Form 10-Q
period 2013-09-30
AMERICAN HONDA FINANCE CORP
filed 2013-11-12
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36111

AMERICAN HONDA FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20800 Madrona Avenue, Torrance, California	90503
(Address of principal executive offices)	(Zip Code)

(310) 972-2288

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 31, 2013, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

REDUCED DISCLOSURE FORMAT

American Honda Finance Corporation, a wholly owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2013

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share amounts)

	September 30,	March 31,
	2013	2013
Assets

Cash and cash equivalents	$141	$149
Finance receivables, net	41,663	39,504
Investment in operating leases, net	20,560	19,348
Due from Parent and affiliated companies	100	77
Income taxes receivable	7	84
Vehicles held for disposition	111	126
Other assets	649	623
Derivative instruments	150	177

Total assets	$63,381	$60,088

Liabilities and Equity

Debt:
Commercial paper	$6,150	$4,704
Related party debt	4,863	4,720
Bank loans	6,619	6,642
Medium term note programs	18,128	16,873
Secured debt	7,736	7,639
Other debt	1,596	1,571

Total debt	45,092	42,149

Due to Parent and affiliated companies	72	70
Accrued interest expense	88	181
Deferred income taxes	6,773	6,633
Other liabilities	1,235	1,231
Derivative instruments	164	234

Total liabilities	53,424	50,498

Commitments and contingencies

Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of September 30, 2013 and March 31, 2013	1,366	1,366
Retained earnings	7,806	7,422
Accumulated other comprehensive income	79	88

Total shareholder’s equity	9,251	8,876

Noncontrolling interest in subsidiary	706	714

Total equity	9,957	9,590

Total liabilities and equity	$63,381	$60,088

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to note 9 for additional information.

	September 30,	March 31,
	2013	2013

Finance receivables, net	$7,696	$7,582
Vehicles held for disposition	5	5
Other assets	244	234

Total assets	$7,945	$7,821

Secured debt	$7,736	$7,639
Other liabilities	2	2

Total liabilities	$7,738	$7,641

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions)

	Three months ended		Six months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Direct financing lease	$49	$55	$102	$111
Retail	350	368	689	735
Dealer	28	26	59	53
Operating lease	1,067	992	2,110	1,962

Total revenues	1,494	1,441	2,960	2,861

Depreciation on operating lease	842	756	1,650	1,473
Interest expense	158	213	333	426

Net revenues	494	472	977	962

Gain on disposition of lease vehicles	6	13	6	27
Other income	27	27	58	55

Total net revenues	527	512	1,041	1,044

Expenses:
General and administrative expenses	99	91	195	176
Provision for credit losses	35	(11)	65	2
Early termination loss on operating leases	7	26	13	28
Loss on lease residual values	1	3	2	4
(Gain)/Loss on derivative instruments	(55)	(59)	(3)	(24)
(Gain)/Loss on foreign currency revaluation of debt	74	56	87	(35)

Total expenses	161	106	359	151

Income before income taxes	366	406	682	893

Income tax expense	141	159	261	353

Net income	225	247	421	540

Less: Net income attributable to noncontrolling interest	16	18	37	25

Net income attributable to American Honda Finance Corporation	$209	$229	$384	$515

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three months ended		Six months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$225	$247	$421	$540
Other comprehensive income (loss):
Foreign currency translation adjustment	28	45	(18)	21

Comprehensive income	253	292	403	561
Less: Comprehensive income attributable to noncontrolling interest	29	40	28	35

Comprehensive income attributable to American Honda Finance Corporation	$224	$252	$375	$526

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In millions)

			Accumulated
	Total	Retained earnings	other comprehensive income	Common stock	Noncontrolling interest

Balance at March 31, 2012	$8,615	$6,481	$102	$1,366	$666

Net income for the six months ended September 30, 2012	540	515	—	—	25
Other comprehensive income	21	—	11	—	10

Balance at September 30, 2012	$9,176	$6,996	$113	$1,366	$701

Balance at March 31, 2013	$9,590	$7,422	$88	$1,366	$714

Net income for the six months ended September 30, 2013	421	384	—	—	37
Other comprehensive loss	(18)	—	(9)	—	(9)
Dividends declared to noncontrolling interest	(36)	—	—	—	(36)

Balance at September 30, 2013	$9,957	$7,806	$79	$1,366	$706

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six months ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net income	$421	$540
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(36)	225
Loss on lease residual values and provision for credit losses	67	6
Early termination loss on operating leases	13	28
Depreciation and amortization	1,653	1,476
Accretion of unearned subsidy income	(521)	(497)
Amortization of deferred dealer participation and IDC	167	166
(Gain)/Loss on disposition of lease vehicles and fixed assets	(6)	(28)
Deferred income tax expense	143	264
Changes in operating assets and liabilities:
Income taxes receivable/payable	77	(58)
Other assets	(26)	10
Accrued interest/discounts on debt	8	9
Other liabilities	1	13
Due to/due from Parent and affiliated companies	(21)	(3)

Net cash provided by operating activities	1,940	2,151

Cash flows from investing activities:
Finance receivables acquired	(12,280)	(10,171)
Principal collected on finance receivables	9,072	8,824
Net change in wholesale loans	662	54
Purchase of operating lease vehicles	(6,062)	(5,412)
Disposal of operating lease vehicles	3,146	2,595
Cash received for unearned subsidy income	637	609
Other investing activities, net	(14)	(38)

Net cash used in investing activities	(4,839)	(3,539)

Cash flows from financing activities:
Proceeds from issuance of commercial paper	21,583	17,134
Paydown of commercial paper	(20,123)	(17,354)
Proceeds from issuance of related party debt	23,006	21,982
Paydown of related party debt	(22,844)	(21,729)
Proceeds from issuance of medium term notes and other debt	5,975	3,796
Paydown of medium term notes and other debt	(4,784)	(3,535)
Proceeds from issuance of secured debt	2,743	3,478
Paydown of secured debt	(2,649)	(2,396)
Dividend paid	(18)	—

Net cash provided by financing activities	2,889	1,376

Effect of exchange rate changes on cash and cash equivalents	2	—

Net decrease in cash and cash equivalents	(8)	(12)

Cash and cash equivalents at beginning of year	149	161

Cash and cash equivalents at end of year	$141	$149

Supplemental disclosures of cash flow information:
Interest paid	$409	$446
Income taxes paid	38	148

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Interim Information

(a)	Organizational Structure

American Honda Finance Corporation (AHFC) is a wholly owned subsidiary of American Honda Motor Co., Inc. (AHM or the Parent). Honda Canada Finance Inc. (HCFI) is a majority-owned subsidiary of AHFC. Noncontrolling interest in HCFI is held by Honda Canada Inc. (HCI), an affiliate of AHFC. AHM is a wholly owned subsidiary, and HCI is an indirect wholly owned subsidiary, of Honda Motor Co., Ltd. (HMC). AHM and HCI are the sole authorized distributors of Honda and Acura products, including motor vehicles, parts, and accessories in the United States and Canada.

Unless otherwise indicated by the context, all references to the “Company”, “we”, “us”, and “our” in this report include AHFC and its consolidated subsidiaries, and references to “AHFC” refer solely to American Honda Finance Corporation (excluding AHFC’s subsidiaries).

(b)	Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations, cash flows, and financial condition for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year or for any other interim period. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements, significant accounting policies, and the other notes to the consolidated financial statements for the fiscal year ended March 31, 2013 included in Amendment No. 2 to AHFC’s Registration Statement on Form 10, which was filed with the Securities and Exchange Commission (SEC) on August 19, 2013. All significant intercompany balances and transactions have been eliminated upon consolidation.

(c)	Recently Adopted Accounting Standards

Effective April 1, 2013, the Company adopted Accounting Standards Update (ASU) 2011-11, Disclosures about Offsetting Assets and Liabilities, which amended Accounting Standards Codification (ASC) Topic 210, Balance Sheet, and ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

which clarified the scope of ASU 2011-11. The amendments require disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The adoption of these standards only affected disclosures and did not affect the Company’s consolidated financial condition or results of operations.

(d)	Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC Topic 740, Income Taxes. The amendment requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available at the reporting date under the tax law, and the entity intends to use the deferred tax asset for such purpose. The amendment should be applied prospectively and does not require new recurring disclosures. The Company will adopt this amendment in the first quarter of fiscal year 2015. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

(2)	Finance Receivables

Finance receivables consisted of the following as of the periods indicated:

	September 30, 2013
	Lease	Retail	Dealer	Total
	(In millions)
Finance receivables	$3,633	$35,254	$3,600	$42,487
Allowance for credit losses	(5)	(94)	(1)	(100)
Write-down of lease residual values	(29)	—	—	(29)
Unearned interest income and fees	(144)	—	—	(144)
Deferred dealer participation and IDC	10	436	—	446
Unearned subsidy income	(191)	(806)	—	(997)

	$3,274	$34,790	$3,599	$41,663

	March 31, 2013
	Lease	Retail	Dealer	Total
	(In millions)
Finance receivables	$3,744	$32,320	$4,208	$40,272
Allowance for credit losses	(5)	(88)	—	(93)
Write-down of lease residual values	(36)	—	—	(36)
Unearned interest income and fees	(146)	—	—	(146)
Deferred dealer participation and IDC	9	405	—	414
Unearned subsidy income	(208)	(699)	—	(907)

	$3,358	$31,938	$4,208	$39,504

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Finance receivables include retail loans with principal balances of $7.8 billion and $7.7 billion as of September 30, 2013 and March 31, 2013, respectively, that have been sold for legal purposes in securitization transactions that do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to note 9 for additional information.

The uninsured portions of the lease residual values were $506 million and $525 million at September 30, 2013 and March 31, 2013, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $6 million and $5 million for the three months ended September 30, 2013 and 2012, respectively, and $13 million and $12 million for the six months ended September 30, 2013 and 2012, respectively.

Credit Quality of Financing Receivables

Credit losses are an expected cost of extending credit. The majority of the credit risk is with consumer financing and to a lesser extent with dealer financing. Credit risk can be affected by general economic conditions. Adverse changes such as a rise in unemployment rates can increase the likelihood of defaults. Declines in used vehicle prices can reduce the amount of recoveries on repossessed collateral. Credit risk on dealer loans is affected primarily by the financial strength of the dealers within the portfolio. Exposure to credit risk is managed through purchasing standards, pricing of contracts for expected losses, focusing collection efforts to minimize losses, and ongoing reviews of the financial conditions of dealers.

Allowance for Credit Losses

The allowance for credit losses is management’s estimate of probable losses incurred on finance receivables, which require significant judgment and assumptions that are inherently uncertain. The allowance is based on management’s evaluation of many factors, including the Company’s historical credit loss experience, the value of the underlying collateral, delinquency trends, and economic conditions.

Consumer finance receivables in the retail loan and direct financing lease portfolio segments are collectively evaluated for impairment. Delinquencies and losses are continuously monitored and this historical experience provides the primary basis for estimating the allowance. Management utilizes various methodologies when estimating the allowance for credit losses including models, which incorporate vintage loss and delinquency migration analysis. These models take into consideration attributes of the portfolio including loan-to-value ratios, internal and external credit scores, and collateral types. Economic factors such as used vehicle prices, unemployment rates, and consumer debt service burdens are also incorporated when estimating losses.

Dealer loans are individually evaluated for impairment when specifically identified as impaired. Dealer loans are considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the terms of the contract. The Company’s determination of whether dealer loans are impaired is based on evaluations of dealerships’ payment history, financial condition, and their ability to perform under the terms of the loan agreements. Dealer loans that have not been specifically identified as impaired are collectively evaluated for impairment.

There were no modifications to dealer loans that constituted troubled debt restructurings during the three and six months ended September 30, 2013 and 2012.

The Company generally does not grant concessions on consumer finance receivables that are considered to be troubled debt restructurings other than modifications of retail loans in reorganization proceeding pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three and six months ended September 30, 2013 and 2012. The Company does allow payment deferrals on consumer finance receivables, which are not considered to be troubled debt restructurings as payment extensions are deemed to be insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and six months ended September 30, 2013
	Lease	Retail	Dealer	Total
	(In millions)
Beginning balance, July 1, 2013	$5	$95	$—	$100
Provision	1	29	1	31
Charge-offs	(1)	(51)	—	(52)
Recoveries	—	21	—	21
Effect of translation adjustment	—	—	—	—

Ending balance, September 30, 2013	$5	$94	$1	$100

Beginning balance, April 1, 2013	$5	$88	$—	$93
Provision	2	54	1	57
Charge-offs	(2)	(95)	—	(97)
Recoveries	—	47	—	47
Effect of translation adjustment	—	—	—	—

Ending balance, September 30, 2013	$5	$94	$1	$100

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$1	$1
Collectively evaluated for impairment	5	94	—	99
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$12	$12
Collectively evaluated for impairment	3,308	34,884	3,588	41,780

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Three and six months ended September 30, 2012
	Lease	Retail	Dealer	Total
	(In millions)
Beginning balance, July 1, 2012	$6	$148	$4	$158
Provision	2	(16)	(1)	(15)
Charge-offs	(1)	(53)	(2)	(56)
Recoveries	—	22	—	22
Effect of translation adjustment	—	—	—	—

Ending balance, September 30, 2012	$7	$101	$1	$109

Beginning balance, April 1, 2012	$6	$155	$1	$162
Provision	3	(10)	2	(5)
Charge-offs	(3)	(93)	(2)	(98)
Recoveries	1	49	—	50
Effect of translation adjustment	—	—	—	—

Ending balance, September 30, 2012	$7	$101	$1	$109

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	7	101	1	109
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$7	$7
Collectively evaluated for impairment	3,527	32,456	3,215	39,198

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Delinquencies

The following is an aging analysis of past due finance receivables as of the periods indicated:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables
	(In millions)
September 30, 2013
Retail loans:
New auto	$169	$30	$9	$208	$29,475	$29,683
Used and certified auto	72	13	4	89	4,042	4,131
Motorcycle and other	13	5	2	20	1,050	1,070

Total retail	254	48	15	317	34,567	34,884

Direct financing lease	8	2	1	11	3,297	3,308

Dealer loans:
Wholesale flooring	1	—	1	2	3,100	3,102
Commercial loans	—	—	—	—	498	498

Total dealer loans	1	—	1	2	3,598	3,600

Total finance receivables	$263	$50	$17	$330	$41,462	$41,792

March 31, 2013
Retail loans:
New auto	$126	$17	$5	$148	$26,412	$26,560
Used and certified auto	54	7	2	63	4,343	4,406
Motorcycle and other	11	3	2	16	1,044	1,060

Total retail	191	27	9	227	31,799	32,026

Direct financing lease	10	2	—	12	3,387	3,399

Dealer loans:
Wholesale flooring	2	—	1	3	3,769	3,772
Commercial loans	—	—	—	—	436	436

Total dealer loans	2	—	1	3	4,205	4,208

Total finance receivables	$203	$29	$10	$242	$39,391	$39,633

Credit Quality Indicators

Retail Loan and Direct Financing Lease Portfolio Segments

The Company utilizes proprietary credit scoring systems to evaluate the credit risk of applicants for retail loans and leases. The scoring systems assign internal credit scores based on various factors including the applicant’s credit bureau information and contract terms. The internal credit score provides the primary basis for credit decisions when acquiring retail loan and lease contracts. Internal credit scores are determined only at the time of origination and are not reassessed during the life of the contract.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Subsequent to origination, collection experience provides a current indication of the credit quality of consumer finance receivables. The likelihood of accounts charging off becomes significantly higher once an account becomes 60 days delinquent. Accounts that are current or less than 60 days past due are considered to be performing. Accounts that are 60 days or more past due are considered to be nonperforming. The table below presents the Company’s portfolio of consumer loans and leases by this credit quality indicator as of the periods indicated:

	Retail new auto	Retail used and certified auto	Retail motorcycle and other	Direct financing lease	Total consumer finance receivables
	(In millions)
September 30, 2013
Performing	$29,644	$4,114	$1,063	$3,305	$38,126
Nonperforming	39	17	7	3	66

Total	$29,683	$4,131	$1,070	$3,308	$38,192

March 31, 2013
Performing	$26,538	$4,397	$1,055	$3,397	$35,387
Nonperforming	22	9	5	2	38

Total	$26,560	$4,406	$1,060	$3,399	$35,425

Dealer Loan Portfolio Segment

The Company utilizes an internal risk rating system to evaluate dealer credit risk. Dealerships are assigned an internal risk rating based on an assessment of their financial condition. Factors including liquidity, financial strength, management effectiveness, and operating efficiency are evaluated when assessing their financial condition. Program guidelines such as financing limits and interest rates are determined from these risk ratings. Monitoring activities including financial reviews and inventory inspections are performed more frequently for dealerships with weaker risk ratings. The financial conditions of dealerships are reviewed and their risk ratings are updated at least annually.

The Company’s outstanding portfolio of dealer loans has been divided into two groups in the tables below as of the periods indicated. Group A includes the loans of dealerships with the strongest internal risk rating. Group B includes the loans of all remaining dealers. Although the likelihood of losses can be higher for dealerships in Group B, the overall risk of losses is not considered to be significant.

	September 30, 2013			March 31, 2013
	Wholesale flooring	Commercial loans	Total	Wholesale flooring	Commercial loans	Total
	(In millions)
Group A	$1,991	$296	$2,287	$2,420	$248	$2,668
Group B	1,111	202	1,313	1,352	188	1,540

Total	$3,102	$498	$3,600	$3,772	$436	$4,208

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following as of the periods indicated:

	September 30, 2013	March 31, 2013
	(In millions)
Operating lease vehicles	$25,343	$24,034
Accumulated depreciation	(4,294)	(4,208)
Deferred dealer participation and IDC	88	82
Unearned subsidy income	(521)	(500)
Estimated early termination losses	(56)	(60)

	$20,560	$19,348

The Company recognized $7 million and $26 million of estimated early termination losses due to lessee defaults for the three months ended September 30, 2013 and 2012, respectively. Actual net losses realized for the three months ended September 30, 2013 and 2012 totaled $10 million and $9 million, respectively. The Company recognized $13 million and $28 million of estimated early termination losses due to lessee defaults for the six months ended September 30, 2013 and 2012, respectively. Actual net losses realized for the six months ended September 30, 2013 and 2012 totaled $17 million and $14 million, respectively.

Included in the provision for credit losses are provisions related to past-due receivables on operating leases in the amounts of $4 million for both the three months ended September 30, 2013 and 2012. Included in the provision for credit losses for the six months ended September 30, 2013 and 2012 are provisions related to past-due receivables on operating leases in the amounts of $8 million and $7 million, respectively.

The Company did not recognize impairment losses during the three and six months ended September 30, 2013 and 2012 since there were no events or circumstances which indicated that the carrying values of operating leases would not be recoverable.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4)	Debt

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt, weighted average contractual interest rates, and range of contractual interest rates were the following as of the periods indicated:

			Weighted average contractual interest rate		Contractual interest rate ranges
	September 30, 2013	March 31, 2013	September 30, 2013	March 31, 2013	September 30, 2013	March 31, 2013
	(In millions)
Secured debt	$7,736	$7,639	0.71%	0.78%	0.22 - 1.80%	0.20 - 1.98%

Unsecured debt:
Commercial paper	6,150	4,704	0.32	0.39	0.12 - 1.25	0.17 - 1.26
Related party debt	4,863	4,720	0.53	0.52	0.13 - 1.28	0.17 - 1.29
Bank loans	6,619	6,642	0.94	1.32	0.61 - 2.00	0.59 - 4.55
Private U.S. MTN program	14,496	13,433	1.93	2.36	0.26 - 7.63	0.30 - 7.63
Euro MTN programme	3,632	3,440	2.57	3.53	0.24 - 5.50	0.29 - 6.25
Other debt	1,596	1,571	2.13	4.03	1.70 - 2.35	2.24 - 5.61

Total unsecured debt	37,356	34,510

Total debt	$45,092	$42,149

As of September 30, 2013, the outstanding principal balance of long-term debt with floating interest rates totaled $11.9 billion and long-term debt with fixed interest rates totaled $19.5 billion. As of March 31, 2013, the outstanding principal balance of long-term debt with floating interest rates totaled $9.1 billion and long-term debt with fixed interest rates totaled $21.6 billion.

Secured Debt

The Company issues notes through secured financing transactions that are secured by assets held by the issuing securitization trust. The notes generally have fixed interest rates (a limited number of notes had variable interest rates). Repayment on the notes is dependent on the performance of the underlying receivables. Refer to note 9 for additional information on the Company’s secured financing transactions.

Commercial Paper

As of both September 30, 2013 and March 31, 2013, the Company had commercial paper programs that provide the Company with available funds of up to $7.6 billion at prevailing market interest rates for periods up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in note 6.

Outstanding commercial paper averaged $5.1 billion and $3.7 billion during the six months ended September 30, 2013 and 2012, respectively. The maximum balance outstanding at any month-end during the six months ended September 30, 2013 and 2012 was $6.1 billion and $4.1 billion, respectively.

As of September 30, 2013, the Company had available committed lines of credit totaling $7.3 billion, which expire in March 2014. Committed lines of credit are in place to support the Company’s commercial paper programs. If these lines were used, it would be in the form of short-term notes. The Company expensed commitment fees of $2 million during both the three months ended September 30, 2013 and 2012, and $4 million during both the six months ended September 30, 2013 and 2012, in general and administrative expenses. As of September 30, 2013 and March 31, 2013, there were no amounts outstanding under these lines.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Related Party Debt

AHFC routinely issues fixed rate short-term notes to AHM to help fund AHFC’s general corporate operations. The Company incurred interest expense on these notes totaling $2 million during both the three months ended September 30, 2013 and 2012, and $3 million during both the six months ended September 30, 2013 and 2012.

HCFI routinely issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. The Company incurred interest expense on these notes totaling $5 million and $4 million for the three months ended September 30, 2013 and 2012, respectively, and $10 million and $8 million for the six months ended September 30, 2013 and 2012, respectively.

Bank Loans

Outstanding bank loans at September 30, 2013 and March 31, 2013 include loans with either fixed or variable rates, and generally have prepayment options. No outstanding bank loans as of September 30, 2013 and March 31, 2013 were supported by the Keep Well Agreements with HMC described in note 6.

Medium Term Note (MTN) Programs

Private U.S. MTN Note Program

Notes outstanding under the Rule 144A Private U.S. MTN Note Program as of September 30, 2013 are both short-term and long-term, with either fixed or variable rates, and denominated in U.S. dollars.

Public U.S. MTN Note Program

On September 25, 2013, AHFC established a MTN program that registered the offer and sale of up to $5 billion in an aggregate principal amount of Public U.S. MTN Notes with the SEC. There were no notes issued under this program as of September 30, 2013.

Euro MTN Note Programme

The Euro MTN Note Programme is listed on the Luxembourg Stock Exchange. Notes outstanding under this programme are long-term, with either fixed or variable rates, and denominated in U.S. dollars, Japanese Yen, and Euros. As of August 8, 2013, AHFC is the sole issuer under this programme.

The MTN programs are supported by the Keep Well Agreement with HMC described in note 6.

Other Debt

The outstanding balances as of September 30, 2013 and March 31, 2013 represent private placement debt issuances by HCFI denominated in Canadian dollars, with either fixed or variable rates. Private placement debt was supported by the Keep Well Agreement with HMC described in note 6.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5)	Derivative Instruments

The notional balances and gross fair values of the Company’s derivatives are presented below as of the periods indicated. Derivative instruments are presented in the Company’s consolidated balance sheets on a net basis by counterparty. Refer to note 13 regarding the valuation of derivative instruments.

	September 30, 2013			March 31, 2013
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities
	(In millions)
Interest rate swaps	$43,458	$227	$143	$42,861	$342	$155
Cross currency swaps	2,960	22	120	3,247	27	271

Gross derivative assets/liabilities		249	263		369	426
Counterparty netting adjustment		(99)	(99)		(192)	(192)

Net derivative assets/liabilities		$150	$164		$177	$234

The income statement effect of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
	(In millions)
Interest rate swaps	$(24)	$1	$(88)	$52
Cross currency swaps	79	58	91	(28)

Total gain on derivative instruments	$55	$59	$3	$24

The fair value of derivative instruments is subject to the fluctuations in market interest rates and foreign currency exchange rates. Since the Company has elected not to apply hedge accounting, the volatility in the changes in fair value of these derivative instruments is recognized in earnings. All settlements of derivative instruments are recognized within cash flows from operating activities in the consolidated statements of cash flows.

These derivative instruments also contain an element of credit risk in the event the counterparties are unable to meet the terms of the agreements. However, the Company minimizes the risk exposure by limiting the counterparties to major banks and financial institutions that meet established credit guidelines. In the event of default, all counterparties are subject to legally enforceable master netting agreements. The Company generally does not require or place collateral for these instruments under credit support agreements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies.

	Three months ended September 30,		Six months ended September 30,
Income statement	2013	2012	2013	2012
	(In millions)
Revenue:
Subsidy income	$260	$249	$514	$493
Interest expense:
Related party debt	7	6	13	11
Other income:
VSC administration fees	23	23	47	46
General and administrative expenses:
Support Compensation Agreement fees	4	3	8	7
Benefit plan expenses	4	4	9	8
Shared services	12	11	23	22

Balance Sheet	September 30, 2013		March 31, 2013
	(In millions)
Assets:
Finance receivables, net:
Unearned subsidy income		$(983)		$(895)
Investment in operating leases, net:
Unearned subsidy income		(519)		(497)
Due from Parent and affiliated companies		100		77
Liabilities:
Debt:
Related party debt		$4,863		$4,720
Due to Parent and affiliated companies		72		70
Accrued interest expenses:
Related party debt		3		3
Other liabilities:
VSC unearned administrative fees		349		337
Accrued benefit expenses		45		44
Dividend payable		18		—

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Support Agreements

HMC and AHFC are parties to a Keep Well Agreement, effective as of September 9, 2005. This Keep Well Agreement provides that HMC will (1) maintain (directly or indirectly) at least 80% ownership in AHFC’s voting stock and not pledge (directly or indirectly), or in any way encumber or otherwise dispose of, any such stock of AHFC that it is required to hold (or permit any of HMC’s subsidiaries to do so), (2) cause AHFC to have a positive consolidated tangible net worth with tangible net worth defined as (a) stockholder’s equity less (b) any intangible assets, determined on a consolidated basis in accordance with GAAP, and (3) ensure that AHFC has sufficient liquidity to meet its payment obligations for debt HMC has confirmed in writing is covered by this Keep Well Agreement, in accordance with its terms, or where necessary make available to AHFC, or HMC shall procure for AHFC, sufficient funds to enable AHFC to meet such obligations in accordance with such terms. This Keep Well Agreement is not a guarantee by HMC.

HMC and HCFI are parties to a Keep Well Agreement effective as of September 26, 2005. This Keep Well Agreement provides that HMC will (1) maintain (directly or indirectly) at least 80% ownership in HCFI’s voting stock and not pledge (directly or indirectly), or in any way encumber or otherwise dispose of, any such stock of HCFI that it is required to hold (or permit any of HMC’s subsidiaries to do so), (2) cause HCFI to have a positive consolidated tangible net worth with tangible net worth defined as (a) stockholder’s equity less (b) any intangible assets, determined on a consolidated basis in accordance with generally accepted accounting principles in Canada, and (3) ensure that HCFI has sufficient liquidity to meet its payment obligations for debt HMC has confirmed in writing is covered by this Keep Well Agreement, in accordance with its terms, or where necessary make available to HCFI, or HMC shall procure for HCFI, sufficient funds to enable HCFI to meet such obligations in accordance with such terms. This Keep Well Agreement is not a guarantee by HMC.

Debt programs supported by the Keep Well Agreements consists of the Company’s commercial paper programs, private U.S. MTN program, public U.S. MTN program, Euro MTN programme, and HCFI’s private placement. In connection with the above agreements, AHFC and HCFI have entered into separate Support Compensation Agreements, where each has agreed to pay HMC a quarterly fee based on the amount of outstanding debt that benefit from the HMC Keep Well Agreements. Support Compensation Agreement fees are recognized in general and administrative expenses.

Incentive Programs

The Company receives subsidy payments from AHM and HCI, which supplements the revenues on financing products offered under incentive programs. Subsidy payments received on retail loans and leases are deferred and recognized as revenue over the term of the related contracts. The unearned balance is recognized as reductions to the carrying value of finance receivables and investment in operating leases. Subsidy payments on dealer loans are received as earned.

Related Party Debt

AHFC routinely issues short-term notes to AHM to fund AHFC’s general corporate operations. HCFI routinely issues short-term notes to HCI to fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Refer to note 4 for additional information.

Vehicle Service Contract Administration

AHFC receives fees to perform administrative services for vehicle service contracts issued by AHM and its subsidiary. HCFI receives fees for marketing vehicle service contracts issued by HCI. Unearned VSC administration fees are included in other liabilities (see note 11). VSC administration income is recognized in other income (see note 12).

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Shared Services

The Company shares certain common expenditures with AHM and HCI, including data processing services, software development, and facilities. The allocated costs for shared services are included in general and administrative expenses.

Benefit Plans

The Company participates in various employee benefit plans that are maintained by AHM and HCI. The allocated benefit plan expenses are included in general and administrative expenses.

Income taxes

The Company’s U.S. income taxes are recognized on a modified separate return basis pursuant to intercompany income tax allocation agreements with AHM. Income tax related items are not included in the tables above. Refer to note 7 for additional information.

Other

The majority of the amounts due from the Parent and affiliated companies at September 30, 2013 and March 31, 2013 related to subsidies. The majority of the amounts due to the Parent and affiliated companies at September 30, 2013 and March 31, 2013 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business. Included within other liabilities is the portion of dividends that were declared by HCFI to HCI and were not paid as of September 30, 2013.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7)	Income Taxes

The Company’s effective tax rate was 38.5% and 38.3%, respectively, for the three and six months ended September 30, 2013, and 39.2% and 39.5%, respectively, for the three and six months ended September 30, 2012. The Company’s provision for income taxes for the first six months of fiscal year 2014 was $261 million compared to $353 million for the same period in fiscal year 2013. The decrease in the provision is primarily due to the decrease in our income before tax for the first six months of fiscal year 2014 compared to the same period in fiscal year 2013.

To date, the Company has not provided for federal income taxes on the undistributed earnings of its foreign subsidiary, HCFI, because such earnings are intended to be indefinitely reinvested outside the United States. At September 30, 2013, $586 million, of accumulated undistributed earnings of HCFI were deemed to be so reinvested. If these undistributed earnings were to be distributed, the unrecognized deferred tax liability associated with these indefinitely reinvested earnings would be $83 million. At September 30, 2013, HCFI is not planning any distributions.

The changes in the unrecognized tax benefits for the first six months ended September 30, 2013, were not significant. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of fiscal year 2014.

As of September 30, 2013, the Company is subject to examination by U.S. federal and state tax jurisdictions for the taxable years ended March 31, 2005 to 2013. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2006 to 2012 federally, and returns filed for the taxable years ended March 31, 2005 to 2012 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Commitments and Contingencies

The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was approximately $3 million and $2 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $6 million and $5 million for the six months ended September 30, 2013 and 2012, respectively.

The Company extends commercial revolving lines of credit to new and used vehicle dealers to aid in their facilities refurbishment or general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. Maximum commercial revolving lines of credit were $241 million and $136 million as of September 30, 2013 and March 31, 2013, respectively, with $123 million and $77 million, respectively, used as of those dates. The Company also has a commitment to lend a total of $100 million to finance the construction of auto dealerships with $48 million of this commitment funded as of September 30, 2013.

Litigation

The Company is involved, in the ordinary course of business, in various legal proceedings and governmental reviews from time to time, including claims of individual customers and purported class action lawsuits. Certain of these actions are similar to suits filed against other financial institutions and captive finance companies. Most of these proceedings concern customer allegations of wrongful repossession or defamation of credit. The Company establishes accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. When able, the Company will also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability. Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established. Based on available information and established accruals, management does not believe it is reasonably possible that the results of these proceedings, in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9)	Securitizations and Variable Interest Entities

The trusts utilized for on-balance sheet securitizations are variable interest entities, which are required to be consolidated by their primary beneficiary. The Company is considered to be the primary beneficiary of these trusts due to (i) the power to direct the activities of the trusts that most significantly impact the trusts’ economic performance through its role as servicer, and (ii) the obligation to absorb losses or the right to receive residual returns that could potentially be significant to the trusts through the subordinated certificates and residual interest retained. The debt securities issued by the trusts to third-party investors along with the assets of the trusts are included in the Company’s consolidated financial statements.

During the six months ended September 30, 2013 and 2012, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $2.7 billion and $3.5 billion, respectively. The notes were secured by receivables with an initial principal balance of $2.8 billion and $3.6 billion, respectively.

The table below presents the carrying amounts of assets and liabilities of consolidated securitization trusts as they are reported in the Company’s consolidated balance sheets as of the periods indicated. All amounts exclude intercompany balances, which have been eliminated in consolidation. The assets of the trusts can only be used to settle the obligations of the trusts. The third-party investors in the obligations of the trusts do not have recourse to the general credit of the Company.

	September 30, 2013	March 31, 2013
	(In millions)
Assets:
Finance receivables	$7,803	$7,696
Unamortized costs and subsidy income, net	(94)	(96)
Allowance for credit losses	(13)	(18)

Total finance receivables, net	7,696	7,582
Vehicles held for disposition	5	5
Restricted cash (1)	234	222
Accrued interest receivable (1)	10	12

Total assets	$7,945	$7,821

Liabilities:
Secured debt	$7,747	$7,651
Unamortized discounts and fees	(11)	(12)

Total secured debt, net	7,736	7,639
Accrued interest expense	2	2

Total liabilities	$7,738	$7,641

(1)	Included with other assets in the Company’s consolidated balance sheets (see note 10).

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In its role as servicer, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash it collects for its general purposes prior to the remittance to the trusts. As of September 30, 2013 and March 31, 2013, AHFC and HCFI had cash collections of $398 million and $434 million, respectively, which were required to be remitted to the trusts.

(10)	Other Assets

Other assets consisted of the following as of the periods indicated:

	September 30, 2013	March 31, 2013
	(In millions)
Accrued interest and fees	$80	$84
Other receivables	79	88
Deferred expense	161	152
Software, net of accumulated amortization of $134 and $132 as of September 30, 2013 and March 31, 2013	11	11
Property and equipment, net of accumulated depreciation of $17 and $16 as of September 30, 2013 and March 31, 2013	5	6
Restricted cash	234	222
Other	79	60

Total	$649	$623

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $1 million for both the three months ended September 30, 2013 and 2012, and $3 million for both the six months ended September 30, 2013 and 2012.

(11)	Other Liabilities

Other liabilities consisted of the following as of the periods indicated:

	September 30, 2013	March 31, 2013
	(In millions)
Dealer payables	$171	$222
Accounts payable and accrued expenses	256	242
Lease security deposits	52	51
VSC unearned administrative fees (note 6)	349	337
Unearned income, operating lease	257	247
Uncertain tax positions	47	46
Dividend payable (note 6)	18	—
Other	85	86

Total	$1,235	$1,231

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12)	Other Income

Other income consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
	(In millions)
VSC administration (note 6)	$23	$23	$47	$46
Other	4	4	11	9

Total	$27	$27	$58	$55

(13)	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are those other than quoted prices included within Level 1 that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Nonperformance risk is also required to be reflected in the fair value measurement, including an entity’s own credit standing when measuring the fair value of a liability.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis as of the periods indicated:

	September 30, 2013
	Level 1	Level 2	Level 3	Counterparty netting	Total
	(In millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$227	$—	$(70)	$157
Cross currency swaps		22	—	(29)	(7)

Total assets	$—	$249	$—	$(99)	$150

Liabilities:
Derivative instruments:
Interest rate swaps	$—	$143	$—	$(70)	$73
Cross currency swaps	—	120	—	(29)	91

Total liabilities	$—	$263	$—	$(99)	$164

	March 31, 2013
	Level 1	Level 2	Level 3	Counterparty netting	Total
	(In millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$342	$—	$(103)	$239
Cross currency swaps		27	—	(89)	(62)

Total assets	$—	$369	$—	$(192)	$177

Liabilities:
Derivative instruments:
Interest rate swaps	$—	$155	$—	$(103)	$52
Cross currency swaps	—	271	—	(89)	182

Total liabilities	$—	$426	$—	$(192)	$234

The valuation techniques of assets and liabilities measured at fair value on a recurring basis are described below:

Derivative Instruments

The Company’s derivatives are transacted in over-the-counter markets and quoted market prices are not readily available. The Company uses third-party developed valuation models to value derivative instruments. These models estimate fair values using discounted cash flow modeling techniques, which utilize the contractual terms of the derivative instruments and market-based inputs, including interest rates and foreign exchange rates. Discount rates incorporate counterparty and HMC specific credit default spreads to reflect nonperformance risk.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the six months ended September 30, 2013 and 2012. Refer to note 5 for additional information on derivative instruments.

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held as of the periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment
	(In millions)
September 30, 2013
Vehicles held for disposition	$—	$—	$80	$80	$17
September 30, 2012
Vehicles held for disposition	$—	$—	$51	$51	$12

The following describes the methodologies and assumptions used in nonrecurring fair value measurements, which relate to the application of lower of cost or fair value accounting on long-lived assets.

Vehicles Held for Disposition

Vehicles held for disposition consist of returned and repossessed vehicles. They are valued at the lower of their carrying value or estimated fair value, less estimated disposition costs. The fair value is based on current average selling prices of like vehicles at wholesale used vehicle auctions.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments

The following tables summarize the carrying values and fair values of the Company’s financial instruments except for those measured at fair value on a recurring basis as of the periods indicated. Certain financial instruments and all nonfinancial assets and liabilities are excluded from fair value disclosure requirements including the Company’s direct financing lease receivables and investment in operating leases.

	September 30, 2013
	Carrying value	Fair value
		Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$141	$141	$—	$—	$141
Dealer loans, net	3,599	—	—	3,470	3,470
Retail loans, net	34,790	—	—	35,344	35,344
Restricted cash	234	234	—	—	234
Liabilities:
Commercial paper	$6,150	$—	$6,150	$—	$6,150
Related party debt	4,863	—	4,863	—	4,863
Bank loans	6,619	—	6,636	—	6,636
Medium term note programs	18,128	—	18,565	—	18,565
Secured debt	7,736	—	7,773	—	7,773
Other debt	1,596	—	1,592	—	1,592

	March 31, 2013
	Carrying value	Fair value
		Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents	$149	$149	$—	$—	$149
Dealer loans, net	4,208	—	—	4,072	4,072
Retail loans, net	31,938	—	—	32,533	32,533
Restricted cash	222	222	—	—	222
Liabilities:
Commercial paper	$4,704	$—	$4,703	$—	$4,703
Related party debt	4,720	—	4,721	—	4,721
Bank loans	6,642	—	6,671	—	6,671
Medium term note programs	16,873	—	17,525	—	17,525
Secured debt	7,639	—	7,679	—	7,679
Other debt	1,571	—	1,590	—	1,590

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following describes the methodologies and assumptions used to estimate the fair value of the Company’s financial instruments not measured at fair value on a recurring basis:

Cash, Cash Equivalents, and Restricted Cash

The carrying values reported on the consolidated balance sheets approximate fair values due to the short-term nature of the assets and negligible credit risk. Restricted cash accounts held by securitization trusts are included in other assets.

Finance Receivables

The fair values of the Company’s retail loans and dealer wholesale loans are based on estimated proceeds of hypothetical whole loan transactions. It is assumed that market participants in whole loan transactions would acquire the loans with the intent of securitizing the loans. Internally developed valuation models are used to estimate the pricing of securitization transactions, which is adjusted for the estimated costs of securitization transactions and required profit margins of market participants. The models incorporate projected cash flows of the underlying receivables, which include prepayment and credit loss assumptions. The models also incorporate current market interest rates and market spreads for the credit and liquidity risk of securities issued in the securitizations. The estimated fair values of the Company’s dealer commercial loans are based on a discounted cash flow model.

Debt

The fair value of the Company’s debt is estimated based on a discounted cash flow analysis. Projected cash flows are discounted using current market interest rates and credit spreads for debt with similar maturities. The Company’s specific nonperformance risk is reflected in the credit spreads on the Company’s unsecured debt.

The above fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market exists for a portion of the Company’s financial instruments, fair value estimates of such financial instruments are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value information presented herein is based on information available at September 30, 2013 and March 31, 2013. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since that date, and therefore, the current estimates of fair value at dates subsequent to September 30, 2013 and March 31, 2013 may differ significantly from the amounts presented herein.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14)	Segment Information

The Company’s reportable segments are based on the two geographic regions where operating results are measured and evaluated by management: the United States and Canada.

Segment performance is evaluated using an internal measurement basis, which differs from the Company’s consolidated results prepared in accordance with GAAP. Segment performance is evaluated on a pre-tax basis before the effect of valuation adjustments on derivative instruments and revaluations of foreign currency denominated debt. Since the Company does not elect to apply hedge accounting, the impact to earnings resulting from these valuation adjustments as reported under GAAP is not representative of segment performance as evaluated by management. Realized gains and losses on derivative instruments, net of realized gains and losses on foreign currency denominated debt, are included in the measure of net revenues when evaluating segment performance.

No adjustments are made to segment performance to allocate any revenues or expenses. Financing products offered throughout the United States and Canada are substantially similar. Segment revenues from the various financing products are reported on the same basis as GAAP consolidated results.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial information for the Company’s reportable segments for the three and six months ended or at September 30, 2013 is summarized in the following table:

	United States	Canada	Valuation adjustments and reclassifications	Total
	(In millions)
Three months ended September 30, 2013
Revenues
Direct financing lease	$—	$49	$—	$49
Retail	304	46	—	350
Dealer	24	4	—	28
Operating lease	1,060	7	—	1,067

Total revenues	1,388	106	—	1,494

Depreciation on operating leases	836	6	—	842
Interest expense	130	28	—	158
Realized (gains)/losses on derivatives and foreign currency denominated debt	(7)	3	4	—

Net revenues	429	69	(4)	494

Gain/(Loss) on disposition of lease vehicles	3	3	—	6
Other income	27	—	—	27

Total net revenues	459	72	(4)	527

Expenses
General and administrative expenses	85	14	—	99
Provision for credit losses	31	4	—	35
Early termination loss on operating leases	7	—	—	7
Loss on lease residual values	—	1	—	1
Derivative instruments	—	—	(55)	(55)
Revaluation of foreign currency debt	—	—	74	74

Income before income taxes	$336	$53	$(23)	$366

Six months ended September 30, 2013
Revenues
Direct financing lease	$—	$102	$—	$102
Retail	599	90	—	689
Dealer	51	8	—	59
Operating lease	2,103	7	—	2,110

Total revenues	2,753	207	—	2,960

Depreciation on operating leases	1,644	6	—	1,650
Interest expense	273	60	—	333
Realized (gains)/losses on derivatives and foreign currency denominated debt	(26)	4	22	—

Net revenues	862	137	(22)	977

Gain/(Loss) on disposition of lease vehicles	—	6	—	6
Other income	57	1	—	58

Total net revenues	919	144	(22)	1,041

Expenses
General and administrative expenses	167	28	—	195
Provision for credit losses	58	7	—	65
Early termination loss on operating leases	13	—	—	13
Loss on lease residual values	—	2	—	2
Derivative instruments	—	—	(3)	(3)
Revaluation of foreign currency debt	—	—	87	87

Income before income taxes	$681	$107	$(106)	$682

September 30, 2013
Total finance receivables	$34,292	$7,371	$—	$41,663
Total operating lease assets	20,294	266	—	20,560
Total assets	55,680	7,701	—	63,381

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial information for the Company’s reportable segments for the three and six months ended or at September 30, 2012 is summarized in the following table:

	United States	Canada	Valuation adjustments and reclassifications	Total
	(In millions)
Three months ended September 30, 2012
Revenues
Direct financing lease	$—	$55	$—	$55
Retail	322	46	—	368
Dealer	22	4	—	26
Operating lease	992	—	—	992

Total revenues	1,336	105	—	1,441

Depreciation on operating leases	756	—	—	756
Interest expense	176	37	—	213
Realized (gains)/losses on derivatives and foreign currency denominated debt	(40)	(2)	42	—

Net revenues	444	70	(42)	472

Gain/(Loss) on disposition of lease vehicles	10	3	—	13
Other income	27	—	—	27

Total net revenues	481	73	(42)	512

Expenses
General and administrative expenses	76	15	—	91
Provision for credit losses	(14)	3	—	(11)
Early termination loss on operating leases	26	—	—	26
Loss on lease residual values	—	3	—	3
Derivative instruments	—	—	(59)	(59)
Revaluation of foreign currency debt	—	—	56	56

Income before income taxes	$393	$52	$(39)	$406

Six months ended September 30, 2012
Revenues
Direct financing lease	$—	$111	$—	$111
Retail	644	91	—	735
Dealer	45	8	—	53
Operating lease	1,962	—	—	1,962

Total revenues	2,651	210	—	2,861

Depreciation on operating leases	1,473	—	—	1,473
Interest expense	352	74	—	426
Realized (gains)/losses on derivatives and foreign currency denominated debt	(61)	(1)	62	—

Net revenues	887	137	(62)	962

Gain/(Loss) on disposition of lease vehicles	22	5	—	27
Other income	54	1	—	55

Total net revenues	963	143	(62)	1,044

Expenses
General and administrative expenses	147	29	—	176
Provision for credit losses	(5)	7	—	2
Early termination loss on operating leases	28	—	—	28
Loss on lease residual values	—	4	—	4
Derivative instruments	—	—	(24)	(24)
Revaluation of foreign currency debt	—	—	(35)	(35)

Income before income taxes	$793	$103	$(3)	$893

September 30, 2012
Total finance receivables	$31,790	$7,258	$—	$39,048
Total operating lease assets	18,985	—	—	18,985
Total assets	52,077	7,354	—	59,431

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “scheduled,” or “anticipates” or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. In addition, all information included herein with respect to projected or future results of operations, cash flows, financial condition, financial performance, or other financial or statistical matters constitute forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and that may be incapable of being realized. The following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements:

•	declines in the financial condition or performance of HMC or the sales of Honda or Acura products;

•	changes in general business and economic conditions;

•	fluctuations in interest rates and currency exchange rates;

•	the failure of our customers, dealers or counterparties in the financial industry to meet the terms of any contracts with us, or otherwise fail to perform as agreed;

•	our inability to recover the estimated residual value of vehicles we lease at the end of their lease terms;

•	changes or disruption in our funding sources or access to the capital markets;

•	changes in our, or HMC’s, credit ratings;

•	increased competition from other financial institutions seeking to increase their share of financing of Honda and Acura products;

•	changes in laws and regulations, including as a result of recent financial services legislation, and related costs;

•	changes in GAAP;

•	a failure or interruption in our operations; and

•	the other risks and uncertainties set forth in Part II, “Item 1A. Risk Factors” below.

We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

Overview

Our primary focus, in collaboration with AHM and HCI, is to provide support for the sale of Honda and Acura products and maintain customer and dealer satisfaction and loyalty. To deliver this support effectively, we seek to maintain competitive cost of funds, efficient operations, and effective risk and compliance management. The primary factors influencing our results of operations, cash flows, and financial condition include the volume of Honda and Acura sales and the portion of those sales that we finance, our cost of funds, competition from other financial institutions, consumer credit defaults, and used automobile prices.

A substantial portion of our consumer financing business is acquired through incentive financing programs sponsored by AHM and HCI. The volume of incentive financing programs and the allocation of those programs between retail loans and leases may vary from fiscal period to fiscal period depending upon the respective marketing strategies of AHM and HCI. AHM and HCI’s marketing strategies are based in part on their business planning, in which we do not participate. Therefore we cannot predict the level of incentive financing programs AHM and HCI may sponsor in the future. Our consumer financing acquisition volumes are substantially dependent on the extent to which incentive financing programs are offered. Increases in incentive financing programs generally increase our financing penetration rates, which typically results in increased revenue and net income for us. The amount of subsidy payments we receive from AHM and HCI is dependent on the terms of the incentive financing programs and the interest rate environment. Subsidy payments are received upon acquisition and recognized in revenue throughout the life of the loan or lease; therefore a significant change in the level of incentive financing programs in a fiscal period often may not be reflected in our results of operations for that period. The amount of subsidy income we recognize in a fiscal period is dependent of the cumulative level of subsidized contracts outstanding that were acquired through incentive financing programs.

We seek to maintain high quality consumer and dealer account portfolios, which we support with strong underwriting standards, risk-based pricing, and effective collection capabilities. Our competitive cost of funds is facilitated by the diversity of our funding sources, and effective interest rate and foreign currency exchange management. We manage expenses to increase our profitability, including adjusting staffing needs based upon our business volumes and centralizing support functions. Additionally, we use risk and compliance management practices to minimize credit and residual value risks and maintain compliance with our pricing, underwriting and servicing policies at the United States, Canadian, state and provincial levels.

In our business operations, we incur costs related to funding, credit loss, residual value loss, and general and administrative expenses, among other expenses.

We analyze our operations in two business segments defined by geography: the United States and Canada. We measure the performance of our United States and Canada segments on a pre-tax basis before the effect of valuation adjustments on derivative instruments and revaluations of foreign currency denominated debt. For additional information regarding our segments, see Note 14—Segment Information of Notes to Consolidated Financial Statements (Unaudited). The following tables and the related discussion are presented based on our geographically segmented consolidated financial statements.

References to “C$” are to the Canadian dollar. This report contains translations of certain Canadian dollar amounts into U.S. dollars at the rate specified below solely for your convenience. These translations should not be construed as representations that the Canadian dollar amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rate indicated. U.S. dollar equivalents for “C$” amounts are calculated based on the exchange rate on September 30, 2013 of 1.0309 per U.S. dollar.

Recent Developments

On October 21, 2013, we announced that we will provide financing and account servicing for Honda aircraft customers in the United States. We will collaborate with our affiliate Honda Aircraft Company LLC to develop the systems and infrastructure to support Honda aircraft customers in the United States.

Results of Operations

The following table provides our income before income taxes for the fiscal periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$321	$354	$576	$808
Canada segment	45	52	106	85

Total income before income taxes	$366	$406	$682	$893

Comparison of the Three Months Ended September 30, 2013 and 2012

Our consolidated income before income taxes was $366 million for the second quarter of fiscal year 2014 compared to $406 million for the same period in fiscal year 2013. This decline of $40 million, or 10%, was primarily due to a provision for credit losses of $35 million during the second quarter of fiscal year 2014 as compared to a benefit from credit losses of $11 million during the same period in fiscal year 2013, a decline in revenue from retail loans of $18 million, a decline in operating lease revenue, net of depreciation, of $11 million, a decline in the gain on derivative instruments of $4 million, and an increase in the loss on foreign currency revaluation of debt of $18 million, which were partially offset by a decline in interest expense of $55 million and a decline in early termination losses on operating leases of $19 million.

Comparison of the Six Months Ended September 30, 2013 and 2012

Our consolidated income before income taxes was $682 million for the first six months of fiscal year 2014 compared to $893 million for the same period in fiscal year 2013. This decline of $211 million, or 24%, was primarily due to the loss on the revaluation of foreign currency denominated debt of $87 million during the first six months of fiscal year 2014 compared to the gain of $35 million during the same period in fiscal year 2013, a decline in the gain on derivative instruments of $21 million, an increase in the provision for credit losses of $63 million, a decline in revenue from retail loans of $46 million, a decline in operating lease revenue, net of depreciation, of $29 million, and an increase in general and administrative expenses of $19 million, which were partially offset by a decline interest expense of $93 million, and a decline in early termination losses on operating leases of $15 million.

Segment Results—Comparison of the Three Months Ended September 30, 2013 and 2012

Results of operations for the United States segment and the Canada segment for the fiscal periods indicated are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012	2013	2012
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$49	$55	$49	$55
Retail loans	304	322	46	46	350	368
Dealer loans	24	22	4	4	28	26
Operating leases	1,060	992	7	—	1,067	992

Total revenues	1,388	1,336	106	105	1,494	1,441
Depreciation on operating leases	836	756	6	—	842	756
Interest expense	130	176	28	37	158	213

Net revenues	422	404	72	68	494	472
Gain/(Loss) on disposition of lease vehicles	3	10	3	3	6	13
Other income	27	27	—	—	27	27

Total net revenues	452	441	75	71	527	512

Expenses:
General and administrative expenses	85	76	14	15	99	91
Provision for credit losses	31	(14)	4	3	35	(11)
Early termination loss on operating leases	7	26	—	—	7	26
Loss on lease residual values	—	—	1	3	1	3
(Gain)/Loss on derivative instruments	(72)	(68)	17	9	(55)	(59)
(Gain)/Loss on foreign currency revaluation of debt	80	67	(6)	(11)	74	56

Income before income taxes	$321	$354	$45	$52	$366	$406

Revenues

Revenues from retail loans in the United States segment declined by $18 million, or 6%, and was consistent in the Canada segment during the second quarter of fiscal year 2014 compared to the same period in fiscal year 2013. Direct financing lease revenue in the Canada segment, which is generated only in Canada, declined by $6 million, or 11%, during the second quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The declines were attributable to the declining yields on our portfolio of retail loans and direct financing leases. In recent years, higher yielding retail loans and direct financing leases acquired in prior years have matured and have been replaced by lower yielding retail loans and direct financing leases as a result of a lower interest rate environment.

Operating lease revenue in the United States segment increased by $68 million, or 7%, during the second quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The increase in operating lease revenue during the second quarter of fiscal year 2014 was due to higher outstanding operating lease asset balances during the period compared to the same period in fiscal year 2013, which was more than offset by an increase in depreciation as discussed below under “—Depreciation on operating leases”. Starting in the second quarter of fiscal year 2014, a portion of the leases acquired in the Canada segment was accounted for as operating leases. Prior to the second quarter of fiscal year 2014, all leases acquired in the Canada segment was accounted for as direct financing leases. Operating lease revenue in the Canada segment totaled $7 million during the quarter.

Revenues from dealer loans in the United States segment increased by $2 million, or 9%, and was consistent in the Canada segment during the second quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The increase in revenue in the United States segment was due to higher volumes of wholesale flooring loans outstanding during the second quarter of fiscal year 2014 compared to the same period in fiscal year 2013.

Subsidy income from AHM and HCI sponsored incentive programs increased by $11 million, or 4%, to $260 million during the second quarter of fiscal year 2014 compared to $249 million during the same period in fiscal year 2013. This increase was attributable to the cumulatively higher volume of incentive financing programs in recent fiscal years.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $80 million, or 11%, during the second quarter of fiscal year 2014 compared to the same period in fiscal year 2013 primarily due to an increase in operating lease assets. The increase in depreciation was also due in part to lower estimated residual values due to declines in used vehicle prices. Depreciation on operating lease for the Canada segment totaled $6 million during the quarter.

Operating lease revenue, net of depreciation, declined by $12 million, or 5%, in the United States segment during the second quarter of fiscal year 2014 compared to the same period in fiscal year 2013, due to the lower interest rate environment which results in lower rent charges on more recently acquired operating leases and the increase in depreciation due to lower estimated residual values. Operating lease revenue, net of depreciation in the Canada segment totaled $1 million.

Interest expense

Interest expense declined by $46 million, or 26%, in the United States segment and $9 million, or 24%, in the Canada segment during the second quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The decline in interest expense is primarily due to lower interest rates, which was partially offset by an increase in outstanding debt. The decline in interest rates was due to a combination of lower interest rates on variable rate debt, a change in the mix of funding sources, and the maturity of debt with higher interest rates. See “—Liquidity and Capital Resources” for more information.

Gain/loss on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment declined by $7 million, or 70%, during the second quarter of fiscal year 2014 as compared to the same period in fiscal year 2013 and remained consistent in the Canada segment. The decline in the United States segment was primarily due to a decline in used vehicle prices.

Provision for credit losses

In the United States segment, we recognized a provision for credit losses of $31 million during the second quarter of fiscal year 2014 compared to a benefit for credit losses of $14 million during the same period in fiscal year 2013. The benefit for credit losses we recognized during fiscal year 2013 was the result of reducing the allowance for credit losses to reflect lower estimated incurred credit losses. During fiscal year 2014, the provision for credit losses reflects a relatively stable allowance and charge-offs that remain near historically low rates. In the Canada segment, the provision for credit losses for the second quarter of fiscal year 2014 increased by $1 million as compared to the same period in fiscal year 2013. See “—Financial Condition—Credit Risk” for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment declined by $19 million, or 73%, during the second quarter of fiscal year 2014 compared to the same period in fiscal year 2013. Early termination losses of $26 million that we recognized during the second quarter fiscal year 2013 reflected an increase in our estimate of losses incurred which was due in part to the significant increase in operating lease assets acquired and a decline in used vehicles prices.

Loss on lease residual values

Losses on lease residual values in the Canada segment declined by $2 million during the second quarter of fiscal year 2014 compared to the same period in fiscal year 2013.

Gain/loss on derivative instruments

In the United States segment, the gains on derivative instruments increased by $4 million, or 6%, during the second quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The gains in fiscal year 2014 were attributable to gains on cross currency swaps of $84 million primarily resulting from the U.S. dollar weakening against the Euro and gains on pay float/receive fixed interest rates swaps of $42 million resulting from a decline in interest rates during the quarter. The gains were partially offset by losses on pay fixed/receive float interest rates swaps of $54 million during the second quarter of fiscal year 2014. In the Canada segment, losses on derivative instruments increased by $8 million, or 89%, during the second quarter of fiscal year 2014 compared to the same period in fiscal year 2013. See “—Derivatives” for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, the loss on revaluation of foreign currency denominated debt increased by $13 million, or 19%, during the second quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The loss during the second quarter of fiscal year 2014 was primarily attributable to losses on Euro denominated debt in the United States segment as the U.S. dollar weakened against the Euro. In the Canada segment, the gain on revaluation of foreign currency denominated debt declined by $5 million, or 45%, during the second quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The gain in the second quarter of fiscal year 2014 was attributable to a gain on U.S. dollar denominated debt which matured during the quarter. The gain was the result of the Canadian dollar strengthening against the U.S. dollar during the quarter.

Income tax expense

Our consolidated effective tax rate was 38.5% for the second quarter of fiscal year 2014 and 39.2% for the same period in fiscal year 2013. Our consolidated provision for income taxes for the second quarter of fiscal year 2014 was $141million compared to $159 million for the same period in fiscal year 2013. The decrease in the provision is primarily due to the decrease in our income before tax for the second quarter of fiscal year 2014 compared to the same period in fiscal year 2013.

Segment Results—Comparison of the Six Months Ended September 30, 2013 and 2012

Results of operations for the United States segment and the Canada segment for the fiscal periods indicated are summarized below:

	United States Segment		Canada Segment		Consolidated
	Six months ended September 30,		Six months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012	2013	2012
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$102	$111	$102	$111
Retail loans	599	644	90	91	689	735
Dealer loans	51	45	8	8	59	53
Operating leases	2,103	1,962	7	—	2,110	1,962

Total revenues	2,753	2,651	207	210	2,960	2,861
Depreciation on operating leases	1,644	1,473	6	—	1,650	1,473
Interest expense	273	352	60	74	333	426

Net revenues	836	826	141	136	977	962
Gain/(Loss) on disposition of lease vehicles	—	22	6	5	6	27
Other income	57	54	1	1	58	55

Total net revenues	893	902	148	142	1,041	1,044

Expenses:
General and administrative expenses	167	147	28	29	195	176
Provision for credit losses	58	(5)	7	7	65	2
Early termination loss on operating leases	13	28	—	—	13	28
Loss on lease residual values	—	—	2	4	2	4
(Gain)/Loss on derivative instruments	(5)	(33)	2	9	(3)	(24)
(Gain)/Loss on foreign currency revaluation of debt	84	(43)	3	8	87	(35)

Income before income taxes	$576	$808	$106	$85	$682	$893

Revenues

Revenues from retail loans in the United States segment declined by $45 million, or 7%, and $1 million, or 1%, in the Canada segment during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013. Direct financing lease revenue in the Canada segment, which is generated only in Canada, declined by $9 million, or 8%, during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013. These declines were attributable to the declining yields on our portfolio of retail loans and direct financing leases. In recent years, higher yielding retail loans and direct financing leases purchased in prior years have matured and have been replaced by lower yielding retail loans and direct financing leases as a result of a lower interest rate environment.

Operating lease revenue in the United States segment increased by $141 million, or 7%, during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013. The increase in operating lease revenue during the first six months of fiscal year 2014 was due to higher outstanding operating lease asset balances during the current period compared to the same period in fiscal year 2013, which was more than offset by an increase in depreciation as discussed below under “—Depreciation on operating leases”. Starting in the second quarter of fiscal year 2014, a portion of the leases acquired in the Canada segment was accounted for as operating leases. Prior to the second quarter of fiscal year 2014, all leases acquired in the Canada segment was accounted for as direct financing leases. Operating lease revenue in the Canada segment totaled $7 million during the quarter.

Revenues from dealer loans in the United States segment increased by $6 million, or 13%, and was consistent in the Canada segment during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013. The increase in revenue in the United States segment was due to higher volumes of wholesale flooring loans outstanding during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013.

Subsidy income from AHM and HCI sponsored incentive programs increased by $21 million, or 4%, to $514 million during the first six months of fiscal year 2014 compared to $493 million during the same period in fiscal year 2013. This increase was attributable to the cumulatively higher volume of incentive financing programs in recent fiscal years.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $171 million, or 12%, during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013, primarily due to an increase in operating lease assets. The increase in depreciation was also due in part to lower estimated residual values due to declines in used vehicle prices. Depreciation on operating lease for the Canada segment totaled $6 million during the quarter.

Operating lease revenue, net of depreciation, declined by $30 million, or 6%, in the United States segment during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013, due to the lower interest rate environment which results in lower rent charges on more recently acquired operating leases and the increase in depreciation due to lower estimated residual values. Operating lease revenue, net of depreciation in the Canada segment totaled $1 million.

Interest expense

Interest expense declined by $79 million, or 22%, in the United States segment and $14 million, or 19%, in the Canada segment during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013. The decline in interest expense is primarily due to lower interest rates, which was partially offset by an increase in outstanding debt. The decline in interest rates was due to a combination of lower interest rates on variable rate debt, a change in the mix of funding sources, and the maturity of debt with higher interest rates. See “—Liquidity and Capital Resources” for more information.

Gain/loss on disposition of lease vehicles

In the United States segment, we recognized a loss on the disposition of lease vehicles of less than $1 million during the first six months of fiscal year 2014 compared to a gain of $22 million during the same period in fiscal year 2013. This loss was primarily attributable to declining used vehicle prices. In the Canada segment, the gain on disposition of lease vehicles increased by $1 million, or 20%.

Provision for credit losses

In the United States segment, we recognized a provision for credit losses of $58 million during the first six months of fiscal year 2014 compared to a benefit for credit losses of $5 million during the same period in fiscal year 2013. The benefit for credit losses we recognized during fiscal year 2013 was the result of reducing the allowance for credit losses to reflect lower estimated incurred credit losses. During fiscal year 2014, the provision for credit losses we recognized reflects a relatively stable allowance and charge-offs that remain near historically low rates. In the Canada segment, the provision for credit losses for the first six months of fiscal year 2014 was consistent with the same period in fiscal year 2013. See “—Financial Condition—Credit Risk” for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment declined by $15 million, or 54%, during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013. Early termination losses of $28 million that we recognized during the first six months of fiscal year 2013 reflected an increase in our estimate of losses incurred which was due in part to the significant increase in operating lease assets acquired and a decline in used vehicle prices.

Loss on lease residual values

Losses on lease residual values in the Canada segment declined by $2 million during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013.

Gain/loss on derivative instruments

In the United States segment, gains on derivative instruments declined by $28 million, or 85%, during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013. During fiscal year 2014, we recognized gains on cross currency swaps of $88 million primarily as a result of the U.S. dollar weakening against the Euro which was offset by losses on interest rate swaps of $83 million primarily as a result of losses on pay float/receive fixed interest rate swaps due to a rise in interest rates during the first six months of fiscal year 2014. In the Canada segment, losses on derivative instruments declined by $7 million, or 78%, during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013. See “—Derivatives” for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a loss on revaluation of foreign currency denominated debt of $84 million during the first six months of fiscal year 2014 compared to a gain of $43 million during the same period in fiscal year 2013. The loss during the first six months of fiscal year 2014 was attributable to losses on Euro denominated debt in the United States segment as the U.S. dollar weakened against the Euro. The gains during the same period in fiscal year 2013 were primarily attributable to gains on Euro denominated debt in the United States segment as the U.S. dollar strengthened significantly against the Euro during the period. In the Canada segment, the loss on the revaluation of foreign currency denominated debt declined by $5 million, or 63%, during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013. The loss during fiscal year 2014 was attributable to a loss on U.S. dollar denominated debt which matured during the second quarter. The loss was the result of the Canadian dollar weakening against the U.S. dollar from the start of the fiscal year to the date of maturity.

Income tax expense

Our consolidated effective tax rate was 38.3% for the first six months of fiscal year 2014 and 39.5% for the same period in fiscal year 2013. Our consolidated provision for income taxes for the first six months of fiscal year 2014 was $261 million compared to $353 million for the same period in fiscal year 2013. The decrease in the provision is primarily due to the decrease in our income before tax in the first six months of fiscal year 2014 compared to the same period in fiscal year 2013.

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired during the fiscal periods indicated and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended September 30,				Six months ended September 30,
	2013		2012		2013		2012
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	205	157	147	114	391	298	282	212
Used auto	17	—	22	—	33	—	43	—
Motorcycle	20	3	18	6	40	6	40	14
Power equipment and marine engines	1	—	1	—	1	—	1	—

Total retail loans	243	160	188	120	465	304	366	226
Leases (3)	113	97	96	83	219	179	208	176

Canada Segment
Retail loans:
New auto	18	15	14	11	34	29	28	24
Used auto	5	3	6	3	11	6	13	8
Motorcycle	1	—	1	—	3	—	3	—
Power equipment and marine engines	—	—	—	—	—	—	—	—

Total retail loans	24	18	21	14	48	35	44	32
Leases (3)	14	14	12	12	31	30	27	26

Consolidated
Retail loans:
New auto	223	172	161	125	425	327	310	236
Used auto	22	3	28	3	44	6	56	8
Motorcycle	21	3	19	6	43	6	43	14
Power equipment and marine engines	1	—	1	—	1	—	1	—

Total retail loans	267	178	209	134	513	339	410	258
Leases (3)	127	111	108	95	250	209	235	202

(1)	A unit represents one retail loan or lease, as noted, that was originated in the United States and acquired by AHFC or its subsidiaries or that was originated in Canada and acquired by HCFI, in each case during the period shown.
(2)	Represents the number of retail loans and leases acquired through incentive financing programs sponsored by AHM and/or HCI and only those contracts with subsidy payments. Excludes contracts where contractual rates met or exceeded our yield requirements and subsidy payments were not required.
(3)	Includes operating leases for the United States segment and direct financing leases for the Canada segment.

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired for the fiscal periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
United States Segment
New auto	77%	67%	74%	66%
Motorcycle	43%	46%	42%	48%

Canada Segment
New auto	71%	69%	71%	70%
Motorcycle	20%	23%	18%	22%

Consolidated
New auto	76%	67%	74%	66%
Motorcycle	40%	44%	39%	44%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units as of the periods indicated:

	September 30, 2013	March 31, 2013	September 30, 2013	March 31, 2013
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$26,803	$24,011	1,757	1,650
Used auto	3,362	3,618	276	298
Motorcycle	915	907	193	202
Power equipment and marine engines	69	72	6	6

Total retail loans	$31,149	$28,608	2,232	2,156

Investment in operating leases	$20,294	$19,348	956	922
Securitized retail loans (2)	$7,428	$7,218	645	658

Canada Segment
Retail loans:
New auto	$2,825	$2,501	178	169
Used auto	746	762	69	70
Motorcycle	67	64	12	12
Power equipment and marine engines	3	3	1	1

Total retail loans	$3,641	$3,330	260	252

Direct financing leases	$3,274	$3,358	156	161
Investment in operating leases	$266	$—	9	—
Securitized retail loans (2)	$268	$364	27	30

Consolidated
Retail loans:
New auto	$29,628	$26,512	1,935	1,819
Used auto	4,108	4,380	345	368
Motorcycle	982	971	205	214
Power equipment and marine engines	72	75	7	7

Total retail loans	$34,790	$31,938	2,492	2,408

Direct financing leases	$3,274	$3,358	156	161
Investment in operating leases	$20,560	$19,348	965	922
Securitized retail loans (2)	$7,696	$7,582	672	688

(1)    A unit represents one retail loan or lease, as noted, that was outstanding as of the date shown.

(2)    Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

Retail loan acquisition volumes in the United States segment increased during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013. The increase in retail loan acquisition volumes was primarily attributable to the increase in new automobile retail loans in the United States segment as a result of increased sales of new automobiles by AHM and an increase in incentive financing volume on retail loans. Operating lease acquisitions in the United States segment also increased during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013. The increase in incentive financing volume contributed to an increase in our consumer financing penetration rates on new automobiles and an increase in the total outstanding consumer financing asset balances during the first six months of fiscal year 2014.

Total retail loan and lease acquisitions also increased in the Canada segment during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013. The outstanding direct financing lease asset balance declined during the first six months of fiscal year as a result of a portion of the leases acquired in the Canada segment being accounted for as operating leases.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total authorized Honda and Acura dealerships in the United States and/or Canada, as applicable, as of the periods indicated:

	September 30, 2013	March 31, 2013
United States Segment
Automobile	28%	27%
Motorcycle	96%	96%
Power equipment and marine engines	25%	25%

Canada Segment
Automobile	33%	33%
Motorcycle	98%	99%
Power equipment and marine engines	94%	99%

Consolidated
Automobile	29%	28%
Motorcycle	96%	96%
Power equipment and marine engines	27%	28%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM product sales in the United States and/or HCI product sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships during the fiscal periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
United States Segment
Automobile	30%	28%	30%	28%
Motorcycle	96%	96%	95%	96%
Power equipment and marine engines	9%	13%	8%	10%

Canada Segment
Automobile	34%	32%	34%	31%
Motorcycle	96%	98%	96%	96%
Power equipment and marine engines	95%	97%	96%	96%

Consolidated
Automobile	30%	28%	30%	29%
Motorcycle	96%	97%	95%	96%
Power equipment and marine engines	11%	15%	10%	12%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units as of the periods indicated:

	September 30, 2013	March 31, 2013	September 30, 2013	March 31, 2013
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,054	$2,431	83	92
Motorcycle	551	641	86	98
Power equipment and marine engines	60	71	51	70

Total wholesale flooring loans	$2,665	$3,143	220	260

Commercial loans	$478	$431

Canada Segment
Wholesale flooring loans:
Automobile	$348	$505	12	17
Motorcycle	63	85	8	11
Power equipment and marine engines	25	39	16	29

Total wholesale flooring loans	$436	$629	36	57

Commercial loans	$20	$5

Consolidated
Wholesale flooring loans:
Automobile	$2,402	$2,936	95	109
Motorcycle	614	726	94	109
Power equipment and marine engines	85	110	67	99

Total wholesale flooring loans	$3,101	$3,772	256	317

Commercial loans	$498	$436
(1) A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

Consolidated wholesale flooring loan balances declined by $671 million, or 18%, during the first six months of fiscal year 2014. This decline is typical of our historical seasonality as dealers reduce their inventory levels for the winter months. The percentage of dealerships with wholesale flooring financing agreements increased by 1% for auto dealers, declined by 1% for power equipment and marine engine dealerships, and was relatively consistent for motorcycle dealers during the first six months of fiscal year 2014. The increase in the percentage of auto dealerships with wholesale flooring financing agreements contributed to the increase in the percentage of AHM and HCI product sales that we financed during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013.

Credit Risk

Credit losses are an expected cost of extending credit. The majority of our credit risk is in consumer financing and to a lesser extent in dealer financing. Credit risk on our portfolio of consumer finance receivables can be affected by general economic conditions. Adverse changes such as a rise in unemployment rates can increase the likelihood of defaults. Declines in used vehicle prices can reduce the amount of recoveries on repossessed collateral. We manage our exposure to credit risk in retail loans and direct financing leases by monitoring and adjusting our underwriting standards, which affect the level of credit risk we assume, pricing contracts for expected losses, and focusing collection efforts to minimize losses.

We are also exposed to credit risk on our portfolio of operating lease assets. When lessees default on their contractual obligations, we expect a portion of our operating leases to terminate prior to their scheduled maturities. Losses are generally realized upon the disposition of the repossessed operating lease vehicles. The factors affecting credit risk on our operating leases and our management of the risk are similar to that of our retail loans and direct financing leases.

Credit risk on dealer loans is affected primarily by the financial strength of the dealers within the portfolio, the value of collateral securing the financings, and economic factors that could affect the creditworthiness of dealers. We manage our exposure to credit risk in dealer financing by performing comprehensive reviews of dealers prior to establishing financing arrangements and continuously monitoring the payment performance and creditworthiness of dealers with existing financing arrangements. In the event of default by a dealer, we seek all available legal remedies pursuant to the related dealer agreements and guarantees. Additionally, we have entered into agreements with AHM and HCI that provide for the repurchase of any new, unused, undamaged and unregistered vehicle or equipment repossessed by us from a dealer in the United States and Canada, respectively, who defaulted under the terms of its wholesale flooring agreement with us at the net cost of the financing we provided.

An allowance for credit losses is maintained for management’s estimate of probable losses incurred on finance receivables. We also maintain an estimate for early termination losses on operating lease assets due to lessee defaults and an allowance for credit losses on past due operating lease rental payments.

Additional information regarding credit losses is provided in the discussion of “—Critical Accounting Policies—Credit Losses” below.

The following table provides information with respect to our allowance for credit losses and credit loss experience on our finance receivables and losses related to lessee defaults on our operating leases as of or for the fiscal periods indicated:

	As of or for the three months ended September 30,		As of or for the six months ended September 30,
	2013	2012	2013	2012
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$87	$141	$80	$146
Provision for credit losses	27	(18)	50	(12)
Charge-offs, net of recoveries	(28)	(31)	(44)	(42)

Allowance for credit losses at end of period	$86	$92	$86	$92

Allowance as percentage of ending receivable balance (1)			0.25%	0.28%
Charge-offs as percentage of average receivable balance (1), (4)	0.32%	0.39%	0.26%	0.27%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$61	$53
As a percentage of ending receivable balance (1), (2)			0.18%	0.17%
Operating leases:
Early termination loss on operating leases	$7	$26	$13	$28
Provision for past due operating lease rental payments (3)	4	4	8	7

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$13	$17	$13	$16
Provision for credit losses	4	3	7	7
Charge-offs, net of recoveries	(3)	(3)	(6)	(6)
Effect of translation adjustment	—	—	—	—

Allowance for credit losses at end of period	$14	$17	$14	$17

Allowance as percentage of ending receivable balance (1)			0.18%	0.23%
Charge-offs as percentage of average receivable balance (1), (4)	0.19%	0.16%	0.17%	0.16%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$6	$6
As a percentage of ending receivable balance (1), (2)			0.07%	0.08%

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$100	$158	$93	$162
Provision for credit losses	31	(15)	57	(5)
Charge-offs, net of recoveries	(31)	(34)	(50)	(48)
Effect of translation adjustments	—	—	—	—

Allowance for credit losses at end of period	$100	$109	$100	$109

Allowance as percentage of ending receivable balance (1)			0.24%	0.27%
Charge-offs as percentage of average receivable balance (1), (4)	0.30%	0.35%	0.24%	0.25%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$67	$59
As a percentage of ending receivable balance (1), (2)			0.16%	0.15%
Operating leases:
Early termination loss on operating leases	$7	$26	$13	$28
Provision for past due operating lease rental payments (3)	4	4	8	7

(1)    Ending and average receivable balances exclude the allowance for credit losses, write-down of lease residual values, unearned subvention income related to our incentive financing programs and deferred origination costs. Average receivable balances are calculated based on the average of each month’s ending receivables balance for that fiscal period.

(2)    For the purposes of determining whether a contract is delinquent, payment is generally considered to have been made, in the case of (i) dealer finance receivables, upon receipt of 100% of the payment when due and (ii) consumer finance receivables, upon receipt of 90% of the sum of the current monthly payment plus any overdue monthly payments. Delinquent amounts presented are the aggregated principal balances of delinquent finance receivables.

(3) Provisions for past due operating lease rental payments are also included in total provision for credit losses in our consolidated statements of income.
(4) Percentages for the three and six months ended September 30, 2013 and 2012 have been annualized.

In the United States segment, we recognized a provision for credit losses of $31 million and $58 million for the second quarter and first six months of fiscal year 2014 compared to a benefit for credit losses of $14 million and $5 million for the same period in fiscal year 2013. The benefit for credit losses we recognized during fiscal year 2013 was the result of reducing the allowance for credit loss to reflect lower estimated incurred credit losses. Estimated incurred losses were reduced during fiscal year 2013 to reflect charge-off and delinquency performance that continued to remain at historically low levels and refinements in our loss assumptions. During fiscal year 2014, the provision for credit losses we recognized reflects a relatively stable allowance and charge-offs that remain near historically low rates. Delinquencies as of September 30, 2013 increased compared to March 31 and June 30, 2013 which is typical of our historical seasonality. Early termination losses on operating lease assets declined by $19 million and $15 million for the second quarter and first six months of fiscal year 2014 compared to the same periods in fiscal year 2013. The relatively higher losses we recognized in fiscal year 2013 were attributable to an increase in our estimate of losses incurred during fiscal year 2013 which was due in part to the significant increase in operating lease assets acquired and a decline in used vehicle prices. In the Canada segment, the provision for credit losses increased by $1 million for the second quarter and was consistent for the first six months of fiscal year 2014 compared to the same periods in fiscal year 2013.

Lease Residual Value Risk

We establish contract residual values of lease vehicles at lease inception based on expectations of future used vehicle values, taking into consideration external industry data and our own historical experience. At the end of a lease term, lease customers have an option to return the vehicle to the dealer or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance). If a customer chooses to return the leased vehicle, the vehicle is either purchased by the dealer at its contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance) or market value or sold by us through used vehicle auctions. We are exposed to risk of loss on the sale of returned lease vehicles when the proceeds from the sale of the vehicles are less than the contractual residual values at the end of the lease term.

We assess our estimates for end of lease term market values of leased vehicles, at minimum, on a quarterly basis. The primary factors affecting the estimates are the percentage of leased vehicles that we expect to be returned by the lessee at the end of lease term and the expected loss severity. Factors considered in this evaluation include, among other factors, economic conditions, historical trends, and market information on new and used vehicles. For operating leases, adjustments to estimated residual values are made on a straight line basis over the remaining term of the lease and are included as depreciation expense. For direct financing leases, downward adjustments for declines in estimated residual values deemed to be other-than-temporary are recognized as a loss on lease residual values in the period in which the estimate changed. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Policies—Determination of Lease Residual Values” below.

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. There were no events or circumstances that indicated that the carrying values of our operating leases would not be recoverable during the first six months of fiscal year 2014 and 2013.

The following table summarizes our number of lease terminations and the method of disposition during the fiscal periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
	(Units (1) in thousands)
United States Segment
Termination units:
Purchases at outstanding contractual balance (2)	52	43	114	106
Sales through auctions and dealer direct programs (3)	32	18	66	45

Total termination units	84	61	180	151

Canada Segment
Termination units:
Purchases at outstanding contractual balance (2)	10	9	23	22
Sales through auctions and dealer direct programs (3)	1	3	4	9

Total termination units	11	12	27	31

Consolidated
Termination units:
Purchases at outstanding contractual balance (2)	62	52	137	128
Sales through auctions and dealer direct programs (3)	33	21	70	54

Total termination units	95	73	207	182

(1)    A unit represents one lease that was terminated during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.

(2)    Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.

(3)    Includes vehicles sold through online auctions, physical auctions, and market based pricing programs direct to dealers.

Liquidity and Capital Resources

Our liquidity strategy is to fund current and future obligations through our cash flows from operations and by expanding and diversifying our sources of capital in a cost effective manner. Our cash flows are generally impacted by cash requirements related to the volume of finance receivable and operating lease acquisitions and various operating and funding costs incurred, which are largely funded through payments received on our assets and our funding strategies outlined below. As noted, the levels of incentive financing sponsored by AHM and HCI can impact our financial results and liquidity from period to period. Increases or decreases in incentive financing programs typically increase or decrease our financing penetration rates, respectively, which result in increased or decreased acquisition volumes and increased or decreased liquidity needs, respectively. At acquisition, we receive the subsidy payments, which reduce the cost of consumer loan and lease contracts acquired, and we recognize such payments as revenue over the term of the loan or lease.

In an effort to minimize liquidity risk and interest rate risk and the resulting negative effects on our margins, results of operations and cash flows, our funding strategy incorporates investor diversification and the utilization of multiple funding sources including commercial paper, medium term notes, bank loans, related party debt and asset-backed securities. We incorporate a funding strategy that takes into consideration factors such as the interest rate environment, domestic and foreign capital market conditions, maturity profiles, and economic conditions. We believe that our funding sources, combined with cash provided by operating and investing activities, will provide sufficient liquidity for us to meet our debt service and working capital requirements over the next twelve months.

Summary of Outstanding Debt

The table below shows a summary of our outstanding debt by various funding sources as of the periods indicated:

	September 30, 2013		March 31, 2013
	(U.S. dollars in millions)	(Weighted average contractual interest rates) (1)	(U.S. dollars in millions)	(Weighted average contractual interest rates) (1)
United States Segment

Commercial Paper	$5,069	0.15%	$3,805	0.20%
Related Party Debt	3,214	0.14%	3,246	0.17%
Bank Loans	5,388	0.74%	5,389	1.07%
Private U.S. MTN	14,496	1.93%	13,433	2.36%
Euro MTN	3,632	2.57%	3,440	3.53%

Total Unsecured Debt	31,799		29,313

Secured Debt	7,476	0.68%	7,281	0.74%

Total Debt	$39,275		$36,594

Canada Segment
Commercial Paper	$1,081	1.14%	$899	1.17%
Related Party Debt	1,649	1.28%	1,474	1.29%
Bank Loans	1,231	1.81%	1,253	2.38%
Other Debt	1,596	2.13%	1,571	4.03%

Total Unsecured Debt	5,557		5,197

Secured Debt	260	1.52%	358	1.52%

Total Debt	$5,817		$5,555

Consolidated

Commercial Paper	$6,150	0.32%	$4,704	0.39%
Related Party Debt	4,863	0.53%	4,720	0.52%
Bank Loans	6,619	0.94%	6,642	1.32%
Private U.S. MTN	14,496	1.93%	13,433	2.36%
Euro MTN	3,632	2.57%	3,440	3.53%
Other Debt	1,596	2.13%	1,571	4.03%

Total Unsecured Debt	37,356		34,510

Secured Debt	7,736	0.71%	7,639	0.78%

Total Debt	$45,092		$42,149

(1) Based on principal balance outstanding and applicable interest rates as of each date indicated.

Commercial Paper

As of September 30, 2013, we had commercial paper programs in the United States of $6.0 billion and in Canada of C$1.625 billion ($1.6 billion). The commercial paper programs are supported by credit agreements of $6.0 billion and C$1.3 billion ($1.3 billion), respectively. See “—Credit Agreements” below. Under our commercial paper programs in the United States and in Canada we may borrow a minimum of $100,000 for periods from one day to 270 days and C$100,000 ($97,003) for periods from one day to one year, respectively. Interest rates on the commercial paper are fixed at the time of issuance. During the six months ended September 30, 2013, consolidated commercial paper month-end outstanding principal balances ranged from approximately $4.2 billion to $6.1 billion and averaged $5.1 billion.

Related Party Debt

AHFC routinely issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. HCFI routinely issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days. During the six months ended September 30, 2013, the consolidated related party debt month-end principal balances ranged from approximately $4.8 billion to $5.1 billion and averaged $4.9 billion.

Bank Loans

As of September 30, 2013, we had bank loans denominated in U.S. dollars and Canadian dollars with variable interest rates, in principal amounts ranging from approximately $49 million to $600 million. As of September 30, 2013, the remaining maturities of all bank loans outstanding ranged from 1.1 year to approximately 6.3 years. The weighted average remaining maturities on all bank loans was 3.1 years as of September 30, 2013.

Our bank loans contain customary restrictive covenants, including limitations on liens, limitations on mergers and consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of September 30, 2013, AHFC and HCFI were in compliance with all covenants contained in the bank loans.

U.S. Medium Term Note Programs

Private U.S. Medium Term Note Program

During the six months ended September 30, 2013, AHFC issued approximately $3.0 billion aggregate principal amount of notes under the Rule 144A Private U.S. MTN Note Program, or Private U.S. MTNs, with original maturities from approximately one year to three years. As of September 30, 2013, the remaining maturities of all Private U.S. MTNs outstanding ranged from one day to approximately 8.0 years. The weighted average remaining maturities of all Private U.S. MTNs was 2.2 years as of September 30, 2013. Interest rates on the Private U.S. MTNs are fixed or variable. Private U.S. MTNs are issued pursuant to the terms of an issuing and paying agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of September 30, 2013, AHFC was in compliance with all covenants contained in the Private U.S. MTNs. AHFC no longer intends to issue U.S. medium term notes under the Private U.S. MTN Note Program. Future U.S. medium term notes are expected to be issued under the Public U.S. Medium Term Note Program described below.

Public U.S. Medium Term Note Program

On August 27, 2013, AHFC became a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act of 1934, as amended. On September 25, 2013, AHFC established a medium term note program, or the Public U.S. MTN Program, that registered the offer and sale of up to $5 billion in an aggregate principal amount of Medium Term Notes, Series A, or Public U.S. MTNs, with the SEC. The Public U.S. MTNs may have original maturities of nine months or more from the date of issue, may be interest bearing with either fixed or variable interest rates, or may be discounted notes. The Public U.S. MTNs will be issued pursuant to an existing indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. The aggregate principal amount of Public U.S. MTNs offered under this program may be increased from time to time. As of September 30, 2013, AHFC was in compliance with all covenants under the indenture. As of September 30, 2013, AHFC had not issued any Public U.S. MTNs.

AHFC’s initial offering of Public U.S. MTNs under this program consisted of notes with an aggregate principal balance of $2.75 billion with original issue dates of October 10, 2013. This initial offering included $1.0 billion in fixed rate notes at 1.125% due October 7, 2016, $750 million in floating rate notes at 3 month LIBOR plus 50 basis points due October 7, 2016, and $1.0 billion in fixed rate notes at 2.125% due October 10, 2018.

Euro Medium Term Note Programme

The $11.0 billion Euro Medium Term Note Programme, or Euro MTN, is listed on the Luxembourg Stock Exchange. As of August 8, 2013, AHFC is the sole issuer under this programme. During the six months ended September 30, 2013, AHFC issued $1.0 billion principal amount of Euro MTN with original maturities from approximately five to six years. As of September 30, 2013, the remaining maturities of all Euro MTNs outstanding ranged from 260 days to approximately 9.4 years. The weighted average remaining maturities of all Euro MTNs was 2.8 years as of September 30, 2013.

Interest rates on the Euro MTNs are fixed or variable. Euro MTNs are issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2013, AHFC was in compliance with all covenants contained in the Euro MTNs.

Details of our outstanding Euro MTNs by currency is as follows:

	September 30, 2013		March 31, 2013
	(U.S. dollars in millions)
U.S. dollar (1)	$813	22%	$814	24%
Japanese yen (1)	392	11%	515	15%
Euro (1)	2,435	67%	2,115	61%

	$3,640	100%	$3,444	100%

(1) Excludes unamortized discount and fees.

Other Debt

HCFI issues privately placed Canadian dollar denominated notes. During the six months ended September 30, 2013, HFCI issued C$950 million ($922 million) of these notes with an original maturity of 2.2 years to 5.3 years. As of September 30, 2013, the remaining maturities of all of HFCI’s Canadian notes outstanding ranged from 1.4 years to approximately 5.2 years. The weighted average remaining maturities of these notes was 3.6 years as of September 30, 2013.

Secured Debt

Asset-Backed Securities. We enter into securitization transactions for funding purposes. Securitization transactions involve transferring pools of retail loans to statutory trusts. The trusts are special-purpose entities that we establish to accommodate securitization structures. Securitization trusts have the limited purpose of acquiring assets, issuing asset-backed securities, and making payments on the securities. Assets transferred to securitization trusts are considered to be legally isolated from us and the claims of our creditors. We continue to service the retail loans transferred to the trusts. Investors in the notes issued by a trust only have recourse to the assets of such trust and do not have recourse to AHFC, HCFI, or our other subsidiaries or to other trusts.

Our securitizations are structured to provide credit enhancements to investors in the notes issued by the trusts. Credit enhancements can include the following:

•	Subordinated certificates—which are securities issued by the trusts that are retained by us and are subordinated in priority of payment to the notes.

•	Overcollateralization—which occurs when the principal balance of securitized assets exceed the balance of securities issued by the trust.

•	Excess interest—which allows excess interest collections to be used to cover losses on defaulted loans.

•	Reserve funds—which are restricted cash accounts held by trusts to cover shortfalls in payments of interest and principal required to be paid on the notes.

•	Yield supplement accounts—which are restricted cash accounts held by trusts to supplement interest payments on notes.

We are required to consolidate the securitization trusts in our financial statements, which results in the securitizations being accounted for as on-balance sheet secured financings. The securitized receivables remain on our consolidated balance sheet along with the notes issued by the trusts. The notes are secured solely by the assets of the applicable trust and not by any of our other assets or those of other trusts. The assets of a trust are the only source of funds for repayment on the notes of such trust.

During the six months ended September 30, 2013, we issued notes through asset-backed securitizations totaling $2.7 billion, which were secured by consumer finance receivables with an initial principal balance of $2.8 billion. In October 2013, we issued notes through an asset-backed securitization totaling $1.5 billion, which were secured by consumer finance receivables with an initial principal balance of $1.5 billion.

Asset-Backed Conduits. In September 2010, we entered into a receivables loan agreement with a bank-sponsored asset-backed commercial paper conduit to allow us access to additional secured funding. Under this agreement, we would transfer finance receivables to funding agents as collateral for debt issued by the funding agents who are contractually committed, at our option, to make advances to us of up to $500 million. This agreement was amended in September 2013 and terminates in September 2014. As of September 30, 2013, we had no amounts outstanding under this agreement. Our ability to obtain funding under this agreement is subject to us having a sufficient amount of assets eligible and any unused portion of this commitment may be terminated if the performance of the underlying assets deteriorates beyond specified levels. In September 2013, we terminated our previous note purchase agreement, under which certain funding agents were previously contractually committed to make advances to us of up to a facility limit of $500 million.

Credit Agreements

We have two credit agreements that we maintain as back-up facilities for our commercial paper program. In March 2011, AHFC entered into a $6.0 billion credit agreement denominated in U.S. dollars pursuant to a credit agreement expiring on March 18, 2014. Outstanding borrowings under the AHFC credit facility bear interest, at AHFC’s option, based on the base rate for base rate loans or the specified LIBOR rate for Eurodollar loans plus the applicable margin. The base rate under the AHFC credit agreement is the higher of (i) the federal funds rate plus 0.50%, (ii) the prime rate determined by the administrative agent, or (iii) the one month LIBOR rate plus 1.00%. At September 30, 2013, no amounts were outstanding under the AHFC credit agreement.

In March 2013, HCFI entered into a C$1.3 billion ($1.3 billion) credit agreement denominated in Canadian dollars pursuant to a credit agreement expiring on March 24, 2014. Borrowings under the HCFI credit agreement are based on a prime rate plus an applicable margin, which is determined based on HCFI’s debt ratings. The prime rate under the HCFI credit agreement is the higher of (i) the prime rate determined by the administrative agent or (ii) the sum of (a) the average rate per annum on the Reuters Screen CDOR Page and (b) 1.00%. At September 30, 2013, no amounts were outstanding under the HCFI credit agreement.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers and consolidations and asset sales. The credit agreements also require us to maintain a positive consolidated tangible net worth. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain 80% ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of September 30, 2013, AHFC and HCFI were in compliance with all covenants contained in the credit agreements.

Keep Well Agreements

HMC has entered into separate keep well agreements with AHFC and HCFI. Pursuant to the Keep Well Agreements, HMC has agreed to, among other things:

•	own and hold, at all times, directly or indirectly, at least 80% of each of AHFC’s and HCFI’s issued and outstanding shares of voting stock and not pledge, directly or indirectly, encumber, or otherwise dispose of any such shares or permit any of HMC’s subsidiaries to do so, except to HMC or wholly owned subsidiaries of HMC;

•	cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•	ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective keep well agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of September 30, 2013 under AHFC’s and HCFI’s bank loan agreements.

Indebtedness of Consolidated Subsidiaries

As of September 30, 2013, AHFC and its consolidated subsidiaries had approximately $53.4 billion of outstanding indebtedness and other liabilities, including current liabilities, of which approximately $13.8 billion consisted of indebtedness and liabilities of our consolidated subsidiaries, and none of AHFC’s consolidated subsidiaries had outstanding any preferred equity.

Derivatives

We utilize derivative instruments to manage exposures to fluctuations in interest rates and foreign currency exchange rates. The types of derivative instruments include interest rate swaps, basis swaps, and cross currency swaps. Interest rate and basis swap agreements are used to manage the effects of interest rate fluctuations of our variable rate debt relative to our fixed rate finance receivables and operating lease assets. Cross currency swap agreements are used to manage currency and interest rate risk exposure on foreign currency denominated debt. The derivative instruments contain an element of credit risk in the event the counterparties are unable to meet the terms of the agreements.

All derivative financial instruments are recorded on our consolidated balance sheet as assets or liabilities, and carried at fair value. Changes in the fair value of derivatives are recognized in our consolidated statement of income in the period of the change. Since we do not elect to apply hedge accounting, the impact to earnings resulting from these valuation adjustments as reported under GAAP is not representative of our result of operations as evaluated by management. Realized gains and losses on derivative instruments, net of realized gains and losses on foreign currency denominated debt, are included in the measure of net revenues when we evaluate segment performance. Refer to Note 14—Segment Information of Notes to Consolidated Financial Statements (Unaudited) for additional information about segment information and Note 5—Derivative Instruments of Notes to Consolidated Financial Statements (Unaudited) for additional information on derivative instruments.

Off-Balance Sheet Arrangements

We are not a party to off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, by fiscal year payment periods ending March 31, as of September 30, 2013.

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
	(U.S. dollars in millions)
Debt obligations (1)	$45,159	$14,967	$11,087	$6,148	$6,377	$2,432	$4,148
Interest payments on debt (2)	1,551	250	442	282	215	161	201
Operating lease obligations	34	5	8	3	3	3	12

Total	$46,744	$15,222	$11,537	$6,433	$6,595	$2,596	$4,361

(1)	Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts. Foreign currency denominated debt principal is based on exchange rates as of September 30, 2013.
(2)	Interest payments on variable rate and foreign currency denominated debt based on the applicable variable rates and/or exchange rates as of September 30, 2013.

The obligations in the above table do not include certain lending commitments to dealers since the amount and timing of future payments is uncertain. Refer to Note 8—Commitments and Contingencies of Notes to Consolidated Financial Statements (Unaudited) for additional information on these commitments.

Our contractual obligations on derivative instruments are also excluded from the table above because our future cash obligations under these contracts are inherently uncertain. We recognize all derivative instruments on our consolidated balance sheet at fair value. The amounts recognized as fair value do not represent the amounts that will be ultimately paid or received upon settlement under these contracts. Refer to Note 5—Derivative Instruments of Notes to Consolidated Financial Statements (Unaudited) for additional information on derivative instruments.

New Accounting Standards

Refer to Note 1(c)—Recently Adopted Accounting Standards and Note 1(d)—Recently Issued Accounting Standards of Notes to Consolidated Financial Statements (Unaudited).

Critical Accounting Policies

Critical accounting policies are those accounting policies that require the application of our most difficult, subjective, or complex judgments, often requiring us to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods, or for which the use of different estimates that could have reasonably been used in the current period would have had a material impact on the presentation of our financial condition, cash flows, and results of operations. The impact and any associated risks related to these estimates on our financial condition, cash flows, and results of operations are discussed throughout “—Management’s Discussion and Analysis of Financial Condition and Results of Operation” where such estimates affect reported and expected financial results. Different assumptions or changes in economic circumstances could result in additional changes to the determination of the allowance for credit losses and the determination of residual values.

Credit Losses

We maintain an allowance for credit losses for management’s estimate of probable losses incurred on our finance receivables. We also maintain an estimate for early termination losses on operating lease assets due to lessee defaults and an allowance for credit losses on past due operating lease rental payments. These estimates are evaluated by management, at minimum, on a quarterly basis.

Consumer finance receivables are collectively evaluated for impairment. Delinquencies and losses are continuously monitored and this historical experience provides the primary basis for estimating the allowance. Management utilizes various methodologies when estimating the allowance for credit losses including models which incorporate vintage loss and delinquency migration analysis. These models take into consideration attributes of the portfolio, including loan-to-value ratios, internal and external credit scores, and collateral types. Economic factors such as used vehicle prices, unemployment rates, and consumer debt service burdens are also incorporated when estimating losses. Estimated losses on operating leases expected to terminate early due to lessee defaults are also determined collectively, consistent with the methodologies used for consumer finance receivables.

Dealer finance receivables are individually evaluated for impairment when specifically identified as impaired. Dealer finance receivables are considered to be impaired when it is probable that we will be unable to collect all amounts due according to the original terms of the loan. Our determination of whether dealer loans are impaired is based on evaluations of dealerships’ payment history, financial condition, and cash flows, and their ability to perform under the terms of the loans. Dealer loans that have not been specifically identified as impaired are collectively evaluated for impairment. See Note 2—Finance Receivables of Notes to Consolidated Financial Statements (Unaudited) for additional information regarding charge-offs or write-downs of contractual balances of retail and dealer finance receivables.

Our allowance for credit losses and early termination losses on operating leases requires significant judgment about inherently uncertain factors. The estimates are based on management’s evaluation of many factors, including our historical credit loss experience, the value of the underlying collateral, delinquency trends, and economic conditions. The estimates are based on information available as of each reporting date. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates. See Note 3—Investment in Operating Leases of Notes to Consolidated Financial Statements (Unaudited) for additional information.

If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve month period ended September 30, 2013, our provision for credit losses would have increased by approximately $21 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve month period ended September 30, 2013, we would have recognized an additional $9 million in early termination losses in our consolidated statement of income during the period.

Determination of Lease Residual Values

Contract residual values of lease vehicles are determined at lease inception based on expectations of future used vehicle values, taking into consideration external industry data and our own historical experience. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance). The returned lease vehicles are either purchased by the dealer at the contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance) or market value or sold by us at used vehicle auctions. We have a risk of loss on the disposition of returned lease vehicles when the proceeds from the sale of the vehicles and proceeds from residual value insurance claims, if any, are less than the contractual residual values. We review our estimates of end of lease term market values of the vehicles we have leased, at minimum, on a quarterly basis. The primary factors affecting the estimates are the percentage of leased vehicles we expect to be returned by the lessee at the end of lease term and the expected loss severity. Factors considered in this evaluation include, among other factors, economic conditions, historical trends and market information on new and used vehicles.

For direct financing leases, downward adjustments for declines in estimated residual values deemed to be other-than-temporary are recognized as a loss on lease residual values in the period in which the estimate changed. For operating leases, adjustments to estimated residual values are made on a straight-line basis over the remaining term of the lease and are included as depreciation expense.

If future estimated auction values for all outstanding operating leases as of September 30, 2013 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $45 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $5 million in depreciation expense, which would be recognized over the remaining lease terms. Similarly, if the future estimated auction values were to decrease by $100 per unit and future return rates were to increase by one percentage point from our current estimates for all direct financing leases as of September 30, 2013, we would have recognized an increase of approximately $3 million and $1 million in losses on lease residual values, respectively. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of September 30, 2013. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 8—Commitments and Contingencies—Litigation of Notes to Consolidated Financial Statements (Unaudited) for information on legal proceedings.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in Amendment No. 2 to AHFC’s Registration Statement on Form 10 as of June 30, 2013, which was filed with the SEC on August 19, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 3. Defaults Upon Senior Securities

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Refer to the Exhibit Index immediately following the Signature page.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2013

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)

AMERICAN HONDA FINANCE CORPORATION

Exhibit Index

Exhibit Number	Description

3.1 (1)	Articles of Incorporation of American Honda Finance Corporation, dated February 6, 1980, and Certificates of Amendment to the Articles of Incorporation, dated March 29, 1984, November 13, 1988, December 4, 1989, July 2, 1991, April 3, 1997, November 30, 1999, and December 17, 2003.

3.2 (1)	Amended and Restated Bylaws of American Honda Finance Corporation, dated April 27, 2010.

4.1 (1)	Form of Specimen Common Stock of American Honda Finance Corporation.

4.2	American Honda Finance Corporation agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of American Honda Finance Corporation and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the American Honda Finance Corporation and its subsidiaries.

4.3 (2)	Amended and Restated Issuing and Paying Agency Agreement between American Honda Finance Corporation and The Bank of New York Mellon, dated as of August 27, 2012.

4.4 (3)	Amended and Restated Agency Agreement between American Honda Finance Corporation, The Bank of New York Mellon, and The Bank of New York Mellon (Luxembourg) S.A., dated as of August 8, 2013.

4.5	Trust Indenture between Honda Canada Finance Inc., as issuer, and BNY Trust Company of Canada (as successor to CIBC Mellon Trust Company), as trustee, dated as of September 26, 2005(2), as supplemented by the First Supplemental Indenture to the Trust Indenture, dated as of August 25, 2006(2), as supplemented by the Second Supplemental Indenture to the Trust Indenture, dated as of December 14, 2006(2), as supplemented by the Third Supplemental Indenture to the Trust Indenture, dated as of May 25, 2007(2), as supplemented by the Fourth Supplemental Indenture to the Trust Indenture, dated as of September 26, 2007(2), as supplemented by the Fifth Supplemental Indenture to the Trust Indenture, dated as of November 30, 2007(2), as supplemented by the Sixth Supplemental Indenture to the Trust Indenture, dated as of May 9, 2008(2), as supplemented by the Seventh Supplemental Indenture to the Trust Indenture, dated as of September 12, 2008(2), as supplemented by the Eighth Supplemental Indenture to the Trust Indenture, dated as of February 21, 2012(2), as supplemented by the Ninth Supplemental Indenture to the Trust Indenture, dated as of December 11, 2012(2), as supplemented by the Tenth Supplemental Indenture to the Trust Indenture, dated as of June 4, 2013(6), and as supplemented by the Eleventh Supplemental Indenture to the Trust Indenture, dated as of September 3, 2013(6).

4.6 (4)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.

4.7 (5)	Form of Fixed Rate Medium-Term Note, Series A and Form of Floating Rate Medium-Term Note, Series A.

12.1 (6)	Statement regarding computation of ratio of earnings to fixed charges

31.1 (6)	Certification of Principal Executive Officer

31.2 (6)	Certification of Principal Financial Officer

32.1 (7)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2 (7)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS (8)	XBRL Instance Document

101.SCH (8)	XBRL Taxonomy Extension Schema Document

101.CAL (8)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (8)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (8)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF (8)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.

(2)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(3)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 2, dated August 19, 2013.
(4)	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
(5)	Incorporated herein by reference to Exhibit numbers 4.1 and 4.2 filed with our current report on Form 8-K, dated September 25, 2013.
(6)	Filed herewith.
(7)	Furnished herewith.
(8)	Exhibit 101 interactive data files are submitted electronically with this report in accordance with the provisions of Regulation S-T and shall be deemed “furnished” and not “filed”. The financial information contained in the XBRL related documents is unreviewed, and the purpose of submitting such documents is to test the related format and technology and, as a result, investors should not rely on the XBRL related documents in making investment decisions.