Form 10-Q
period 2013-12-31
AMERICAN HONDA FINANCE CORP
filed 2014-02-12
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

(310) 972-2555

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of January 31, 2014, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

REDUCED DISCLOSURE FORMAT

American Honda Finance Corporation, a wholly owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended December 31, 2013

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share amounts)

	December 31, 2013	March 31, 2013
Assets
Cash and cash equivalents	$443	$149
Finance receivables, net	42,008	39,504
Investment in operating leases, net	20,881	19,348
Due from Parent and affiliated companies	91	77
Income taxes receivable	—	84
Vehicles held for disposition	177	126
Other assets	662	623
Derivative instruments	138	177

Total assets	$64,400	$60,088

Liabilities and Equity
Debt:
Commercial paper	$4,607	$4,704
Related party debt	4,747	4,720
Bank loans	6,584	6,642
Medium term note programs	20,409	16,873
Secured debt	8,022	7,639
Other debt	1,550	1,571

Total debt	45,919	42,149

Due to Parent and affiliated companies	86	70
Accrued interest expense	123	181
Income taxes payable	132	—
Deferred income taxes	6,622	6,633
Other liabilities	1,245	1,231
Derivative instruments	137	234

Total liabilities	54,264	50,498

Commitments and contingencies

Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of December 31, 2013 and March 31, 2013	1,366	1,366
Retained earnings	8,007	7,422
Accumulated other comprehensive income	56	88

Total shareholder’s equity	9,429	8,876
Noncontrolling interest in subsidiary	707	714

Total equity	10,136	9,590

Total liabilities and equity	$64,400	$60,088

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to note 9 for additional information.

	December 31, 2013	March 31, 2013

Finance receivables, net	$8,005	$7,582
Vehicles held for disposition	5	5
Other assets	261	234

Total assets	$8,271	$7,821

Secured debt	$8,021	$7,639
Accrued interest expense	3	2

Total liabilities	$8,024	$7,641

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Revenues:
Direct financing lease	$46	$56	$148	$167
Retail	346	360	1,035	1,095
Dealer	28	27	87	80
Operating lease	1,091	1,017	3,201	2,979

Total revenues	1,511	1,460	4,471	4,321

Depreciation on operating lease	869	779	2,519	2,252
Interest expense	153	194	486	620

Net revenues	489	487	1,466	1,449
Gain on disposition of lease vehicles	12	18	18	45
Other income	29	21	87	76

Total net revenues	530	526	1,571	1,570

Expenses:
General and administrative expenses	93	88	288	264
Provision for credit losses	34	25	99	27
Early termination loss on operating leases	15	16	28	44
Loss on lease residual values	1	2	3	6
(Gain)/Loss on derivative instruments	22	38	19	14
(Gain)/Loss on foreign currency revaluation of debt	13	(41)	100	(76)

Total expenses	178	128	537	279

Income before income taxes	352	398	1,034	1,291

Income tax expense	130	145	391	498

Net income	222	253	643	793
Less: Net income attributable to noncontrolling interest	21	21	58	46

Net income attributable to American Honda Finance Corporation	$201	$232	$585	$747

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Net income	$222	$253	$643	$793
Other comprehensive income (loss):
Foreign currency translation adjustment	(43)	(12)	(61)	9

Comprehensive income	179	241	582	802
Less: Comprehensive income attributable to noncontrolling interest	1	15	29	50

Comprehensive income attributable to American Honda Finance Corporation	$178	$226	$553	$752

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In millions)

	Total	Retained earnings	Accumulated other comprehensive income	Common stock	Noncontrolling interest
Balance at March 31, 2012	$8,615	$6,481	$102	$1,366	$666

Net income for the nine months ended December 31, 2012	793	747	—	—	46
Other comprehensive income	9	—	5	—	4

Balance at December 31, 2012	$9,417	$7,228	$107	$1,366	$716

Balance at March 31, 2013	$9,590	$7,422	$88	$1,366	$714

Net income for the nine months ended December 31, 2013	643	585	—	—	58
Other comprehensive loss	(61)	—	(32)	—	(29)
Dividends declared to noncontrolling interest	(36)	—	—	—	(36)

Balance at December 31, 2013	$10,136	$8,007	$56	$1,366	$707

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine months ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$643	$793
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(5)	236
Loss on lease residual values and provision for credit losses	102	33
Early termination loss on operating leases	28	44
Depreciation and amortization	2,524	2,257
Accretion of unearned subsidy income	(785)	(752)
Amortization of deferred dealer participation and IDC	251	249
(Gain)/Loss on disposition of lease vehicles and fixed assets	(18)	(45)
Deferred income tax expense	—	30
Changes in operating assets and liabilities:
Income taxes receivable/payable	216	70
Other assets	(28)	11
Accrued interest/discounts on debt	20	17
Other liabilities	25	60
Due to/due from Parent and affiliated companies	1	24

Net cash provided by operating activities	2,974	3,027

Cash flows from investing activities:
Finance receivables acquired	(16,809)	(14,444)
Principal collected on finance receivables	13,473	13,095
Net change in wholesale loans	149	(441)
Purchase of operating lease vehicles	(8,656)	(7,409)
Disposal of operating lease vehicles	4,432	3,604
Cash received for unearned subsidy income	894	826
Other investing activities, net	(32)	(13)

Net cash used in investing activities	(6,549)	(4,782)

Cash flows from financing activities:
Proceeds from issuance of commercial paper	33,948	26,342
Paydown of commercial paper	(33,996)	(25,025)
Proceeds from issuance of related party debt	34,291	34,275
Paydown of related party debt	(34,195)	(34,161)
Proceeds from issuance of medium term notes and other debt	9,840	6,097
Paydown of medium term notes and other debt	(6,384)	(6,474)
Proceeds from issuance of secured debt	4,239	4,476
Paydown of secured debt	(3,856)	(3,752)
Dividend paid	(18)	—

Net cash provided by financing activities	3,869	1,778

Effect of exchange rate changes on cash and cash equivalents	—	(3)

Net increase in cash and cash equivalents	294	20
Cash and cash equivalents at beginning of year	149	161

Cash and cash equivalents at end of year	$443	$181

Supplemental disclosures of cash flow information:
Interest paid	$517	$639
Income taxes paid	172	398

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

Effective April 1, 2013, the Company adopted Accounting Standards Update (ASU) 2011-11, Disclosures about Offsetting Assets and Liabilities, which amended Accounting Standards Codification (ASC) Topic 210, Balance Sheet, and ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified the scope of ASU 2011-11. The amendments require disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The adoption of these standards only affected disclosures and did not affect the Company’s consolidated financial condition or results of operations.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2)	Finance Receivables

Finance receivables consisted of the following as of the periods indicated:

	December 31, 2013
	Lease	Retail	Dealer	Total
	(In millions)

Finance receivables	$3,313	$35,277	$4,178	$42,768
Allowance for credit losses	(4)	(88)	(2)	(94)
Write-down of lease residual values	(24)	—	—	(24)
Unearned interest income and fees	(129)	—	—	(129)
Deferred dealer participation and IDC	9	433	—	442
Unearned subsidy income	(166)	(789)	—	(955)

	$2,999	$34,833	$4,176	$42,008

	March 31, 2013
	Lease	Retail	Dealer	Total
	(In millions)

Finance receivables	$3,744	$32,320	$4,208	$40,272
Allowance for credit losses	(5)	(88)	—	(93)
Write-down of lease residual values	(36)	—	—	(36)
Unearned interest income and fees	(146)	—	—	(146)
Deferred dealer participation and IDC	9	405	—	414
Unearned subsidy income	(208)	(699)	—	(907)

	$3,358	$31,938	$4,208	$39,504

Finance receivables include retail loans with principal balances of $8.1 billion and $7.7 billion as of December 31, 2013 and March 31, 2013, respectively, that have been sold for legal purposes in securitization transactions that do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to note 9 for additional information.

The uninsured portions of the lease residual values were $469 million and $525 million at December 31, 2013 and March 31, 2013, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $6 million and $3 million for the three months ended December 31, 2013 and 2012, respectively, and $19 million and $15 million for the nine months ended December 31, 2013 and 2012, respectively.

Credit Quality of Financing Receivables

Credit losses are an expected cost of extending credit. The majority of the credit risk is with consumer financing and to a lesser extent with dealer financing. Credit risk can be affected by general economic conditions. Adverse changes such as a rise in unemployment rates can increase the likelihood of defaults. Declines in used vehicle prices can reduce the amount of recoveries on repossessed collateral. Credit risk on dealer loans is affected primarily by the financial strength of the dealers within the portfolio. Exposure to credit risk is managed through purchasing standards, pricing of contracts for expected losses, focusing collection efforts to minimize losses, and ongoing reviews of the financial condition of dealers.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

There were no modifications to dealer loans that constituted troubled debt restructurings during the three and nine months ended December 31, 2013 and 2012.

The Company generally does not grant concessions on consumer finance receivables that are considered to be troubled debt restructurings other than modifications of retail loans in reorganization proceeding pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three and nine months ended December 31, 2013 and 2012. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered to be troubled debt restructurings since the deferrals are deemed to be insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and nine months ended December 31, 2013
	Lease	Retail	Dealer	Total
	(In millions)

Beginning balance, October 1, 2013	$5	$94	$1	$100
Provision	—	28	1	29
Charge-offs	(2)	(53)	—	(55)
Recoveries	1	19	—	20
Effect of translation adjustment	—	—	—	—

Ending balance, December 31, 2013	$4	$88	$2	$94

Beginning balance, April 1, 2013	$5	$88	$—	$93
Provision	2	82	2	86
Charge-offs	(4)	(148)	—	(152)
Recoveries	1	66	—	67
Effect of translation adjustment	—	—	—	—

Ending balance, December 31, 2013	$4	$88	$2	$94

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$2	$2
Collectively evaluated for impairment	4	88	—	92

Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$9	$9
Collectively evaluated for impairment	3,027	34,921	4,169	42,117

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Three and nine months ended December 31, 2012
	Lease	Retail	Dealer	Total
	(In millions)

Beginning balance, October 1, 2012	$7	$101	$1	$109
Provision	1	20	—	21
Charge-offs	(3)	(54)	—	(57)
Recoveries	1	22	—	23
Effect of translation adjustment	—	—	—	—

Ending balance, December 31, 2012	$6	$89	$1	$96

Beginning balance, April 1, 2012	$6	$155	$1	$162
Provision	4	11	1	16
Charge-offs	(5)	(148)	(1)	(154)
Recoveries	1	71	—	72
Effect of translation adjustment	—	—	—	—

Ending balance, December 31, 2012	$6	$89	$1	$96

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	6	89	1	96

Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$7	$7
Collectively evaluated for impairment	3,510	32,331	3,707	39,548

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Delinquencies

The following is an aging analysis of past due finance receivables as of the periods indicated:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables
	(In millions)

December 31, 2013
Retail loans:
New auto	$205	$38	$9	$252	$29,569	$29,821
Used and certified auto	82	14	4	100	3,938	4,038
Motorcycle and other	15	6	3	24	1,038	1,062

Total retail	302	58	16	376	34,545	34,921

Direct financing lease	10	3	1	14	3,013	3,027

Dealer loans:
Wholesale flooring	1	—	2	3	3,599	3,602
Commercial loans	—	—	—	—	576	576

Total dealer loans	1	—	2	3	4,175	4,178

Total finance receivables	$313	$61	$19	$393	$41,733	$42,126

March 31, 2013
Retail loans:
New auto	$126	$17	$5	$148	$26,412	$26,560
Used and certified auto	54	7	2	63	4,343	4,406
Motorcycle and other	11	3	2	16	1,044	1,060

Total retail	191	27	9	227	31,799	32,026

Direct financing lease	10	2	—	12	3,387	3,399

Dealer loans:
Wholesale flooring	2	—	1	3	3,769	3,772
Commercial loans	—	—	—	—	436	436

Total dealer loans	2	—	1	3	4,205	4,208

Total finance receivables	$203	$29	$10	$242	$39,391	$39,633

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

	Retail new auto	Retail used and certified auto	Retail motorcycle and other	Direct financing lease	Total consumer finance receivables
	(In millions)

December 31, 2013
Performing	$29,774	$4,020	$1,053	$3,023	$37,870
Nonperforming	47	18	9	4	78

Total	$29,821	$4,038	$1,062	$3,027	$37,948

March 31, 2013
Performing	$26,538	$4,397	$1,055	$3,397	$35,387
Nonperforming	22	9	5	2	38

Total	$26,560	$4,406	$1,060	$3,399	$35,425

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

	December 31, 2013			March 31, 2013
	Wholesale flooring	Commercial loans	Total	Wholesale flooring	Commercial loans	Total
	(In millions)

Group A	$2,276	$342	$2,618	$2,420	$248	$2,668
Group B	1,326	234	1,560	1,352	188	1,540

Total	$3,602	$576	$4,178	$3,772	$436	$4,208

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following as of the periods indicated:

	December 31,	March 31,
	2013	2013
	(In millions)

Operating lease vehicles	$25,840	$24,034
Accumulated depreciation	(4,440)	(4,208)
Deferred dealer participation and IDC	88	82
Unearned subsidy income	(547)	(500)
Estimated early termination losses	(60)	(60)

	$20,881	$19,348

The Company recognized $15 million and $16 million of estimated early termination losses due to lessee defaults for the three months ended December 31, 2013 and 2012, respectively. Actual net losses realized for the three months ended December 31, 2013 and 2012 totaled $11 million and $9 million, respectively. The Company recognized $28 million and $44 million of estimated early termination losses due to lessee defaults for the nine months ended December 31, 2013 and 2012, respectively. Actual net losses realized for the nine months ended December 31, 2013 and 2012 totaled $28 million and $23 million, respectively.

Included in the provision for credit losses for the three months ended December 31, 2013 and 2012 are provisions related to past-due receivables on operating leases in the amounts of $5 million and $4 million, respectively. Included in the provision for credit losses for the nine months ended December 31, 2013 and 2012 are provisions related to past-due receivables on operating leases in the amounts of $13 million and $11 million, respectively.

The Company did not recognize impairment losses during the three and nine months ended December 31, 2013 and 2012 since there were no events or circumstances which indicated that the carrying values of operating leases would not be recoverable.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4)	Debt

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt, weighted average contractual interest rates, and range of contractual interest rates were as follows as of the periods indicated:

			Weighted average contractual interest rate		Contractual interest rate ranges
	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013
	(In millions)

Secured debt	$8,022	$7,639	0.69%	0.78%	0.22 - 1.80%	0.20 - 1.98%

Unsecured debt:
Commercial paper	4,607	4,704	0.41	0.39	0.11 - 1.25	0.17 - 1.26
Related party debt	4,747	4,720	0.51	0.52	0.12 - 1.28	0.17 - 1.29
Bank loans	6,584	6,642	0.92	1.32	0.59 - 2.00	0.59 - 4.55
Private U.S. MTN program	12,899	13,433	1.85	2.36	0.24 - 7.63	0.30 - 7.63
Public U.S. MTN program	3,735	—	1.08	—	0.24 - 2.13	—
Euro MTN programme	3,775	3,440	2.53	3.53	0.24 - 5.50	0.29 - 6.25
Other debt	1,550	1,571	2.13	4.03	1.70 - 2.35	2.24 - 5.61

Total unsecured debt	37,897	34,510

Total debt	$45,919	$42,149

As of December 31, 2013, the outstanding principal balance of long-term debt with floating interest rates totaled $12.6 billion and long-term debt with fixed interest rates totaled $21.2 billion. As of March 31, 2013, the outstanding principal balance of long-term debt with floating interest rates totaled $9.1 billion and long-term debt with fixed interest rates totaled $21.6 billion.

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

Commercial Paper

As of December 31, 2013 and March 31, 2013, the Company had commercial paper programs that provide the Company with available funds of up to $7.5 billion and $7.6 billion, respectively, at prevailing market interest rates for periods up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in note 6.

Outstanding commercial paper averaged $4.7 billion and $3.9 billion during the nine months ended December 31, 2013 and 2012, respectively. The maximum balance outstanding at any month-end during the nine months ended December 31, 2013 and 2012 was $6.1 billion and $4.9 billion, respectively.

As of December 31, 2013, the Company had available committed lines of credit totaling $7.2 billion, which expire in March 2014. Committed lines of credit are primarily in place to support the Company’s commercial paper programs. If these lines were used, it would be in the form of short-term notes. The Company expensed commitment fees of $2 million and $1 million during the three months ended December 31, 2013 and 2012, respectively, and $6 million and $5 million during the nine months ended December 31, 2013 and 2012, respectively, in general and administrative expenses. As of December 31, 2013 and March 31, 2013, there were no amounts outstanding under these lines.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Related Party Debt

AHFC routinely issues fixed rate short-term notes to AHM to help fund AHFC’s general corporate operations. The Company incurred interest expense on these notes totaling approximately $1 million during both the three months ended December 31, 2013 and 2012, and $4 million during both the nine months ended December 31, 2013 and 2012.

HCFI routinely issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. The Company incurred interest expense on these notes totaling $5 million and $6 million for the three months ended December 31, 2013 and 2012, respectively, and $15 million and $14 million for the nine months ended December 31, 2013 and 2012, respectively.

Bank Loans

Outstanding bank loans at December 31, 2013 had variable rates and outstanding bank loans at March 31, 2013 had either fixed or variable rates. Outstanding bank loans have prepayment options. No outstanding bank loans as of December 31, 2013 and March 31, 2013 were supported by the Keep Well Agreements with HMC described in note 6.

Medium Term Note (MTN) Programs

Private U.S. MTN Program

Notes outstanding under the Rule 144A Private U.S. MTN Program as of December 31, 2013 are both short-term and long-term, with either fixed or variable rates, and denominated in U.S. dollars.

Public U.S. MTN Program

On September 25, 2013, AHFC established a MTN program that registered the offer and sale of up to $5 billion in an aggregate principal amount of Public U.S. MTNs with the SEC. The aggregate principal amount of Public U.S. MTNs offered under this program may be increased from time to time. During the third quarter of fiscal year 2014, AHFC issued $3.75 billion aggregate principal amount of Public U.S. MTNs with short-term and long-term maturities, bearing interest at fixed and floating rates.

Euro MTN Programme

The Euro MTN Programme is listed on the Luxembourg Stock Exchange. Notes outstanding under this program are long-term, with either fixed or variable rates, and denominated in U.S. dollars, Japanese Yen, and Euros. As of August 8, 2013, AHFC is the sole issuer under this program.

The MTN programs are supported by the Keep Well Agreement with HMC described in note 6.

Other Debt

The outstanding balances as of December 31, 2013 and March 31, 2013 represent private placement debt issuances by HCFI denominated in Canadian dollars, with either fixed or variable rates. Private placement debt was supported by the Keep Well Agreement with HMC described in note 6.

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

	December 31, 2013			March 31, 2013
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(In millions)

Interest rate swaps	$45,920	$211	$134	$42,861	$342	$155
Cross currency swaps	2,960	44	120	3,247	27	271

Gross derivative assets/liabilities		255	254		369	426

Counterparty netting adjustment		(117)	(117)		(192)	(192)

Net derivative assets/liabilities		$138	$137		$177	$234

The income statement effect of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In millions)

Interest rate swaps	$(32)	$(1)	$(120)	$51
Cross currency swaps	10	(37)	101	(65)

Total gain/(loss) on derivative instruments	$(22)	$(38)	$(19)	$(14)

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies.

	Three months ended		Nine months ended
	December 31,		December 31,
Income statement	2013	2012	2013	2012
	(In millions)

Revenue:
Subsidy income	$259	$253	$773	$746

Interest expense:
Related party debt	6	7	19	18

Other income:
VSC administration fees	25	24	72	70

General and administrative expenses:
Support Compensation Agreement fees	4	4	12	11
Benefit plan expenses	3	4	12	12
Shared services	11	12	34	34

	December 31,	March 31,
Balance Sheet	2013	2013
	(In millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(941)	$(895)

Investment in operating leases, net:
Unearned subsidy income	(544)	(497)

Due from Parent and affiliated companies	91	77

Liabilities:

Debt:
Related party debt	$4,747	$4,720

Due to Parent and affiliated companies	86	70

Accrued interest expenses:
Related party debt	4	3

Other liabilities:
VSC unearned administrative fees	350	337
Accrued benefit expenses	46	44
Dividend payable	17	—

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

Debt programs supported by the Keep Well Agreements consist of the Company’s commercial paper programs, Private U.S. MTN Program, Public U.S. MTN Program, Euro MTN Programme, and HCFI’s private placement. In connection with the above agreements, AHFC and HCFI have entered into separate Support Compensation Agreements, where each has agreed to pay HMC a quarterly fee based on the amount of outstanding debt that benefit from the HMC Keep Well Agreements. Support Compensation Agreement fees are recognized in general and administrative expenses.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Shared Services

The Company shares certain common expenditures with AHM, HCI, and related parties including data processing services, software development, and facilities. The allocated costs for shared services are included in general and administrative expenses.

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

Other

The majority of the amounts due from the Parent and affiliated companies at December 31, 2013 and March 31, 2013 related to subsidies. The majority of the amounts due to the Parent and affiliated companies at December 31, 2013 and March 31, 2013 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business. Included within other liabilities is the portion of dividends that were declared by HCFI to HCI and were not paid as of December 31, 2013.

(7)	Income Taxes

The Company’s effective tax rate was 36.9% and 37.8%, respectively, for the three and nine months ended December 31, 2013, and 36.4% and 38.6%, respectively, for the three and nine months ended December 31, 2012. The Company’s provision for income taxes for the first nine months of fiscal year 2014 was $391 million compared to $498 million for the same period in fiscal year 2013. The decrease in the provision is primarily due to the decrease in our income before tax for the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013.

To date, the Company has not provided for federal income taxes on certain undistributed earnings of its foreign subsidiary, HCFI, because such earnings are intended to be indefinitely reinvested outside the United States. At December 31, 2013, $602 million, of accumulated undistributed earnings of HCFI were deemed to be so reinvested. If these undistributed earnings were to be distributed, the unrecognized deferred tax liability associated with these indefinitely reinvested earnings would be $85 million. As of December 31, 2013, HCFI is not planning any distributions.

The changes in the unrecognized tax benefits for the first nine months ended December 31, 2013, were not significant. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of fiscal year 2014.

As of December 31, 2013, the Company is subject to examination by U.S. federal and state tax jurisdictions for the taxable years ended March 31, 2005 to 2013. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2006 to 2013 federally, and returns filed for the taxable years ended March 31, 2005 to 2013 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8)	Commitments and Contingencies

The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was approximately $2 million and $3 million for the three months ended December 31, 2013 and 2012, respectively, and approximately $8 million for both the nine months ended December 31, 2013 and 2012.

The Company extends commercial revolving lines of credit to new and used vehicle dealers to aid in their facilities refurbishment or general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. Maximum commercial revolving lines of credit were $282 million and $136 million as of December 31, 2013 and March 31, 2013, respectively, with $182 million and $77 million, respectively, used as of those dates. The Company also has a commitment to lend a total of $98 million to finance the construction of auto dealerships with $52 million of this commitment funded as of December 31, 2013.

Litigation

The Company is involved, in the ordinary course of business, in various legal proceedings including claims of individual customers and purported class action lawsuits. Certain of these actions are similar to suits filed against other financial institutions and captive finance companies. Most of these proceedings concern customer allegations of wrongful repossession or defamation of credit. The Company is also subject to governmental reviews from time to time. The Company establishes accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. When able, the Company will determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability. Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established. Based on available information and established accruals, management does not believe it is reasonably possible that the results of these proceedings, in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements.

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

During the nine months ended December 31, 2013 and 2012, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $4.3 billion and $4.5 billion, respectively. The notes were secured by receivables with an initial principal balance of $4.4 billion and $4.6 billion, respectively.

The table below presents the carrying amounts of assets and liabilities of consolidated securitization trusts as they are reported in the Company’s consolidated balance sheets as of the periods indicated. All amounts exclude

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

intercompany balances, which have been eliminated in consolidation. The assets of the trusts can only be used to settle the obligations of the trusts. The third-party investors in the obligations of the trusts do not have recourse to the general credit of the Company.

	December 31, 2013	March 31, 2013
	(In millions)

Assets:
Finance receivables	$8,111	$7,696
Unamortized costs and subsidy income, net	(93)	(96)
Allowance for credit losses	(13)	(18)

Total finance receivables, net	8,005	7,582

Vehicles held for disposition	5	5
Restricted cash (1)	250	222
Accrued interest receivable (1)	11	12

Total assets	$8,271	$7,821

Liabilities:
Secured debt	$8,032	$7,651
Unamortized discounts and fees	(11)	(12)

Total secured debt, net	8,021	7,639

Accrued interest expense	3	2

Total liabilities	$8,024	$7,641

(1)	Included with other assets in the Company’s consolidated balance sheets (see note 10).

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In its role as servicer, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of December 31, 2013 and March 31, 2013, AHFC and HCFI had cash collections of $413 million and $434 million, respectively, which were required to be remitted to the trusts.

(10)	Other Assets

Other assets consisted of the following as of the periods indicated:

	December 31,	March 31,
	2013	2013
	(In millions)

Accrued interest and fees	$83	$84
Other receivables	82	88
Deferred expense	161	152
Software, net of accumulated amortization of $134 and $132 as of December 31, 2013 and March 31, 2013	11	11
Property and equipment, net of accumulated depreciation of $16 and $16 as of December 31, 2013 and March 31, 2013	5	6
Restricted cash	250	222
Other	70	60

Total	$662	$623

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $2 million for both the three months ended December 31, 2013 and 2012, and $5 million for both the nine months ended December 31, 2013 and 2012.

(11)	Other Liabilities

Other liabilities consisted of the following as of the periods indicated:

	December 31,	March 31,
	2013	2013
	(In millions)

Dealer payables	$180	$222
Accounts payable and accrued expenses	253	242
Lease security deposits	54	51
VSC unearned administrative fees (note 6)	350	337
Unearned income, operating lease	259	247
Uncertain tax positions	44	46
Dividend payable (note 6)	17	—
Other	88	86

Total	$1,245	$1,231

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12)	Other Income

Other income consisted of the following:

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In millions)

VSC administration (note 6)	$25	$24	$72	$70
Other	4	(3)	15	6

Total	$29	$21	$87	$76

(13)	Fair Value Measurements

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

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis as of the periods indicated:

	December 31, 2013
	Level 1	Level 2	Level 3	Counterparty netting	Total
	(In millions)

Assets:
Derivative instruments:
Interest rate swaps	$—	$211	$—	$(77)	$134
Cross currency swaps	—	44	—	(40)	4

Total assets	$—	$255	$—	$(117)	$138

Liabilities:
Derivative instruments:
Interest rate swaps	$—	$134	$—	$(77)	$57
Cross currency swaps	—	120	—	(40)	80

Total liabilities	$—	$254	$—	$(117)	$137

	March 31, 2013
	Level 1	Level 2	Level 3	Counterparty netting	Total
	(In millions)

Assets:
Derivative instruments:
Interest rate swaps	$—	$342	$—	$(103)	$239
Cross currency swaps	—	27	—	(89)	(62)

Total assets	$—	$369	$—	$(192)	$177

Liabilities:
Derivative instruments:
Interest rate swaps	$—	$155	$—	$(103)	$52
Cross currency swaps	—	271	—	(89)	182

Total liabilities	$—	$426	$—	$(192)	$234

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the nine months ended December 31, 2013 and 2012. Refer to note 5 for additional information on derivative instruments.

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held as of the periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment
	(In millions)
December 31, 2013
Vehicles held for disposition	$—	$—	$109	$109	$20

December 31, 2012
Vehicles held for disposition	$—	$—	$64	$64	$15

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments

The following tables summarize the carrying values and fair values of the Company’s financial instruments except for those measured at fair value on a recurring basis as of the dates indicated. Certain financial instruments and all nonfinancial assets and liabilities are excluded from fair value disclosure requirements including the Company’s direct financing lease receivables and investment in operating leases.

	December 31, 2013
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(In millions)

Assets:
Cash and cash equivalents	$443	$443	$—	$—	$443
Dealer loans, net	4,176	—	—	4,025	4,025
Retail loans, net	34,833	—	—	35,335	35,335
Restricted cash	250	250	—	—	250

Liabilities:
Commercial paper	$4,607	$—	$4,607	$—	$4,607
Related party debt	4,747	—	4,748	—	4,748
Bank loans	6,584	—	6,623	—	6,623
Medium term note programs	20,409	—	20,834	—	20,834
Secured debt	8,022	—	8,059	—	8,059
Other debt	1,550	—	1,551	—	1,551

	March 31, 2013
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(In millions)

Assets:
Cash and cash equivalents	$149	$149	$—	$—	$149
Dealer loans, net	4,208	—	—	4,072	4,072
Retail loans, net	31,938	—	—	32,533	32,533
Restricted cash	222	222	—	—	222

Liabilities:
Commercial paper	$4,704	$—	$4,703	$—	$4,703
Related party debt	4,720	—	4,721	—	4,721
Bank loans	6,642	—	6,671	—	6,671
Medium term note programs	16,873	—	17,525	—	17,525
Secured debt	7,639	—	7,679	—	7,679
Other debt	1,571	—	1,590	—	1,590

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

Fair value information presented herein is based on information available at December 31, 2013 and March 31, 2013. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since that date, and therefore, the current estimates of fair value at dates subsequent to December 31, 2013 and March 31, 2013 may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial information for the Company’s reportable segments for the three and nine months ended or at December 31, 2013 is summarized in the following table:

	United States	Canada	Valuation adjustments and reclassifications	Total
	(In millions)
Three months ended December 31, 2013
Revenues
Direct financing lease	$—	$46	$—	$46
Retail	301	45	—	346
Dealer	25	3	—	28
Operating lease	1,072	19	—	1,091

Total revenues	1,398	113	—	1,511

Depreciation on operating leases	854	15	—	869
Interest expense	129	24	—	153
Realized (gains)/losses on derivatives and foreign currency denominated debt	(3)	6	(3)	—

Net revenues	418	68	3	489

Gain/(Loss) on disposition of lease vehicles	9	3	—	12
Other income	28	1	—	29

Total net revenues	455	72	3	530

Expenses
General and administrative expenses	80	13	—	93
Provision for credit losses	33	1	—	34
Early termination loss on operating leases	15	—	—	15
Loss on lease residual values	—	1	—	1
(Gain)/Loss on derivative instruments	—	—	22	22
(Gain)/Loss on foreign currency revaluation of debt	—	—	13	13

Income before income taxes	$327	$57	$(32)	$352

Nine months ended December 31, 2013
Revenues
Direct financing lease	$—	$148	$—	$148
Retail	900	135	—	1,035
Dealer	76	11	—	87
Operating lease	3,175	26	—	3,201

Total revenues	4,151	320	—	4,471

Depreciation on operating leases	2,498	21	—	2,519
Interest expense	402	84	—	486
Realized (gains)/losses on derivatives and foreign currency denominated debt	(29)	10	19	—

Net revenues	1,280	205	(19)	1,466

Gain/(Loss) on disposition of lease vehicles	9	9	—	18
Other income	85	2	—	87

Total net revenues	1,374	216	(19)	1,571

Expenses
General and administrative expenses	247	41	—	288
Provision for credit losses	91	8	—	99
Early termination loss on operating leases	28	—	—	28
Loss on lease residual values	—	3	—	3
(Gain)/Loss on derivative instruments	—	—	19	19
(Gain)/Loss on foreign currency revaluation of debt	—	—	100	100

Income before income taxes	$1,008	$164	$(138)	$1,034

December 31, 2013
Total finance receivables	$34,990	$7,018	$—	$42,008
Total operating lease assets	20,358	523	—	20,881
Total assets	56,800	7,600	—	64,400

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial information for the Company’s reportable segments for the three and nine months ended or at December 31, 2012 is summarized in the following table:

	United States	Canada	Valuation adjustments and reclassifications	Total
	(In millions)
Three months ended December 31, 2012
Revenues
Direct financing lease	$—	$56	$—	$56
Retail	314	46	—	360
Dealer	23	4	—	27
Operating lease	1,017	—	—	1,017

Total revenues	1,354	106	—	1,460

Depreciation on operating leases	779	—	—	779
Interest expense	159	35	—	194
Realized (gains)/losses on derivatives and foreign currency denominated debt	(18)	2	16	—

Net revenues	434	69	(16)	487

Gain/(Loss) on disposition of lease vehicles	12	6	—	18
Other income	21	—	—	21

Total net revenues	467	75	(16)	526

Expenses
General and administrative expenses	73	15	—	88
Provision for credit losses	24	1	—	25
Early termination loss on operating leases	16	—	—	16
Loss on lease residual values	—	2	—	2
(Gain)/Loss on derivative instruments	—	—	38	38
(Gain)/Loss on foreign currency revaluation of debt	—	—	(41)	(41)

Income before income taxes	$354	$57	$(13)	$398

Nine months ended December 31, 2012
Revenues
Direct financing lease	$—	$167	$—	$167
Retail	958	137	—	1,095
Dealer	68	12	—	80
Operating lease	2,979	—	—	2,979

Total revenues	4,005	316	—	4,321

Depreciation on operating leases	2,252	—	—	2,252
Interest expense	511	109	—	620
Realized (gains)/losses on derivatives and foreign currency denominated debt	(79)	1	78	—

Net revenues	1,321	206	(78)	1,449

Gain/(Loss) on disposition of lease vehicles	34	11	—	45
Other income	75	1	—	76

Total net revenues	1,430	218	(78)	1,570

Expenses
General and administrative expenses	220	44	—	264
Provision for credit losses	19	8	—	27
Early termination loss on operating leases	44	—	—	44
Loss on lease residual values	—	6	—	6
(Gain)/Loss on derivative instruments	—	—	14	14
(Gain)/Loss on foreign currency revaluation of debt	—	—	(76)	(76)

Income before income taxes	$1,147	$160	$(16)	$1,291

December 31, 2012
Total finance receivables	$32,074	$7,345	$—	$39,419
Total operating lease assets	19,168	—	—	19,168
Total assets	52,342	7,415	—	59,757

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

Overview

Our primary focus, in collaboration with AHM and HCI, is to provide support for the sale of Honda and Acura products and maintain customer and dealer satisfaction and loyalty. To deliver this support effectively, we seek to maintain competitive cost of funds, efficient operations, and effective risk and compliance management. The primary factors influencing our results of operations, cash flows, and financial condition include the volume of Honda and Acura sales and the portion of those sales that we finance, our cost of funds, competition from other financial institutions, consumer credit defaults, and used motor vehicle prices.

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

References to “C$” are to the Canadian dollar. This report contains translations of certain Canadian dollar amounts into U.S. dollars at the rate specified below solely for your convenience. These translations should not be construed as representations that the Canadian dollar amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rate indicated. U.S. dollar equivalents for “C$” amounts are calculated based on the exchange rate on December 31, 2013 of 1.0623 per U.S. dollar.

Results of Operations

The following table provides our income before income taxes for the fiscal periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$294	$339	$870	$1,147
Canada segment	58	59	164	144

Total income before income taxes	$352	$398	$1,034	$1,291

Comparison of the Three Months Ended December 31, 2013 and 2012

Our consolidated income before income taxes was $352 million for the third quarter of fiscal year 2014 compared to $398 million for the same period in fiscal year 2013. This decline of $46 million, or 12%, was primarily due to the loss on revaluation of foreign currency denominated debt of $13 million during the third quarter of fiscal year 2014 compared to a gain of $41 million during the same period in fiscal year 2013, a decline in operating lease revenue, net of depreciation, of $16 million, a decline in revenue from retail loans of $14 million, a decline in revenue from direct financing leases of $10 million, and an increase in the provision for credit losses of $9 million, which were partially offset by a decline in interest expense of $41 million and a decline in losses on derivative instruments of $16 million.

Comparison of the Nine Months Ended December 31, 2013 and 2012

Our consolidated income before income taxes was $1,034 million for the first nine months of fiscal year 2014 compared to $1,291 million for the same period in fiscal year 2013. This decline of $257 million, or 20%, was primarily due to the loss on the revaluation of foreign currency denominated debt of $100 million during the first nine months of fiscal year 2014 compared to the gain of $76 million during the same period in fiscal year 2013, an increase in the provision for credit losses of $72 million, a decline in revenue from retail loans of $60 million, a decline in operating lease revenue, net of depreciation, of $45 million, a decline in the gain on disposition of lease vehicles of $27 million, an increase in general and administrative expenses of $24 million, and a decline in revenue from direct financing leases of $19 million, which were partially offset by a decline in interest expense of $134 million, and a decline in early termination losses on operating leases of $16 million.

Segment Results—Comparison of the Three Months Ended December 31, 2013 and 2012

Results of operations for the United States segment and the Canada segment for the fiscal periods indicated are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
	2013	2012	2013	2012	2013	2012
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$46	$56	$46	$56
Retail loans	301	314	45	46	346	360
Dealer loans	25	23	3	4	28	27
Operating leases	1,072	1,017	19	—	1,091	1,017

Total revenues	1,398	1,354	113	106	1,511	1,460
Depreciation on operating leases	854	779	15	—	869	779
Interest expense	129	159	24	35	153	194

Net revenues	415	416	74	71	489	487
Gain/(Loss) on disposition of lease vehicles	9	12	3	6	12	18
Other income	28	21	1	—	29	21

Total net revenues	452	449	78	77	530	526

Expenses:
General and administrative expenses	80	73	13	15	93	88
Provision for credit losses	33	24	1	1	34	25
Early termination loss on operating leases	15	16	—	—	15	16
Loss on lease residual values	—	—	1	2	1	2
(Gain)/Loss on derivative instruments	17	27	5	11	22	38
(Gain)/Loss on foreign currency revaluation of debt	13	(30)	—	(11)	13	(41)

Income before income taxes	$294	$339	$58	$59	$352	$398

Revenues

Revenue from retail loans declined by $13 million, or 4%, in the United States segment and $1 million, or 2%, in the Canada segment during the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The declines were attributable to the declining yields on our portfolio of retail loans. In recent years, higher yielding retail loans acquired in prior years have matured and have been replaced by lower yielding retail loans as a result of a lower interest rate environment and increased competition.

Direct financing lease revenue, which is generated only in Canada, declined by $10 million, or 18%, during the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The decline in revenue was attributable to lower yields and a decline in the outstanding direct financing lease asset balance. The decline in outstanding direct finance lease assets was the result of the Canada segment accounting for a portion of newly acquired consumer lease contracts as operating leases beginning in the second quarter of fiscal year 2014. Prior to that time, all leases acquired in the Canada segment were classified as direct financing leases.

Operating lease revenue in the United States segment increased by $55 million, or 5%, during the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The increase in operating lease revenue during the third quarter of fiscal year 2014 was due to higher outstanding operating lease asset balances during the current period compared to the same period in fiscal year 2013, which was more than offset by an increase in depreciation as discussed below under “—Depreciation on operating leases”. Operating lease revenue in the Canada segment totaled $19 million during the third quarter of fiscal year 2014.

Revenue from dealer loans increased by $2 million, or 9%, in the United States segment and declined by $1 million, or 25%, in the Canada segment during the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The increase in revenue in the United States segment was due to a higher level of wholesale flooring loans outstanding during the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013.

Subsidy income from AHM and HCI sponsored incentive programs increased by $6 million, or 2%, to $259 million during the third quarter of fiscal year 2014 compared to $253 million during the same period in fiscal year 2013. This increase was attributable to the cumulatively higher volume of incentive financing programs in recent fiscal years.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $75 million, or 10%, during the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013 primarily due to an increase in operating lease assets. The increase in depreciation was also attributable to lower estimated residual values due to declines in used vehicle prices. Depreciation on operating lease for the Canada segment totaled $15 million during the quarter.

Operating lease revenue, net of depreciation, declined by $20 million, or 8%, in the United States segment during the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013, due to the lower interest rate environment which results in lower rent charges on more recently acquired operating leases and the increase in depreciation due to lower estimated residual values. Operating lease revenue, net of depreciation, in the Canada segment totaled $4 million.

Interest expense

Interest expense declined by $30 million, or 19%, in the United States segment and $11 million, or 31%, in the Canada segment during the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The decline in interest expense was primarily due to lower interest rates, which was partially offset by an increase in outstanding debt. The decline in interest rates was due to a combination of lower interest rates on variable rate debt, a change in the mix of funding sources, and the maturity of debt with higher interest rates. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

The gain on disposition of lease vehicles declined by $3 million, or 25%, in the United States segment and $3 million, or 50%, in the Canada segment during the third quarter of fiscal year 2014 as compared to the same period in fiscal year 2013. The decline in the United States segment was primarily due to a decline in used vehicle prices. The decline in the Canada segment was primarily due to a lower volume of returned lease vehicles.

Provision for credit losses

In the United States segment, the provision for credit losses increased by $9 million, or 38%, during the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The increase in the provision was the result of an increase in charge-offs and a smaller reduction to the allowance for credit losses during the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013. In the Canada segment, the provision for credit losses for the third quarter of fiscal year 2014 was consistent with the same period in fiscal year 2013. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment declined by $1 million, or 6%, during the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The decline was due to a smaller increase in our estimate of incurred losses during the third quarter of fiscal year 2014 as compared to the same period in fiscal year 2013.

Loss on lease residual values

Losses on lease residual values in the Canada segment declined by $1 million during the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013.

Gain/loss on derivative instruments

In the United States segment, losses on derivative instruments declined by $10 million, or 37%, during the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013. The loss in fiscal year 2014 of $17 million was attributable to losses on interest rate swaps of $27 million which was partially offset by gains on cross currency swaps of $10 million. Losses on interest rate swaps were attributable to a general rise in long term interest rates and a decline in short term interest rates during the period. The gain on cross currency swaps was primarily attributable to the U.S. dollar weakening against the Euro during the period. In the Canada segment, losses on derivative instruments declined by $6 million, or 55%, during the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $13 million during the third quarter of fiscal year 2014 compared to a gain of $30 million during the same period in fiscal year 2013. The loss during the third quarter of fiscal year 2014 was primarily attributable to losses on Euro denominated debt as the U.S. dollar weakened against the Euro. In the Canada segment, there was no gain or loss on the revaluation of foreign currency denominated debt during the third quarter of fiscal year 2014 compared to a gain of $11 million the same period in fiscal year 2013. The Canada segment did not have any foreign currency denominated debt outstanding during the third quarter of fiscal year 2014.

Income tax expense

Our consolidated effective tax rate was 36.9% for the third quarter of fiscal year 2014 and 36.4% for the same period in fiscal year 2013. Our consolidated provision for income taxes for the third quarter of fiscal year 2014 was $130 million compared to $145 million for the same period in fiscal year 2013. The decrease in the provision is primarily due to the decrease in our income before tax for the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013.

Segment Results—Comparison of the Nine Months Ended December 31, 2013 and 2012

Results of operations for the United States segment and the Canada segment for the fiscal periods indicated are summarized below:

	United States Segment		Canada Segment		Consolidated
	Nine months ended December 31,		Nine months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012	2013	2012
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$148	$167	$148	$167
Retail loans	900	958	135	137	1,035	1,095
Dealer loans	76	68	11	12	87	80
Operating leases	3,175	2,979	26	—	3,201	2,979

Total revenues	4,151	4,005	320	316	4,471	4,321
Depreciation on operating leases	2,498	2,252	21	—	2,519	2,252
Interest expense	402	511	84	109	486	620

Net revenues	1,251	1,242	215	207	1,466	1,449
Gain/(Loss) on disposition of lease vehicles	9	34	9	11	18	45
Other income	85	75	2	1	87	76

Total net revenues	1,345	1,351	226	219	1,571	1,570

Expenses:
General and administrative expenses	247	220	41	44	288	264
Provision for credit losses	91	19	8	8	99	27
Early termination loss on operating leases	28	44	—	—	28	44
Loss on lease residual values	—	—	3	6	3	6
(Gain)/Loss on derivative instruments	12	(6)	7	20	19	14
(Gain)/Loss on foreign currency revaluation of debt	97	(73)	3	(3)	100	(76)

Income before income taxes	$870	$1,147	$164	$144	$1,034	$1,291

Revenues

Revenue from retail loans declined by $58 million, or 6%, in the United States segment and $2 million, or 1%, in the Canada segment during the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013. These declines were attributable to the declining yields on our portfolio of retail loans. In recent years, higher yielding retail loans acquired in prior years have matured and have been replaced by lower yielding retail loans as a result of a lower interest rate environment and increased competition.

Direct financing lease revenue, which is generated only in Canada, declined by $19 million, or 11%, during the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013. The decline in revenue was attributable to lower yields and a decline in the outstanding direct financing lease asset balance. The decline in outstanding direct finance lease assets was the result of the Canada segment accounting for a portion of newly acquired consumer lease contracts as operating leases beginning in the second quarter of fiscal year 2014. Prior to that time, all leases acquired in the Canada segment were classified as direct financing leases.

Operating lease revenue in the United States segment increased by $196 million, or 7%, during the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013. The increase in operating lease revenue during the first nine months of fiscal year 2014 was due to higher outstanding operating lease asset balances during the current period compared to the same period in fiscal year 2013, which was more than offset by an increase in depreciation as discussed below under “—Depreciation on operating leases”. Operating lease revenue in the Canada segment totaled $26 million during the first nine months of fiscal year 2014.

Revenue from dealer loans increased by $8 million, or 12%, in the United States segment and declined by $1 million, or 8%, in the Canada segment during the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013. The increase in revenue in the United States segment was due to higher volumes of wholesale flooring loans outstanding during the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013.

Subsidy income from AHM and HCI sponsored incentive programs increased by $27 million, or 4%, to $773 million during the first nine months of fiscal year 2014 compared to $746 million during the same period in fiscal year 2013. This increase was attributable to the cumulatively higher volume of incentive financing programs in recent fiscal years.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $246 million, or 11%, during the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013, primarily due to an increase in operating lease assets. The increase in depreciation was also attributable to lower estimated residual values due to declines in used vehicle prices. Depreciation on operating lease for the Canada segment totaled $21 million during the first nine months of fiscal year 2014.

Operating lease revenue, net of depreciation, declined by $50 million, or 7%, in the United States segment during the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013, due to the lower interest rate environment which results in lower rent charges on more recently acquired operating leases and the increase in depreciation due to lower estimated residual values. Operating lease revenue, net of depreciation, in the Canada segment totaled $5 million.

Interest expense

Interest expense declined by $109 million, or 21%, in the United States segment and $25 million, or 23%, in the Canada segment during the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013. The decline in interest expense was primarily due to lower interest rates, which was partially offset by an increase in outstanding debt. The decline in interest rates was due to a combination of lower interest rates on variable rate debt, a change in the mix of funding sources, and the maturity of debt with higher interest rates. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

The gain on disposition of lease vehicles declined by $25 million, or 74%, in the United States segment and $2 million, or 18%, in the Canada segment during the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013. The decline in the United States segment was primarily due to a decline in used vehicle prices. The decline in the Canada segment was primarily due to lower volumes of returned lease vehicles.

Provision for credit losses

In the United States segment, the provision for credit losses increased by $71 million, or 374%, during the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013. During fiscal year 2014, the provision for credit losses that we recognized reflects a relatively stable allowance balance and charge-offs that remain near historically low rates. The provision was lower during fiscal year 2013 primarily as a result of reducing the allowance for credit losses to reflect our reduced estimate of incurred credit losses. In the Canada segment, the provision for credit losses for the first nine months of fiscal year 2014 was consistent with the same period in fiscal year 2013. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment declined by $16 million, or 36%, during the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013. Early termination losses that we recognized during fiscal year 2014 reflect a relatively stable estimate of incurred losses during fiscal year 2014. Early termination losses that we recognized during fiscal year 2013 were higher as a result of increasing our estimate of incurred losses during the period.

Loss on lease residual values

Losses on lease residual values in the Canada segment declined by $3 million, or 50%, during the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013 due to an improvement in used vehicle prices in the Canadian market.

Gain/loss on derivative instruments

In the United States segment, we recognized a loss on derivative instruments of $12 million during the first nine months of fiscal year 2014 compared to a gain of $6 million during the same period in fiscal year 2013. The loss in fiscal year 2014 was attributable to losses on interest rate swaps of $110 million which was partially offset by gains on cross currency swaps of $98 million. Losses on interest rate swaps were attributable to a general rise in long term interest rates and a decline in short term interest rates during the period. The gain on cross currency swaps was primarily attributable to the U.S. dollar weakening against the Euro during the period. In the Canada segment, losses on derivative instruments declined by $13 million, or 65%, during the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $97 million during the first nine months of fiscal year 2014 compared to a gain of $73 million during the same period in fiscal year 2013. The loss during the first nine months of fiscal year 2014 was attributable to losses on Euro denominated debt in the United States segment as the U.S. dollar weakened against the Euro. The gains during the same period in fiscal year 2013 were primarily attributable to gains on Euro denominated debt as the U.S. dollar strengthened against the Euro during the period. In the Canada segment, we recognized a loss on the revaluation of foreign currency denominated debt of $3 million during the first nine months of fiscal year 2014 compared to a gain of $3 million during the same period in fiscal year 2013. The loss during fiscal year 2014 was attributable to a loss on U.S. dollar denominated debt which matured during the second quarter. The loss was the result of the Canadian dollar weakening against the U.S. dollar from the start of the fiscal year to the date of maturity.

Income tax expense

Our consolidated effective tax rate was 37.8% for the first nine months of fiscal year 2014 and 38.6% for the same period in fiscal year 2013. Our consolidated provision for income taxes for the first nine months of fiscal year 2014 was $391 million compared to $498 million for the same period in fiscal year 2013. The decrease in the provision is primarily due to the decrease in our income before tax in the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013.

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired during the fiscal periods indicated and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended December 31,				Nine months ended December 31,
	2013		2012		2013		2012
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	140	100	117	73	531	398	399	285
Used auto	19	—	17	—	52	—	60	—
Motorcycle	17	5	18	6	57	11	58	20
Power equipment and marine engines	—	—	—	—	1	—	1	—

Total retail loans	176	105	152	79	641	409	518	305
Leases (3)	88	78	78	56	307	257	286	232

Canada Segment
Retail loans:
New auto	14	11	12	10	48	40	40	34
Used auto	4	2	7	4	15	8	20	12
Motorcycle	—	—	—	—	3	—	3	—
Power equipment and marine engines	1	—	—	—	1	—	—	—

Total retail loans	19	13	19	14	67	48	63	46
Leases (3)	15	14	12	12	46	44	39	39

Consolidated
Retail loans:
New auto	154	111	129	83	579	438	439	319
Used auto	23	2	24	4	67	8	80	12
Motorcycle	17	5	18	6	60	11	61	20
Power equipment and marine engines	1	—	—	—	2	—	1	—

Total retail loans	195	118	171	93	708	457	581	351
Leases (3)	103	92	90	69	353	301	325	271

(1)	A unit represents one retail loan or lease, as noted, that was originated in the United States and acquired by AHFC or its subsidiaries, or that was originated in Canada and acquired by HCFI, in each case during the period shown.
(2)	Represents the number of retail loans and leases acquired through incentive financing programs sponsored by AHM and/or HCI and only those contracts with subsidy payments. Excludes contracts where contractual rates met or exceeded our yield requirements and subsidy payments were not required.
(3)	Includes operating leases for both segments and direct financing leases for the Canada segment.

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired for the fiscal periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
United States Segment
New auto	62%	55%	71%	62%
Motorcycle	41%	42%	42%	46%

Canada Segment
New auto	66%	63%	69%	68%
Motorcycle	20%	20%	19%	21%

Consolidated
New auto	63%	55%	70%	63%
Motorcycle	40%	40%	39%	43%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units as of the periods indicated:

	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$26,944	$24,011	1,775	1,650
Used auto	3,318	3,618	271	298
Motorcycle	916	907	193	202
Power equipment and marine engines	67	72	6	6

Total retail loans	$31,245	$28,608	2,245	2,156

Securitized retail loans (2)	$7,784	$7,218	689	658
Investment in operating leases	$20,358	$19,348	965	922

Canada Segment
Retail loans:
New auto	$2,823	$2,501	182	169
Used auto	699	762	68	70
Motorcycle	63	64	12	12
Power equipment and marine engines	3	3	1	1

Total retail loans	$3,588	$3,330	263	252

Securitized retail loans (2)	$221	$364	25	30
Direct financing leases	$2,999	$3,358	150	161
Investment in operating leases	$523	$—	18	—

Consolidated
Retail loans:
New auto	$29,767	$26,512	1,957	1,819
Used auto	4,017	4,380	339	368
Motorcycle	979	971	205	214
Power equipment and marine engines	70	75	7	7

Total retail loans	$34,833	$31,938	2,508	2,408

Securitized retail loans (2)	$8,005	$7,582	714	688
Direct financing leases	$2,999	$3,358	150	161
Investment in operating leases	$20,881	$19,348	983	922

(1)	A unit represents one retail loan or lease, as noted, that was outstanding as of the date shown.
(2)	Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

Retail loan acquisition volumes in the United States segment increased during the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013. The increase in retail loan acquisition volumes was primarily attributable to the increase in new automobile retail loans in the United States segment as a result of increased sales of new automobiles by AHM and an increase in incentive financing volume on retail loans. Operating lease acquisitions in the United States segment also increased during the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013 due to the increase in incentive financing. The increase in incentive financing volume contributed to an increase in our consumer financing penetration rates on new automobiles and an increase in the total outstanding consumer financing asset balances during the first nine months of fiscal year 2014.

Total retail loan and lease acquisitions also increased in the Canada segment during the first nine months of fiscal year 2014 compared to the same period in fiscal year 2013. The outstanding direct financing lease asset balance declined during the first nine months of fiscal year as the result of the Canada segment accounting for a portion of newly acquired consumer lease contracts as operating leases.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total authorized Honda and Acura dealerships in the United States and/or Canada, as applicable, as of the periods indicated:

	December 31, 2013	March 31, 2013
United States Segment
Automobile	29%	27%
Motorcycle	96%	96%
Power equipment and marine engines	24%	25%

Canada Segment
Automobile	33%	33%
Motorcycle	98%	99%
Power equipment and marine engines	94%	99%

Consolidated
Automobile	30%	28%
Motorcycle	97%	96%
Power equipment and marine engines	27%	28%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM product sales in the United States and/or HCI product sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships during the fiscal periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
United States Segment
Automobile	30%	30%	30%	29%
Motorcycle	96%	96%	96%	96%
Power equipment and marine engines	9%	16%	8%	12%

Canada Segment
Automobile	29%	28%	32%	30%
Motorcycle	95%	95%	96%	96%
Power equipment and marine engines	96%	95%	96%	96%

Consolidated
Automobile	30%	30%	30%	29%
Motorcycle	96%	96%	96%	96%
Power equipment and marine engines	12%	18%	11%	14%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units as of the periods indicated:

	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,593	$2,431	105	92
Motorcycle	543	641	85	98
Power equipment and marine engines	57	71	47	70

Total wholesale flooring loans	$3,193	$3,143	237	260

Commercial loans	$552	$431

Canada Segment
Wholesale flooring loans:
Automobile	$319	$505	11	17
Motorcycle	62	85	8	11
Power equipment and marine engines	26	39	16	29

Total wholesale flooring loans	$407	$629	35	57

Commercial loans	$24	$5

Consolidated
Wholesale flooring loans:
Automobile	$2,912	$2,936	116	109
Motorcycle	605	726	93	109
Power equipment and marine engines	83	110	63	99

Total wholesale flooring loans	$3,600	$3,772	272	317

Commercial loans	$576	$436

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

The average outstanding balance of wholesale flooring loans was higher during the first nine months of fiscal year 2014 as compared to the same period in fiscal year 2013. This increase was attributable to higher new automobile sales by AHM and HCI and a slight increase in the percentage of these sales that were financed through wholesale flooring loans. The percentage of automobile dealerships with wholesale flooring financing agreements increased by 2% during the first nine months of fiscal year 2014 which contributed to the increase in new automobile wholesale flooring loans during the period. The outstanding consolidated wholesale flooring loan balance declined from $3.8 billion as of March 31, 2013 to $3.6 billion as of December 31, 2013 due to a decline in the Canada segment which is common for their historical seasonality.

Credit Risk

Credit losses are an expected cost of extending credit. The majority of our credit risk is in consumer financing and to a lesser extent in dealer financing. Credit risk on our portfolio of consumer finance receivables can be affected by general economic conditions. Adverse changes such as a rise in unemployment rates can increase the likelihood of defaults. Declines in used vehicle prices can reduce the amount of recoveries on repossessed collateral. We manage our exposure to credit risk in retail loans and direct financing leases by monitoring and adjusting our underwriting standards, which affect the level of credit risk that we assume, pricing contracts for expected losses, and focusing collection efforts to minimize losses.

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

Credit risk on dealer loans is affected primarily by the financial strength of the dealers within the portfolio, the value of collateral securing the financings, and economic factors that could affect the creditworthiness of dealers. We manage our exposure to credit risk in dealer financing by performing comprehensive reviews of dealers prior to establishing financing arrangements and continuously monitoring the payment performance and creditworthiness of dealers with existing financing arrangements. In the event of default by a dealer, we seek all available legal remedies pursuant to the related dealer agreements and guarantees. Additionally, we have entered into agreements with AHM and HCI that provide for the repurchase of any new, unused, undamaged and unregistered vehicle or equipment repossessed by us from a dealer in the United States and Canada, respectively, who defaulted under the terms of its wholesale flooring agreement with us at the net cost of the financing that we provided.

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

The following table provides information with respect to our allowance for credit losses and credit loss experience on our finance receivables and losses related to lessee defaults on our operating leases as of or for the fiscal periods indicated:

	As of or for the three months ended December 31,		As of or for the nine months ended December 31,
	2013	2012	2013	2012
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$86	$92	$80	$146
Provision for credit losses	28	20	78	8
Charge-offs, net of recoveries	(32)	(31)	(76)	(73)

Allowance for credit losses at end of period	$82	$81	$82	$81

Allowance as percentage of ending receivable balance (1)			0.23%	0.25%
Charge-offs as percentage of average receivable balance (1), (4)	0.37%	0.37%	0.30%	0.30%
Delinquencies (60 or more days past due)
Delinquent amount (2)			$71	$72
As a percentage of ending receivable balance (1), (2)			0.20%	0.22%
Operating leases:
Early termination loss on operating leases	$15	$16	$28	$44
Provision for past due operating lease rental payments (3)	5	4	13	11

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$14	$17	$13	$16
Provision for credit losses	1	1	8	8
Charge-offs, net of recoveries	(3)	(3)	(9)	(9)
Effect of translation adjustment	—	—	—	—

Allowance for credit losses at end of period	$12	$15	$12	$15

Allowance as percentage of ending receivable balance (1)			0.17%	0.20%
Charge-offs as percentage of average receivable balance (1), (4)	0.14%	0.18%	0.16%	0.17%
Delinquencies (60 or more days past due)
Delinquent amount (2)			$7	$7
As a percentage of ending receivable balance (1), (2)			0.10%	0.09%
Operating leases:
Early termination loss on operating leases	$—	$—	$—	$—
Provision for past due operating lease rental payments (3)	—	—	—	—

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$100	$109	$93	$162
Provision for credit losses	29	21	86	16
Charge-offs, net of recoveries	(35)	(34)	(85)	(82)
Effect of translation adjustments	—	—	—	—

Allowance for credit losses at end of period	$94	$96	$94	$96

Allowance as percentage of ending receivable balance (1)			0.22%	0.24%
Charge-offs as percentage of average receivable balance (1), (4)	0.33%	0.33%	0.27%	0.28%
Delinquencies (60 or more days past due)
Delinquent amount (2)			$78	$79
As a percentage of ending receivable balance (1), (2)			0.18%	0.20%
Operating leases:
Early termination loss on operating leases	$15	$6	$28	$44
Provision for past due operating lease rental payments (3)	5	4	13	11

(1)	Ending and average receivable balances exclude the allowance for credit losses, write-down of lease residual values, unearned subvention income related to our incentive financing programs and deferred origination costs. Average receivable balances are calculated based on the average of each month’s ending receivables balance for that fiscal period.
(2)	For the purposes of determining whether a contract is delinquent, payment is generally considered to have been made, in the case of (i) dealer finance receivables, upon receipt of 100% of the payment when due and (ii) consumer finance receivables, upon receipt of 90% of the sum of the current monthly payment plus any overdue monthly payments. Delinquent amounts presented are the aggregated principal balances of delinquent finance receivables.
(3)	Provisions for past due operating lease rental payments are also included in total provision for credit losses in our consolidated statements of income.
(4)	Percentages for the three and nine months ended December 31, 2013 and 2012 have been annualized.

In the United States segment, we recognized a provision for credit losses of $32 million and $90 million for the third quarter and first nine months of fiscal year 2014, respectively, compared to $24 million and $19 million for the same periods in fiscal year 2013. During fiscal year 2014, the provision for credit losses that we recognized reflects a relatively stable allowance for credit losses and charge-offs that remain near historically low rates. The provision was lower in fiscal year 2013 primarily as a result of reducing the allowance for credit losses to reflect our reduced estimate of incurred credit losses during the period. Delinquencies as of December 31, 2013 increased compared to March 31 and September 30, 2013 which is typical of our historical seasonality. Early termination losses on operating lease assets declined by $1 million and $16 million for the third quarter and first nine months of fiscal year 2014 compared to the same periods in fiscal year 2013. The relatively higher losses we recognized in fiscal year 2013 were attributable to an increase in our estimate of losses incurred during fiscal year 2013 which was due in part to a decline in used vehicle prices. In the Canada segment, the provision for credit losses increased by $1 million for both the third quarter and first nine months of fiscal year 2014 compared to the same periods in fiscal year 2013.

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

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. There were no events or circumstances that indicated that the carrying values of our operating leases would not be recoverable during the first nine months of fiscal year 2014 and 2013.

The following table summarizes our number of lease terminations and the method of disposition during the fiscal periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
	(Units (1) in thousands)
United States Segment
Termination units:
Purchases at outstanding contractual balance (2)	44	38	158	144
Sales through auctions and dealer direct programs (3)	32	18	98	63

Total termination units	76	56	256	207

Canada Segment
Termination units:
Purchases at outstanding contractual balance (2)	9	11	32	33
Sales through auctions and dealer direct programs (3)	2	4	6	13

Total termination units	11	15	38	46

Consolidated
Termination units:
Purchases at outstanding contractual balance (2)	53	49	190	177
Sales through auctions and dealer direct programs (3)	34	22	104	76

Total termination units	87	71	294	253

(1)	A unit represents one lease that was terminated during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)	Includes vehicles sold through online auctions, physical auctions, and market based pricing programs direct to dealers.

Liquidity and Capital Resources

Our liquidity strategy is to fund current and future obligations through our cash flows from operations and our diversified funding programs in a cost effective manner. Our cash flows are generally impacted by cash requirements related to the volume of finance receivable and operating lease acquisitions and various operating and funding costs incurred, which are largely funded through payments received on our assets and our funding strategies outlined below. As noted, the levels of incentive financing sponsored by AHM and HCI can impact our financial results and liquidity from period to period. Increases or decreases in incentive financing programs typically increase or decrease our financing penetration rates, respectively, which result in increased or decreased acquisition volumes and increased or decreased liquidity needs, respectively. At acquisition, we receive the subsidy payments, which reduce the cost of consumer loan and lease contracts acquired, and we recognize such payments as revenue over the term of the loan or lease.

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

Summary of Outstanding Debt

The table below shows a summary of our outstanding debt by various funding sources as of the periods indicated:

	December 31, 2013		March 31, 2013
	(U.S. dollars in millions)	(Weighted average contractual interest rates) (1)	(U.S. dollars in millions)	(Weighted average contractual interest rates) (1)
United States Segment

Commercial Paper	$3,434	0.16%	$3,805	0.20%
Related Party Debt	3,147	0.12%	3,246	0.17%
Bank Loans	5,389	0.72%	5,389	1.07%
Private U.S. MTN	12,899	1.85%	13,433	2.36%
Public U.S. MTN	3,735	1.08%	—	—
Euro MTN	3,775	2.53%	3,440	3.53%

Total Unsecured Debt	32,379		29,313

Secured Debt	7,811	0.67%	7,281	0.74%

Total Debt	$40,190		$36,594

Canada Segment
Commercial Paper	$1,173	1.16%	$899	1.17%
Related Party Debt	1,600	1.28%	1,474	1.29%
Bank Loans	1,195	1.81%	1,253	2.38%
Other Debt	1,550	2.13%	1,571	4.03%

Total Unsecured Debt	5,518		5,197

Secured Debt	211	1.52%	358	1.52%

Total Debt	$5,729		$5,555

Consolidated

Commercial Paper	$4,607	0.41%	$4,704	0.39%
Related Party Debt	4,747	0.51%	4,720	0.52%
Bank Loans	6,584	0.92%	6,642	1.32%
Private U.S. MTN	12,899	1.85%	13,433	2.36%
Public U.S. MTN	3,735	1.08%	—	—
Euro MTN	3,775	2.52%	3,440	3.53%
Other Debt	1,550	2.13%	1,571	4.03%

Total Unsecured Debt	37,897		34,510

Secured Debt	8,022	0.69%	7,639	0.78%

Total Debt	$45,919		$42,149

(1)	Based on principal balance outstanding and applicable interest rates as of each date indicated.

Commercial Paper

As of December 31, 2013, we had commercial paper programs in the United States of $6.0 billion and in Canada of C$1.625 billion ($1.5 billion). The commercial paper programs are supported by credit agreements of $6.0 billion and C$1.3 billion ($1.2 billion), respectively. See “—Credit Agreements” below. Under our commercial paper programs in the United States and in Canada we may borrow a minimum of $100,000 for periods from one day to 270 days and C$100,000 ($94,135) for periods from one day to one year, respectively. Interest rates on the commercial paper are fixed at the time of issuance. During the nine months ended December 31, 2013, consolidated commercial paper month-end outstanding principal balances ranged from approximately $2.9 billion to $6.1 billion and averaged $4.7 billion.

Related Party Debt

AHFC routinely issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. HCFI routinely issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days. During the nine months ended December 31, 2013, the consolidated related party debt month-end principal balances ranged from approximately $4.7 billion to $5.1 billion and averaged $4.9 billion.

Bank Loans

During the nine months ended December 31, 2013, AHFC and HCFI entered into variable interest rate term loan agreements for $800 and C$250 million ($235 million), respectively. As of December 31, 2013, we had bank loans denominated in U.S. dollars and Canadian dollars with variable interest rates, in principal amounts ranging from approximately $47 million to $600 million. As of December 31, 2013, the remaining maturities of all bank loans outstanding ranged from 325 days to approximately 6.1 years. The weighted average remaining maturities on all bank loans was 2.9 years as of December 31, 2013.

Our bank loans contain customary restrictive covenants, including limitations on liens, limitations on mergers and consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of December 31, 2013, AHFC and HCFI were in compliance with all covenants contained in our bank loans.

U.S. Medium Term Note Programs

Private U.S. Medium Term Note Program

During the nine months ended December 31, 2013, AHFC issued approximately $3.0 billion aggregate principal amount of notes under the Rule 144A Private U.S. MTN Program, or Private U.S. MTNs, with original maturities from approximately one year to three years. As of December 31, 2013, the remaining maturities of all Private U.S. MTNs outstanding ranged from 98 days to approximately 7.7 years. The weighted average remaining maturities of all Private U.S. MTNs was 2.2 years as of December 31, 2013. Interest rates on the Private U.S. MTNs are fixed or variable. Private U.S. MTNs are issued pursuant to the terms of an issuing and paying agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of December 31, 2013, AHFC was in compliance with all covenants contained in the Private U.S. MTNs. AHFC no longer intends to issue U.S. medium term notes under the Private U.S. MTN Program. Future U.S. medium term notes are expected to be issued under the Public U.S. Medium Term Note Program described below.

Public U.S. Medium Term Note Program

On August 27, 2013, AHFC became a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act of 1934, as amended. On September 25, 2013, AHFC established a public U.S. medium term note program that registered the offer and sale of up to $5 billion in an aggregate principal amount of Medium Term Notes, Series A, or Public U.S. MTNs, with the SEC. The Public U.S. MTNs may have original maturities of nine months or more from the date of issue, may be interest bearing with either fixed or variable interest rates, or may be discounted notes. The aggregate principal amount of Public U.S. MTNs offered under this program may be increased from time to time. During the third quarter of fiscal year 2014, AHFC issued $3.75 billion aggregate principal amount of Public U.S. MTNs, with original maturities from approximately one to five years. As of December 31, 2013, the remaining maturities of all Public U.S. MTNs outstanding ranged from 339 days to approximately 4.8 years. The weighted average remaining maturities of all Public U.S. MTNs was 2.8 years as of December 31, 2013.

The Public U.S. MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of December 31, 2013, AHFC was in compliance with all covenants under the indenture.

Soon after the filing of this Quarterly Report on Form 10-Q, we expect to register the offer and sale of up to an additional $11 billion of Public U.S. MTNs, which would increase the amount of Public U.S. MTNs that may be offered under this program to an aggregate principal amount of $16 billion.

Euro Medium Term Note Programme

The $11.0 billion Euro Medium Term Note Programme, or Euro MTN, is listed on the Luxembourg Stock Exchange. Since August 8, 2013, AHFC has been the sole issuer under this program. During the nine months ended December 31, 2013, AHFC issued $1.2 billion principal amount of Euro MTN with original maturities from approximately five to six years. As of December 31, 2013, the remaining maturities of all Euro MTNs outstanding ranged from 168 days to approximately 9.1 years. The weighted average remaining maturities of all Euro MTNs was 2.6 years as of December 31, 2013.

Interest rates on the Euro MTNs are fixed or variable. Euro MTNs are issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2013, AHFC was in compliance with all covenants contained in the Euro MTNs.

Details of our outstanding Euro MTNs by currency is as follows:

	December 31, 2013		March 31, 2013
	(U.S. dollars in millions)
U.S. dollar (1)	$943	25%	$814	24%
Japanese yen (1)	365	10%	515	15%
Euro (1)	2,474	65%	2,115	61%

	$3,782	100%	$3,444	100%

(1)	Excludes unamortized discount and fees of $7 million and $4 million at December 31, 2013 and March 31, 2013, respectively.

Other Debt

HCFI issues privately placed Canadian dollar denominated notes. During the nine months ended December 31, 2013, HCFI issued C$950 million ($894 million) of these notes with an original maturity of 2.2 years to 5.3 years. As of December 31, 2013, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 1.1 years to approximately 4.9 years. The weighted average remaining maturities of these notes was 3.3 years as of December 31, 2013.

Secured Debt

Asset-Backed Securities

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

During the nine months ended December 31, 2013, we issued notes through asset-backed securitizations totaling $4.3 billion, which were secured by consumer finance receivables with an initial principal balance of $4.4 billion.

Asset-Backed Conduits

In September 2010, we entered into a receivables loan agreement with a bank-sponsored asset-backed commercial paper conduit to allow us access to additional secured funding. Under this agreement, we would transfer finance receivables to funding agents as collateral for debt issued by the funding agents who are contractually committed, at our option, to make advances to us of up to $500 million. This agreement was amended in September 2013 and terminates in September 2014. As of December 31, 2013, we had no amounts outstanding under this agreement. Our ability to obtain funding under this agreement is subject to us having a sufficient amount of assets eligible and any unused portion of this commitment may be terminated if the performance of the underlying assets deteriorates beyond specified levels.

Credit Agreements

We have two credit agreements that we maintain as back-up facilities for our commercial paper program. In March 2011, AHFC entered into a $6.0 billion credit agreement denominated in U.S. dollars pursuant to a credit agreement expiring on March 18, 2014. Outstanding borrowings under the AHFC credit facility bear interest, at AHFC’s option, based on the base rate for base rate loans or the specified LIBOR rate for Eurodollar loans plus the applicable margin. The base rate under the AHFC credit agreement is the higher of (i) the federal funds rate plus 0.50%, (ii) the prime rate determined by the administrative agent, or (iii) the one month LIBOR rate plus 1.00%. At December 31, 2013, no amounts were outstanding under the AHFC credit agreement. AHFC intends to renew its facility prior to its current expiration.

In March 2013, HCFI entered into a C$1.3 billion ($1.2 billion) credit agreement denominated in Canadian dollars pursuant to a credit agreement expiring on March 24, 2014. Borrowings under the HCFI credit agreement are based on a prime rate plus an applicable margin, which is determined based on HCFI’s debt ratings. The prime rate under the HCFI credit agreement is the higher of (i) the prime rate determined by the administrative agent or (ii) the sum of (a) the average rate per annum on the Reuters Screen CDOR Page and (b) 1.00%. At December 31, 2013, no amounts were outstanding under the HCFI credit agreement. HCFI intends to renew its facility prior to its current expiration.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers and consolidations and asset sales. The credit agreements also require us to maintain a positive consolidated tangible net worth. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of December 31, 2013, AHFC and HCFI were in compliance with all covenants contained in the credit agreements.

Keep Well Agreements

HMC has entered into separate keep well agreements with AHFC and HCFI. Pursuant to the Keep Well Agreements, HMC has agreed to, among other things:

•	own and hold, at all times, directly or indirectly, at least 80% of each of AHFC’s and HCFI’s issued and outstanding shares of voting stock and not pledge, directly or indirectly, encumber, or otherwise dispose of any such shares or permit any of HMC’s subsidiaries to do so, except to HMC or wholly owned subsidiaries of HMC;

•	cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•	ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective keep well agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of December 31, 2013 under AHFC’s and HCFI’s bank loan agreements.

Indebtedness of Consolidated Subsidiaries

As of December 31, 2013, AHFC and its consolidated subsidiaries had approximately $54.3 billion of outstanding indebtedness and other liabilities, including current liabilities, of which approximately $14.4 billion consisted of indebtedness and liabilities of our consolidated subsidiaries, and none of AHFC’s consolidated subsidiaries had outstanding any preferred equity.

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

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated.

	Payments due for the twelve month periods ending December 31,
	Total	2014	2015	2016	2017	2018	Thereafter
	(U.S. dollars in millions)
Debt obligations (1)	$45,996	$20,541	$8,181	$7,932	$3,225	$3,822	$2,295
Interest payments on debt (2)	1,582	500	360	264	189	146	123
Operating lease obligations	32	9	4	3	3	2	11

Total	$47,610	$21,050	$8,545	$8,199	$3,417	$3,970	$2,429

(1)	Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of December 31, 2013.
(2)	Interest payments on variable rate and foreign currency denominated debt based on the applicable variable rates and/or exchange rates as of December 31, 2013.

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

Critical Accounting Policies

Critical accounting policies are those accounting policies that require the application of our most difficult, subjective, or complex judgments, often requiring us to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods, or for which the use of different estimates that could have reasonably been used in the current period would have had a material impact on the presentation of our financial condition, cash flows, and results of operations. The impact and any associated risks related to these estimates on our financial condition, cash flows, and results of operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operation” where such estimates affect reported and expected financial results. Different assumptions or changes in economic circumstances could result in additional changes to the determination of the allowance for credit losses and the determination of residual values.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve month period ended December 31, 2013, our provision for credit losses would have increased by approximately $21 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve month period ended December 31, 2013, we would have recognized an additional $9 million in early termination losses in our consolidated statement of income during the period.

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

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of December 31, 2013 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $48 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $7 million in depreciation expense, which would be recognized over the remaining lease terms. Similarly, if the future estimated auction values were to decrease by $100 per unit and future return rates were to increase by one percentage point from our current estimates for all direct financing leases as of December 31, 2013, we would have recognized an increase of approximately $2 million and $1 million in losses on lease residual values, respectively. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of December 31, 2013. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are involved, in the ordinary course of our business, in various legal proceedings, including claims of individual customers and purported class action lawsuits. Certain of these actions are similar to suits filed against other financial institutions and captive finance companies. Most of these proceedings concern customer allegations of wrongful repossession or defamation of credit. We are also subject to governmental reviews from time to time. We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability. Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established. Based on available information and established accruals, we do not believe it is reasonably possible that the results of these proceedings, in the aggregate, will have a material adverse effect on us.

As we have previously disclosed, the Consumer Financial Protection Bureau, or the CFPB, together with the U.S. Department of Justice, have contacted us, and we believe other auto finance providers, to request information about whether discretionary pricing practices of dealers originating retail installment sale contracts raise fair lending issues for banks and finance companies that purchase the contracts from dealers. In addition, we have also received a subpoena from a state agency requesting information relating to their fair lending laws. We are cooperating with these requests for information. Although none of the CFPB, the U.S. Department of Justice or state agency has alleged any wrongdoing on our part, we cannot predict the outcome of these inquiries.

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

Dated: February 12, 2014

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)

AMERICAN HONDA FINANCE CORPORATION

Exhibit Index

Exhibit Number	Description

3.1 (1)	Articles of Incorporation of American Honda Finance Corporation, dated February 6, 1980, and Certificates of Amendment to the Articles of Incorporation, dated March 29, 1984, November 13, 1988, December 4, 1989, July 2, 1991, April 3, 1997, November 30, 1999, and December 17, 2003.

3.2 (1)	Amended and Restated Bylaws of American Honda Finance Corporation, dated April 27, 2010.

4.1 (1)	Form of Specimen Common Stock of American Honda Finance Corporation.

4.2	American Honda Finance Corporation agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of American Honda Finance Corporation and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the American Honda Finance Corporation and its subsidiaries.

4.3 (2)	Amended and Restated Issuing and Paying Agency Agreement between American Honda Finance Corporation and The Bank of New York Mellon, dated as of August 27, 2012.

4.4 (3)	Amended and Restated Agency Agreement between American Honda Finance Corporation, The Bank of New York Mellon, and The Bank of New York Mellon (Luxembourg) S.A., dated as of August 8, 2013.

4.5	Trust Indenture between Honda Canada Finance Inc., as issuer, and BNY Trust Company of Canada (as successor to CIBC Mellon Trust Company), as trustee, dated as of September 26, 2005 (2), as supplemented by the First Supplemental Indenture to the Trust Indenture, dated as of August 25, 2006 (2), as supplemented by the Second Supplemental Indenture to the Trust Indenture, dated as of December 14, 2006 (2), as supplemented by the Third Supplemental Indenture to the Trust Indenture, dated as of May 25, 2007 (2), as supplemented by the Fourth Supplemental Indenture to the Trust Indenture, dated as of September 26, 2007 (2), as supplemented by the Fifth Supplemental Indenture to the Trust Indenture, dated as of November 30, 2007 (2), as supplemented by the Sixth Supplemental Indenture to the Trust Indenture, dated as of May 9, 2008 (2), as supplemented by the Seventh Supplemental Indenture to the Trust Indenture, dated as of September 12, 2008 (2), as supplemented by the Eighth Supplemental Indenture to the Trust Indenture, dated as of February 21, 2012 (2), as supplemented by the Ninth Supplemental Indenture to the Trust Indenture, dated as of December 11, 2012 (2), as supplemented by the Tenth Supplemental Indenture to the Trust Indenture, dated as of June 4, 2013 (4), and as supplemented by the Eleventh Supplemental Indenture to the Trust Indenture, dated as of September 3, 2013 (4).

4.6 (5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.

4.7 (6)	Form of Fixed Rate Medium-Term Note, Series A and Form of Floating Rate Medium-Term Note, Series A.

12.1 (7)	Statement regarding computation of ratio of earnings to fixed charges

31.1 (7)	Certification of Principal Executive Officer

31.2 (7)	Certification of Principal Financial Officer

32.1 (8)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2 (8)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS (9)	XBRL Instance Document

101.SCH (9)	XBRL Taxonomy Extension Schema Document

101.CAL (9)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (9)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (9)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF (9)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(3)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 2, dated August 19, 2013.
(4)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated November 12, 2013.
(5)	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
(6)	Incorporated herein by reference to Exhibit numbers 4.1 and 4.2 filed with our current report on Form 8-K, dated September 25, 2013.
(7)	Filed herewith.
(8)	Furnished herewith.
(9)	Exhibit 101 interactive data files are submitted electronically with this report in accordance with the provisions of Regulation S-T and shall be deemed “furnished” and not “filed”. The financial information contained in the XBRL related documents is unreviewed, and the purpose of submitting such documents is to test the related format and technology and, as a result, investors should not rely on the XBRL related documents in making investment decisions.