Form 10-K
period 2014-03-31
AMERICAN HONDA FINANCE CORP
filed 2014-06-20
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-36111

AMERICAN HONDA FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
20800 Madrona Avenue, Torrance, California	90503
(Address of principal executive offices)	(Zip Code)

(310) 972-2555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
2.125% Medium-Term Notes, Series A Due October 10, 2018	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 31, 2014, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

Documents incorporated by reference: None

REDUCED DISCLOSURE FORMAT

American Honda Finance Corporation, a wholly owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended March 31, 2014

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “scheduled,” or “anticipates” or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. In addition, all information included herein with respect to projected or future results of operations, cash flows, financial condition, financial performance, or other financial or statistical matters constitute forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and that may be incapable of being realized. The following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements:

—	declines in the financial condition or performance of Honda Motor Co., Ltd. or the sales of Honda or Acura products;
—	changes in general business and economic conditions;
—	fluctuations in interest rates and currency exchange rates;
—	the failure of our customers, dealers or counterparties in the financial industry to meet the terms of any contracts with us, or otherwise fail to perform as agreed;
—	our inability to recover the estimated residual value of vehicles we lease at the end of their lease terms;
—	changes or disruption in our funding sources or access to the capital markets;
—	changes in our, or Honda Motor Co., Ltd.’s, credit ratings;
—	increases in competition from other financial institutions seeking to increase their share of financing of Honda and Acura products;
—	changes in laws and regulations, including as a result of recent financial services legislation, and related costs;
—	changes in accounting standards;
—	a failure or interruption in our operations; and
—	the other risks and uncertainties set forth in “Part I, Item 1A. Risk Factors”.

We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I

Item 1. Business

Overview

American Honda Finance Corporation (AHFC) is a California corporation that was incorporated on February 6, 1980. Unless otherwise indicated by the context, all references to the “Company”, “we”, “us”, and “our” in this report include AHFC and our consolidated subsidiaries, and references to “AHFC” refer solely to American Honda Finance Corporation (excluding our subsidiaries). AHFC is a wholly owned subsidiary of American Honda Motor Co., Inc. (AHM). Honda Canada Finance Inc. (HCFI) is a majority-owned subsidiary of AHFC. Noncontrolling interest in HCFI is held by Honda Canada Inc. (HCI), an affiliate. AHM is a wholly owned subsidiary and HCI is an indirect wholly owned subsidiary of Honda Motor Co., Ltd. (HMC). AHM and HCI are the sole authorized distributors of Honda and Acura products, including motor vehicles, parts, and accessories in the United States and Canada. AHFC’s principal executive offices are located at 20800 Madrona Avenue, Torrance, California 90503.

We provide various forms of financing in the United States and Canada to purchasers and lessees of Honda and Acura products and authorized independent dealers of Honda and Acura products. Our primary focus, in collaboration with AHM and HCI, is to provide support for the sale of Honda and Acura products in the United States and Canada and maintain customer and dealer satisfaction and loyalty. Our business is substantially dependent upon the sale of those Honda and Acura products in the United States and Canada and the percentage of those sales financed by us.

We acquire retail loans, primarily installment sale contracts, and leases made to retail customers of Honda and Acura products and we offer wholesale flooring and commercial loans to authorized dealers of Honda and Acura products. A small portion of our business also consists of acquiring financings of non-Honda and non-Acura used automobiles and providing wholesale loans to non-Honda and non-Acura dealerships.

AHM and HCI sponsor incentive financing programs in the United States and Canada, respectively, to purchasers and lessees of Honda and Acura products and authorized dealers of Honda and Acura products. Pursuant to these programs, AHM or HCI, as applicable, pays us a subsidy that enables us to realize a market yield on any financing contract we indirectly or directly finance under the programs.

We acquire and offer, as applicable, substantially similar products and services throughout many different regions, provinces, and territories, subject to local legal restrictions and market conditions. We divide our business segments between our business in the United States and our business in Canada. For additional financial information regarding our operations by business segments, see Note 15—Segment Information of Notes to Consolidated Financial Statements and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.” In the United States and Canada, we provide our financing products under the brand names Honda Financial Services and Acura Financial Services.

References to “C$” are to the Canadian dollar. This report contains translations of certain Canadian dollar amounts into U.S. dollars at the rate specified below solely for your convenience. These translations should not be construed as representations that the Canadian dollar amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rate indicated. U.S. dollar equivalents for “C$” amounts are calculated based on an exchange rate of 1.1050 per U.S. dollar as of March 31, 2014.

Public Filings

Our filings with the Securities and Exchange Commission (SEC) may be found by accessing the SEC website at www.sec.gov under “Company Filings”. The SEC website contains reports, registration statements, and other information regarding issuers that file electronically with the SEC. The public may obtain additional information by calling the “SEC Toll-Free Investor Information Service” line at 1-800-SEC-0330 (1-800-732-0330). A direct link to the SEC website and certain of our filings is contained on our website located at: www.hondafinancialservices.com under “Investor Relations, SEC Filings”. Additionally, we have made available on our website, without charge, electronic copies of our periodic and current reports that have been filed with the SEC.

Investors and others should note that we announce material financial information using the investor relations section of our corporate website (http://www.hondafinancialservices.com). We use our website and press releases to communicate with our investors, customers and the general public about our company, our services and other matters. While not all of the information that we post on our website is of a material nature, some information could be material. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the investor relations section of our website. Currently, we do not use any social media channels for purposes of communicating with the public. Any changes to our communication channels will be posted on the investor relations website. We are not incorporating any of the information set forth on our website into this filing on Form 10-K.

Consumer Financing

Retail Loans

We provide indirect financing to retail customers of Honda and Acura products by acquiring retail loans originated by authorized Honda and Acura dealers. Retail loans are acquired in accordance with our underwriting standards. See “—Underwriting and Pricing of Consumer Financing” below for a description of our underwriting process. The products that we finance consist primarily of new and used Honda and Acura automobiles and Honda motorcycles, power equipment, and marine engines. On a limited basis, we also finance customer purchases of non-Honda and non-Acura used automobiles. Retail loans may also include the financing of insurance products or Vehicle Service Contracts. See “—Other Consumer Products” below for more information. The terms of retail loans originated in the United States generally range from 24 to 72 months while the terms of retail loans originated in Canada generally range from 24 to 84 months.

We service all of the retail loans we acquire. We generally hold a security interest in the products purchased through our retail loans. As a result, if our collection efforts fail to bring a delinquent customer’s payments current, we generally can repossess the customer’s vehicle, after satisfying local legal requirements, and sell it at auction. We may waive late payment fees and other fees assessed in the ordinary course of servicing the retail loans and allow payment deferrals by extending the loan’s term. See “—Servicing of Consumer Financing” below for more information.

We require customers that purchase Honda and Acura products through retail loans acquired by us to obtain adequate physical damage, comprehensive and collision insurance.

Retail Leases

We acquire closed-end vehicle lease contracts between authorized Honda and Acura dealers and their customers primarily for leases of new Honda and Acura automobiles. On a limited basis, we also acquire lease contracts for leases of used Honda and Acura automobiles and Honda motorcycles. In the case of leases originating in the United States, upon our acquisition of such leases, the dealer assigns all of its rights, title, and interest in the lease and the automobile to either our wholly owned subsidiary, Honda Lease Trust (HLT) or its trustee, HVT, Inc. (HVT), depending on the applicable state. HLT is a trust established to take assignments of and serve as holder of legal title to leased automobiles. In the case of leases originating in Canada, upon our acquisition of such leases, the dealer assigns all of its rights, title, and interest in the lease and the vehicle to our majority owned subsidiary HCFI.

Leases are acquired in accordance with our underwriting standards. See “—Underwriting and Pricing of Consumer Financing” below for a description of our underwriting process. Terms of the leases generally range from 24 to 60 months. We service the leases we acquire. We may waive late payment fees and other fees assessed in the ordinary course of servicing the leases, extend the lease term, or offer end-of-lease incentives. See “—Servicing of Consumer Financing” below for more information.

At the end of the lease term, customers of leased vehicles have an option to return the vehicle or to purchase the vehicle for the contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance). We estimate the contractual residual values of the leased vehicle at inception of the lease based on a number of factors including external industry data and our own historical experience, which factors include, without limitation, expected economic conditions, historical trends and market information on new and used vehicles. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. See “—Servicing of Consumer Financing—Remarketing Center” below.

We require the lessee to obtain insurance with adequate public liability and physical damage coverage for the entire lease term.

Underwriting and Pricing of Consumer Financing

Dealers submit customer credit applications electronically through our online system. In addition, customers are able to submit their own credit applications for pre-approval directly through our website. If our requirements are met, an application received from a dealer is approved automatically without manual intervention. Our system is programmed to review application information for purchase policy and legal compliance. Applications that are not automatically approved are routed to credit buyers located in our regional offices who evaluate and make purchase decisions within the framework of our purchase policy and legal requirements. We utilize different scorecards depending on the type of product we finance and we regularly review and analyze our consumer financing portfolio to evaluate the effectiveness of our underwriting guidelines, purchasing criteria and scorecard predictability of our customers. Beginning in January 2014, AHFC launched a new web-based application that dealers use to submit credit applications.

The expected benefit of this application includes improved efficiencies through reduced duplicate data entry and improved service levels to dealers.

In the United States, AHFC utilizes a tiered pricing program. AHFC’s pricing program selects loan or lease interest rates within the appropriate tier based on customer credit grades. In Canada, HCFI has a single tiered pricing program which is based on customer credit grades for all approved loans and leases. A customer’s credit grade is a measure of his or her risk profile and is developed by our proprietary credit scoring system. Factors used by our credit scoring system to develop a customer’s credit grade include the term of the contract, the loan or lease-to-value ratio, the customer’s debt ratios, and credit bureau attributes, including FICO credit scores, number of trade lines, utilization ratio, and number of credit inquiries. A customer’s credit grade is determined only at the time of origination and is not reassessed during the life of the contract.

Servicing of Consumer Financing

We have eight regional offices in the United States that are responsible for the acquisition, servicing, collection, and customer service activities related to our automobile retail loans and leases. These offices are located in California, Texas, Massachusetts, Illinois, North Carolina, Delaware, and Georgia. We also have one office in Georgia that is responsible for the underwriting of motorcycle, power equipment, and marine engine loans, customer service related to those contracts and collection efforts for past due accounts on a national basis.

In addition to our servicing regions, we have centralized certain operational functions in the United States relating to our automobile retail loans and leases at the National Service Center located in Texas, which contains our National Processing Center, Lease Maturity Center, Remarketing Center, National Recovery Center, and National Bankruptcy Center which are described below:

—

National Processing Center. The National Processing Center is responsible for processing customer payments that cannot be processed through our automated servicing system, providing service to our Regional Offices and other services.

—

Lease Maturity Center. Lease accounts are transferred from our regional offices to the Lease Maturity Center six months prior to the end of the lease term. The Lease Maturity Center assumes responsibility for servicing the lease from this time, including providing the leaseholder with end-of-term options, responding to customer service issues and coordinating end of term lease inspections. Once a vehicle is returned to us, the Lease Maturity Center transfers the account to the Remarketing Center to arrange for the disposition of the vehicle.

—

Remarketing Center. The Remarketing Center oversees the disposition of vehicles returned at the end of leases and after repossession. In order to minimize losses at lease maturity, we have developed remarketing strategies to maximize proceeds and minimize disposition costs on vehicles sold at lease termination. We use various channels to sell vehicles returned at lease end, including a dealer direct program referred to as the Vehicle Inter-Dealer Purchase System (VIPS) and physical auctions. The goal of our VIPS program is to increase vehicle dealer purchases of off-lease vehicles thereby reducing our disposition costs of such vehicles. Through VIPS, the dealer accepting return of the leased vehicle (also referred to as the grounding dealer) has the option to purchase the vehicle at the contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance), purchase the vehicle at market value, or return the vehicle to us. If the grounding dealer does not purchase the vehicle, it then becomes available to Honda and Acura vehicle dealers through the VIPS online auction. If the vehicle is not sold to a Honda or Acura dealer, the auction is opened to any dealer. Off-lease vehicles that are not purchased through a VIPS online auction and all repossessed vehicles are sold at physical auction sites throughout the United States. When deemed necessary, we recondition used vehicles prior to sale in order to enhance the vehicle values at auction. Additionally, vehicles to be sold at public auctions are redistributed in accordance with our goal to minimize oversupply at any given location.

—

National Recovery Center. The National Recovery Center is responsible for collecting the deficiency balances of charged-off accounts through the use of outside collection agencies, locating and securing the collateral of charged-off accounts, and collecting lease end of term fees. Consumer financing contracts are transferred from our regional offices to the National Recovery Center after charge-off which occurs when they become 120 days contractually past due, payments due are no longer expected to be received, or the underlying product is sold or has been held in unsold repossessed inventory for 90 days, whichever occurs first.

—

National Bankruptcy Center. Accounts subject to bankruptcy proceedings are assigned to the National Bankruptcy Center for tracking and monitoring through the life of the loan or until the related customer is discharged from bankruptcy. If the customer is discharged or dismissed from bankruptcy, the account will return to the original regional office for servicing.

In Canada, we have two regional offices that are responsible for acquisition, servicing, collection, and customer service activities related to our retail loans and leases. These offices are located in Quebec and Ontario. Similar to our United States operations, in addition to our servicing regions, we have centralized certain operational functions for our Canadian automobile retail loans and leases. These centralized functions are located in Ontario and include our Lease Maturity Centre, Recovery Centre, Collections Centre, Customer Service Centre, and Auctions/Remarketing Centre. The services provided by these centralized functions are comparable to the services provided by our National Service Center in the United States.

Recovery Policies and Procedures

We use a servicing system and an automated dialer system that prioritize collection efforts, generate past due notices, and signal our collections personnel to make telephone contact with delinquent customers. For the purposes of determining whether a retail loan or lease is delinquent, payment is generally considered to have been made upon receipt of 90% of the sum of the current monthly payment due plus any overdue monthly payments.

If necessary, repossession action is taken through the use of bonded and licensed repossession agencies. Subject to recording, filing, and notice requirements of state, or other laws, we are generally permitted by applicable state law to repossess automobiles or motorcycles upon default by the related customer. We typically decide whether or not to repossess a vehicle when the account is 45 to 60 or more days past due, subject to the laws and regulations governing repossession in the state where the automobile or motorcycle is located.

Incentive Financing Programs for Retail Loans and Leases

AHM and HCI sponsor incentive financing programs in the United States and Canada, respectively, to purchasers and lessees of Honda and Acura products. Pursuant to these programs, AHM or HCI, as applicable, pays us a subsidy that enables us to realize a market yield on any financing contract we indirectly finance under the programs. Market yield is based on, among other things, the credit quality of the customer and the length of the contract. Subsidy payments received on retail loans and leases are deferred and recognized as revenue over the term of the related contracts. The volume of incentive financing programs sponsored by AHM and HCI and the allocation of those programs between retail loans and leases may vary from fiscal period to fiscal period depending upon the respective marketing strategies of AHM and HCI. AHM and HCI’s marketing strategies are based in part on their business planning, in which we do not participate. Therefore we cannot predict the level of incentive financing programs AHM and HCI may sponsor in the future. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Other Consumer Products

Vehicle Service Contracts

AHFC administers vehicle service contracts issued by AHM and American Honda Protections Products Corporation (AHPPC), a wholly owned subsidiary of AHM. HCFI performs marketing services for vehicle service contracts issued by HCI.

A vehicle service contract is a contractual agreement between the dealer, manufacturer or an independent third party, and the dealer’s customer. The contract provides for certain repairs, mechanical breakdown coverage, roadside assistance, and/or oil changes for the customer’s new or used automobile. A vehicle service contract can be obtained on both Honda and Acura automobiles.

As the administrator, we approve claims and provide customer service to purchasers of vehicle service contracts. We receive fees to perform administrative and marketing services for AHM, AHPPC, or HCI, as applicable. We do not provide the maintenance or roadside assistance provided by the vehicle service contracts.

Dealer Financing

Wholesale Flooring Loans

We provide wholesale flooring loans to dealers of Honda and Acura automobiles and Honda motorcycles, power equipment, and marine engines through our Dealer Financial Services (DFS) business unit. Wholesale flooring loans are also provided on a limited basis to non-Honda and non-Acura automobile dealerships whose ownership is directly affiliated with a Honda and/or Acura dealership or to multi-brand dealer organizations.

Wholesale flooring financing is available primarily through revolving lines of credit and may only be used by dealers to finance the purchase of inventory. AHFC will finance new automobiles up to 100% of the dealer invoice price and used automobiles up to 80% of the applicable market value determined in accordance with industry pricing guides in the United States. HCFI will finance new automobiles up to 100% of the dealer invoice price and used automobiles up to the current market value determined in accordance with industry pricing guides in Canada. Dealers pay a variable interest rate on wholesale flooring loans. Wholesale flooring loans must be prepaid at specified intervals and increments and generally must be paid in full upon the sale of the product, although a grace period of three to seven days for payment may be provided to dealers. AHM and HCI sponsor incentive financing programs in the United States and Canada, respectively, to Honda and Acura authorized dealers approved for wholesale flooring loans.

In establishing a wholesale flooring loan, we conduct a comprehensive review of the dealership, including a review of its business operations and management, any credit reports, financial statements, tax returns, bank references, or other available historical credit information and a review of the personal financial statements of the dealership’s individual owner(s). This data is organized into an electronic scorecard which supports our determination of whether we will provide a wholesale flooring loan and, if so, the amount of the loan and the interest rate. Once a wholesale flooring loan has been approved, we maintain an ongoing review process of the dealerships we finance, which we believe is consistent with industry practice. Dealers of Honda and Acura automobiles are required to submit financial statements on a monthly basis and dealers of Honda motorcycles, power equipment, and marine engines are required to submit financial statements annually. We typically use a third party to perform random periodic on-site physical inspections of financed dealership inventory at a frequency determined by the dealership’s scorecard, which is updated through the term of the loan, and financial performance. Monitoring activities are performed more frequently for dealerships with weaker risk ratings.

We seek to retain a purchase money security interest in all products that are financed pursuant to wholesale flooring loan agreements we enter into with dealers. In addition, we generally secure wholesale flooring loans with liens on the dealership’s other assets and obtain a personal guarantee from dealership owners, as well as corporate guarantees from, or on behalf of,  dealership owner(s)’ other dealerships. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements. We require dealerships to maintain insurance on all inventory, including peril coverage for flood, hail, wind, false pretense, liability, earthquake, vandalism, and other risks.

In the event of a default on a wholesale flooring loan, we may repossess the financed product and sell the repossessed assets and seek other available legal remedies pursuant to the related wholesale flooring loan agreement and related guarantees consistent with commercially accepted practices and applicable laws. We have no right, however, to recover a Honda or Acura product sold by a dealer to a buyer in the ordinary course of business and are limited after sales to the remedies under our wholesale flooring loan agreement with the dealer. Additionally, we have entered into agreements with AHM and HCI that provide for the repurchase of any new, unused, undamaged, and unregistered vehicle or equipment repossessed by us from a dealer in the United States and Canada, respectively, who defaulted under the terms of its wholesale flooring agreement with us at the net cost of the financing we provided.

A wholesale flooring loan is considered delinquent when any payment is contractually past due. Depending on a dealer’s level of credit risk, a dealer may be given a grace period of three to seven days to make payments. We file replevin actions, send past due notices, enter into forbearance agreements, and renegotiate contracts with delinquent dealers. If we determine a dealer cannot meet the obligations under its wholesale flooring loan agreement, legal action may commence. Collection efforts are initiated through the use of our staff. Subject to recording, filing and notice requirements of state, provincial or other laws, we are generally permitted by applicable state or provincial law to repossess automobiles or motorcycles upon default by the related dealer that have not been sold to a buyer in the ordinary course of business.

DFS utilizes an internal system, DFNET, to administer its portfolio of loans to Honda and Acura dealers. Dealers access DFNET to check inventory that is being floored, pay off units and administer any applicable curtailments. We conduct an internal compliance check bi-annually to ensure consistency in our credit approval processes and account management. We also have an independent third party firm verify our internal audit process on an annual basis.

In the United States, wholesale flooring loans are approved through our headquarters in Torrance, California, and serviced through our regional offices in California, Texas, Massachusetts, Illinois, North Carolina, Delaware, and Georgia. Wholesale flooring loans for Honda and Acura dealerships in Canada are approved at HCFI’s headquarters in Ontario and serviced through our regional offices in Ontario and Quebec.

Commercial Loans

We provide commercial loans to Honda and Acura automobile dealers through our DFS business unit. This commercial financing is available primarily through term loans and are used primarily for financing dealership property, equipment, construction, facility improvements, and working capital. Dealers generally pay a variable interest rate on commercial loans in the United States. In Canada, dealers pay both fixed rates and variable rates on commercial loans.

In establishing a commercial loan, we conduct a comprehensive review of the dealership, including a review of its business operations and management, appraisals of dealership property, credit reports, financial statements, tax returns, bank references, or other available historical credit information and a review of the personal financial statements of the dealership’s individual owner(s). Once the loan has been approved, we maintain an ongoing review process of the dealership we finance, which we believe is consistent with industry practices.

Commercial loans are generally secured by the associated properties, inventory, and other dealership assets. In addition, we generally obtain a personal guarantee from dealership owners, as well as corporate guarantees from, or on behalf of, dealership individual owner(s)’ other dealerships. Although our commercial loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure. Commercial loans are considered delinquent when any payment is contractually past due.

In the United States, DFS also utilizes DFNET to administer its portfolio of commercial loans. Commercial loans are originated through our headquarters in California and serviced through our regional offices in California, Texas, Massachusetts, Illinois, North Carolina, Delaware, and Georgia. In Canada, commercial loans are originated and administered at HCFI’s headquarters in Ontario and serviced through a proprietary standalone system.

Competition

The automobile financing industry in the United States and Canada is very competitive. Providers of vehicle and similar product financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered, the quality of service provided to dealers and customers, and the strength of dealer relationships.

National and regional commercial banks, credit unions, savings and loan associations, finance companies, and other captive finance companies provide consumer financing for new and used Honda and Acura automobiles and parts and accessories and Honda motorcycles, power equipment, and marine engines. Commercial banks, finance companies, and captive finance companies of other manufacturers also provide wholesale flooring financing for Honda and Acura dealers. Our primary competition in the wholesale motorcycle, power equipment, and marine engine financing business tends to be local banks and specialty finance firms that are familiar with the particular characteristics of these businesses.

The automobile finance industry in Canada is becoming increasingly more competitive. In particular, Canadian commercial banks have become stronger competitors in the automobile consumer financing business.

Relationships with HMC and Other Affiliates

The following is a description of certain relationships with HMC and other affiliates.

HMC and AHFC Keep Well Agreement

HMC and AHFC are parties to a keep well agreement (the HMC-AHFC Keep Well Agreement), which became effective on September 9, 2005.

Under the terms of the HMC-AHFC Keep Well Agreement, HMC has agreed to:

—

own and hold, at all times, directly or indirectly, at least 80% of AHFC’s issued and outstanding shares of voting stock and not pledge, directly or indirectly, encumber, or otherwise dispose of any such shares or permit any of HMC’s subsidiaries to do so, except to HMC or wholly owned subsidiaries of HMC;

—

cause AHFC to, on the last day of each of AHFC’s fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” for purposes of this discussion of the HMC-AHFC Keep Well Agreement understood to mean (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with U.S. generally accepted accounting principles (GAAP)); and

—

ensure that, at all times, AHFC has sufficient liquidity and funds to meet its payment obligations under any Debt (with “Debt” for purposes of this discussion of the HMC-AHFC Keep Well Agreement defined as AHFC’s debt for borrowed money that HMC has confirmed in writing is covered by the HMC-AHFC Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC, or HMC will procure for AHFC, sufficient funds to enable AHFC to pay its Debt in accordance with its terms.

The HMC-AHFC Keep Well Agreement is not a guarantee by HMC of any Debt or other obligation, indebtedness, or liability of any kind of AHFC.

The HMC-AHFC Keep Well Agreement includes AHFC’s agreement that it will use any funds made available to it by HMC thereunder solely for fulfilling AHFC’s payment obligations in respect of Debt. Any claims of HMC arising from any provisions of funds to AHFC by HMC shall be subordinated to the claims of all holders of Debt with respect to such Debt, whether or not such claims exist at the time such funds are made available to AHFC, and HMC will not demand payment of such claims from AHFC unless and until all outstanding Debt has been paid in full.

HMC or AHFC may each terminate the HMC-AHFC Keep Well Agreement upon giving to the other party 30 days’ prior written notice and the HMC-AHFC Keep Well Agreement may be modified or amended only by the written agreement of HMC and AHFC and upon 30 days’ prior written notice to each rating agency rating any covered Debt. However, such termination, modification, or amendment will not be effective with respect to any Debt outstanding at the time of such termination, modification, or amendment unless: (i) such termination, modification, or amendment is permitted under the documentation governing such Debt, (ii) all affected holders of such Debt (or, in the case of Debt incurred pursuant to documentation that permits the HMC-AHFC Keep Well Agreement to be terminated, modified, or amended with the consent of less than all of the holders of such Debt, the requisite holders of such Debt) otherwise consent in writing, or (iii) with respect to Debt that is rated by one or more rating agencies at the request of HMC or AHFC, each such rating agency confirms in writing that the rating assigned to such Debt will not be withdrawn or reduced because of the proposed action.

An amendment, modification, or termination of the HMC-AHFC Keep Well Agreement (except as permitted by its terms) would constitute an event of default under certain of AHFC’s Debt and failure by HMC to meet its obligations under the HMC-AHFC Keep Well Agreement would constitute an event of default under such Debt if the failure continued for 30 days and was continuing at the time the default was declared.

Under the terms of the HMC-AHFC Keep Well Agreement, the HMC-AHFC Keep Well Agreement is not enforceable against HMC by anyone other than: (i) AHFC or (ii) if any case is commenced under the United States Bankruptcy Code (11 USC §§101 et seq.), or any successor statutory provisions, or the Bankruptcy Code, in respect of AHFC, the debtor in possession or trustee appointed by the court having jurisdiction over such proceeding. In the event of (1) a breach by HMC in performing a provision of the HMC-AHFC Keep Well Agreement and (2) the commencement of such a case under the Bankruptcy Code in respect of AHFC while any Debt is outstanding, the remedies of a holder of Debt shall include the right, if no proceeding in respect of AHFC has already been commenced in such case, to file a petition in respect of AHFC thereunder with a view to the debtor in possession, or the trustee appointed by the court having jurisdiction over such proceeding, pursuing AHFC’s rights under the HMC-AHFC Keep Well Agreement against HMC. However, all holders of outstanding Debt may (i) demand in writing that AHFC enforce its rights under the HMC-AHFC Keep Well Agreement and (ii) proceed directly against HMC to enforce compliance by HMC with its obligations under the HMC-AHFC Keep Well Agreement if AHFC fails or refuses to take action to enforce its rights under that agreement within 30 days following AHFC’s receipt of demand for such enforcement by such holder.

The HMC-AHFC Keep Well Agreement is governed by and construed in accordance with the laws of the State of New York.

HMC and HCFI Keep Well Agreement

HMC and HCFI are parties to a keep well agreement (the HMC-HCFI Keep Well Agreement), which became effective on September 26, 2005.

Under the terms of the HMC-HCFI Keep Well Agreement, HMC has agreed to:

—

own and hold, at all times, directly or indirectly, at least 80% of HCFI’s issued and outstanding shares of voting stock and not pledge, directly or indirectly, encumber, or otherwise dispose of any such shares or permit any of HMC’s subsidiaries to do so, except to HMC or wholly owned subsidiaries of HMC;

—

cause HCFI to, on the last day of each of HCFI’s fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” for purposes of this discussion of the HMC-HCFI Keep Well Agreement understood to mean (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with generally accepted accounting principles in Canada); and

—

ensure that, at all times, HCFI has sufficient liquidity and funds to meet its payment obligations under any Debt (with “Debt” for purposes of this discussion of the HMC-HCFI Keep Well Agreement defined as HCFI’s debt for borrowed money that HMC has confirmed in writing is covered by the HMC-HCFI Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to HCFI, or HMC will procure for HCFI, sufficient funds to enable HCFI to pay its Debt in accordance with its terms.

The HMC-HCFI Keep Well Agreement is not a guarantee by HMC of any Debt or other obligation, indebtedness, or liability of any kind of HCFI.

The HMC-HCFI Keep Well Agreement includes HCFI’s agreement that it will use any funds made available to it by HMC thereunder solely for the purposes of fulfilling HCFI’s payment obligations in respect of Debt. Any claims of HMC arising from any provisions of funds to HCFI by HMC shall be subordinated to the claims of all holders of Debt with respect to such Debt, whether or not such claims exist at the time such funds are made available to HCFI, and HMC will not demand payment of such claims from HCFI unless and until all outstanding Debt has been paid in full.

HMC or HCFI may each terminate the HMC-HCFI Keep Well Agreement upon giving to the other party 30 days’ prior written notice and the HMC-HCFI Keep Well Agreement may be modified or amended only by the written agreement of HMC and HCFI and upon 30 days’ prior written notice to each rating agency rating any covered Debt. However, such termination, modification, or amendment will not be effective with respect to any Debt outstanding at the time of such termination, modification, or amendment unless: (i) such termination, modification, or amendment is permitted under the documentation governing such Debt, (ii) all affected holders of such Debt (or, in the case of Debt incurred pursuant to documentation that permits the HMC-HCFI Keep Well Agreement to be terminated, modified, or amended with the consent of less than all of the holders of such Debt, the requisite holders of such Debt) otherwise consent in writing, or (iii) with respect to Debt that is rated by one or more rating agencies at the request of HMC or HCFI, each such rating agency confirms in writing that the rating assigned to such Debt will not be withdrawn or reduced because of the proposed action.

An amendment, modification, or termination of the HMC-HCFI Keep Well Agreement (except as permitted by its terms) would constitute an event of default under certain of HCFI’s Debt and failure by HMC to meet its obligations under the HMC-HCFI Keep Well Agreement would constitute an event of default under such Debt if the failure continued for 30 days and was continuing at the time the default was declared.

Under the terms of the HMC-HCFI Keep Well Agreement, the HMC-HCFI Keep Well Agreement is not enforceable against HMC by anyone other than: (i) HCFI or (ii) if any case is commenced under the Canadian Bankruptcy and Insolvency Act, the Canadian Companies’ Creditors Arrangement Act, or the Canadian Winding Up and Restructuring Act by or against HCFI, the debtor in possession or trustee or receiver appointed by the court having jurisdiction over such proceeding. In the event of (1) a breach by HMC in performing a provision of the HMC-HCFI Keep Well Agreement and (2) the insolvency of HCFI while any Debt is outstanding, the remedies of a holder of Debt shall include the right, if no proceeding in respect of HCFI has already been commenced in such proceeding, to file an application in respect of HCFI for the appointment of a trustee or receiver by the court having jurisdiction over such proceeding in order to pursue HFCI’s rights under the HMC-HCFI Keep Well Agreement against HMC. However, all holders of outstanding Debt may (i) demand in writing that HCFI enforce its rights under the HMC-HCFI Keep Well Agreement and (ii) proceed directly against HMC to enforce compliance by HMC with its obligations under the HMC-HCFI Keep Well Agreement if HCFI fails or refuses to take action to enforce its rights under that agreement within 30 days following HCFI’s receipt of demand for such enforcement by such holder.

The HMC-HCFI Keep Well Agreement is governed by and construed in accordance with the laws of the State of New York.

Incentive Financing Programs

AHM and HCI sponsor incentive financing programs in the United States and Canada, as applicable, to purchasers and lessees of Honda and Acura products and authorized dealers of Honda and Acura products. Pursuant to these programs, AHM or HCI, as applicable, pays us a subsidy that enables us to realize a market yield on any financing contract we indirectly or directly finance under the programs. These subsidy payments supplement the revenues on our financing products offered under our incentive financing programs. See “—Consumer Financing—Incentive Financing Programs for Retail Loans and Leases” above for more information.

Related Party Debt

AHFC routinely issues fixed rate short-term notes to AHM to fund AHFC’s general corporate operations. HCFI routinely issues fixed rate short-term notes to HCI to fund HCFI’s general corporate operations. See Note 4—Debt of Notes to Consolidated Financial Statements for further information regarding our related party debt.

Vehicle Service Contract Administration

We receive fees to perform administrative and marketing services for vehicle service contracts issued by AHM, AHPPC, and HCI. See “—Consumer Financing—Other Consumer Products—Vehicle Service Contracts” above for more information.

Shared Services

Honda North America, Inc. (HNA), a wholly owned subsidiary of HMC, provides services to Honda’s North American operations. HNA provides us with legal, internal auditing, information technology, and other services pursuant to a shared services agreement. In particular, HNA schedules and conducts the audits of our departments, divisions, and offices. HNA is paid a compensation fee for these services.

We also share certain common expenditures with HCI, including data processing services, insurance policies, software development and facilities.

Benefit Plans

Our employees participate in various employee benefit plans that are sponsored by AHM and HCI. Refer to Note 8—Benefit Plans of Notes to Consolidated Financial Statements for additional information about employee benefit plans.

Income taxes

AHFC and its United States subsidiaries are included in the consolidated United States federal income tax returns of AHM and many consolidated or combined state and local income tax returns of AHM. In some cases AHFC and its United States subsidiaries file tax returns separately as required by certain state and local jurisdictions. AHFC and its United States subsidiaries provide their share of the consolidated or combined income tax on a modified separate return basis pursuant to an intercompany tax allocation agreement with AHM. AHFC and its applicable United States subsidiaries file a separate California return based on California’s worldwide income and apportionment rules. To the extent AHFC and its United States subsidiaries have taxable losses in AHM’s consolidated federal and consolidated or combined state and local tax returns, AHM reimburses AHFC and its United States subsidiaries, as applicable, to the extent the losses are utilized by AHM or another member of the consolidated or combined group under the terms of the intercompany tax allocation agreement. All but an insignificant amount of the federal and state taxes payable or receivable shown on the consolidated balance sheets are due to or from the Parent, pursuant to the intercompany tax allocation agreement.

The Company’s Canadian subsidiary, HCFI, files Canadian federal and provincial income tax returns based on the separate legal entity financial statements. HCFI does not file federal, state or local income tax returns in the United States. Consequently, HCFI does not participate in the intercompany tax allocation agreement that AHFC and its United States subsidiaries have with AHM.

Repurchase Agreements

We have entered into agreements with AHM and HCI that provide for the repurchase of any new, unused, undamaged, and unregistered vehicles or equipment repossessed by us from a dealer in the United States and Canada, respectively, who defaulted under the terms of its wholesale flooring agreement with us at the net cost of the financing we provided.

Geographic Concentration

As of March 31, 2014, approximately 15% of the outstanding retail loans and leases we acquired in the United States were from customers residing in California. Any material adverse changes to the economies or applicable laws in these states could have a material adverse effect on our financial condition and results of operations.

Seasonality

We are subject to seasonal variations in credit losses, which are historically higher in the first and fourth quarters of the calendar year. This seasonality does not have a significant impact on our results of operations.

Employee Relations

At March 31, 2014, we had 1,377 employees. We consider our employee relations to be satisfactory. We are not subject to any collective bargaining agreements with our employees.

Governmental Regulations

Our consumer financing and dealer financing operations are subject to regulation, supervision, and licensing under various United States, Canadian, state, provincial, and local statutes, ordinances and regulations. In recent years, regulators have increased their focus on the regulation of the financial services industry and consumer financing in particular. As a result, there have been and may continue to be proposals for laws and regulations that could increase the scope and nature of laws and regulations that are currently applicable to us. We actively monitor proposed changes to relevant legal and regulatory requirements in order to maintain our compliance. The cost of our ongoing compliance efforts in our consumer financing and dealer financing operations has not had a material adverse effect on our results of operations, cash flows, or financial condition to date, although future compliance efforts may have such an effect.

United States

Our consumer financing operations in the United States are regulated under both federal and state laws, including consumer protection statutes and related regulations.

Federal Regulation

We are subject to extensive federal regulation, including the regulations discussed below. These laws require us to provide certain disclosures to prospective purchasers and lessees in consumer retail and lease financing transactions and prohibit discriminatory credit practices.

—

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law in July 2010. The scope of the Dodd-Frank Act has broad implications for the financial services industries, including automotive financing, securitizations and derivatives, and requires the development, adoption, and implementation of many regulations which will impact the offering, marketing, and regulation of consumer financial products and services offered by financial institutions. Agencies have issued rules establishing a comprehensive framework for the regulation of derivatives, providing for the regulation of non-bank financial institutions that pose systemic risk, and requiring sponsors of asset-backed securities to retain an ownership stake in securitization transactions. Although we have analyzed these and other rulemakings, the absence of final rules in some cases and the complexity of some of the proposed rules make it difficult for us to estimate the financial, compliance and operational impacts.

—	The Truth in Lending Act and the Consumer Leasing Act place disclosure and substantive transaction restrictions on consumer credit and leasing transactions.
—

The Equal Credit Opportunity Act is designed to prevent credit discrimination on the basis of certain protected classes, requires the distribution of specified credit decision notices and limits the information that may be requested and considered in a credit transaction.

—

The Fair Credit Reporting Act imposes restrictions and requirements regarding our use and sharing of credit reports, the reporting of data to credit reporting agencies, credit decision notices, the accuracy and integrity of information reported to the credit reporting agencies, and identity theft prevention requirements.

—

The Gramm-Leach-Bliley Act requires certain communications periodically with consumers on privacy matters, restricts the disclosure of nonpublic personal information about consumers by financial institutions and prohibits the sharing of account number information for certain marketing purposes

—

The Servicemembers Civil Relief Act is federal legislation that provides special protection to customers in military service and is designed to protect military personnel from personal hardship or loss resulting from financial obligations while in service.

—	The Right to Financial Privacy Act restricts the disclosure of customers’ financial records to federal government agencies.

The Dodd-Frank Act created the Consumer Financial Protection Bureau (CFPB), which has broad rule-making, examination and enforcement authority with respect to the laws and regulations that apply to consumer financial products and services, including those listed above. CFPB action with respect to regulation, examination and enforcement, if any, may increase our compliance costs, require changes in our business practices, affect our competitiveness, impair our profitability, harm our reputation, or otherwise adversely affect our business. See “Item IA. Risk Factors—New or revised financial or consumer regulations may adversely impact our business, results of operations, cash flows and financial condition” below for more information.

State Regulation

We are also subject to laws and regulations that vary among the states. A majority of states have enacted legislation establishing licensing requirements to conduct consumer financing activities. We are also periodically subject to state audits which monitor our compliance with consumer and other regulations.

State rules and regulations generally include requirements as to the form and content of finance contracts and limitations on the maximum rate of consumer finance charges, including interest rate. In periods of high interest rates, interest rate limitations could have an adverse effect on our operations if we are unable to pass on our increased costs to our customers or dealers. State rules and regulations also restrict collection practices and creditor’s rights on our consumer accounts.

Canada

The consumer financing and dealer financing operations of HCFI are regulated under both Canadian federal and provincial law. Management believes that HCFI is in compliance with the applicable statutes and regulations of the federal government of Canada, its jurisdiction of incorporation, as well as applicable provincial statutes and regulations.

Item 1A. Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse effect on our business, results of operations, cash flows, financial condition, or on our ability to service our indebtedness. There may be additional risks and uncertainties (either currently unknown or not currently believed to be material) that could have a material adverse effect on our business, results of operations, cash flows, financial condition, or on our ability to service our indebtedness.

Risks Relating To Our Business

Our results of operations, cash flows, and financial condition are substantially dependent upon HMC and the sale of Honda and Acura products and any decline in the financial condition of HMC or the sales of Honda and Acura products could have a materially unfavorable impact on our financial condition, cash flows, and results of operations.

Our results of operations, cash flows, and financial condition are substantially dependent upon the sale of Honda and Acura products in the United States and Canada. Any prolonged reduction or suspension of HMC’s production or sales of Honda or Acura products in the United States or Canada resulting from a decline in demand, a change in consumer preferences, a decline in the actual or perceived quality, safety, or reliability of Honda and Acura products, a reduction of incentive financing programs, volatility in fuel prices, continued economic stagnation or the occurrence of a recession, a financial crisis, a work stoppage, governmental action, including a change in regulation, adverse publicity, a recall, a war, a use of force by foreign countries, a terrorist attack, a multinational conflict, a natural disaster, an epidemic, or similar events could have a substantially unfavorable effect on us.

The production and sale of HMC’s products will depend significantly on HMC’s ability to continue its capital expenditure and product development programs and to market its vehicles successfully. This ability is subject to several risks, including:

—	any prolonged reduction or suspension of production or sales as discussed above;
—	discovery of defects in vehicles which could lead to recall campaigns;
—	volatility in the price of automobiles, motorcycles, marine engines, and power products;
—	currency and interest rate fluctuation affecting pricing of products sold and materials purchased and any derivative financial instruments used to hedge against these risks;
—	extensive environmental and government regulation of the automotive, motorcycle, and power product industries;
—	the inability to protect and preserve its valuable intellectual property;
—	legal proceedings, which could adversely affect business, financial condition, cash flows, or results of operations;
—	reliance on external suppliers for the provision of raw materials and parts used in the manufacturing of its products;
—	increased costs from conducting business worldwide;
—	inadvertent disclosures of confidential information despite internal controls and procedures; and
—	pension costs and benefit obligations.

Additionally, our credit ratings depend, in large part, on the existence of the keep well agreements with HMC and on the financial condition and results of operations of HMC. If these arrangements (or replacement arrangements acceptable to the rating agencies, if any) become unavailable to us, or if a credit rating of HMC is lowered, our credit ratings will also likely be adversely impacted, leading to higher borrowing costs.

Because our operations are heavily dependent on retail sales of motor vehicles and other retail products, a decline in general business and economic conditions can have a significant adverse impact on our results of operations, cash flows, and financial condition.

Because our operations are heavily dependent on retail sales of motor vehicles and other retail products, general business and economic conditions have a significant impact on our operations. In particular, changes in the following events can adversely affect our results of operations, cash flows, and financial condition:

—	changes in the United States or Canadian economies;
—	changes in the overall market for consumer financing or dealer financing;
—	changes in the United States and Canadian regulatory environment;
—	a decline in the new or used vehicle market;
—	increased fuel prices;
—	inflation; and
—	the fiscal and monetary policies in the countries in which we issue debt.

Elevated levels of market disruption and volatility could adversely affect our ability to access the global capital markets in a similar manner and at a similar cost as we have had in the past. These market conditions could also have an adverse effect on our results of operations, cash flows, and financial condition by diminishing the value of financial assets. If, as a result, we increase the rates we charge to our customers and dealers, our competitive position could be negatively affected.

Additionally, the United States and Canada have experienced periods of economic slowdown and a recession. These periods have been accompanied by decreases in consumer demand for automobiles. High unemployment, decreases in home values, and lack of availability of credit may lead to increased default rates. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Dealers may also be affected by an economic slowdown or recession, which in turn may increase the risk of default of certain dealers within our wholesale flooring and commercial financing portfolios.

Fluctuations in interest rates could have an adverse impact on our results of operations, cash flows, and financial condition.

Our results of operations, cash flows, and financial condition could be adversely affected during any period of changing interest rates, possibly to a material degree. Interest rate risks arise from the mismatch between assets and the related liabilities used for funding. We have entered into contracts to provide consumer financing, dealer financing, incentive financing, originations and servicing, all of which are exposed, in varying degrees, to changes in value due to movements in interest rates. Further, an increase in interest rates could increase our costs of providing dealer and consumer financing originations, which could, in turn, adversely affect our financing volumes because financing can be less attractive to our dealers and customers and qualifying for financing may be more difficult.

We monitor the interest rate environment and enter into various financial instruments, including interest rate and basis swaps, to manage our exposure to the risk of interest rate fluctuations. However, our hedging strategies may not fully mitigate the impact of changes in interest rates. Further, these instruments contain an element of risk in the event the counterparties are unable to meet the terms of the agreements. See “—The failure or commercial soundness of our counterparties and other financial institutions may have an adverse effect on our results of operations, cash flows, or financial condition” below.

Our results of operations, cash flows, and financial condition may be adversely affected because of currency risk.

Currency risk or exchange rate risk refers to potential changes of value of financial assets, including Canadian dollar denominated finance receivables, foreign currency denominated debt or derivatives used to manage exposure on foreign currency denominated debt in response to fluctuations in exchange rates of various currencies, including, without limitation, the U.S. dollar, the Canadian dollar, the Japanese yen and the Euro. Changes in exchange rates can have adverse effects on our results of operations, cash flows, and financial condition.

We monitor the exchange rate environment and enter into various financial instruments, including currency swap agreements, to manage our exposure to the risk of exchange rate fluctuations. However, our hedging strategies may not fully mitigate the impact of changes in exchange rates. Further, these instruments contain an element of risk in the event the counterparties are unable to meet the terms of the agreements. See “—The failure or commercial soundness of our counterparties and other financial institutions may have an adverse effect on our results of operations, cash flows, or financial condition” below.

We need substantial capital to finance our operations and a disruption in our funding sources and access to the capital markets would have an adverse effect on our results of operations, cash flows, and financial condition.

We depend on a significant amount of financing to operate our business. Our business strategies utilize diverse sources to fund our operations, including the issuance of commercial paper and medium term notes, asset-backed securities and bank loans and borrowings from AHM and HCI, as applicable.

The availability of these financing sources at the prices we desire may depend on factors outside of our control, including our credit ratings, disruptions to the capital markets, the fiscal and monetary policies of government, and government regulations. In the event that we are unable to raise the funds we require at reasonable rates, we will either have to curtail our various loan origination activities or incur the effects of increased costs of operation. Reducing loan origination activities or increasing the rates we charge consumers and dealers to accommodate increased costs of operation may adversely affect our ability to remain preferred sources of financing for consumers and dealers for Honda and Acura products and will have an adverse effect on our results of operations, cash flows, and financial condition. An increase in costs of operations will have an adverse effect on our results of operations by increasing interest expense, thereby reducing net interest income.

Our borrowing costs and access to the debt capital markets depend significantly on our credit ratings, the credit ratings of HMC and the keep well agreements.

The cost and availability of financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Our credit ratings depend, in large part, on the existence of the keep well agreements with HMC and on the financial condition and results of operations of HMC. If these arrangements (or replacement arrangements acceptable to the rating agencies, if any) become unavailable to us, or if a credit rating of HMC is lowered, our credit ratings will also likely be adversely impacted, leading to higher borrowing costs.

Credit rating agencies that rate the credit of HMC and its affiliates, including AHFC, may qualify, alter, or terminate their ratings at any time. Global economic conditions and other geopolitical factors may directly or indirectly affect such ratings. Any downgrade in the sovereign credit ratings of the United States, Japan, or Canada may directly or indirectly have a negative effect on the ratings of HMC and AHFC. Downgrades, the change to a negative outlook, or placement on review for possible downgrades of such ratings could result in an increase in our borrowing costs as well as reduced access to global unsecured debt capital markets. These factors would have a negative impact on our business, including our competitive position, results of operations and financial condition.

We are subject to consumer and dealer credit risk, which could adversely impact our results of operations, cash flows, and financial condition.

Credit risk is the risk of loss arising from the failure of a consumer or dealer to meet the terms of any contract with us or otherwise fail to perform as agreed. Credit losses are an expected cost of extending credit. The majority of our credit risk is with consumer financing, and to a lesser extent, with dealer financing. Our level of credit risk on our consumer financing portfolios is influenced primarily by two factors: the total number of contracts that default, and the amount of loss per occurrence, net of recoveries, which in turn are influenced by various factors, such as the used vehicle market, our purchase quality mix, contract term lengths, operational changes, and certain economic factors such as unemployment rates, levels of consumer debt service burden and personal income growth rates. Our level of credit risk on our dealer financing portfolio is influenced primarily by the financial strength of dealers within the portfolio, the concentration of dealers demonstrating financial strength, the quality of the collateral securing the financing within the portfolio and other economic factors. An increase in credit risk would increase our provision for credit losses, which would have a negative impact on our results of operations, cash flows, and financial condition.

We manage credit risk by managing the credit quality of our consumer financing and dealer financing portfolios, pricing contracts for expected losses and focusing collection efforts to minimize losses. However, our monitoring of credit risk and our efforts to mitigate credit risk may not be sufficient to prevent a material adverse effect on our results of operations, cash flows, and financial condition.

We are exposed to residual value risk on the vehicles we lease.

Customers of leased vehicles typically have an option to return the vehicle to the dealer at the end of the lease term or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance) or through market based pricing programs. Returned lease vehicles that are not purchased by the grounding dealer are sold through online and physical auctions. Residual value risk is the risk that the contractual residual value determined at lease inception will not be recoverable at the end of the lease term. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to us. As a result, we are exposed to risk of loss on the disposition of leased vehicles to the extent that sales proceeds are not sufficient to cover the carrying value of the leased asset at termination. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, adverse economic conditions, preferences for particular types of vehicles, new vehicle pricing, new vehicle incentive financing programs, new vehicle sales, the actual or perceived quality, safety, or reliability of vehicles, future plans for new Honda and Acura product introductions, competitive actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices.

We maintain projections for expected residual values and return volumes of the vehicles we lease. Actual proceeds realized by us upon sales of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce the profitability of the lease transaction and could have the potential to adversely affect our results of operations generally.

The failure or commercial soundness of our counterparties and other financial institutions may have an adverse effect on our results of operations, cash flows, or financial condition.

We have exposure to many different financial institutions, and we routinely execute transactions with counterparties in the financial industry. Our debt, derivative and investment transactions, and our ability to borrow under committed and uncommitted credit facilities, could be adversely affected by the creditworthiness, actions, and commercial soundness of these other financial institutions. Deterioration of social, political, labor, or economic conditions in a specific country or region may also adversely affect the ability of financial institutions, including our derivative counterparties and lenders, to perform their contractual obligations. Financial institutions are interrelated as a result of trading, clearing, lending, and other relationships, and as a result, financial and political difficulties in one country or region may adversely affect financial institutions in other jurisdictions, including those with which we have relationships. The failure of any financial institutions and other counterparties to which we have exposure, directly or indirectly, to perform their contractual obligations, and any losses resulting from that failure, could have a material adverse effect on our results of operations, cash flows, or financial condition.

If we are unable to compete successfully or if competition continues to increase in the businesses in which we operate, our results of operations, cash flows, and financial condition could be materially and adversely affected.

The finance industries in the United States and Canada are highly competitive. We compete with national and regional commercial banks, credit unions, savings and loan associations, finance companies, and other captive finance companies that provide consumer financing for new and used Honda and Acura automobiles and parts and accessories and Honda motorcycles, power equipment, and marine engines. Additionally, Canadian commercial banks have become stronger competitors in the automobile consumer financing markets. Commercial banks, finance companies, and captive finance companies of other manufacturers also provide wholesale flooring financing for Honda and Acura dealers. Our primary competition in the wholesale motorcycle, power equipment, and marine engine financing business tends to be local banks and specialty finance firms that are familiar with the particular characteristics of these businesses. Our inability to compete successfully, as well as increases in competitive pressures, could have an adverse impact on our contract volume, market share, revenues, and margins and have a material adverse effect on us. Providers of vehicle financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered, the quality of service provided to dealers and customers, and strong dealer relationships.

Our results of operations may be adversely affected by the prepayment of our financing contracts.

Our financing contracts may be repaid by borrowers at any time at their option. Early repayment of contracts will limit the amount of earnings we would have otherwise generated under those contracts and we may not be able to reinvest the portions repaid early immediately into new loans or loans with similar pricing.

Changes in laws and regulations, or the application thereof, may adversely affect our business, results of operations, cash flows, and financial condition.

Our operations are subject to regulation, supervision, and licensing under various United States, Canadian, state, provincial, and local statutes, ordinances, and regulations. A failure to comply with applicable regulatory, supervisory, or licensing requirements may adversely affect our business, results of operations, cash flows, and financial condition. In light of the current conditions in the global financial markets, regulators have increased their focus on the regulation of the financial services industry. As a result, there have been and may continue to be proposals for laws and regulations that could increase the scope and nature of laws and regulations that are currently applicable to us. Any change in such laws and regulations, whether in the form of new or amended laws or regulations, regulatory policies, supervisory action, or the application of any of the above, may adversely affect our business, results of operations, cash flows, and financial condition by increasing our costs to comply with the new laws, prohibiting or limiting the amount of certain revenues we currently receive, or constraining certain collection or collateral recovery action which are currently available to us.

New or revised financial or consumer regulations may adversely impact our business, results of operations, cash flows and financial condition

The Dodd-Frank Act is extensive and significant legislation that, among other things:

—

created a liquidation framework for purposes of liquidating certain bank holding companies or other nonbank financial companies determined to be “covered financial companies,” and certain of their respective subsidiaries, defined as “covered subsidiaries,” if, among other conditions, it is determined such a company is in default or in danger of default and the resolution of such a company under other applicable law would have serious adverse effects on financial stability in the United States;

—

created the CFPB, an agency with broad rule-making examination and enforcement authority with respect to the laws and regulations that apply to consumer financial products and services, such as the extension of credit to finance the purchase of automobiles and motorcycles;

—	created a new framework for the regulation of over-the-counter derivatives activities; and
—	strengthened the regulatory oversight of securities and capital markets activities by the SEC.

The scope of the Dodd-Frank Act has broad implications for the financial services industry, including us, and requires the implementation of numerous rules and regulations. The Dodd-Frank Act impacts the offering, marketing, and regulation of consumer financial products and services offered by financial institutions. The potential impact of the Dodd-Frank Act and its implementing rules and regulations may include supervision and examination, limitations on our ability to expand product and service offerings and new or modified disclosure requirements. While the impact of the CFPB on our business remains uncertain, the CFPB has increased its focus on auto finance and the sale of add-on products.

The CFPB, together with the U.S. Department of Justice, have contacted us and other auto finance providers to request information about whether discretionary pricing practices of dealers originating retail installment sale contracts raise fair lending issues for banks and finance companies that purchase the contracts from dealers. In addition, we have also received a subpoena from a state agency requesting information relating to their fair lending laws. We are cooperating with these requests for information. Although the CFPB, the U.S. Department of Justice nor the state agency have currently alleged any wrongdoing on our part, we cannot predict the outcome of these inquiries.

Compliance with the regulations under the Dodd-Frank Act or the oversight of the SEC, CFPB, or other governmental entities may impose costs on, create operational constraints for, or place limits on pricing with respect to, finance companies such as us. As a result, our competitiveness may be affected, impairing our profitability.

Adverse economic conditions or changes in laws in states in which we have customer concentrations may negatively affect our results of operations, cash flows, and financial condition.

We are exposed to geographic concentration risk in our consumer financing operations. Factors adversely affecting the economy and applicable laws in various states where we have concentration risk could have an adverse effect on our results of operations, cash flows, and financial condition.

A failure or interruption in our operations could adversely affect our results of operations and financial condition.

Operational risk is the risk of loss resulting from, among other factors, inadequate or failed processes, systems or internal controls, theft, fraud, cybersecurity breaches, or natural disasters. Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements. These events can potentially result in financial losses or other damage to us, including damage to our reputation.

We rely on internal and external information and technological systems to help us manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems. We collect and store certain personal and financial information from customers, related parties, and employees. We also store confidential business and technical information. Security breaches could expose us to a risk of loss of this information, regulatory scrutiny, claims for damages, actions, and penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on future business with current and potential customers. In addition, any upgrade or replacement of our major legacy transaction systems, including our planned replacement of our electronic originations systems, could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new information and transaction systems. These factors could have an adverse effect on our results of operations, cash flows, and financial condition.

We also rely on a framework of internal controls designed to provide a sound and well-controlled operating environment. Due to the complexity of our business and the challenges inherent in implementing control structures across large organizations, control issues could be identified in the future that could have a material adverse effect on us.

A security breach or a cyber attack may adversely affect our business, results of operations and financial condition.

A security breach or cyber attack of our systems could interrupt, damage or harm our operations.  We collect, analyze and retain certain types of personally identifiable and other information pertaining to our customers and employees through our information and technology systems. A breach or cyber attack of these systems due to the actions of third parties, employee error, malfeasance or otherwise, could expose us to a risk of loss of this information, regulatory scrutiny, claims for damages, penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on future business with current and potential customers.

We are subject to various privacy, data protection and information security laws, including requirements concerning security breach notification.  Compliance with current or future privacy, data protection and information security laws affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could materially and adversely affect our profitability. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions and damage to our reputation.

Our pension costs and the pension costs of AHM and HCI may affect our financial condition, cash flows, and results of operations.

Our employees participate in either AHM’s and HCI’s pension plans. HMC also has a pension plan but a great majority of our employees do not participate in that plan. The amount of pension benefits and lump-sum payments provided in those plans are primarily based on the combination of years of service and compensation. AHM and HCI each make periodic contributions to their respective benefit plans as required by applicable regulations and we are allocated our share of pension plan costs due to the participation of our employees. Since benefit obligations and pension costs are based on many assumptions, including the discount rate, the rate of salary increase, and the expected long-term rate of return on plan assets, differences in actual expenses and costs or changes in those assumptions could affect AHM’s, HCI’s, and our cash contributions and liquidity. Under the Employee Retirement Income Security Act of 1974 (ERISA), we are jointly and severally liable for the obligations under AHM’s plans that are subject to ERISA, even for participants in the plans that are not our employees.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Torrance, California. Our United States operations have regional offices and national servicing centers located in California, Georgia, Texas, Massachusetts, Illinois, North Carolina, and Delaware. HCFI’s headquarters are located in Markham, Ontario, Canada and our Canadian operations have regional offices and national servicing centers located in Quebec and Ontario. All premises are occupied pursuant to lease agreements.

We believe that our properties are suitable to meet the requirements of our business.

Item 3. Legal Proceedings

We are involved, in the ordinary course of our business, in various legal proceedings including claims of individual customers and purported class action lawsuits. Certain of these actions are similar to suits filed against other financial institutions and captive finance companies. Most of these proceedings concern customer allegations of wrongful repossession or defamation of credit. We are also subject to governmental reviews from time to time. We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. When we are able, we will determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability. Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established. Based on available information and established accruals, we do not believe it is reasonably possible that the results of these proceedings, in the aggregate, will have a material adverse effect on us.

The CFPB, together with the U.S. Department of Justice, have contacted us and other auto finance providers to request information about whether discretionary pricing practices of dealers originating retail installment sale contracts raise fair lending issues for banks and finance companies that purchase the contracts from dealers. In addition, we have also received a subpoena from a state agency requesting information relating to their fair lending laws. We are cooperating with these requests for information. Although the CFPB, the U.S. Department of Justice nor the state agency have currently alleged any wrongdoing on our part, we cannot predict the outcome of these inquiries. See “Item IA. Risk Factors—New or revised financial or consumer regulations may adversely impact our business, results of operations, cash flows and financial condition” above for more information.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the outstanding common stock of AHFC is owned by AHM. Accordingly, shares of our common stock are not listed on any national securities exchange and there is no established public trading market for AHFC’s common stock and there is no intention to create a public market or list the common stock on any securities exchange. As of the date of this annual report, there are no shares of AHFC common stock that are subject to outstanding options or warrants to purchase, or securities convertible into, AHFC common stock. No shares of AHFC common stock can be sold pursuant to Rule 144 under the Securities Act.

Dividends are declared and paid by AHFC if, when, and as determined by its Board of Directors. In fiscal years 2014 and 2013 AHFC did not declare or pay dividends. We presently do not have plans to pay any cash dividends in the near future.

Use of Proceeds from Registered Securities

On August 27, 2013, AHFC’s Registration Statement on Form 10 with respect to the registration of its common stock became effective. On September 6, 2013, AHFC filed an automatic shelf on Form S-3 that became effective upon filing. On September 25, 2013, AHFC established a public U.S. medium term note program that registered the offer and sale of up to $5.0 billion in an aggregate principal amount of Medium Term Notes, Series A with the SEC (refer to Commission File Number 333-191021). On February 12, 2014, AHFC increased the maximum aggregate principal amount of Public U.S. Medium Term Notes authorized for issuance and sale to $16.0 billion. The aggregate principal amount of Public U.S. Medium Term Notes offered under this program may be increased from time to time. During the fiscal year ended March 31, 2014, AHFC issued $3.75 billion aggregate principal amount of Public U.S. Medium Term Notes. The aggregate of underwriting discounts and commissions, finders’ fees, and other related costs paid was $15.6 million as of March 31, 2014. As of March 31, 2014, AHFC has used the net proceeds received from the sale of Public U.S. Medium Term Notes to repay other existing indebtedness, to acquire retail loans or retail leases and provide wholesale flooring and commercial loans and for other general corporate purposes. The following institutions served as managing underwriters for the offering and sale of these AHFC’s Public U.S. Medium Term Notes: Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Deutsche Bank Securities Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, and Loop Capital Markets, LLC.

Item 6. Selected Financial Data

The following information is a historical summary only and should be read in conjunction with, and is qualified in its entirety by reference to, the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes included elsewhere in this annual report.

We derived the consolidated balance sheet data as of March 31, 2014 and 2013 and the consolidated statements of income data for the fiscal years ended March 31, 2014, 2013, and 2012 from our audited consolidated financial statements included elsewhere in this annual report. We derived the consolidated balance sheet data as of March 31, 2012 from our audited consolidated financial statements that are not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended March 31,
	2014	2013	2012
	(U.S. dollars in millions)
Consolidated Statement of Income Data
Revenues:
Retail loans and direct financing leases	$1,556	$1,644	$1,852
Dealer loans	116	108	85
Operating leases	4,314	4,008	3,700
Total revenues	5,986	5,760	5,637
Depreciation on operating lease	3,408	3,038	2,637
Interest expense	637	806	847
Net revenues	1,941	1,916	2,153
Gain on disposition of lease vehicles	37	59	102
Other income	116	118	106
Total net revenues	2,094	2,093	2,361
Expenses:
General and administrative expenses	387	365	366
Provision for credit losses	139	54	94
Early termination loss on operating leases	33	58	19
Loss on lease residual values	4	9	18
(Gain)/Loss on derivative instruments	(25)	143	(30)
(Gain)/Loss on foreign currency revaluation of debt	111	(188)	(96)
Total expenses	649	441	371
Income before income taxes	1,445	1,652	1,990
Income tax expense	489	650	722
Net income	956	1,002	1,268
Less: Net income attributable to noncontrolling interest	72	61	62
Net income attributable to American Honda Finance Corporation	$884	$941	$1,206

	March 31,
	2014	2013	2012
	(U.S. dollars in millions)
Consolidated Balance Sheet Data
Finance receivables, net (1):
Retail loans and direct financing leases	$37,449	$35,425	$34,806
Dealer loans	4,372	4,208	3,250
Allowance for credit losses	(100)	(93)	(162)
Write-down of lease residual values	(21)	(36)	(65)
Total finance receivables, net	$41,700	$39,504	$37,829
Investment in operating leases, net	$21,230	$19,348	$17,732
Total assets	$64,296	$60,088	$57,052
Debt:
Commercial paper	$4,187	$4,704	$3,601
Related party debt	4,763	4,720	4,741
Bank loans	6,539	6,642	6,751
Medium term note programs	20,425	16,873	16,848
Other debt	1,490	1,571	1,801
Secured debt	8,230	7,639	6,825
Total debt	$45,634	$42,149	$40,567
Total shareholder’s equity (2)	$9,699	$8,876	$7,949

	As of or for the years ended March 31,
	2014	2013	2012
Other Key Consolidated Financial Data
Ratio of earnings to fixed charges (3)	3.25x	3.04x	3.34x
Ratio of debt to shareholder’s equity	4.71x	4.75x	5.10x

(1)	Net of unearned interest, fees and subsidy income, and deferred origination costs.
(2)

Excludes noncontrolling interest in subsidiary. During the first quarter of fiscal year 2014, our majority owned subsidiary HCFI declared a dividend in the approximate amount of C$76 million ($69 million).

(3)

For the purposes of this ratio, earnings means consolidated income before income taxes plus fixed charges. Fixed charges consist of interest expense and the interest portion of rental expense. One-third of all rental expense is deemed to be interest.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

A substantial portion of our consumer financing business is acquired through incentive financing programs sponsored by AHM and HCI. The volume of incentive financing programs and the allocation of those programs between retail loans and leases may vary from fiscal period to fiscal period depending upon the respective marketing strategies of AHM and HCI. AHM and HCI’s marketing strategies are based in part on their business planning, in which we do not participate. Therefore we cannot predict the level of incentive financing programs AHM and HCI may sponsor in the future. Our consumer financing acquisition volumes are substantially dependent on the extent to which incentive financing programs are offered. Increases in incentive financing programs generally increase our financing penetration rates, which typically results in increased revenue and net income for us. The amount of subsidy payments we receive from AHM and HCI is dependent on the terms of the incentive financing programs and the interest rate environment. Subsidy payments are received upon acquisition and recognized in revenue throughout the life of the loan or lease; therefore a significant change in the level of incentive financing programs in a fiscal period often may not be reflected in our results of operations for that period. The amount of subsidy income we recognize in a fiscal period is dependent on the cumulative level of subsidized contracts outstanding that were acquired through incentive financing programs.

We seek to maintain high quality consumer and dealer account portfolios, which we support with strong underwriting standards, risk-based pricing, and effective collection capabilities. Our cost of funds is facilitated by the diversity of our funding sources, and effective interest rate and foreign currency exchange risk management. We manage expenses to increase our profitability, including adjusting staffing needs based upon our business volumes and centralizing support functions. Additionally, we use risk and compliance management practices to minimize credit and residual value risks and maintain compliance with our pricing, underwriting and servicing policies at the United States, Canadian, state and provincial levels.

In our business operations, we incur costs related to funding, credit loss, residual value loss, and general and administrative expenses, among other expenses.

We analyze our operations in two business segments defined by geography: the United States and Canada. We measure the performance of our United States and Canada segments on a pre-tax basis before the effect of valuation adjustments on derivative instruments and revaluations of foreign currency denominated debt. For additional information regarding our segments, see Note 15—Segment Information of Notes to Consolidated Financial Statements. The following tables and the related discussion are presented based on our geographically segmented consolidated financial statements.

Results of Operations

The following table provides our income before income taxes:

	Years ended March 31,
	2014	2013	2012
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$1,238	$1,466	$1,809
Canada segment	207	186	181
Total income before income taxes	$1,445	$1,652	$1,990

Comparison of Fiscal Years Ended March 31, 2014 and 2013

Our consolidated income before income taxes was $1,445 million in fiscal year 2014 compared to $1,652 million in fiscal year 2013. This decline of $207 million, or 13%, was primarily due to the loss on revaluation of foreign currency denominated debt of $111 million during fiscal year 2014 compared to a gain of $188 million during fiscal year 2013, an increase in the provision for credit losses of $85 million, a decline in operating lease revenue, net of depreciation, of $64 million, a decline in revenue from retail loans of $58 million, and a decline in revenue from direct financing leases of $30 million, which were partially offset by a decline in interest expense of $169 million, the gain on derivative instruments of $25 million during fiscal year 2014 compared to a loss of $143 million during the fiscal year 2013, and the decline in early termination losses on operating leases of $25 million.

Comparison of Fiscal Years Ended March 31, 2013 and 2012

Our consolidated income before income taxes was $1,652 million in fiscal year 2013, compared to $1,990 million in fiscal year 2012. This decline of $338 million, or 17%, was primarily due to declines in revenue from retail loans of $184 million, direct financing leases of $24 million, and operating leases, net of depreciation, of $93 million. The decline in revenue from our consumer financing assets was partially offset by an increase in revenues from dealer loans of $23 million and a decline in interest expense of $41 million. The decline in consolidated income before income taxes was also attributable to a loss on derivative instruments of $143 million during fiscal year 2013 compared to a gain of $30 million during fiscal year 2012. The loss on derivative instruments during fiscal year 2013 was partially offset by an increase of $92 million in gains on revaluations of foreign currency denominated debt.

Segment Results—Comparison of Fiscal Years Ended March 31, 2014 and 2013

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment			Canada Segment			Consolidated
	Years ended March 31,			Years ended March 31,			Years ended March 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$-	$-	$-	$188	$218	$242	$188	$218	$242
Retail	1,192	1,245	1,419	176	181	191	1,368	1,426	1,610
Dealer	102	93	72	14	15	13	116	108	85
Operating leases	4,258	4,008	3,700	56	-	-	4,314	4,008	3,700
Total revenues	5,552	5,346	5,191	434	414	446	5,986	5,760	5,637
Depreciation on operating leases	3,363	3,038	2,637	45	-	-	3,408	3,038	2,637
Interest expense	530	665	696	107	141	151	637	806	847
Net revenues	1,659	1,643	1,858	282	273	295	1,941	1,916	2,153
Gain/(Loss) on disposition of lease vehicles	26	45	87	11	14	15	37	59	102
Other income	114	117	101	2	1	5	116	118	106
Total net revenues	1,799	1,805	2,046	295	288	315	2,094	2,093	2,361
Expenses:
General and administrative expenses	331	307	308	56	58	58	387	365	366
Provision for credit losses	128	44	84	11	10	10	139	54	94
Early termination loss on operating leases	32	58	19	1	-	-	33	58	19
Loss on lease residual values	-	-	-	4	9	18	4	9	18
(Gain)/Loss on derivative instruments	(38)	121	(56)	13	22	26	(25)	143	(30)
(Gain)/Loss on foreign currency revaluation
of debt	108	(191)	(118)	3	3	22	111	(188)	(96)
Income before income taxes	$1,238	$1,466	$1,809	$207	$186	$181	$1,445	$1,652	$1,990

Revenues

Revenue from retail loans in the United States segment declined by $53 million, or 4%, during fiscal year 2014 as compared to fiscal year 2013. This decline was attributable to the declining yields on our portfolio of retail loans. In recent years, higher yielding retail loans acquired in prior years have matured and have been replaced by lower yielding retail loans as a result of a lower interest rate environment and increased competition. Revenue from retail loans in the Canada segment declined by $5 million, or 3%, due to the effect of foreign currency translation adjustments.

Direct financing lease revenue, which is generated only in Canada, declined by $30 million, or 14%, during fiscal year 2014 as compared to fiscal year 2013. The decline in revenue was primarily attributable to a decline in the outstanding direct financing lease asset balance. The decline in outstanding direct finance lease assets was the result of the Canada segment accounting for a portion of newly acquired consumer lease contracts as operating leases beginning in the second quarter of fiscal year 2014. Prior to that time, all leases acquired in the Canada segment were classified as direct financing leases. The decline in revenue was also due in part to the effect of foreign currency translation adjustments.

Operating lease revenue in the United States segment increased by $250 million, or 6%, during fiscal year 2014 as compared to fiscal year 2013. The increase in operating lease revenue during fiscal year 2014 was due to higher outstanding operating lease asset balances during the current fiscal year as compared to fiscal year 2013, which was more than offset by an increase in depreciation as discussed below under “—Depreciation on operating leases”. Operating lease revenue in the Canada segment totaled $56 million during fiscal year 2014.

Revenue from dealer loans increased by $9 million, or 10%, in the United States segment and declined by $1 million, or 7%, in the Canada segment during fiscal year 2014 as compared to fiscal year 2013. The increase in revenue in the United States segment was due to higher volumes of wholesale flooring loans outstanding during fiscal year 2014 as compared to fiscal year 2013.

Subsidy income from AHM and HCI sponsored incentive programs increased by $32 million, or 3%, to $1,028 million during fiscal year 2014 as compared to $996 million during fiscal year 2013. This increase was attributable to the cumulatively higher volume of incentive financing programs in recent fiscal years.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $325 million, or 11%, during fiscal year 2014 as compared to fiscal year 2013, primarily due to an increase in operating lease assets. The increase in depreciation was also attributable to lower estimated residual values due to declines in used vehicle prices in the United States. Depreciation on operating lease for the Canada segment totaled $45 million during fiscal year 2014.

Operating lease revenue, net of depreciation, declined by $75 million, or 8%, in the United States segment during fiscal year 2014 as compared to fiscal year 2013, due to the lower interest rate environment which has resulted in lower rent charges on more recently acquired operating leases and the increase in depreciation due to lower estimated residual values. Operating lease revenue, net of depreciation, in the Canada segment totaled $11 million during fiscal year 2014.

Interest expense

Interest expense declined by $135 million, or 20%, in the United States segment and $34 million, or 24%, in the Canada segment during fiscal year 2014 as compared to fiscal year 2013. The decline in interest expense was primarily due to lower interest rates, which was partially offset by an increase in outstanding debt. The decline in interest rates was due to a combination of lower interest rates on variable rate debt, a change in the mix of funding sources, and the maturity of debt with higher interest rates. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

The gain on disposition of lease vehicles declined by $19 million, or 42%, in the United States segment and $3 million, or 21%, in the Canada segment during fiscal year 2014 as compared to fiscal year 2013. The decline in the United States segment was primarily due to a decline in used vehicle prices. The decline in the Canada segment was primarily due to lower volumes of returned lease vehicles.

Provision for credit losses

In the United States segment, the provision for credit losses increased by $84 million, or 191%, during fiscal year 2014 as compared to fiscal year 2013. The increase in the provision was the result of increasing our allowance for credit losses during fiscal year 2014 as compared to decreasing our allowance for credit losses during fiscal year 2013.  The increase in the provision was also due to higher charge-offs during fiscal year 2014 as compared to fiscal year 2013. In the Canada segment, the provision for credit losses for fiscal year 2014 increased by $1 million compared to fiscal year 2013. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment declined by $26 million, or 45%, during fiscal year 2014 as compared to fiscal year 2013. This decrease was the result of reducing our estimate of incurred losses during fiscal year 2014 as compared to increasing our estimate during fiscal year 2013. See “—Financial Condition—Credit Risk” below for more information.

Loss on lease residual values

Losses on lease residual values in the Canada segment declined by $5 million, or 56%, during fiscal year 2014 as compared to fiscal year 2013 due to an improvement in used vehicle prices in the Canadian market.

Gain/loss on derivative instruments

In the United States segment, we recognized a gain on derivative instruments of $38 million during fiscal year 2014 as compared to a loss of $121 million during fiscal year 2013. The gain in fiscal year 2014 was attributable to gains on cross currency swaps of $129 million which was partially offset by losses on interest rate swaps of $91 million. The gain on cross currency swaps was primarily attributable to the U.S. dollar weakening against the Euro during the current fiscal year. Losses on interest rate swaps were attributable to a general rise in long term interest rates and a general decline in short term interest rates during the current fiscal year. In the Canada segment, losses on derivative instruments declined by $9 million, or 41%, during fiscal year 2014 as compared to fiscal year 2013. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $108 million during fiscal year 2014 as compared to a gain of $191 million during fiscal year 2013. The loss during fiscal year 2014 was attributable to losses on Euro denominated debt in the United States segment as the U.S. dollar weakened against the Euro. The gains during fiscal year 2013 were primarily attributable to gains on Euro and Yen denominated debt due to the strengthening of the U.S. dollar. In the Canada segment, we recognized a loss on the revaluation of foreign currency denominated debt of $3 million during fiscal years 2014 and 2013. The loss during fiscal year 2014 was attributable to a loss on U.S. dollar denominated debt which matured during the second quarter. The loss was the result of the Canadian dollar weakening against the U.S. dollar from the start of the fiscal year to the date of maturity.

Income tax expense

Our consolidated effective tax rate was 33.8% for fiscal year 2014 and 39.3% for fiscal year 2013. The main differences contributing to the decrease in the effective tax rate for fiscal year 2014 include a change of prior period deferred taxes, the reversal of unrecognized tax benefits, and the deduction for qualified domestic production. Our consolidated provision for income taxes for fiscal year 2014 was $489 million as compared to $650 million for fiscal year 2013. The decrease in the provision is largely due to the decrease in our income before tax in fiscal year 2014 as compared to fiscal year 2013. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Years ended March 31,
	2014		2013		2012
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	674	505	521	353	501	388
Used auto	70	-	78	-	102	-
Motorcycle	71	12	71	22	70	30
Power equipment and marine engines	1	1	1	-	1	-
Total retail loans	816	518	671	375	674	418
Leases (3)	408	349	376	287	326	276

Canada Segment
Retail loans:
New auto	57	47	49	40	38	34
Used auto	18	9	26	15	23	14
Motorcycle	4	-	4	1	3	-
Power equipment and marine engines	1	-	1	-	-	-
Total retail loans	80	56	80	56	64	48
Leases (3)	57	55	49	48	54	53

Consolidated
Retail loans:
New auto	731	552	570	393	539	422
Used auto	88	9	104	15	125	14
Motorcycle	75	12	75	23	73	30
Power equipment and marine engines	2	1	2	-	1	-
Total retail loans	896	574	751	431	738	466
Leases (3)	465	404	425	335	380	329

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

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Years ended March 31,
	2014	2013	2012
United States Segment
New auto	71%	62%	71%
Motorcycle	42%	45%	45%

Canada Segment
New auto	69%	67%	73%
Motorcycle	18%	21%	18%

Consolidated
New auto	71%	63%	71%
Motorcycle	39%	43%	43%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	March 31,			March 31,
	2014	2013	2012	2014	2013	2012
	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$27,018	$24,011	$22,984	1,799	1,650	1,616
Used auto	3,233	3,618	4,060	264	298	337
Motorcycle	886	907	987	187	202	226
Power equipment and marine engines	64	72	83	5	6	6
Total retail loans	$31,201	$28,608	$28,114	2,255	2,156	2,185
Securitized retail loans (2)	$7,999	$7,218	$6,819	699	658	606
Investment in operating leases	$20,537	$19,348	$17,732	973	922	845

Canada Segment
Retail loans:
New auto	$2,698	2,501	$2,302	184	169	162
Used auto	645	762	689	67	70	62
Motorcycle	60	64	71	11	12	15
Power equipment and marine engines	3	3	2	1	1	1
Total retail loans	$3,406	$3,330	$3,064	263	252	240
Securitized retail loans (2)	$178	$364	$-	24	30	-
Direct financing leases	$2,722	$3,358	$3,402	144	161	170
Investment in operating leases	$693	$-	$-	25	-	-

Consolidated
Retail loans:
New auto	$29,716	$26,512	$25,286	1,983	1,819	1,778
Used auto	3,878	4,380	4,749	331	368	399
Motorcycle	946	971	1,058	198	214	241
Power equipment and marine engines	67	75	85	6	7	7
Total retail loans	$34,607	$31,938	$31,178	2,518	2,408	2,425
Securitized retail loans (2)	$8,177	$7,582	$6,819	723	688	606
Direct financing leases	$2,722	$3,358	$3,402	144	161	170
Investment in operating leases	$21,230	$19,348	$17,732	998	922	845

(1)	A unit represents one retail loan or lease, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

Retail loan acquisition volumes in the United States segment increased during fiscal year 2014 as compared to fiscal year 2013. The increase in retail loan acquisition volumes was primarily attributable to the increase in new automobile retail loans in the United States segment as a result of increased sales of new automobiles by AHM and an increase in incentive financing volume on retail loans. Operating lease acquisitions in the United States segment also increased during fiscal year 2014 as compared to fiscal year 2013 due to the increase in incentive financing programs. The increase in incentive financing volume contributed to an increase in our consumer financing penetration rates on new automobiles and an increase in the total outstanding consumer financing asset balances during fiscal year 2014.

Total retail loan and lease acquisitions also increased in the Canada segment during fiscal year 2014 as compared to fiscal year 2013. The outstanding direct financing lease asset balance declined during fiscal year 2014 as the result of the Canada segment accounting for a portion of newly acquired consumer lease contracts as operating leases.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total authorized Honda and Acura dealerships in the United States and/or Canada, as applicable:

	March 31,
	2014	2013	2012
United States Segment
Automobile	29%	27%	26%
Motorcycle	97%	96%	94%
Power equipment and marine engines	24%	25%	25%

Canada Segment
Automobile	34%	33%	32%
Motorcycle	99%	99%	95%
Power equipment and marine engines	93%	99%	91%

Consolidated
Automobile	30%	28%	27%
Motorcycle	97%	96%	94%
Power equipment and marine engines	26%	28%	28%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM product sales in the United States and/or HCI product sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Years ended March 31,
	2014	2013	2012
United States Segment
Automobile	29%	29%	27%
Motorcycle	96%	96%	97%
Power equipment and marine engines	8%	9%	10%

Canada Segment
Automobile	32%	30%	32%
Motorcycle	95%	95%	92%
Power equipment and marine engines	95%	96%	95%

Consolidated
Automobile	30%	29%	28%
Motorcycle	96%	96%	96%
Power equipment and marine engines	10%	11%	12%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	March 31,			March 31,
	2014	2013	2012	2014	2013	2012
	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,491	$2,431	$1,785	100	92	70
Motorcycle	701	641	531	107	98	78
Power equipment and marine engines	66	71	69	66	70	67
Total wholesale flooring loans	$3,258	$3,143	$2,385	273	260	215
Commercial loans	$572	$431	$390

Canada Segment
Wholesale flooring loans:
Automobile	$395	505	$365	15	17	12
Motorcycle	82	85	76	11	11	10
Power equipment and marine engines	32	39	33	27	29	24
Total wholesale flooring loans	$509	$629	$474	53	57	46
Commercial loans	$32	$5	$-

Consolidated
Wholesale flooring loans:
Automobile	$2,886	$2,936	$2,150	115	109	82
Motorcycle	783	726	607	118	109	88
Power equipment and marine engines	98	110	102	93	99	91
Total wholesale flooring loans	$3,767	$3,772	$2,859	326	317	261
Commercial loans	$604	$436	$390

1

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

The average outstanding balance of wholesale flooring loans was higher during fiscal year 2014 as compared to fiscal year 2013. This increase was attributable to higher new automobile sales by AHM and HCI. The percentage of automobile dealerships with wholesale flooring financing agreements increased by 2% during fiscal year 2014 which contributed to the increase in new automobile wholesale flooring loans during the fiscal year.

Credit Risk

Credit losses are an expected cost of extending credit. The majority of our credit risk is in consumer financing and to a lesser extent in dealer financing. Credit risk of our portfolio of consumer finance receivables can be affected by general economic conditions. Adverse changes such as a rise in unemployment rates can increase the likelihood of defaults. Declines in used vehicle prices can reduce the amount of recoveries on repossessed collateral. We manage our exposure to credit risk in retail loans and direct financing leases by monitoring and adjusting our underwriting standards, which affect the level of credit risk that we assume, pricing contracts for expected losses, and focusing collection efforts to minimize losses.

We are also exposed to credit risk on our portfolio of operating lease assets. We expect a portion of our operating leases to terminate prior to their scheduled maturities when lessees default on their contractual obligations. Losses are generally realized upon the disposition of the repossessed operating lease vehicles. The factors affecting credit risk on our operating leases and our management of the risk are similar to that of our retail loans and direct financing leases.

Credit risk on dealer loans is affected primarily by the financial strength of the dealers within the portfolio, the value of collateral securing the financings, and economic and market factors that could affect the creditworthiness of dealers. We manage our exposure to credit risk in dealer financing by performing comprehensive reviews of dealers prior to establishing financing arrangements and continuously monitoring the payment performance and creditworthiness of these dealers. In the event of default by a dealer, we seek all available legal remedies pursuant to the related dealer agreements and guarantees. Additionally, we have entered into agreements with AHM and HCI that provide for the repurchase of any new, unused, undamaged and unregistered vehicle or equipment repossessed by us from a dealer in the United States and Canada, respectively, who defaulted under the terms of its wholesale flooring agreement with us at the net cost of the financing that we provided.

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

The following table provides information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the years ended March 31,
	2014	2013	2012
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$80	$146	$179
Provision for credit losses	111	30	69
Charge-offs, net of recoveries	(102)	(96)	(102)
Allowance for credit losses at end of period	$89	$80	$146
Allowance as a percentage of ending receivable balance (1)	0.25%	0.25%	0.47%
Charge-offs as a percentage of average receivable balance (1)	0.30%	0.30%	0.33%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$37	$34	$32
As a percentage of ending receivable balance (1), (2)	0.10%	0.10%	0.10%
Operating leases:
Early termination loss on operating leases	$32	$58	$19
Provision for past due operating lease rental payments (3)	17	14	15

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$13	$16	$20
Provision for credit losses	11	10	10
Charge-offs, net of recoveries	(12)	(13)	(14)
Effect of translation adjustment	(1)	-	-
Allowance for credit losses at end of period	$11	$13	$16
Allowance as a percentage of ending receivable balance (1)	0.16%	0.17%	0.22%
Charge-offs as a percentage of average receivable balance (1)	0.16%	0.17%	0.18%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$6	$4	$5
As a percentage of ending receivable balance (1), (2)	0.08%	0.06%	0.07%
Operating leases:
Early termination loss on operating leases	$1	$-	$-
Provision for past due operating lease rental payments (3)	-	-	-

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$93	$162	$199
Provision for credit losses	122	40	79
Charge-offs, net of recoveries	(114)	(109)	(116)
Effect of translation adjustment	(1)	-	-
Allowance for credit losses at end of period	$100	$93	$162
Allowance as a percentage of ending receivable balance (1)	0.24%	0.23%	0.42%
Charge-offs as a percentage of average receivable balance (1)	0.27%	0.28%	0.30%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$43	$38	$37
As a percentage of ending receivable balance (1), (2)	0.10%	0.10%	0.10%
Operating leases:
Early termination loss on operating leases	$33	$58	$19
Provision for past due operating lease rental payments (3)	17	14	15

(1)

Ending and average receivable balances exclude the allowance for credit losses, write-down of lease residual values, unearned subvention income related to our incentive financing programs and deferred origination costs. Average receivable balances are calculated based on the average of each month’s ending receivables balance for that fiscal year.

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

In the United States segment, we recognized a provision for credit losses on our finance receivables of $111 million during fiscal year 2014 as compared to $30 million in fiscal year 2013. During fiscal year 2014, the provision for credit losses that we recognized reflects an increase in our allowance for credit losses on our finance receivables of $9 million as compared to a reduction of our allowance for credit losses of $66 million during fiscal year 2013. The increase to our allowance during fiscal year 2014 was attributable primarily to the increase in our finance receivable acquisition volumes. The increase in the provision was also due in part to an increase in net charge-offs of $6 million. Delinquencies as of March 31, 2014 remained low and relatively consistent compared to March 31, 2013. Early termination losses on operating lease assets totaled $32 million during fiscal year 2014 as compared to $58 million during fiscal year 2013. This decrease was the result of reducing our estimate of incurred losses during fiscal year 2014 by $5 million as compared to increasing our estimate during fiscal year 2013 by $27 million. We revised our estimate of losses lower during fiscal year 2014 as actual loss and delinquency performance was better than we anticipated at the beginning of the fiscal year. In the Canada segment, the provision for credit losses increased by $1 million during fiscal year 2014 as compared to fiscal year 2013.

Lease Residual Value Risk

Contractual residual values of lease vehicles are determined at lease inception based on expectations of future used vehicle values, taking into consideration external industry data and our own historical experience. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance) or through market based pricing programs. Returned lease vehicles that are not purchased by the grounding dealers are sold through online and physical auctions. We are exposed to risk of loss on the disposition of returned lease vehicles when the proceeds from the sale of the vehicles are less than the contractual residual values at the end of the lease term.

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

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. There were no events or circumstances that indicated that the carrying values of our operating leases would not be recoverable during the fiscal years ended March 31, 2014, 2013 and 2012.

The following table summarizes our number of lease terminations and the method of disposition:

	Years ended March 31,
	2014	2013	2012
	(Units (1) in thousands)
United States Segment
Termination units:
Purchases at outstanding contractual balance (2)	210	197	191
Sales through auctions and dealer direct programs (3)	135	91	74
Total termination units	345	288	265

Canada Segment
Termination units:
Purchases at outstanding contractual balance (2)	40	43	46
Sales through auctions and dealer direct programs (3)	8	16	16
Total termination units	48	59	62

Consolidated
Termination units:
Purchases at outstanding contractual balance (2)	250	240	237
Sales through auctions and dealer direct programs (3)	143	107	90
Total termination units	393	347	327

(1)	A unit represents one lease that was terminated during the fiscal year shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)	Includes vehicles sold through online auctions, physical auctions, and market based pricing programs direct to dealers.

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

Summary of Outstanding Debt

The table below shows a summary of our outstanding debt by various funding sources:

				Weighted average
				contractual interest rate
	March 31,			March 31,
	2014	2013	2012	2014	2013	2012
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$2,927	$3,805	$2,219	0.15%	0.20%	0.24%
Related party debt	3,225	3,246	3,440	0.14%	0.17%	0.22%
Bank loans	5,389	5,389	5,888	0.71%	1.07%	1.27%
Private U.S. MTN program	12,901	13,433	11,340	1.85%	2.36%	2.76%
Public U.S. MTN program	3,736	-	-	1.08%	-	-
Euro MTN programme	3,788	3,440	5,508	2.52%	3.53%	3.39%
Total unsecured debt	31,966	29,313	28,395
Secured debt	8,062	7,281	6,825	0.65%	0.74%	1.11%
Total debt	$40,028	$36,594	$35,220

Canada Segment
Unsecured debt:
Commercial paper	$1,260	$899	$1,382	1.15%	1.17%	1.08%
Related party debt	1,538	1,474	1,301	1.27%	1.29%	1.28%
Bank loans	1,150	1,253	863	1.80%	2.38%	2.51%
Other debt	1,490	1,571	1,801	2.12%	4.03%	4.97%
Total unsecured debt	5,438	5,197	5,347
Secured debt	168	358	-	1.52%	1.52%	-
Total debt	$5,606	$5,555	$5,347

Consolidated
Unsecured debt:
Commercial paper	$4,187	$4,704	$3,601	0.45%	0.39%	0.56%
Related party debt	4,763	4,720	4,741	0.51%	0.52%	0.51%
Bank loans	6,539	6,642	6,751	0.90%	1.32%	1.43%
Private U.S. MTN program	12,901	13,433	11,340	1.85%	2.36%	2.76%
Public U.S. MTN program	3,736	-	-	1.08%	-	-
Euro MTN programme	3,788	3,440	5,508	2.52%	3.53%	3.39%
Other debt	1,490	1,571	1,801	2.12%	4.03%	4.97%
Total unsecured debt	37,404	34,510	33,742
Secured debt	8,230	7,639	6,825	0.67%	0.78%	1.11%
Total debt	$45,634	$42,149	$40,567

Commercial Paper

As of March 31, 2014, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$1.625 billion ($1.5 billion). The commercial paper programs are supported by committed lines of credit totaling approximately $8.2 billion. See “—Credit Agreements” below. Interest rates on commercial paper are fixed at the time of issuance. During fiscal year 2014, consolidated commercial paper month-end outstanding principal balances ranged from approximately $2.9 billion to $6.1 billion and the outstanding daily balance averaged $4.8 billion.

Related Party Debt

AHFC routinely issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. HCFI routinely issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days. During fiscal year 2014, the consolidated related party debt month-end principal balances ranged from approximately $4.7 billion to $5.1 billion and the outstanding daily balance averaged $4.8 billion.

Bank Loans

During fiscal year 2014, AHFC and HCFI entered into variable interest rate term loan agreements for $500 million and C$250 million ($226 million), respectively. As of March 31, 2014, we had bank loans denominated in U.S. dollars and Canadian dollars with variable interest rates, in principal amounts ranging from approximately $45 million to $600 million. As of March 31, 2014, the remaining maturities of all bank loans outstanding ranged from 235 days to approximately 5.8 years. The weighted average remaining maturities on all bank loans was 2.6 years as of March 31, 2014.

Our bank loans contain customary restrictive covenants, including limitations on liens, limitations on mergers and consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of March 31, 2014, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

U.S. Medium Term Note Programs

Private U.S. Medium Term Note Program

During fiscal year 2014, AHFC issued approximately $3.0 billion aggregate principal amount of notes under the Rule 144A Private U.S. MTN Program (Private U.S. MTNs) with original maturities from approximately one year to three years. As of March 31, 2014, the remaining maturities of Private U.S. MTNs outstanding ranged from 8 days to approximately 7.5 years. The weighted average remaining maturities of Private U.S. MTNs was 2.0 years as of March 31, 2014. Interest rates on the Private U.S. MTNs are fixed or variable. Private U.S. MTNs are issued pursuant to the terms of an issuing and paying agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of March 31, 2014, management believes that AHFC was in compliance with all covenants contained in the Private U.S. MTNs. AHFC no longer intends to issue U.S. medium term notes under the Private U.S. MTN Program. All future U.S. medium term notes are expected to be issued under the Public U.S. Medium Term Note Program described below.

Public U.S. Medium Term Note Program

On August 27, 2013, AHFC became a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act of 1933, as amended. On September 25, 2013, AHFC established a public U.S. medium term note program that registered the offer and sale of up to $5.0 billion in an aggregate principal amount of Medium Term Notes, Series A (Public U.S. MTNs) with the SEC. On February 12, 2014, AHFC increased the maximum aggregate principal amount of Public U.S. MTNs authorized for issuance and sale to $16.0 billion. The Public U.S. MTNs may have original maturities of nine months or more from the date of issue, may be interest bearing with either fixed or variable interest rates, or may be discounted notes. The aggregate principal amount of Public U.S. MTNs offered under this program may be increased from time to time. During fiscal year 2014, AHFC issued $3.75 billion aggregate principal amount of Public U.S. MTNs, with original maturities from approximately one to five years. As of March 31, 2014, the remaining maturities of all Public U.S. MTNs outstanding ranged from 249 days to approximately 4.5 years. The weighted average remaining maturities of all Public U.S. MTNs was 2.6 years as of March 31, 2014.

The Public U.S. MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of March 31, 2014, management believes that AHFC was in compliance with all covenants under the indenture.

Euro Medium Term Note Programme

The $11.0 billion Euro Medium Term Note Programme (Euro MTN) is listed on the Luxembourg Stock Exchange. Since August 8, 2013, AHFC has been the sole issuer under this program. During fiscal year 2014, AHFC issued $1.2 billion principal amount of Euro MTN with original maturities from approximately five to six years. As of March 31, 2014, the remaining maturities of all Euro MTNs outstanding ranged from 78 days to approximately 8.9 years. The weighted average remaining maturities of all Euro MTNs was 2.4 years as of March 31, 2014.

Interest rates on the Euro MTNs are fixed or variable. Euro MTNs are issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2014, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

Details of our outstanding Euro MTNs by currency is as follows:

	March 31,
	2014		2013		2012
	(U.S. dollars in millions)
U.S. dollar	$942	25%	$813	24%	$713	13%
Japanese yen	373	10%	515	15%	1,599	29%
Euro	2,473	65%	2,112	61%	3,196	58%
Total	$3,788	100%	$3,440	100%	$5,508	100%

Other Debt

HCFI issues privately placed Canadian dollar denominated notes. During fiscal year 2014, HCFI issued C$950 million ($860 million) of these notes with an original maturity of 2.2 years to 5.3 years. As of March 31, 2014, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 329 days to approximately 4.7 years. The weighted average remaining maturities of these notes was 3.1 years as of March 31, 2014.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2014, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

Our securitizations are structured to provide credit enhancements to investors in the notes issued by the trusts. Credit enhancements can include the following:

—	Subordinated certificates—which are securities issued by the trusts that are retained by us and are subordinated in priority of payment to the notes.
—	Overcollateralization—which occurs when the principal balance of securitized assets exceed the balance of securities issued by the trust.
—	Excess interest—which allows excess interest collections to be used to cover losses on defaulted loans.
—	Reserve funds—which are restricted cash accounts held by the trusts to cover shortfalls in payments of interest and principal required to be paid on the notes.
—	Yield supplement accounts—which are restricted cash accounts held by the trusts to supplement interest payments on notes.

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

During the fiscal year ended March 31, 2014, we issued notes through asset-backed securitizations totaling $5.8 billion, which were secured by consumer finance receivables with an initial principal balance of $5.9 billion.

Asset-Backed Conduits

In September 2010, we entered into a receivables loan agreement with a bank-sponsored asset-backed commercial paper conduit to allow us access to additional secured funding. Under this agreement, we would transfer finance receivables to funding agents as collateral for debt issued by the funding agents who are contractually committed, at our option, to make advances to us of up to $500 million. This agreement was amended in September 2013 and terminates in September 2014. As of March 31, 2014, we had no amounts outstanding under this agreement. Our ability to obtain funding under this agreement is subject to us having a sufficient amount of assets eligible and any unused portion of this commitment may be terminated if the performance of the underlying assets deteriorates beyond specified levels.

Credit Agreements

We maintain committed lines of credit with various financial institutions. These credit agreements are primarily in place to support our commercial paper programs. If these lines were used, it would be in the form of short-term notes.

In March 2014, AHFC entered into a $3.5 billion 364 day credit agreement which terminates on March 6, 2015 and a $3.5 billion five year credit agreement which terminates on March 7, 2019. At March 31, 2014, no amounts were outstanding or repaid under the AHFC credit agreements. AHFC intends to renew or replace the credit agreements prior to or on their respective termination dates.

In March 2014, HCFI entered into a C$1.3 billion ($1.2 billion) credit agreement which provides that HCFI may borrow up to C$500 million ($445 million) on a one year revolving basis and up to C$800 million ($712 million) on a five-year revolving basis. The one year tranche of the credit agreement terminates on March 24, 2015 and the five year tranche of the credit agreement terminates on March 24, 2019. At March 31, 2014, no amounts were outstanding or repaid under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the termination date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require us to maintain a positive consolidated tangible net worth. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of March 31, 2014, management believes that AHFC and HCFI were in compliance with all covenants contained in the credit agreements.

Keep Well Agreements

HMC has entered into separate keep well agreements with AHFC and HCFI. Pursuant to the Keep Well Agreements, HMC has agreed to, among other things:

—

own and hold, at all times, directly or indirectly, at least 80% of each of AHFC’s and HCFI’s issued and outstanding shares of voting stock and not pledge, directly or indirectly, encumber, or otherwise dispose of any such shares or permit any of HMC’s subsidiaries to do so, except to HMC or wholly owned subsidiaries of HMC;

—

cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

—

ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective keep well agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of March 31, 2014 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of approximately $16 million, $15 million and $16 million during fiscal years 2014, 2013 and 2012, respectively, pursuant to this support compensation agreement.

For additional information, refer to “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and AHFC Keep Well Agreement” and “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and HCFI Keep Well Agreement.”

Indebtedness of Consolidated Subsidiaries

As of March 31, 2014, AHFC and its consolidated subsidiaries had approximately $53.9 billion of outstanding indebtedness and other liabilities, including current liabilities, of which approximately $14.5 billion consisted of indebtedness and liabilities of our consolidated subsidiaries, and none of AHFC’s consolidated subsidiaries had outstanding any preferred equity.

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

All derivative financial instruments are recorded on our consolidated balance sheet as assets or liabilities, and carried at fair value. Changes in the fair value of derivatives are recognized in our consolidated statement of income in the period of the change. Since we do not elect to apply hedge accounting, the impact to earnings resulting from these valuation adjustments as reported under GAAP is not representative of our result of operations as evaluated by management. Realized gains and losses on derivative instruments, net of realized gains and losses on foreign currency denominated debt, are included in the measure of net revenues when we evaluate segment performance. Refer to Note 15—Segment Information of Notes to Consolidated Financial Statements for additional information about segment information and Note 5—Derivative Instruments of Notes to Consolidated Financial Statements for additional information on derivative instruments.

Off-Balance Sheet Arrangements

We are not a party to off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, by fiscal year payment period, as of March 31, 2014.

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
	(U.S. dollars in millions)
Debt obligations (1)	$45,705	$22,333	$7,007	$8,624	$2,505	$2,948	$2,288
Interest payments on debt (2)	1,524	504	331	256	183	148	102
Operating lease obligations	30	8	4	3	3	2	10
Total	$47,259	$22,845	$7,342	$8,883	$2,691	$3,098	$2,400

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of March 31, 2014.

(2)	Interest payments on variable rate and foreign currency denominated debt based on the applicable variable rates and/or exchange rates as of March 31, 2014.

The obligations in the above table do not include certain lending commitments to dealers since the amount and timing of future payments is uncertain. Refer to Note 9—Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information on these commitments.

Our contractual obligations on derivative instruments are also excluded from the table above because our future cash obligations under these contracts are inherently uncertain. We recognize all derivative instruments on our consolidated balance sheet at fair value. The amounts recognized as fair value do not represent the amounts that will be ultimately paid or received upon settlement under these contracts. Refer to Note 5—Derivative Instruments of Notes to Consolidated Financial Statements for additional information on derivative instruments.

New Accounting Standards

Refer to Note 1(o) —Recently Adopted Accounting Standards and Note 1(p)—Recently Issued Accounting Standards of Notes to Consolidated Financial Statements.

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

Refer to Note 1(e)—Finance Receivables, Note 1(f)—Investment in Operating Leases and Note 1(i)—Vehicles Held for Disposition of Notes to Consolidated Financial Statements for additional information regarding charge-offs or write-downs of contractual balances of retail and dealer finance receivables and operating leases.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the fiscal year ended March 31, 2014, our provision for credit losses would have increased by approximately $21 million. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve month period ended March 31, 2014, we would have recognized an additional $9 million in early termination losses in our consolidated statement of income during the period.

Determination of Lease Residual Values

Contractual residual values of lease vehicles are determined at lease inception based on expectations of future used vehicle values, taking into consideration external industry data and our own historical experience. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance) or through market based pricing programs. Returned lease vehicles that are not purchased by the grounding dealer are sold through online and physical auctions. We are exposed to risk of loss on the disposition of returned lease vehicles when the proceeds from the sale of the vehicles are less than the contractual residual values at the end of lease term. We assess our estimates for end of term market values of the leased vehicles, at minimum, on a quarterly basis. The primary factors affecting the estimates are the percentage of leased vehicles that we expect to be returned by the lessee at the end of lease term and the expected loss severity. Factors considered in this evaluation include, among other factors, economic conditions, historical trends and market information on new and used vehicles.

For operating leases, adjustments to estimated residual values are made on a straight-line basis over the remaining term of the lease and are included as depreciation expense. For direct financing leases, downward adjustments for declines in estimated residual values deemed to be other-than-temporary are recognized as a loss on lease residual values in the period in which the estimate changed.

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of March 31, 2014 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $48 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $7 million in depreciation expense, which would be recognized over the remaining lease terms. Similarly, if the future estimated auction values were to decrease by $100 per unit and future return rates were to increase by one percentage point from our current estimates for all direct financing leases as of March 31, 2014, we would have recognized an increase of approximately $2 million and less than $1 million in losses on lease residual values, respectively. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of March 31, 2014. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Our financial condition, cash flows, and results of operations depend on the extent to which we effectively identify and manage these risks. The principal types of risk to our business include:

—

Interest rate risk arising from changes in interest rates related to our funding, investing, and cash management activities. Our assets consist primarily of fixed rate receivables and operating lease assets, however, our liabilities consist of both variable and fixed rate debt. We utilize interest rate and basis swaps to mitigate the impact of interest rate movements on our cash flows and net interest margins.

—

Exchange rate risk arising from changes in value of our foreign currency denominated debt in response to fluctuations in exchange rates of various currencies, including, without limitation, the U.S. dollar, the Canadian dollar, the Euro, and the Japanese yen. We enter into cross currency swaps concurrently with the issuance of this debt to convert all interest and principal payments to either of our functional currencies, which is United States dollars in the United States segment and Canadian dollars in the Canadian segment, which effectively eliminates our foreign currency exchange rate risks.

—

Counterparty risk arising primarily with our derivative contracts. To manage this risk, we limit our exposure to counterparties in accordance with credit rating related guidelines. We also enter into master netting agreements which help to mitigate our exposure to loss in the case of defaults. Except in very limited circumstances involving counterparties with consolidated securitization trusts, we generally have not entered into credit support agreements with our counterparties.

To provide a quantitative measure of the sensitivity of interest rate movements on our pre-tax cash flows, we have estimated the effect of a hypothetical 100 basis point increase and decrease to benchmark interest rates on our variable rate financial instruments for the 12 month periods ending March 31, 2015 and 2014 below.

	Impact on pre-tax cash flows for the 12 months ending March 31,
Hypothetical change in interest rate	2015	2014
100 basis point increase	$45 million increase	$30 million increase
100 basis point decrease	$30 million decrease	$26 million decrease

The increase to the impact on pre-tax cash flows for the period ending March 31, 2015 was due to an increase in instruments receiving variable rates, net of instruments paying variable rates, as of March 31, 2014 compared to March 31, 2013. Our estimates were based upon our existing receivables, debt, and derivatives as of March 31, 2014 and 2013. We do not include any assumptions for reinvestment of maturing assets and refinancing of maturing debt. The estimates for a 100 basis point decrease assume that rates cannot fall below zero percent.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, the accompanying notes to consolidated financial statements, and the Report of Independent Registered Public Accounting Firm that are filed as part of this Form 10-K are listed under “Part IV, Item 15. Exhibits, Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the Signatures page of this Form 10-K.

The required supplementary financial information is disclosed in Note 16—Selected Quarterly Financial Data (Unaudited) of Notes to Consolidated Financial Statements.

Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Managements Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies. We will include our initial management report on internal control over financial reporting in our second annual report on Form 10-K for the fiscal year ending March 31, 2015.

In addition, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC applicable to non-accelerated filers.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item  10. Directors, Executive Officers and Corporate Governance

We have omitted this section pursuant to General Instruction I(2) of Form 10-K.

Item  11. Executive Compensation

We have omitted this section pursuant to General Instruction I(2) of Form 10-K.

Item  12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have omitted this section pursuant to General Instruction I(2) of Form 10-K.

Item  13. Certain Relationships and Related Transactions, and Director Independence

We have omitted this section pursuant to General Instruction I(2) of Form 10-K.

Item  14. Principal Accounting Fees and Services

The following table represents aggregate costs for fees and services provided to us by our independent registered public accounting firm, KPMG LLP.

	Years ended March 31,
	2014	2013
	(U.S. dollars in thousands)
Audit fees	$6,914	$6,531
Audit-related fees	236	265
Tax fees	-	-
All other fees	-	-
Total fees	$7,150	$6,796

Audit fees are for audit services, which are professional services provided by independent auditors for the audit or review of our financial statements or for services that are normally provided by independent auditors with respect to any submissions required under applicable laws and regulations.

Audit-related fees are for audit-related services, which are assurance and related services by independent auditors that are reasonably related to the performance of the audit or review of our financial statements and other related services. This category includes fees for agreed upon procedures related to our securitization transactions.

Auditor Pre-Approval Policy

The Company complies with pre-approval policies and procedures established by HMC which list particular audit services and non-audit services that may be provided. None of the services provided were waived from pre-approval requirements pursuant to paragraph (c)(7)(i)(C) of Rule 2-01of Regulation S-X.

PART IV

Item  15. Exhibits, Financial Statement Schedules

(1) Our consolidated financial statements, the accompanying notes to consolidated financial statements, and the Report of Independent Registered Public Accounting Firm that are filed as part of this Form 10-K are set forth beginning on page F-1 immediately following the Signatures page of this Form 10-K.

(2) Financial statement schedules have been omitted because they are not applicable, the information required to be contained in them is disclosed in Note 2—Finance Receivables of Notes to Consolidated Financial Statements or the amounts involved are not sufficient to require submission.

(3) See the Exhibit Index beginning on page E-1 of this Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 20, 2014

AMERICAN HONDA FINANCE CORPORATION
By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Narutoshi Wakiyama	President and Director (Principal Executive Officer)	June 20, 2014
Narutoshi Wakiyama
/s/ Shinji Kubaru	Vice President, Treasurer and Director (Principal Financial Officer)	June 20, 2014
Shinji Kubaru
/s/ Paul C. Honda	Vice President and Assistant Secretary (Principal Accounting Officer)	June 20, 2014
Paul C. Honda
/s/ David W. Paul	Vice President, Risk Management Officer and Director	June 20, 2014
David W. Paul
Chairman and Director
Takuji Yamada
Director
John Mendel

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

For the fiscal year ended March 31, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors

American Honda Finance Corporation:

We have audited the accompanying consolidated balance sheets of American Honda Finance Corporation, a wholly owned subsidiary of American Honda Motor Co., Inc., and subsidiaries (the Company), as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Honda Finance Corporation and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

June 20, 2014

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share amounts)

	March 31,
	2014	2013
Assets
Cash and cash equivalents	$138	$149
Finance receivables, net	41,700	39,504
Investment in operating leases, net	21,230	19,348
Due from Parent and affiliated companies	109	77
Income taxes receivable	91	84
Vehicles held for disposition	133	126
Other assets	736	623
Derivative instruments	159	177
Total assets	$64,296	$60,088
Liabilities and Equity
Debt:
Commercial paper	$4,187	$4,704
Related party debt	4,763	4,720
Bank loans	6,539	6,642
Medium term note programs	20,425	16,873
Other debt	1,490	1,571
Secured debt	8,230	7,639
Total debt	45,634	42,149
Due to Parent and affiliated companies	95	70
Accrued interest expense	127	181
Income taxes payable	21	-
Deferred income taxes	6,664	6,633
Other liabilities	1,255	1,231
Derivative instruments	107	234
Total liabilities	53,903	50,498
Commitments and contingencies
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of March 31, 2014 and 2013	1,366	1,366
Retained earnings	8,306	7,422
Accumulated other comprehensive income	27	88
Total shareholder’s equity	9,699	8,876
Noncontrolling interest in subsidiary	694	714
Total equity	10,393	9,590
Total liabilities and equity	$64,296	$60,088
The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 10 for additional information.

	March 31,
	2014	2013

Finance receivables, net	$8,177	$7,582
Vehicles held for disposition	4	5
Other assets	277	234
Total assets	$8,458	$7,821

Secured debt	$8,230	$7,639
Accrued interest expense	2	2
Total liabilities	$8,232	$7,641

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions)

	Years ended March 31,
	2014	2013	2012
Revenues:
Direct financing leases	$188	$218	$242
Retail	1,368	1,426	1,610
Dealer	116	108	85
Operating leases	4,314	4,008	3,700
Total revenues	5,986	5,760	5,637
Depreciation on operating lease	3,408	3,038	2,637
Interest expense	637	806	847
Net revenues	1,941	1,916	2,153
Gain on disposition of lease vehicles	37	59	102
Other income	116	118	106
Total net revenues	2,094	2,093	2,361
Expenses:
General and administrative expenses	387	365	366
Provision for credit losses	139	54	94
Early termination loss on operating leases	33	58	19
Loss on lease residual values	4	9	18
(Gain)/Loss on derivative instruments	(25)	143	(30)
(Gain)/Loss on foreign currency revaluation of debt	111	(188)	(96)
Total expenses	649	441	371
Income before income taxes	1,445	1,652	1,990
Income tax expense	489	650	722
Net income	956	1,002	1,268
Less: Net income attributable to noncontrolling interest	72	61	62
Net income attributable to American Honda Finance Corporation	$884	$941	$1,206

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in millions)

	Years ended March 31,
	2014	2013	2012
Net income	$956	$1,002	$1,268
Other comprehensive loss:
Foreign currency translation adjustment	(117)	(27)	(36)
Comprehensive income	839	975	1,232
Less: Comprehensive income attributable to noncontrolling interest	16	48	45
Comprehensive income attributable to American Honda Finance Corporation	$823	$927	$1,187

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	income	stock	interest
Balance at March 31, 2011	$7,383	$5,275	$121	$1,366	$621
Net income	1,268	1,206	-	-	62
Other comprehensive loss	(36)	-	(19)	-	(17)
Balance at March 31, 2012	$8,615	$6,481	$102	$1,366	$666
Net income	1,002	941	-	-	61
Other comprehensive loss	(27)	-	(14)	-	(13)
Balance at March 31, 2013	$9,590	$7,422	$88	$1,366	$714
Net income	956	884	-	-	72
Other comprehensive loss	(117)	-	(61)	-	(56)
Dividends declared to noncontrolling interest	(36)	-	-	-	(36)
Balance at March 31, 2014	$10,393	$8,306	$27	$1,366	$694

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Years ended March 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$956	$1,002	$1,268
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(37)	286	93
Loss on lease residual values and provision for credit losses	143	63	112
Early termination loss on operating leases	33	58	19
Depreciation and amortization	3,415	3,044	2,645
Accretion of unearned subsidy income	(1,039)	(1,005)	(932)
Amortization of deferred dealer participation and IDC	336	346	332
Gain on disposition of lease vehicles and fixed assets	(37)	(60)	(102)
Deferred income tax expense	51	285	854
Changes in operating assets and liabilities:
Income taxes receivable/payable	15	(51)	(22)
Other assets	(108)	(25)	134
Accrued interest/discounts on debt	28	18	5
Other liabilities	84	119	10
Due to/due from Parent and affiliated companies	(9)	20	78
Net cash provided by operating activities	3,831	4,100	4,494
Cash flows from investing activities:
Finance receivables acquired	(21,147)	(18,655)	(18,085)
Principal collected on finance receivables	17,965	17,464	17,589
Net change in wholesale loans	(42)	(926)	(42)
Purchase of operating lease vehicles	(11,523)	(9,801)	(8,862)
Disposal of operating lease vehicles	6,041	5,002	4,691
Cash received for unearned subsidy income	1,149	1,001	1,057
Other investing activities, net	(52)	(13)	(121)
Net cash used in investing activities	(7,609)	(5,928)	(3,773)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	41,902	34,642	39,259
Paydown of commercial paper	(42,326)	(33,511)	(40,291)
Proceeds from issuance of related party debt	45,267	44,798	51,872
Paydown of related party debt	(45,093)	(44,788)	(52,442)
Proceeds from issuance of medium term notes and other debt	9,840	7,189	8,894
Paydown of medium term notes and other debt	(6,384)	(7,312)	(8,943)
Proceeds from issuance of secured debt	5,735	5,722	5,108
Paydown of secured debt	(5,139)	(4,925)	(4,185)
Dividend paid	(34)	-	-
Net cash provided by/(used in) financing activities	3,768	1,815	(728)
Effect of exchange rate changes on cash and cash equivalents	(1)	1	2
Net decrease in cash and cash equivalents	(11)	(12)	(5)
Cash and cash equivalents at beginning of year	149	161	166
Cash and cash equivalents at end of year	$138	$149	$161
Supplemental disclosures of cash flow information:
Interest paid	$654	$801	$828
Income taxes paid/(received)	445	419	(200)

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Business and Significant Accounting Policies

American Honda Finance Corporation (AHFC) is a wholly owned subsidiary of American Honda Motor Co., Inc. (AHM or the Parent). Honda Canada Finance Inc. (HCFI) is a majority-owned subsidiary of AHFC. Noncontrolling interest in HCFI is held by Honda Canada Inc. (HCI), an affiliate of AHFC. AHM is a wholly owned subsidiary and HCI is an indirect wholly owned subsidiary of Honda Motor Co., Ltd. (HMC). AHM and HCI are the sole authorized distributors of Honda and Acura products, including motor vehicles, parts, and accessories in the United States and Canada.

Unless otherwise indicated by the context, all references to the “Company” include AHFC and its consolidated subsidiaries (refer Note 1(b) Principles of Consolidation below), and references to “AHFC” refer solely to American Honda Finance Corporation (excluding AHFC’s subsidiaries).

The Company provides various forms of financing to authorized dealers of Honda and Acura products and their customers in the United States and Canada. The Company also finances a limited number of vehicles other than Honda and Acura products. The Company’s financing products include the following categories:

Retail Loans – The Company acquires retail installment contracts from dealers who originate the contracts with consumers. Retail loans are collateralized by liens on the related vehicles or equipment. Retail loan terms range primarily from two to six years.

Retail Leases – The Company acquires closed-end vehicle lease contracts between authorized dealers and their customers. The dealer assigns all of its rights, title, and interest in the lease and motor vehicle to the Company upon acquisition. Lease terms range primarily from two to five years.

Dealer Loans – The Company provides wholesale and commercial loans to dealers. Wholesale loans are used by dealers to finance the purchase of inventory. The Company retains purchase money security interest in all inventory financed; however, the Company has no right to recover a product sold to consumers in the ordinary course of business. The Company has entered into agreements with AHM and HCI, which provide for the repurchase of new, unused, and unregistered vehicles or equipment repossessed by the Company from a dealer who defaults on a wholesale loan. Commercial loans are used primarily for financing dealership property and working capital purposes. Commercial loans are generally secured by the associated properties, as well as corporate or personal guarantees from, or on behalf of, the related dealer’s principals.

The Company’s finance receivables and investment in operating leases are geographically diversified throughout the United States and Canada.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and revenues and expenses for the applicable periods. Those estimates include, among other things, the residual value estimates of lease vehicles and estimates for the allowances for credit losses and early termination losses on operating leases. Actual results could differ significantly from these estimates.

(a)	Business Risks

The Company’s business is substantially dependent upon the sale of Honda and Acura products. The financing business is also highly competitive. The Company’s competitors and potential competitors include national, regional, and local finance companies and other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, and credit unions. The Company’s future profitability will be largely dependent upon its ability to provide cost-competitive, quality financial products and services to its customers and to the availability and cost of its capital in relation to that of its competitors. The Company’s liquidity is largely dependent on access to credit markets. The Company has been able to meet funding needs through diversified funding sources.

Higher than expected credit losses and lower than anticipated lease residual values due to prolonged periods of negative economic and market conditions can adversely affect the Company’s financial position, results of operations, and related cash flows. The Company manages these risks with purchasing and residual value setting standards, collection efforts, and lease remarketing programs. Refer to Note 1(g) for additional discussion on the allowance for credit losses and Note 1(h) for additional discussion on the determination of lease residual values.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company is exposed to market risks, principally interest rate and foreign currency risks, and utilizes derivative instruments to manage those risks. Although the use of derivative instruments mitigates a substantial portion of these risks, not all risk is eliminated. Refer to Note 1(n) for additional discussion on derivative instruments.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of AHFC and its subsidiaries. All subsidiaries are wholly owned, except for HCFI, which is majority-owned (52.33% as of March 31, 2014 and 2013).

The Company also consolidates variable interest entities (VIEs) where the Company is the primary beneficiary. All consolidated VIEs are statutory trusts formed by the Company to accommodate securitization structures.

All significant intercompany balances and transactions have been eliminated upon consolidation.

(c)	Comprehensive Income

Comprehensive income consists of net income and the effect of foreign currency translation adjustments and is presented in the consolidated statements of comprehensive income.

(d)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term, highly liquid investments with original maturities of three months or less.

(e)	Finance Receivables

Finance receivables include retail loan, direct financing lease, and dealer loan portfolio segments. The retail loan portfolio segment consists of retail installment contracts with consumers. The direct financing lease portfolio segment consists of closed-end vehicle lease contracts with consumers. The dealer loan portfolio segment consists of wholesale and commercial loans with dealers.

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. As of March 31, 2014 and 2013, all finance receivables were classified as held-for-investment and reported at amortized cost.

Retail and dealer loans include the outstanding principal balance, allowance for credit losses, unearned origination fees, and deferred origination costs. Direct financing leases include the gross receivable balances, unearned interest income, write-down of lease residual values, allowance for credit losses, unearned origination fees, and deferred origination costs. Origination fees include payments received from AHM and HCI for incentive programs (refer to Note 6 regarding these related party transactions). For a limited number of contracts, origination fees include payments received from dealers to buy down the interest rates charged to their customers. Origination costs include initial direct origination costs (IDC) and payments made to dealers for rate participation.

Revenue on finance receivables includes contractual interest income, accretion of origination fees, and amortization of origination costs. Interest income on retail and dealer loans is accrued as earned using the simple interest method. Unearned interest income on direct financing leases is recognized as finance revenue over the term of the lease using the interest method. Origination fees and costs are recognized as revenue using the interest method over the contractual life of the finance receivables. The recognition of finance revenue on retail loans and leases is discontinued when the underlying collateral is repossessed or accounts are charged off. The recognition of finance revenue on dealer loans is discontinued when it has been determined the Company will be unable to collect all principal and interest payments.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Retail loans and leases are considered delinquent if more than 10% of a scheduled payment is contractually past due on a cumulative basis. Dealer loans are considered delinquent when any payment is contractually past due. The contractual balance of retail loans and leases, including accrued interest and fees, are automatically charged off when they become 120 days past due or earlier if they have been specifically identified as uncollectible. Dealer loans are charged off when they have been individually identified as uncollectible. Charge-offs of loan and lease balances, including uncollected interest and fees, are recognized as a reduction to the allowance for credit losses. Subsequent recoveries of amounts previously charged off are credited to the allowance.

(f)	Investment in Operating Leases

The investment in operating leases is reported at cost, less accumulated depreciation and net of unearned origination fees and deferred origination costs. Origination fees include payments received from AHM for incentive programs (refer to Note 6 regarding these related party transactions). For a limited number of contracts, origination fees include payments received from dealers to buy down the rental charges. Origination costs include payments made for dealer participation. Operating lease revenue is recognized on a straight-line basis over the lease term. Operating lease revenue includes accretion of origination fees and is net of amortization of origination costs, which are also recognized on a straight-line basis over the lease term. Operating lease vehicles are depreciated on a straight-line basis over the lease term to the estimated residual value. Refer to Note 1(h) regarding the determination of lease residual values.

A portion of the Company’s operating leases is expected to terminate prior to their scheduled maturities when lessees default on their contractual obligations. Losses are generally realized upon the disposition of the repossessed operating lease vehicles. The methodologies used to determine the estimated losses are similar to the methodologies used to determine the allowance for credit losses on consumer finance receivables. Operating leases are collectively evaluated to determine the estimated losses incurred. Estimated early termination losses are recognized as a reduction to the carrying value of operating lease assets.

A review for impairment of the Company’s operating lease assets is performed whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Generally, an impairment condition is determined to exist if estimated undiscounted cash flows from the use and eventual disposition of the asset is lower than the carrying value. For the purposes of testing for impairment, operating lease assets are grouped at the lowest level the Company can reasonably estimate cash flows. When impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values.

(g)	Allowance for Credit Losses

The allowance for credit losses is management’s estimate of probable losses incurred on finance receivables and is evaluated, at minimum, on a quarterly basis. The retail loan and direct financing lease portfolio segments consist primarily of pools of homogeneous loans and leases with relatively small balances, which are collectively evaluated for impairment. Dealer loans are individually evaluated for impairment when specifically identified as impaired. Dealer loans that have not been specifically identified as impaired are collectively evaluated. An allowance for credit losses is also maintained for estimated losses on past due operating lease rental payments.

(h)	Determination of Lease Residual Values

Contractual residual values of lease vehicles are determined at lease inception based on expectations of future used vehicle values, taking into consideration external industry data and the Company’s own historical experience. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance) or through market based pricing programs. Returned lease vehicles that are not purchased by the grounding dealers are sold through online and physical auctions. The Company is exposed to risk of loss on the disposition of returned lease vehicles when the proceeds from the sale of the vehicles are less than the contractual residual values at the end of lease term. The Company assesses the estimated end of term market values of the lease vehicles, at minimum, on a quarterly basis. The primary factors affecting the estimates are the percentage of leased vehicles the Company expects to be returned by the lessee at the end of lease term and the expected loss severity. Factors considered in this evaluation include, among other factors, economic conditions, historical trends, and market information on new and used vehicles.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For operating leases, adjustments to the estimated residual values are made on a straight-line basis over the remaining term of the lease and are included as depreciation expense. For direct financing leases, downward adjustments for declines in estimated residual values deemed to be other-than-temporary are recognized as a loss in the period in which the estimate changed.

(i)	Vehicles Held for Disposition

Vehicles held for disposition consist of returned and repossessed vehicles. The vehicles are either sold at used vehicle auctions or purchased by dealers, usually within two months of return or repossession. The vehicles are valued at the lower of their carrying value or estimated fair value, less estimated disposition costs. For returned vehicles, valuation adjustments are recorded as a charge against the gain on disposition of lease vehicles. Valuation adjustments made for repossessed collateral of finance receivables and operating leases are recognized as charges to the allowance for credit loss and estimated early termination losses on operating leases, respectively.

(j)	Vehicle Service Contract Administration

AHFC performs administrative services for vehicle service contracts (VSC) issued by AHM and its subsidiary, American Honda Protection Products Corporation. AHFC receives fees for performing the services, which are recognized in other income over the lives of the underlying contracts, proportionate to the anticipated amount of service to be performed. HCFI performs marketing services for vehicle service contracts issued by HCI. HCFI receives fees for performing the services, which are recognized in other income.

(k)	Securitizations and Variable Interest Entities

The Company enters into securitization transactions for funding purposes. Securitization transactions involve transferring pools of the Company’s retail loans to statutory trusts. The trusts are special purpose entities formed by the Company to accommodate securitization structures. Securitization trusts have the limited purpose of acquiring assets, issuing asset-backed securities, and making payments on the securities. Assets transferred to securitization trusts are considered to be legally isolated from the Company and the claims of the Company’s creditors. The Company continues to service the retail loans transferred to the trusts. Investors in the notes issued by the trusts only have recourse to the assets of the trusts and do not have recourse to the general credit of the Company.

The Company’s securitizations are structured to provide credit enhancements to investors in notes issued by the trusts. Credit enhancements can include the following:

Subordinated certificates – Securities issued by the trusts, which are retained by the Company and are subordinated in priority of payment to the notes.

Overcollateralization – Principal balance of securitized assets exceed the balance of securities issued by the trust.

Excess interest – Excess interest collections can be used to cover losses on defaulted loans.

Reserve funds – Restricted cash accounts held by the trusts to cover shortfalls in payments of interest and principal required to be paid on the notes.

Yield supplement accounts – Restricted cash accounts held by the trusts to supplement interest payments on notes.

The securitization trusts formed by the Company are VIEs, which are required to be consolidated by their primary beneficiary. The Company is considered to be the primary beneficiary of these trusts due to (i) the power to direct the activities of the trusts that most significantly impact the trusts’ economic performance through its role as servicer, and (ii) the obligation to absorb losses or the right to receive residual returns that could potentially be significant to the trusts through the subordinated certificates and residual interest retained.

Consolidation of these trusts results in the securitization transactions being accounted for as on-balance sheet secured financings. The securitized receivables remain on the consolidated balance sheet of the Company along with the notes issued by the trusts. The notes are secured solely by the assets of the trusts and not by any other assets of the Company. The assets of the trusts are the only source of funds for repayment on the notes. Restricted cash accounts held by the trusts can only be used to support payments on the notes. The restricted cash accounts are included in the Company’s consolidated balance sheet in other assets. Company recognizes finance revenue and provisions for credit losses on the securitized receivables and interest expense on the related secured debt.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(l)	Income Taxes

The Company’s U.S. entities are included in the consolidated U.S. federal and many consolidated or combined state and local income tax returns of the Parent, though in some cases the Company files separately as required by certain state and local jurisdictions. The Company provides its share of the consolidated or combined income tax on a modified separate return basis pursuant to an intercompany income tax allocation agreement  that it has entered into with the Parent. The Company files a separate California return based on California’s worldwide income and apportionment rules. To the extent the Company’s U.S. entities have taxable losses in its consolidated federal, and consolidated or combined state and local tax returns, a benefit will be recognized to the extent that it is more likely than not that these losses will be utilized by the consolidated or combined return group in the current or future year and thus would be subject to current or future reimbursement by the Parent under the terms of the intercompany tax allocation agreement. To the extent such losses are attributable to a state where the Company files a separate return, a benefit for such losses would be recognized to the extent such losses are more likely than not to be utilized in the future. All but an insignificant amount of the federal and state taxes payable or receivable shown on the consolidated balance sheets are due to or from the Parent, pursuant to the intercompany tax allocation agreement.

The Company’s Canadian subsidiary, HCFI, files Canadian federal and provincial income tax returns based on the separate legal entity financial statements. HCFI does not file U.S. federal, state, or local income tax returns. Consequently, HCFI does not participate in the intercompany tax allocation agreement that the Company has with the Parent.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period in which the enactment date occurs. A valuation allowance is provided to offset deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In addition, tax benefits related to positions considered uncertain are recognized only if, based on the technical merits of the issue, the Company believes that it is more likely than not to sustain the position and then at the largest amount that is greater than 50% likely to be realized upon ultimate settlement.

(m)	Foreign Currency Translation

Upon consolidation, the assets and liabilities of HCFI are translated at year-end exchange rates, and the revenues and expenses are translated at the average rates of exchange during the respective years. The resulting translation adjustment is included in other comprehensive income and the cumulative translation adjustment is reported as a separate component of equity in accumulated other comprehensive income and noncontrolling interest.

Foreign currency denominated debt is translated at year-end exchange rates, and the foreign currency transaction gains and losses are recognized through earnings.

(n)	Derivative Instruments

The Company utilizes derivative instruments to manage exposures to interest rate and foreign currency risks. The Company’s assets consist primarily of fixed rate receivables and operating lease assets. The Company’s liabilities consist of both floating and fixed rate debt, denominated in various currencies. Interest rate and basis swaps are used to match the interest rate characteristics of the Company’s assets and debt. Currency swaps are used to manage currency risk exposure on foreign currency denominated debt. Derivative instruments are not used for trading or any other speculative purposes.

All derivative financial instruments are recorded on the consolidated balance sheets at fair value. The Company has elected to net derivative asset and liability positions by counterparty when the right of set-off exists under legally enforceable master netting agreements. The resulting net fair value is presented on the consolidated balance sheets as either assets or liabilities. Except in very limited circumstances involving counterparties with consolidated securitization trusts, the Company generally has not entered into credit support (collateral) agreements with its counterparties. Changes in the fair value of derivatives are recognized in earnings in the period of the change.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(o)	Recently Adopted Accounting Standards

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

(p)	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. This guidance will be effective for the Company beginning in fiscal year 2018. The Company is currently assessing the impact on the consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC Topic 740, Income Taxes. The amendment requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available at the reporting date under the tax law, and the entity intends to use the deferred tax asset for such purpose. The amendment should be applied prospectively and does not require new recurring disclosures. The Company will adopt this amendment in the first quarter of fiscal year 2015. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

(2)	Finance Receivables

Finance receivables consisted of the following:

	March 31, 2014
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$2,997	$35,045	$4,372	$42,414
Allowance for credit losses	(4)	(95)	(1)	(100)
Write-down of lease residual values	(21)	-	-	(21)
Unearned interest income and fees	(114)	-	-	(114)
Deferred dealer participation and IDC	7	428	-	435
Unearned subsidy income	(143)	(771)	-	(914)
	$2,722	$34,607	$4,371	$41,700

	March 31, 2013
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$3,744	$32,320	$4,208	$40,272
Allowance for credit losses	(5)	(88)	-	(93)
Write-down of lease residual values	(36)	-	-	(36)
Unearned interest income and fees	(146)	-	-	(146)
Deferred dealer participation and IDC	9	405	-	414
Unearned subsidy income	(208)	(699)	-	(907)
	$3,358	$31,938	$4,208	$39,504

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Finance receivables include retail loans with principal balances of $8.3 billion and $7.7 billion as of March 31, 2014 and 2013, respectively, that have been sold for legal purposes in securitization transactions that do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 10 for additional information.

Contractual maturities of direct financing lease and retail loans at March 31, 2014 were as follows:

	Lease	Retail
	(U.S. dollars in millions)
Fiscal year ending March 31:
2015	$858	$10,548
2016	909	9,203
2017	748	7,218
2018	354	4,961
2019	128	2,455
Thereafter	-	660
Total	$2,997	$35,045

It is the Company’s experience that a portion of the finance receivable portfolio generally is repaid before contractual maturity dates. Aggregate contractual maturities, as shown above for direct financing lease and retail finance receivables, should not be regarded as a forecast of future cash collections.

The uninsured portions of the lease residual values were $433 million and $525 million at March 31, 2014 and 2013, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $26 million, $22 million and $19 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

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

Consumer finance receivables in the retail loan and direct financing lease portfolio segments are collectively evaluated for impairment. Delinquencies and losses are continuously monitored and this historical experience provides the primary basis for estimating the allowance. Management utilizes various methodologies when estimating the allowance for credit losses including models, which incorporate vintage loss and delinquency migration analysis. These models take into consideration attributes of the portfolio including loan-to-value ratios, internal and external credit scores, and collateral types. Market and economic factors such as used vehicle prices, unemployment rates, and consumer debt service burdens are also incorporated when estimating losses.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There were no modifications to dealer loans that constituted troubled debt restructurings during the fiscal years ended March 31, 2014 and 2012. Dealer loans totaling $7 million were modified during the fiscal year ended March 31, 2013 that constituted troubled debt restructurings. No impairment losses were recognized as the modifications extended the maturity of the loans and did not involve a reduction of principal, accrued interest, or stated interest rates. The period of deferral was considered to be more than insignificant and the interest rates were not adjusted to reflect the extension in maturities.

The Company generally does not grant concessions on consumer finance receivables that are considered to be troubled debt restructurings other than modifications of retail loans in reorganization proceeding pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the fiscal years ended March 31, 2014, 2013 and 2012. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered to be troubled debt restructurings since the deferrals are deemed to be insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Year ended March 31, 2014
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance	$5	$88	$-	$93
Provision	3	117	2	122
Charge-offs	(5)	(200)	(1)	(206)
Recoveries	1	91	-	92
Effect of translation adjustment	-	(1)	-	(1)
Ending balance	$4	$95	$1	$100
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$1	$1
Collectively evaluated for impairment	4	95	-	99
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$9	$9
Collectively evaluated for impairment	2,747	34,702	4,363	41,812

	Year ended March 31, 2013
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance	$6	$155	$1	$162
Provision	4	35	1	40
Charge-offs	(6)	(200)	(2)	(208)
Recoveries	1	98	-	99
Effect of translation adjustment	-	-	-	-
Ending balance	$5	$88	$-	$93
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	5	88	-	93
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$17	$17
Collectively evaluated for impairment	3,399	32,026	4,191	39,616

	Year ended March 31, 2012
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance	$9	$187	$3	$199
Provision	2	78	(1)	79
Charge-offs	(7)	(223)	(1)	(231)
Recoveries	2	113	-	115
Effect of translation adjustment	-	-	-	-
Ending balance	$6	$155	$1	$162
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	6	155	1	162
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	3,473	31,333	3,250	38,056

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 – 59 days	60 – 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
March 31, 2014
Retail loans:
New auto	$140	$18	$6	$164	$29,611	$29,775
Used and certified auto	54	7	2	63	3,837	3,900
Motorcycle and other	10	3	2	15	1,012	1,027
Total retail	204	28	10	242	34,460	34,702
Direct financing lease	10	2	1	13	2,734	2,747
Dealer loans:
Wholesale flooring	1	-	2	3	3,765	3,768
Commercial loans	-	-	-	-	604	604
Total dealer loans	1	-	2	3	4,369	4,372
Total finance receivables	$215	$30	$13	$258	$41,563	$41,821

March 31, 2013
Retail loans:
New auto	$126	$17	$5	$148	$26,412	$26,560
Used and certified auto	54	7	2	63	4,343	4,406
Motorcycle and other	11	3	2	16	1,044	1,060
Total retail	191	27	9	227	31,799	32,026
Direct financing lease	10	2	-	12	3,387	3,399
Dealer loans:
Wholesale flooring	2	-	1	3	3,769	3,772
Commercial loans	-	-	-	-	436	436
Total dealer loans	2	-	1	3	4,205	4,208
Total finance receivables	$203	$29	$10	$242	$39,391	$39,633

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Subsequent to origination, collection experience provides a current indication of the credit quality of consumer finance receivables. The likelihood of accounts charging off becomes significantly higher once an account becomes 60 days delinquent. Accounts that are current or less than 60 days past due are considered to be performing. Accounts that are 60 days or more past due are considered to be nonperforming. The table below presents the Company’s portfolio of consumer loans and leases by this credit quality indicator:

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
March 31, 2014
Performing	$29,751	$3,891	$1,022	$2,744	$37,408
Nonperforming	24	9	5	3	41
Total	$29,775	$3,900	$1,027	$2,747	$37,449

March 31, 2013
Performing	$26,538	$4,397	$1,055	$3,397	$35,387
Nonperforming	22	9	5	2	38
Total	$26,560	$4,406	$1,060	$3,399	$35,425

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

The Company’s outstanding portfolio of dealer loans has been divided into two groups in the tables below. Group A includes the loans of dealerships with the strongest internal risk rating. Group B includes the loans of all remaining dealers. Although the likelihood of losses can be higher for dealerships in Group B, the overall risk of losses is not considered to be significant.

	March 31,
	2014			2013
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$2,319	$355	$2,674	$2,420	$248	$2,668
Group B	1,449	249	1,698	1,352	188	1,540
Total	$3,768	$604	$4,372	$3,772	$436	$4,208

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	March 31,
	2014	2013
	(U.S. dollars in millions)
Operating lease vehicles	$26,274	$24,034
Accumulated depreciation	(4,500)	(4,208)
Deferred dealer participation and IDC	88	82
Unearned subsidy income	(576)	(500)
Estimated early termination losses	(56)	(60)
	$21,230	$19,348

The Company recognized $33 million, $58 million and $19 million of estimated early termination losses due to lessee defaults for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. Actual net losses realized for the fiscal years ended March 31, 2014, 2013 and 2012 totaled $37 million, $31 million and $22 million, respectively.

Included in the provision for credit losses for the fiscal years ended March 31, 2014, 2013 and 2012 are provisions related to past-due receivables on operating leases in the amounts of $17 million, $14 million and $15 million, respectively.

The Company did not recognize impairment losses during the fiscal years ended March 31, 2014, 2013 and 2012 since there were no events or circumstances which indicated that the carrying values of operating leases would not be recoverable.

Future minimum rental payments for operating leases at March 31, 2014 were as follows (U.S. dollars in millions):

Fiscal year ending March 31:
2015	$3,551
2016	2,319
2017	831
2018	79
2019	13
Total	$6,793

Based on the Company’s leasing experience, it is expected that a portion of the Company’s operating lease vehicles will be purchased by the lessee prior to the scheduled lease term. Future minimum rental payments, as shown above, should not be regarded as a forecast of future cash collections.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Debt

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014	2013
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$4,187	$4,704	0.45%	0.39%	0.11 - 1.25%	0.17 - 1.26%
Related party debt	4,763	4,720	0.51%	0.52%	0.14 - 1.28%	0.17 - 1.29%
Bank loans	6,539	6,642	0.90%	1.32%	0.58 - 1.99%	0.59 - 4.55%
Private U.S. MTN program	12,901	13,433	1.85%	2.36%	0.23 - 7.63%	0.30 - 7.63%
Public U.S. MTN program	3,736	-	1.08%	-	0.23 - 2.13%	-
Euro MTN programme	3,788	3,440	2.52%	3.53%	0.22 - 5.50%	0.29 - 6.25%
Other debt	1,490	1,571	2.12%	4.03%	1.68 - 2.35%	2.24 - 5.61%
Total unsecured debt	37,404	34,510
Secured debt	8,230	7,639	0.67%	0.78%	0.19 - 1.80%	0.20 - 1.98%
Total debt	$45,634	$42,149

As of March 31, 2014, the outstanding principal balance of long-term debt with floating interest rates totaled $12.5 billion and long-term debt with fixed interest rates totaled $21.4 billion. As of March 31, 2013, the outstanding principal balance of long-term debt with floating interest rates totaled $9.1 billion and long-term debt with fixed interest rates totaled $21.6 billion.

The Company’s secured debt is amortizing and unsecured debt is nonamortizing. Scheduled and projected maturities of the Company’s debt at March 31, 2014 are summarized below:

	2015	2016	2017	2018	2019	Thereafter	Total
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$4,189	$-	$-	$-	$-	$-	$4,189
Related party debt	4,763	-	-	-	-	-	4,763
Bank loans	400	1,407	3,340	681	500	226	6,554
Private U.S. MTN program	5,450	2,020	2,500	1,250	700	1,000	12,920
Public U.S. MTN program	1,000	-	1,750	-	1,000	-	3,750
Euro MTN programme	1,654	783	35	100	160	1,062	3,794
Other debt	272	271	-	362	588	-	1,493
Total unsecured debt	17,728	4,481	7,625	2,393	2,948	2,288	37,463
Secured debt (1)	4,605	2,526	999	112	-	-	8,242
Total debt (2)	$22,333	$7,007	$8,624	$2,505	$2,948	$2,288	45,705
			Unamortized discounts/fees				(71)
			Total debt				$45,634

(1)	Projected repayment schedule of secured debt. Reflects payment performance assumptions on underlying receivables.
(2)	Principal amounts.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Commercial Paper

As of March 31, 2014 and 2013, the Company had commercial paper programs that provide the Company with available funds of up to $8.5 billion and $7.6 billion, respectively, at prevailing market interest rates for periods up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

Outstanding commercial paper averaged $4.8 billion and $4.0 billion during fiscal years 2014 and 2013, respectively. The maximum balance outstanding at any month-end during fiscal years 2014 and 2013 was $6.1 billion and $4.9 billion, respectively.

As of March 31, 2014, the Company had available committed lines of credit totaling $8.2 billion, which expire through March 2019. Committed lines of credit are primarily in place to support the Company’s commercial paper programs. If these lines were used, it would be in the form of short-term notes. The Company expensed commitment fees of $7 million, $8 million and $7 million during the fiscal years ended March 31, 2014, 2013 and 2012, respectively, in general and administrative expenses. As of March 31, 2014 and 2013, there were no amounts outstanding under these lines.

Related Party Debt

AHFC routinely issues fixed rate short-term notes to AHM to help fund AHFC’s general corporate operations. The Company incurred interest expense on these notes totaling approximately $5 million, $6 million and $9 million during the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

HCFI routinely issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. The Company incurred interest expense on these notes totaling $20 million, $18 million and $17 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

Bank Loans

Outstanding bank loans at March 31, 2014 had variable rates and outstanding bank loans at March 31, 2013 had either fixed or variable rates. Outstanding bank loans have prepayment options. No outstanding bank loans as of March 31, 2014 and 2013 were supported by the Keep Well Agreements with HMC described in Note 6.

Medium Term Note (MTN) Programs

Private U.S. MTN Program

Notes outstanding under the Rule 144A Private U.S. MTN Program as of March 31, 2014 and 2013 were both short-term and long-term, with either fixed or variable rates, and denominated in U.S. dollars.

Public U.S. MTN Program

On September 25, 2013, AHFC established a MTN program that registered the offer and sale of up to $5 billion in an aggregate principal amount of Public U.S. MTNs with the Securities and Exchange Commission. On February 12, 2014, AHFC increased the maximum aggregate principal amount of Public U.S. MTNs authorized for issuance and sale to $16 billion. The aggregate principal amount of Public U.S. MTNs offered under this program may be increased from time to time. During fiscal year 2014,

AHFC issued $3.75 billion aggregate principal amount of Public U.S. MTNs with short-term and long-term maturities, bearing interest at fixed and floating rates.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other Debt

The outstanding balances as of March 31, 2014 and 2013 represent private placement debt issuances by HCFI denominated in Canadian dollars, with either fixed or variable rates. Private placement debt was supported by the Keep Well Agreement with HMC described in Note 6.

Secured Debt

The Company issues notes through secured financing transactions that are secured by assets held by the issuing securitization trust. The notes generally have fixed interest rates (a limited number of notes had variable interest rates). Repayment on the notes is dependent on the performance of the underlying receivables. Refer to Note 10 for additional information on the Company’s secured financing transactions.

(5)	Derivative Instruments

The notional balances and gross fair values of the Company’s derivatives are presented below. Derivative instruments are presented in the Company’s consolidated balance sheets on a net basis by counterparty. Refer to Note 14 regarding the valuation of derivative instruments.

	March 31,
	2014			2013
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$46,239	$192	$106	$42,861	$342	$155
Cross currency swaps	2,960	72	106	3,247	27	271
Gross derivative assets/liabilities		264	212		369	426
Counterparty netting adjustment		(105)	(105)		(192)	(192)
Net derivative assets/liabilities		$159	$107		$177	$234

The income statement effect of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Years ended March 31,
	2014	2013	2012
	(U.S. dollars in millions)
Interest rate swaps	$(107)	$37	$(17)
Cross currency swaps	132	(180)	47
Total gain/(loss) on derivative instruments	$25	$(143)	$30

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies.

	Years ended March 31,
Income statement	2014	2013	2012
	(U.S. dollars in millions)
Revenue:
Subsidy income	$1,028	$996	$924
Interest expense:
Related party debt	25	24	26
Other income:
VSC administration fees	96	93	93
General and administrative expenses:
Support Compensation Agreement fees	16	15	16
Benefit plan expenses	15	17	13
Shared services	45	44	42

	March 31,
Balance Sheet	2014	2013
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(901)	$(895)
Investment in operating leases, net:
Unearned subsidy income	(573)	(497)
Due from Parent and affiliated companies	109	77

Liabilities:
Debt:
Related party debt	$4,763	$4,720
Due to Parent and affiliated companies	95	70
Accrued interest expenses:
Related party debt	3	3
Other liabilities:
VSC unearned administrative fees	352	337
Accrued benefit expenses	47	44

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Debt programs supported by the Keep Well Agreements consist of the Company’s commercial paper programs, Private U.S. MTN Program, Public U.S. MTN Program, Euro MTN Programme, and HCFI’s private placement debt. In connection with the above agreements, AHFC and HCFI have entered into separate Support Compensation Agreements, where each has agreed to pay HMC a quarterly fee based on the amount of outstanding debt that benefit from the HMC Keep Well Agreements. Support Compensation Agreement fees are recognized in general and administrative expenses.

Incentive Programs

The Company receives subsidy payments from AHM and HCI, which supplements the revenues on financing products offered under incentive programs. Subsidy payments received on retail loans and leases are deferred and recognized as revenue over the term of the related contracts. The unearned balance is recognized as reductions to the carrying value of finance receivables and investment in operating leases. Subsidy payments on dealer loans are received as earned. Refer to Notes 1(e) and 1(f) for additional information.

Related Party Debt

AHFC routinely issues short-term notes to AHM to fund AHFC’s general corporate operations. HCFI routinely issues short-term notes to HCI to fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Refer to Note 4 for additional information.

Vehicle Service Contract Administration

AHFC receives fees to perform administrative services for vehicle service contracts issued by AHM and its subsidiary. HCFI receives fees for marketing vehicle service contracts issued by HCI. Unearned VSC administration fees are included in other liabilities (Note 12). VSC administration income is recognized in other income (Note 13). Refer to Note 1(j) for additional information.

Shared Services

The Company shares certain common expenditures with AHM, HCI, and related parties including data processing services, software development, and facilities. The allocated costs for shared services are included in general and administrative expenses.

Benefit Plans

The Company participates in various employee benefit plans that are maintained by AHM and HCI. The allocated benefit plan expenses are included in general and administrative expenses. Refer to Note 8 for additional information.

Income taxes

The Company’s U.S. income taxes are recognized on a modified separate return basis pursuant to an intercompany income tax allocation agreement with AHM. Income tax related items are not included in the tables above. Refer to Notes 1(l) and 7 for additional information.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other

The majority of the amounts due from the Parent and affiliated companies at March 31, 2014 and 2013 related to subsidies. The majority of the amounts due to the Parent and affiliated companies at March 31, 2014 and 2013 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

(7)	Income Taxes

The Company’s consolidated income tax expense (benefit) was computed on a modified separate return basis pursuant to the intercompany tax allocation agreement with the Parent and consisted of the following:

	Current	Deferred	Total
	(U.S. dollars in millions)
Year ended March 31, 2014:
Federal	$340	$(23)	$317
State and local	68	47	115
Foreign	30	27	57
	$438	$51	$489
Year ended March 31, 2013:
Federal	$334	$129	$463
State and local	16	112	128
Foreign	15	44	59
	$365	$285	$650
Year ended March 31, 2012:
Federal	$(188)	$748	$560
State and local	45	66	111
Foreign	11	40	51
	$(132)	$854	$722

Changes in the allocation of federal tax expense between current and deferred tax expense for the fiscal years ended March 31, 2014, 2013 and 2012, reflect the statutory changes to federal bonus depreciation due to the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013 and the Tax Relief, Unemployment Insurance Reauthorization, and Jobs Creation Act of 2010, which was signed into law on December 17, 2010. Federal bonus depreciation is not available for future years under currently enacted law.

Income taxes differ from the expected income taxes by applying the statutory federal corporate rate of 35% to income before income taxes as follows:

	Years ended March 31,
	2014	2013	2012
	(U.S. dollars in millions)
Computed “expected” income taxes	$506	$578	$697
Foreign tax rate differential	(17)	(15)	(15)
Effect of change in foreign tax rate	1	8	2
Effect of foreign dividends and foreign tax credit	6	-	-
State and local income taxes, net of federal income tax benefit	49	68	62
Deduction for qualified domestic production	(14)	(3)	-
Change in estimated state tax rate, net of federal income tax benefit	13	13	10
Change in unrecognized tax benefit	(23)	(2)	(35)
Change in prior period deferred taxes	(40)	-	-
Other	8	3	1
Income tax expense	$489	$650	$722

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31,
	2014	2013
	(U.S. dollars in millions)
Deferred tax assets:
State income tax	$247	$186
Receivable valuation	62	55
Accrued postretirement	17	16
State loss carryforwards	64	70
Other assets	58	50
Total gross deferred tax assets	448	377
Less valuation allowance	-	-
Net deferred tax assets	448	377
Deferred tax liabilities:
HCFI Leases	258	250
AHFC Leases	6,758	6,630
Derivatives	44	86
Securitizations	6	1
Other	46	43
Total gross deferred tax liabilities	7,112	7,010
Net deferred tax liabilities	$6,664	$6,633

The effect of translating HCFI’s net deferred tax liabilities to U.S. dollars upon consolidation resulted in decreases of $20 million, $4 million, and $4 million during the fiscal years ended March 31, 2014, 2013 and 2012, respectively. The translation adjustments have been recognized as a component of other comprehensive income.

Exception to Recognition of Deferred Tax Liabilities

Foreign undistributed earnings are generally subject to U.S. taxation when repatriated and when subject to U.S. taxation may generally be offset by foreign tax credits. To date, the Company has not provided for federal income taxes on its share of the undistributed earnings of its foreign subsidiary, HCFI, that are intended to be indefinitely reinvested outside the United States. At March 31, 2014, 2013 and 2012, $612 million, $596 million and $529 million, respectively, of accumulated undistributed earnings of HCFI were deemed to be so reinvested. If the undistributed earnings as of March 31, 2014 were to be distributed, the unrecognized deferred tax liability associated with these indefinitely reinvested earnings would be $119 million. HCFI paid a one-time dividend in the year ending March 31, 2014 and the Company does not expect to repatriate any undistributed earnings in the foreseeable future.

The Company’s tax provision has historically not included U.S. tax on HCFI’s income because this income was active financing income earned and indefinitely reinvested outside the U.S. Therefore, this income has historically only been taxed at the Canada federal and provincial tax rates, with no provision being made for incremental U.S. tax. The lack of U.S. tax on this income has been dependent upon a provision of the U.S. tax law that defers the imposition of U.S. taxes on certain active financing income until that income is repatriated to the U.S. as a dividend. This “active financing exception” was extended retroactively on January 2, 2013, for taxable years beginning after January 1, 2012 through the tax year beginning before January 1, 2014. If the exception is not extended beyond the tax year ending March 31, 2014, the tax expense imposed on AHFC’s active financing income earned outside the U.S. could include a provision for incremental U.S. tax beginning in fiscal year ending March 31, 2015, and accordingly, the tax expense on HCFI’s income could be expected to increase in future years. However, the Company believes that the existing deferred taxes as of March 31, 2014, 2013 and 2012 are properly stated based on enacted law.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

State Loss Carryforwards

Included in the Company’s deferred tax assets are net operating loss (NOL) carryforwards with tax benefits resulting from operating losses incurred in various states in which the Company files tax returns in the amounts of $64 million, $70 million and $62 million at March 31, 2014, 2013 and 2012, respectively. Based on the statutes of each of the applicable states, these NOL carryforwards expire at various times through March 31, 2033.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. The Company considers sources of income, including the reversal of deferred tax liabilities, projected future taxable income, and tax planning considerations in making this assessment. Based upon these factors, the Company believes that it is more likely than not that the deferred tax assets of $448 million and $377 million recognized as of March 31, 2014 and 2013, respectively, will be realized.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended March 31,
	2014	2013	2012
	(U.S. dollars in millions)
Balance, beginning of year	$74	$76	$118
Additions for current year tax positions	-	-	-
Additions for prior year tax positions	3	1	1
Reductions for prior year tax positions	-	(3)	-
Settlements	2	-	(2)
Reductions related to a lapse in the statute of limitations	(54)	-	(41)
Foreign currency translation	-	-	-
Balance, end of year	$25	$74	$76

Included in the balance of unrecognized tax benefits at March 31, 2014, 2013 and 2012 are $21 million, $71 million and $73 million, respectively, the recognition of which would affect the Company’s effective tax rate in future periods. Although it is reasonably possible that the total amounts of unrecognized tax benefits could change within the next twelve months, the Company does not believe such change would be significant. As a result of the above unrecognized tax benefits and various favorable uncertain positions, the Company has recorded a net liability for uncertain tax positions of $24 million and $46 million as of March 31, 2014 and 2013, respectively (Note 12).

The Company recognizes income tax-related interest income, interest expense and penalties as a component of income tax expense. During the fiscal years ended March 31, 2014, 2013 and 2012, the Company recognized interest income in the amounts of $7 million, $1 million and $1 million, respectively, as a component of income tax expense. As a result of settlements during the fiscal years ended March 31, 2014 and March 31, 2012, the Company received cash of less than $1 million and $29 million for interest, respectively. No settlements were made during the fiscal years ended March 31, 2013, and no cash was received. As of March 31, 2014 and 2013, the Company’s consolidated balance sheets reflect accrued interest payable of $4 million and $10 million, respectively.

As of March 31, 2014, the Company is subject to examination by U.S. federal and state tax jurisdictions for the taxable years ended March 31, 2008 to 2013. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2007 through 2013 federally, and returns filed for the taxable years ended March 31, 2006 through 2013 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Benefit Plans

The Company participates in certain retirement and other postretirement benefit plans maintained by AHM and HCI (collectively referred to as the Sponsors). During the fiscal year ended March 31, 2014, the Sponsors announced various amendments to the benefit plans which became effective January 1, 2014.

The Company participates in defined benefit retirement plans (the Pension Plans) maintained by the Sponsors. The names of the Pension Plans maintained by AHM are the Honda Retirement Plan and the Honda Pension Equalization Plan. The name of the Pension Plan maintained by HCI is the Pension Plan for Associates of Honda Canada Inc. Amendments to the Pension Plans maintained by AHM required all eligible employees to make an election to continue participating in or opt out of the amended Pension Plans. All pension benefits earned as of December 31, 2013 would be retained. Future benefits for those eligible employees electing to continue participating in the Pension Plans were reduced. Employees who elected to opt out of the Pension Plans would receive higher contributions to their defined contribution plans as described below. Employees who commenced service after September 3, 2013 would not be eligible to participate in the Pension Plans maintained by AHM.  Under the amendments to the Pension Plan maintained by HCI, employees who commenced service after January 1, 2014 would not be eligible to participate in their Pension Plan. The Company is allocated its share of the Pension Plan costs by the Sponsors. The Pension Plans’ expense, included in general and administrative expenses, was $11 million, $14 million and $10 million during the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

The Company participates in other postretirement plans maintained by the Sponsors primarily to provide certain healthcare benefits for retired employees. Substantially all employees become eligible for these benefits if they have met certain age and service requirements at retirement. The Company’s expense for the postretirement plans, included in general and administrative expenses, was $4 million, $3 million and $3 million during the fiscal years ended March 31, 2014, 2013, and 2012, respectively.

The Company participates in a defined contribution savings plan (the Savings Plans) maintained by the Sponsors. These plans allow participants to make contributions subject to Internal Revenue Service or Canada Revenue Agency limits. The Savings Plan administered by AHM was amended to include a service-based contribution based on years of service for eligible employees who elected to opt out of the Pension Plan, increase AHFC’s matching contribution, and additionally contribute a fixed percentage of eligible compensation. The Savings Plan maintained by HCI became effective on January 1, 2014. Prior to this date, HCI did not maintain a Savings Plan. HCFI’s contributions include a fixed percentage of eligible compensation and a matching contribution. Included in general and administrative expenses were $3 million, $2 million and $2 million for the Company’s contributions to the Savings Plan for the fiscal years ended March 31, 2014, 2013 and 2012.

(9)	Commitments and Contingencies

The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was approximately $11 million for each of the fiscal years ended March 31, 2014, 2013 and 2012. Annual minimum lease commitments attributable to long-term noncancelable operating leases at March 31, 2014 were as follows (U.S. dollars in millions):

Fiscal year ending March 31:
2015	$8
2016	4
2017	3
2018	3
2019	2
Thereafter	10
Total	$30

The Company extends commercial revolving lines of credit to new and used vehicle dealers to aid in their facilities refurbishment or general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. Maximum commercial revolving lines of credit were $283 million and $136 million as of March 31, 2014 and 2013, respectively, with $174 million and $77 million, respectively, used as of those dates. The Company also has a commitment to lend a total of $113 million to finance the construction of auto dealerships with $60 million of this commitment funded as of March 31, 2014.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Legal Proceedings

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

The Consumer Financial Protection Bureau (CFPB), together with the U.S. Department of Justice, have contacted the Company and other auto finance providers to request information about whether discretionary pricing practices of dealers originating retail installment sale contracts raise fair lending issues for banks and finance companies that purchase the contracts from dealers. In addition, the Company has also received a subpoena from a state agency requesting information relating to their fair lending laws. The Company is cooperating with these requests for information. Although the CFPB, the U.S. Department of Justice nor the state agency have currently alleged any wrongdoing on the Company’s part, management cannot predict the outcome of these inquiries.

(10)	Securitizations and Variable Interest Entities

The trusts utilized for on-balance sheet securitizations are VIEs, which are required to be consolidated by their primary beneficiary. The Company is considered to be the primary beneficiary of these trusts due to (i) the power to direct the activities of the trusts that most significantly impact the trusts’ economic performance through its role as servicer, and (ii) the obligation to absorb losses or the right to receive residual returns that could potentially be significant to the trusts through the subordinated certificates and residual interest retained. The debt securities issued by the trusts to third-party investors along with the assets of the trusts are included in the Company’s consolidated financial statements.

During the fiscal years ended March 31, 2014 and 2013, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $5.8 billion and $5.7 billion, respectively. The notes were secured by receivables with an initial principal balance of $5.9 billion and $5.9 billion, respectively.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the carrying amounts of assets and liabilities of consolidated securitization trusts as they are reported in the Company’s consolidated balance sheets. All amounts exclude intercompany balances, which have been eliminated in consolidation. The assets of the trusts can only be used to settle the obligations of the trusts. The third-party investors in the obligations of the trusts do not have recourse to the general credit of the Company.

	March 31,
	2014	2013
	(U.S. dollars in millions)
Assets:
Finance receivables	$8,285	$7,696
Unamortized costs and subsidy income, net	(95)	(96)
Allowance for credit losses	(13)	(18)
Total finance receivables, net	8,177	7,582
Vehicles held for disposition	4	5
Restricted cash (1)	267	222
Accrued interest receivable (1)	10	12
Total assets	$8,458	$7,821
Liabilities:
Secured debt	8,242	7,651
Unamortized discounts and fees	(12)	(12)
Total secured debt, net	8,230	7,639
Accrued interest expense	2	2
Total liabilities	$8,232	$7,641

(1)	Included with other assets in the Company’s consolidated balance sheets.

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of March 31, 2014 and 2013, AHFC and HCFI had cash collections of $444 million and $434 million, respectively, which were required to be remitted to the trusts.

(11)	Other Assets

Other assets consisted of the following:

	March 31,
	2014	2013
	(U.S. dollars in millions)
Accrued interest and fees	$79	$84
Other receivables	98	88
Deferred expense	164	152
Software, net of accumulated amortization of $135 and $132 as of March 31, 2014 and 2013, respectively	10	11
Property and equipment, net of accumulated depreciation of $17 and $16 as of March 31, 2014 and 2013, respectively	6	6
Restricted cash	267	222
Other	112	60
Total	$736	$623

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $7 million for each of the fiscal years ended March 31, 2014, 2013 and 2012.

(12)	Other Liabilities

Other liabilities consisted of the following:

	March 31,
	2014	2013
	(U.S. dollars in millions)
Dealer payables	$211	$222
Accounts payable and accrued expenses	251	242
Lease security deposits	53	51
VSC unearned administrative fees (Note 6)	352	337
Unearned income, operating lease	270	247
Uncertain tax positions (Note 7)	24	46
Other	94	86
Total	$1,255	$1,231

(13)	Other Income

Other income consisted of the following:

	Years ended March 31,
	2014	2013	2012
	(U.S. dollars in millions)
VSC administration (Note 6)	$96	$93	$93
Other	20	25	13
Total	$116	$118	$106

(14)	Fair Value Measurements

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2014
				Counterparty
	Level 1	Level 2	Level 3	netting	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$192	$-	$(68)	$124
Cross currency swaps	-	72	-	(37)	35
Total assets	$-	$264	$-	$(105)	$159
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$106	$-	$(68)	$38
Cross currency swaps	-	106	-	(37)	69
Total liabilities	$-	$212	$-	$(105)	$107

	March 31, 2013
				Counterparty
	Level 1	Level 2	Level 3	netting	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$342	$-	$(103)	$239
Cross currency swaps	-	27	-	(89)	(62)
Total assets	$-	$369	$-	$(192)	$177
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$155	$-	$(103)	$52
Cross currency swaps	-	271	-	(89)	182
Total liabilities	$-	$426	$-	$(192)	$234

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

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the fiscal years ended March 31, 2014 and 2013. Refer to notes 1(n) and 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment
	(U.S. dollars in millions)
March 31, 2014
Vehicles held for disposition	$-	$-	$78	$78	$14

March 31, 2013
Vehicles held for disposition	$-	$-	$82	$82	$15

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The following tables summarize the carrying values and fair values of the Company’s financial instruments except for those measured at fair value on a recurring basis. Certain financial instruments and all nonfinancial assets and liabilities are excluded from fair value disclosure requirements including the Company’s direct financing lease receivables and investment in operating leases.

	March 31, 2014
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$138	$138	$-	$-	$138
Dealer loans, net	4,371	-	-	4,281	4,281
Retail loans, net	34,607	-	-	35,067	35,067
Restricted cash	267	267	-	-	267

Liabilities:
Commercial paper	$4,187	$-	$4,187	$-	$4,187
Related party debt	4,763	-	4,764	-	4,764
Bank loans	6,539	-	6,596	-	6,596
Medium term note programs	20,425	-	20,888	-	20,888
Other debt	1,490	-	1,501	-	1,501
Secured debt	8,230	-	8,263	-	8,263
	March 31, 2013
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$149	$149	$-	$-	$149
Dealer loans, net	4,208	-	-	4,072	4,072
Retail loans, net	31,938	-	-	32,533	32,533
Restricted cash	222	222	-	-	222

Liabilities:
Commercial paper	$4,704	$-	$4,703	$-	$4,703
Related party debt	4,720	-	4,721	-	4,721
Bank loans	6,642	-	6,671	-	6,671
Medium term note programs	16,873	-	17,525	-	17,525
Other debt	1,571	-	1,590	-	1,590
Secured debt	7,639	-	7,679	-	7,679

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Fair value information presented in the tables above is based on information available at March 31, 2014 and 2013. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

(15)	Segment Information

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Financial information for the Company’s reportable segments for the fiscal years ended or at March 31 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Year ended March 31, 2014
Revenues:
Direct financing leases	$-	$188	$-	$188
Retail	1,192	176	-	1,368
Dealer	102	14	-	116
Operating leases	4,258	56	-	4,314
Total revenues	5,552	434	-	5,986
Depreciation on operating leases	3,363	45	-	3,408
Interest expense	530	107	-	637
Realized (gains)/losses on derivatives and foreign currency denominated debt	(35)	15	20	-
Net revenues	1,694	267	(20)	1,941
Gain/(Loss) on disposition of lease vehicles	26	11	-	37
Other income	114	2	-	116
Total net revenues	1,834	280	(20)	2,094
Expenses:
General and administrative expenses	331	56	-	387
Provision for credit losses	128	11	-	139
Early termination loss on operating leases	32	1	-	33
Loss on lease residual values	-	4	-	4
(Gain)/Loss on derivative instruments	-	-	(25)	(25)
(Gain)/Loss on foreign currency revaluation of debt	-	-	111	111
Income before income taxes	$1,343	$208	$(106)	$1,445
March 31, 2014
Total finance receivables	$35,028	$6,672	$-	$41,700
Total operating lease assets	20,537	693	-	21,230
Total assets	56,864	7,432	-	64,296

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Year ended March 31, 2013
Revenues:
Direct financing leases	$-	$218	$-	$218
Retail	1,245	181	-	1,426
Dealer	93	15	-	108
Operating leases	4,008	-	-	4,008
Total revenues	5,346	414	-	5,760
Depreciation on operating leases	3,038	-	-	3,038
Interest expense	665	141	-	806
Realized (gains)/losses on derivatives and foreign currency denominated debt	(101)	2	99	-
Net revenues	1,744	271	(99)	1,916
Gain/(Loss) on disposition of lease vehicles	45	14	-	59
Other income	117	1	-	118
Total net revenues	1,906	286	(99)	2,093
Expenses:
General and administrative expenses	307	58	-	365
Provision for credit losses	44	10	-	54
Early termination loss on operating leases	58	-	-	58
Loss on lease residual values	-	9	-	9
(Gain)/Loss on derivative instruments	-	-	143	143
(Gain)/Loss on foreign currency revaluation of debt	-	-	(188)	(188)
Income before income taxes	$1,497	$209	$(54)	$1,652
March 31, 2013
Total finance receivables	$32,182	$7,322	$-	$39,504
Total operating lease assets	19,348	-	-	19,348
Total assets	52,692	7,396	-	60,088

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Year ended March 31, 2012
Revenues:
Direct financing leases	$-	$242	$-	$242
Retail	1,419	191	-	1,610
Dealer	72	13	-	85
Operating leases	3,700	-	-	3,700
Total revenues	5,191	446	-	5,637
Depreciation on operating leases	2,637	-	-	2,637
Interest expense	696	151	-	847
Realized (gains)/losses on derivatives and foreign currency denominated debt	31	22	(53)	-
Net revenues	1,827	273	53	2,153
Gain/(Loss) on disposition of lease vehicles	87	15	-	102
Other income	101	5	-	106
Total net revenues	2,015	293	53	2,361
Expenses:
General and administrative expenses	308	58	-	366
Provision for credit losses	84	10	-	94
Early termination loss on operating leases	19	-	-	19
Loss on lease residual values	-	18	-	18
(Gain)/Loss on derivative instruments	-	-	(30)	(30)
(Gain)/Loss on foreign currency revaluation of debt	-	-	(96)	(96)
Income before income taxes	$1,604	$207	$179	$1,990
March 31, 2012
Total finance receivables	$30,889	$6,940	$-	$37,829
Total operating lease assets	17,732	-	-	17,732
Total assets	50,012	7,040	-	57,052

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(U.S. dollars in millions)
Year ended March 31, 2014
Total revenues	$1,466	$1,494	$1,511	$1,515	$5,986
Depreciation on operating leases	808	842	869	889	3,408
Interest expense	175	158	153	151	637
Other income	31	27	29	29	116
Total net revenues	514	527	530	523	2,094
Provision for credit losses	30	35	34	40	139
Early termination loss on operating leases	6	7	15	5	33
Net income	196	225	222	313	956
Net income attributable to
American Honda Finance Corporation	175	209	201	299	884

Year ended March 31, 2013
Total revenues	$1,420	$1,441	$1,460	$1,439	$5,760
Depreciation on operating leases	717	756	779	786	3,038
Interest expense	213	213	194	186	806
Other income	28	27	21	42	118
Total net revenues	532	512	526	523	2,093
Provision for credit losses	13	(11)	25	27	54
Early termination loss on operating leases	2	26	16	14	58
Net income	293	247	253	209	1,002
Net income attributable to
American Honda Finance Corporation	286	229	232	194	941

AMERICAN HONDA FINANCE CORPORATION

Exhibit Index

Exhibit Number	Description
3.1(1)

Articles of Incorporation of American Honda Finance Corporation, dated February 6, 1980, and Certificates of Amendment to the Articles of Incorporation, dated March 29, 1984, November 13, 1988, December 4, 1989, July 2, 1991, April 3, 1997, November 30, 1999, and December 17, 2003.

3.2(1)	Amended and Restated Bylaws of American Honda Finance Corporation, dated April 27, 2010.
4.1(1)	Form of Specimen Common Stock of American Honda Finance Corporation.
4.2

American Honda Finance Corporation agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of American Honda Finance Corporation and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the American Honda Finance Corporation and its subsidiaries.

4.3(2)	Amended and Restated Issuing and Paying Agency Agreement between American Honda Finance Corporation and The Bank of New York Mellon, dated as of August 27, 2012.
4.4(3)	Amended and Restated Agency Agreement between American Honda Finance Corporation, The Bank of New York Mellon, and The Bank of New York Mellon (Luxembourg) S.A., dated as of August 8, 2013.
4.5

Trust Indenture between Honda Canada Finance Inc., as issuer, and BNY Trust Company of Canada (as successor to CIBC Mellon Trust Company), as trustee, dated as of September 26, 2005(2), as supplemented by the First Supplemental Indenture to the Trust Indenture, dated as of August 25, 2006(2), as supplemented by the Second Supplemental Indenture to the Trust Indenture, dated as of December 14, 2006(2), as supplemented by the Third Supplemental Indenture to the Trust Indenture, dated as of May 25, 2007(2), as supplemented by the Fourth Supplemental Indenture to the Trust Indenture, dated as of September 26, 2007(2), as supplemented by the Fifth Supplemental Indenture to the Trust Indenture, dated as of November 30, 2007(2), as supplemented by the Sixth Supplemental Indenture to the Trust Indenture, dated as of May 9, 2008(2), as supplemented by the Seventh Supplemental Indenture to the Trust Indenture, dated as of September 12, 2008(2), as supplemented by the Eighth Supplemental Indenture to the Trust Indenture, dated as of February 21, 2012(2), as supplemented by the Ninth Supplemental Indenture to the Trust Indenture, dated as of December 11, 2012(2), as supplemented by the Tenth Supplemental Indenture to the Trust Indenture, dated as of June 4, 2013(4), and as supplemented by the Eleventh Supplemental Indenture to the Trust Indenture, dated as of September 3, 2013(4).

4.6(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.7(6)	Form of Fixed Rate Medium-Term Note, Series A and Form of Floating Rate Medium-Term Note, Series A.
10.1(7)

$3,500,000,000 364-day unsecured revolving credit facility pursuant to a 364 Day Credit Agreement, dated as of March 7, 2014, among AHFC, as the borrower, the lenders party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent and auction agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, BNP Paribas and Citibank, N.A., as documentation agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, BNP Paribas Securities Corp and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners.

10.2(7)

$3,500,000,000 five year unsecured revolving credit facility pursuant to a Five Year Credit Agreement, dated as of March 7, 2014, among AHFC, as the borrower, the lenders party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent and auction agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, BNP Paribas and Citibank, N.A., as documentation agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, BNP Paribas Securities Corp and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners.

E-1

Exhibit Number	Description
10.3(8)

C$1,300,000,000 Second Amended and Restated Credit Agreement, dated as of March 24, 2014, among HCFI, as the borrower, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent, joint bookrunner and co-lead arranger, RBC Capital Markets, as joint bookrunner and co-lead arranger, BMO Capital Markets, as co-lead arranger, The Toronto-Dominion Bank, as co-arranger and co-syndication agent, Bank of Tokyo-Mitsubishi UFJ (Canada), as co-arranger and co-syndication agent, Bank of Montreal, as co-syndication agent, Royal Bank of Canada, as co-syndication agent, and Mizuho Corporate Bank, Ltd., Canada Branch, as documentation agent.

12.1(9)	Statement regarding computation of ratio of earnings to fixed charges
23.1(9)	Consent of KPMG LLP
31.1(9)	Certification of Principal Executive Officer
31.2(9)	Certification of Principal Financial Officer
32.1(10)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(10)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(11)	XBRL Instance Document
101.SCH(11)	XBRL Taxonomy Extension Schema Document
101.CAL(11)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(11)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(11)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(11)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(3)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 2, dated August 19, 2013.
(4)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated November 12, 2013.
(5)	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
(6)	Incorporated herein by reference to Exhibit numbers 4.1 and 4.2 filed with our current report on Form 8-K, dated September 25, 2013.
(7)	Incorporated herein by reference to the same numbered Exhibits filed with our current report on Form 8-K, dated March 7, 2014.
(8)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 24, 2014.
(9)	Filed herewith.
(10)	Furnished herewith.
(11)

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

E-2