Form 10-Q
period 2014-06-30
AMERICAN HONDA FINANCE CORP
filed 2014-08-11
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of July 31, 2014, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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

For the quarter ended June 30, 2014

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “scheduled,” or “anticipates” or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. In addition, all information included herein with respect to projected or future results of operations, cash flows, financial condition, financial performance, or other financial or statistical matters constitute forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and that may be incapable of being realized. The following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements:

•	declines in the financial condition or performance of Honda Motor Co., Ltd. or the sales of Honda or Acura products;
•	changes in general business and economic conditions;
•	fluctuations in interest rates and currency exchange rates;
•	the failure of our customers, dealers or counterparties in the financial industry to meet the terms of any contracts with us, or otherwise fail to perform as agreed;
•	our inability to recover the estimated residual value of vehicles we lease at the end of their lease terms;
•	changes or disruption in our funding sources or access to the capital markets;
•	changes in our, or Honda Motor Co., Ltd.’s, credit ratings;
•	increased competition from other financial institutions seeking to increase their share of financing of Honda and Acura products;
•	changes in laws and regulations, including as a result of financial services legislation, and related costs;
•	changes in accounting standards;
•	a failure or interruption in our operations; and
•	a security breach or cyber attack.

Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the year ended March 31, 2014 that we filed with the Securities and Exchange Commission on June 20, 2014, and readers of this Quarterly Report should review the additional information contained in that report, and in any subsequent Quarterly Report on Form 10-Q that we file with the Securities and Exchange Commission. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. dollars in millions, except share amounts)

	June 30,	March 31.
	2014	2014
Assets
Cash and cash equivalents	$147	$138
Finance receivables, net	41,698	41,700
Investment in operating leases, net	22,294	21,230
Due from Parent and affiliated companies	108	109
Income taxes receivable	27	91
Vehicles held for disposition	113	133
Other assets	712	736
Derivative instruments	193	159
Total assets	$65,292	$64,296
Liabilities and Equity
Debt:
Commercial paper	$6,077	$4,187
Related party debt	4,859	4,763
Bank loans	6,582	6,539
Medium term note programs	19,111	20,425
Other debt	1,543	1,490
Secured debt	7,904	8,230
Total debt	46,076	45,634
Due to Parent and affiliated companies	99	95
Accrued interest expense	140	127
Income taxes payable	374	21
Deferred income taxes	6,530	6,664
Other liabilities	1,239	1,255
Derivative instruments	96	107
Total liabilities	54,554	53,903
Commitments and contingencies
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of June 30, 2014 and March 31, 2014	1,366	1,366
Retained earnings	8,582	8,306
Accumulated other comprehensive income	54	27
Total shareholder’s equity	10,002	9,699
Noncontrolling interest in subsidiary	736	694
Total equity	10,738	10,393
Total liabilities and equity	$65,292	$64,296

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	June 30,	March 31.
	2014	2014

Finance receivables, net	$7,875	$8,177
Vehicles held for disposition	4	4
Other assets	273	277
Total assets	$8,152	$8,458

Secured debt	$7,904	$8,230
Accrued interest expense	2	2
Total liabilities	$7,906	$8,232

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended
	June 30,
	2014	2013
Revenues:
Direct financing leases	$39	$53
Retail	334	339
Dealer	30	31
Operating leases	1,147	1,043
Total revenues	1,550	1,466
Depreciation on operating lease	903	808
Interest expense	150	175
Net revenues	497	483
Gain on disposition of lease vehicles	26	-
Other income	24	31
Total net revenues	547	514
Expenses:
General and administrative expenses	99	96
Provision for credit losses	21	30
Early termination loss on operating leases	4	6
Loss on lease residual values	-	1
(Gain)/Loss on derivative instruments	(18)	52
(Gain)/Loss on foreign currency revaluation of debt	(12)	13
Total expenses	94	198
Income before income taxes	453	316
Income tax expense	159	120
Net income	294	196
Less: Net income attributable to noncontrolling interest	18	21
Net income attributable to American Honda Finance Corporation	$276	$175

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended
	June 30,
	2014	2013
Net income	$294	$196
Other comprehensive income/(loss):
Foreign currency translation adjustment	51	(46)
Comprehensive income	345	150
Less: Comprehensive income/(loss) attributable to noncontrolling interest	42	(1)
Comprehensive income attributable to American Honda Finance Corporation	$303	$151

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	income	stock	interest
Balance at March 31, 2013	$9,590	$7,422	$88	$1,366	$714
Net income	196	175	-	-	21
Other comprehensive loss	(46)	-	(24)	-	(22)
Dividends declared to noncontrolling Interest	(36)	-	-	-	(36)
Balance at June 30, 2013	$9,704	$7,597	$64	$1,366	$677

Balance at March 31, 2014	$10,393	$8,306	$27	$1,366	$694
Net income	294	276	-	-	18
Other comprehensive income	51	-	27	-	24
Balance at June 30, 2014	$10,738	$8,582	$54	$1,366	$736

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in millions)

	Three months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$294	$196
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(45)	88
Loss on lease residual values and provision for credit losses	21	31
Early termination loss on operating leases	4	6
Depreciation and amortization	905	809
Accretion of unearned subsidy income	(270)	(256)
Amortization of deferred dealer participation and IDC	86	82
Gain on disposition of lease vehicles and fixed assets	(26)	1
Deferred income tax expense	(140)	43
Changes in operating assets and liabilities:
Income taxes receivable/payable	417	193
Other assets	(1)	(17)
Accrued interest/discounts on debt	10	5
Other liabilities	(17)	49
Due to/due from Parent and affiliated companies	7	(39)
Net cash provided by operating activities	1,245	1,191
Cash flows from investing activities:
Finance receivables acquired	(4,818)	(6,143)
Principal collected on finance receivables	4,704	4,513
Net change in wholesale loans	276	204
Purchase of operating lease vehicles	(3,683)	(2,818)
Disposal of operating lease vehicles	1,701	1,664
Cash received for unearned subsidy income	341	300
Other investing activities, net	2	7
Net cash used in investing activities	(1,477)	(2,273)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	10,189	9,290
Paydown of commercial paper	(8,343)	(9,483)
Proceeds from issuance of related party debt	10,753	11,307
Paydown of related party debt	(10,718)	(10,975)
Proceeds from issuance of medium term notes and other debt	1,000	2,915
Paydown of medium term notes and other debt	(2,306)	(1,865)
Proceeds from issuance of secured debt	997	1,247
Paydown of secured debt	(1,331)	(1,344)
Net cash provided by financing activities	241	1,092
Effect of exchange rate changes on cash and cash equivalents	-	1
Net increase in cash and cash equivalents	9	11
Cash and cash equivalents at beginning of year	138	149
Cash and cash equivalents at end of year	$147	$160
Supplemental disclosures of cash flow information:
Interest paid	$128	$162
Income taxes received	(101)	(117)

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations, cash flows, and financial condition for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year or for any other interim period. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements, significant accounting policies, and the other notes to the consolidated financial statements for the fiscal year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on June 20, 2014. All significant intercompany balances and transactions have been eliminated upon consolidation.

(c)	Recently Adopted Accounting Standards

Effective April 1, 2014, the Company adopted Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amended Accounting Standards Codification (ASC) Topic 740, Income Taxes. The amendment requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available at the reporting date under the tax law, and the entity intends to use the deferred tax asset for such purpose. The amendment was applied prospectively and did not require new recurring disclosures. The adoption of this standard did not have a material impact on the consolidated financial statements.

(d)	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. This guidance will be effective for the Company April 1, 2017. The Company is currently assessing the impact the adoption of this guidance will have on the consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2)	Finance Receivables

Finance receivables consisted of the following:

	June 30, 2014
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$2,986	$35,290	$4,123	$42,399
Allowance for credit losses	(4)	(95)	-	(99)
Write-down of lease residual values	(18)	-	-	(18)
Unearned interest income and fees	(112)	-	-	(112)
Deferred dealer participation and IDC	7	431	-	438
Unearned subsidy income	(140)	(770)	-	(910)
	$2,719	$34,856	$4,123	$41,698

	March 31, 2014
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$2,997	$35,045	$4,372	$42,414
Allowance for credit losses	(4)	(95)	(1)	(100)
Write-down of lease residual values	(21)	-	-	(21)
Unearned interest income and fees	(114)	-	-	(114)
Deferred dealer participation and IDC	7	428	-	435
Unearned subsidy income	(143)	(771)	-	(914)
	$2,722	$34,607	$4,371	$41,700

Finance receivables include retail loans with principal balances of $8.0 billion and $8.3 billion as of June 30, 2014 and March 31, 2014, respectively, that have been sold for legal purposes in securitization transactions that do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

The uninsured portions of the lease residual values were $430 million and $433 million at June 30, 2014 and March 31, 2014, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $6 million and $7 million for the three months ended June 30, 2014 and 2013, respectively.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

There were no modifications to dealer loans that constituted troubled debt restructurings during the three months ended June 30, 2014 and 2013.

The Company generally does not grant concessions on consumer finance receivables that are considered to be troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three months ended June 30, 2014 and 2013. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered to be troubled debt restructurings since the deferrals are deemed to be insignificant and interest continues to accrue during the deferral period.

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three months ended June 30, 2014
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, April 1, 2014	$4	$95	$1	$100
Provision	1	16	-	17
Charge-offs	(1)	(39)	(1)	(41)
Recoveries	-	23	-	23
Effect of translation adjustment	-	-	-	-
Ending balance, June 30, 2014	$4	$95	$-	$99
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	4	95	-	99
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$9	$9
Collectively evaluated for impairment	2,741	34,951	4,114	41,806

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2013
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, April 1, 2013	$5	$88	$-	$93
Provision	1	25	-	26
Charge-offs	(1)	(44)	-	(45)
Recoveries	-	26	-	26
Effect of translation adjustment	-	-	-	-
Ending balance, June 30, 2013	$5	$95	$-	$100
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	5	95	-	100
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$17	$17
Collectively evaluated for impairment	3,407	33,225	4,026	40,658

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 – 59 days	60 – 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
June 30, 2014
Retail loans:
New auto	$158	$27	$7	$192	$29,892	$30,084
Used and certified auto	63	12	2	77	3,732	3,809
Motorcycle and other	10	4	1	15	1,043	1,058
Total retail	231	43	10	284	34,667	34,951
Direct financing lease	9	2	1	12	2,729	2,741
Dealer loans:
Wholesale flooring	1	-	-	1	3,506	3,507
Commercial loans	-	-	-	-	616	616
Total dealer loans	1	-	-	1	4,122	4,123
Total finance receivables	$241	$45	$11	$297	$41,518	$41,815

March 31, 2014
Retail loans:
New auto	$140	$18	$6	$164	$29,611	$29,775
Used and certified auto	54	7	2	63	3,837	3,900
Motorcycle and other	10	3	2	15	1,012	1,027
Total retail	204	28	10	242	34,460	34,702
Direct financing lease	10	2	1	13	2,734	2,747
Dealer loans:
Wholesale flooring	1	-	2	3	3,765	3,768
Commercial loans	-	-	-	-	604	604
Total dealer loans	1	-	2	3	4,369	4,372
Total finance receivables	$215	$30	$13	$258	$41,563	$41,821

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

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
June 30, 2014
Performing	$30,050	$3,795	$1,053	$2,738	$37,636
Nonperforming	34	14	5	3	56
Total	$30,084	$3,809	$1,058	$2,741	$37,692

March 31, 2014
Performing	$29,751	$3,891	$1,022	$2,744	$37,408
Nonperforming	24	9	5	3	41
Total	$29,775	$3,900	$1,027	$2,747	$37,449

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

	June 30, 2014			March 31, 2014
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$2,285	$371	$2,656	$2,319	$355	$2,674
Group B	1,222	245	1,467	1,449	249	1,698
Total	$3,507	$616	$4,123	$3,768	$604	$4,372

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	June 30,	March 31,
	2014	2014
	(U.S. dollars in millions)
Operating lease vehicles	$27,481	$26,274
Accumulated depreciation	(4,563)	(4,500)
Deferred dealer participation and IDC	92	88
Unearned subsidy income	(662)	(576)
Estimated early termination losses	(54)	(56)
	$22,294	$21,230

The Company recognized $4 million and $6 million of estimated early termination losses due to lessee defaults for the three months ended June 30, 2014 and 2013, respectively. Actual net losses realized for the three months ended June 30, 2014 and 2013 totaled $6 million and $7 million, respectively.

Included in the provision for credit losses for both the three months ended June 30, 2014 and 2013 are provisions related to past due receivables on operating leases in the amounts of $4 million.

The Company did not recognize impairment losses during the three months ended June 30, 2014 and 2013 since there were no events or circumstances which indicated that the carrying values of operating leases would not be recoverable.

(4)	Debt

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2014	2014	2014	2014	2014	2014
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$6,077	$4,187	0.38%	0.45%	0.12 - 1.23%	0.11 - 1.25%
Related party debt	4,859	4,763	0.54%	0.51%	0.12 - 1.27%	0.14 - 1.28%
Bank loans	6,582	6,539	0.91%	0.90%	0.58 - 1.99%	0.58 - 1.99%
Private U.S. MTN program	11,003	12,901	2.09%	1.85%	0.25 - 7.63%	0.23 - 7.63%
Public U.S. MTN program	4,737	3,736	0.90%	1.08%	0.23 - 2.13%	0.23 - 2.13%
Euro MTN programme	3,371	3,788	2.15%	2.52%	0.22 - 5.45%	0.22 - 5.50%
Other debt	1,543	1,490	2.12%	2.12%	1.69 - 2.35%	1.68 - 2.35%
Total unsecured debt	38,172	37,404
Secured debt	7,904	8,230	0.67%	0.67%	0.18 - 1.55%	0.19 - 1.80%
Total debt	$46,076	$45,634

As of June 30, 2014, the outstanding principal balance of long-term debt with floating interest rates totaled $11.4 billion and long-term debt with fixed interest rates totaled $20.8 billion. As of March 31, 2014, the outstanding principal balance of long-term debt with floating interest rates totaled $12.5 billion and long-term debt with fixed interest rates totaled $21.4 billion.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Commercial Paper

As of June 30, 2014 and March 31, 2014, the Company had commercial paper programs that provide the Company with available funds of up to $8.9 billion and $8.5 billion, respectively, at prevailing market interest rates for periods up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

Outstanding commercial paper averaged $5.3 billion and $4.8 billion during the three months ended June 30, 2014 and 2013, respectively. The maximum balance outstanding at any month end during the three months ended June 30, 2014 and 2013 was $6.1 billion and $4.8 billion, respectively.

As of June 30, 2014, the Company had available committed lines of credit totaling $8.5 billion, which expire through March 2019. Committed lines of credit are primarily in place to support the Company’s commercial paper programs. If these lines were used, it would be in the form of short-term notes. The Company expensed commitment fees of $1 million and $2 million during the three months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and March 31, 2014, there were no amounts outstanding under these lines.

Related Party Debt

AHFC routinely issues fixed rate short term notes to AHM to help fund AHFC’s general corporate operations. The Company incurred interest expense on these notes totaling $1 million and $2 million for the three months ended June 30, 2014 and 2013, respectively.

HCFI routinely issues fixed rate short term notes to HCI to help fund HCFI’s general corporate operations. The Company incurred interest expense on these notes totaling $5 million for both the three months ended June 30, 2014 and 2013.

Bank Loans

Outstanding bank loans as of June 30, 2014 had floating interest rates. Outstanding bank loans have prepayment options. No outstanding bank loans as of June 30, 2014 were supported by the Keep Well Agreements with HMC described in Note 6.

Medium Term Note (MTN) Programs

Private U.S. MTN Program

AHFC no longer issues U.S. MTNs under the Rule 144A Private U.S. MTN Program. Future U.S. MTN issuances will be under the Public U.S. MTN Program described below. Notes outstanding under the Private U.S. MTN Program as of June 30, 2014 were both short-term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars.

Public U.S. MTN Program

The Public U.S. MTN program is authorized for the issuance of MTNs up to a maximum aggregate principal amount of $16.0 billion. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under this program were both short-term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars.

Euro MTN Programme

The Euro MTN Programme is effective through August 8, 2014. The Company’s current intention is to let this program lapse but the program may be renewed in the future. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturity. Notes outstanding under this program are long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Japanese Yen, or Euros.

The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Other Debt

The outstanding balance as of June 30, 2014 consisted of private placement debt issued by HCFI denominated in Canadian dollars, with either fixed or floating interest rates. Private placement debt was supported by the Keep Well Agreement with HMC described in Note 6.

Secured Debt

The Company issues notes through secured financing transactions that are secured by assets held by the issuing securitization trust. The notes generally have fixed interest rates (a limited number of notes had floating interest rates). Repayment on the notes is dependent on the performance of the underlying receivables. Refer to Note 9 for additional information on the Company’s secured financing transactions.

(5)	Derivative Instruments

The notional balances and gross fair values of the Company’s derivatives are presented below. Derivative instruments are presented in the Company’s consolidated balance sheets on a net basis by counterparty. Refer to Note 13 regarding the valuation of derivative instruments.

	June 30, 2014			March 31, 2014
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$47,197	$203	$83	$46,239	$192	$106
Cross currency swaps	2,540	78	101	2,960	72	106
Gross derivative assets/liabilities		281	184		264	212
Counterparty netting adjustment		(88)	(88)		(105)	(105)
Net derivative assets/liabilities		$193	$96		$159	$107

The income statement effect of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended
	June 30,
	2014	2013
	(U.S. dollars in millions)
Interest rate swaps	$9	$(64)
Cross currency swaps	9	12
Total gain/(loss) on derivative instruments	$18	$(52)

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies.

	Three months ended
	June 30,
Income statement	2014	2013
	(U.S. dollars in millions)
Revenue:
Subsidy income	$267	$254
Interest expense:
Related party debt	6	6
Other income:
VSC administration fees	24	24
General and administrative expenses:
Support Compensation Agreement fees	4	4
Benefit plan expenses	2	5
Shared services	13	11

	June 30,	March 31,
Balance Sheet	2014	2014
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(896)	$(901)
Investment in operating leases, net:
Unearned subsidy income	(659)	(573)
Due from Parent and affiliated companies	108	109

Liabilities:
Debt:
Related party debt	$4,859	$4,763
Due to Parent and affiliated companies	99	95
Accrued interest expenses:
Related party debt	4	3
Other liabilities:
VSC unearned administrative fees	356	352
Accrued benefit expenses	48	47

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

Vehicle Service Contract (VSC) Administration

AHFC receives fees to perform administrative services for vehicle service contracts issued by AHM and its subsidiary. HCFI receives fees for marketing vehicle service contracts issued by HCI. Unearned VSC administration fees are included in other liabilities (Note 11). VSC administration income is recognized in other income (Note 12).

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Other

The majority of the amounts due from the Parent and affiliated companies at June 30, 2014 and March 31, 2014 related to subsidies. The majority of the amounts due to the Parent and affiliated companies at June 30, 2014 and March 31, 2014 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

(7)	Income Taxes

The Company’s effective tax rate was 35.1% and 38.0%, respectively, for the three months ended June 30, 2014 and 2013. The decrease in the effective tax rate is primarily due to the deduction for qualified domestic production. The Company’s provision for income taxes for the three months ended June 30, 2014 and 2013 was $159 million and $120 million, respectively.

To date, the Company has not provided for federal income taxes on its share of the undistributed earnings of its foreign subsidiary, HCFI, that are intended to be indefinitely reinvested outside the United States. At June 30, 2014, $627 million, of accumulated undistributed earnings of HCFI were deemed to be so reinvested. If these undistributed earnings as of June 30, 2014 were to be distributed, the unrecognized deferred tax liability associated with these indefinitely reinvested earnings would be $128 million. As of June 30, 2014, HCFI is not planning any distributions.

Due to the lapse in U.S. tax law that defers the imposition of U.S. taxes on certain foreign active financing income until that income is repatriated to the U.S. as a dividend, for the three months ended June 30, 2014, AHFC recognized tax on its share of such income.

The changes in the unrecognized tax benefits for the three months ended June 30, 2014 were not significant. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of fiscal year ending March 31, 2015.

As of June 30, 2014, the Company is subject to examination by U.S. federal and state tax jurisdictions for the taxable years ended March 31, 2008 to 2013. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2007 to 2013 federally, and returns filed for the taxable years ended March 31, 2006 to 2013 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Commitments and Contingencies

The Company leases certain premises and equipment on a long term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was approximately $3 million for both the three months ended June 30, 2014 and 2013.

The Company extends commercial revolving lines of credit to new and used vehicle dealers to aid in their facilities refurbishment or general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. Maximum commercial revolving lines of credit were $286 million and $283 million as of June 30, 2014 and March 31, 2014, respectively, with $179 million and $174 million, respectively, used as of those dates. The Company also has a commitment to lend a total of $116 million to finance the construction of auto dealerships with $62 million of this commitment funded as of June 30, 2014.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

(9)	Securitizations and Variable Interest Entities (VIE)

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

During the three months ended June 30, 2014 and 2013, the Company issued notes through asset backed securitizations, which were accounted for as secured financing transactions totaling $1.0 billion and $1.3 billion, respectively. The notes were secured by receivables with an initial principal balance of $1.0 billion and $1.3 billion, respectively.

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

	June 30,	March 31,
	2014	2014
	(U.S. dollars in millions)
Assets:
Finance receivables	$7,978	$8,285
Unamortized costs and subsidy income, net	(91)	(95)
Allowance for credit losses	(12)	(13)
Total finance receivables, net	7,875	8,177
Vehicles held for disposition	4	4
Restricted cash (1)	264	267
Accrued interest receivable (1)	9	10
Total assets	$8,152	$8,458
Liabilities:
Secured debt	7,916	8,242
Unamortized discounts and fees	(12)	(12)
Total secured debt, net	7,904	8,230
Accrued interest expense	2	2
Total liabilities	$7,906	$8,232

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of June 30, 2014 and March 31, 2014, AHFC and HCFI had cash collections of $424 million and $444 million, respectively, which were required to be remitted to the trusts.

(10)	Other Assets

Other assets consisted of the following:

	June 30,	March 31,
	2014	2014
	(U.S. dollars in millions)
Accrued interest and fees	$78	$79
Other receivables	80	98
Deferred expense	169	164
Software, net of accumulated amortization of $137 and $135 as of June 30, 2014 and March 31, 2014, respectively	10	10
Property and equipment, net of accumulated depreciation of $17 and $17 as of June 30, 2014 and March 31, 2014, respectively	6	6
Restricted cash	264	267
Other	105	112
Total	$712	$736

Depreciation and amortization are computed on a straight line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $2 million for both the three months ended June 30, 2014 and 2013.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11)	Other Liabilities

Other liabilities consisted of the following:

	June 30,	March 31,
	2014	2014
	(U.S. dollars in millions)
Dealer payables	$170	$211
Accounts payable and accrued expenses	255	251
Lease security deposits	57	53
VSC unearned administrative fees (Note 6)	356	352
Unearned income, operating lease	277	270
Uncertain tax positions	24	24
Other	100	94
Total	$1,239	$1,255

(12)	Other Income

Other income consisted of the following:

	Three months ended
	June 30,
	2014	2013
	(U.S. dollars in millions)
VSC administration (Note 6)	$24	$24
Other	-	7
Total	$24	$31

(13)	Fair Value Measurements

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2014
				Counterparty
	Level 1	Level 2	Level 3	netting	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$203	$-	$(49)	$154
Cross currency swaps	-	78	-	(39)	39
Total assets	$-	$281	$-	$(88)	$193
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$83	$-	$(49)	$34
Cross currency swaps	-	101	-	(39)	62
Total liabilities	$-	$184	$-	$(88)	$96

	March 31, 2014
				Counterparty
	Level 1	Level 2	Level 3	netting	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$192	$-	$(68)	$124
Cross currency swaps	-	72	-	(37)	35
Total assets	$-	$264	$-	$(105)	$159
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$106	$-	$(68)	$38
Cross currency swaps	-	106	-	(37)	69
Total liabilities	$-	$212	$-	$(105)	$107

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

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the three months ended June 30, 2014 and 2013. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment
	(U.S. dollars in millions)
June 30, 2014
Vehicles held for disposition	$-	$-	$63	$63	$13

June 30, 2013
Vehicles held for disposition	$-	$-	$84	$84	$16

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

	June 30, 2014
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$147	$147	$-	$-	$147
Dealer loans, net	4,123	-	-	4,038	4,038
Retail loans, net	34,856	-	-	35,283	35,283
Restricted cash	264	264	-	-	264

Liabilities:
Commercial paper	$6,077	$-	$6,077	$-	$6,077
Related party debt	4,859	-	4,859	-	4,859
Bank loans	6,582	-	6,642	-	6,642
Medium term note programs	19,111	-	19,585	-	19,585
Other debt	1,543	-	1,556	-	1,556
Secured debt	7,904	-	7,931	-	7,931

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Fair value information presented in the tables above is based on information available at June 30, 2014 and March 31, 2014. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial information for the Company’s reportable segments for the three months ended or at June 30, 2014 and 2013 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended June 30, 2014
Revenues:
Direct financing leases	$-	$39	$-	$39
Retail	292	42	-	334
Dealer	26	4	-	30
Operating leases	1,105	42	-	1,147
Total revenues	1,423	127	-	1,550
Depreciation on operating leases	869	34	-	903
Interest expense	126	24	-	150
Realized (gains)/losses on derivatives and foreign currency denominated debt	(5)	6	(1)	-
Net revenues	433	63	1	497
Gain/(Loss) on disposition of lease vehicles	24	2	-	26
Other income	23	1	-	24
Total net revenues	480	66	1	547
Expenses:
General and administrative expenses	86	13	-	99
Provision for credit losses	18	3	-	21
Early termination loss on operating leases	4	-	-	4
Loss on lease residual values	-	-	-	-
(Gain)/Loss on derivative instruments	-	-	(18)	(18)
(Gain)/Loss on foreign currency revaluation of debt	-	-	(12)	(12)
Income before income taxes	$372	$50	$31	$453
June 30, 2014
Total finance receivables	$34,841	$6,857	$-	$41,698
Total operating lease assets	21,276	1,018	-	22,294
Total assets	57,310	7,982	-	65,292

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended June 30, 2013
Revenues:
Direct financing leases	$-	$53	$-	$53
Retail	295	44	-	339
Dealer	27	4	-	31
Operating leases	1,043	-	-	1,043
Total revenues	1,365	101	-	1,466
Depreciation on operating leases	808	-	-	808
Interest expense	143	32	-	175
Realized (gains)/losses on derivatives and foreign currency denominated debt	(19)	1	18	-
Net revenues	433	68	(18)	483
Gain/(Loss) on disposition of lease vehicles	(3)	3	-	-
Other income	30	1	-	31
Total net revenues	460	72	(18)	514
Expenses:
General and administrative expenses	82	14	-	96
Provision for credit losses	27	3	-	30
Early termination loss on operating leases	6	-	-	6
Loss on lease residual values	-	1	-	1
(Gain)/Loss on derivative instruments	-	-	52	52
(Gain)/Loss on foreign currency revaluation of debt	-	-	13	13
Income before income taxes	$345	$54	$(83)	$316
June 30, 2013
Total finance receivables	$33,300	$7,244	$-	$40,544
Total operating lease assets	19,679	-	-	19,679
Total assets	53,997	7,336	-	61,333

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

We analyze our operations in two business segments defined by geography: the United States and Canada. We measure the performance of our United States and Canada segments on a pre-tax basis before the effect of valuation adjustments on derivative instruments and revaluations of foreign currency denominated debt. For additional information regarding our segments, see Note 14—Segment Information of Notes to Consolidated Financial Statements. The following tables and the related discussion are presented based on our geographically segmented consolidated financial statements.

References to “C$” are to the Canadian dollar. This report contains translations of certain Canadian dollar amounts into U.S. dollars at the rate specified below solely for your convenience. These translations should not be construed as representations that the Canadian dollar amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rate indicated. U.S. dollar equivalents for “C$” amounts are calculated based on the exchange rate on June 30, 2014 of 1.0671 per U.S. dollar.

References in this report to our “fiscal year 2015” and “fiscal year 2014” refer to our fiscal year ending March 31, 2015 and our fiscal year ended March 31, 2014, respectively.

Results of Operations

The following table presents our income before income taxes:

	Three months ended
	June 30,
	2014	2013
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$401	$255
Canada segment	52	61
Total income before income taxes	$453	$316

Comparison of the Three Months Ended June 30, 2014 and 2013

Our consolidated income before income taxes was $453 million for the first quarter of fiscal year 2015 compared to $316 million for the same period in fiscal year 2014. This increase of $137 million, or 43%, was primarily due to a gain on derivative instruments of $18 million during the first quarter of fiscal year 2015 compared to a loss of $52 million during the same period in fiscal year 2014, an increase in the gain on disposition of lease vehicles of $26 million, a decrease in interest expense of $25 million, a gain on revaluation of foreign currency denominated debt of $12 million during the first quarter of fiscal year 2015 compared to a loss of $13 million during the same period in fiscal year 2014, an increase in operating lease revenue, net of depreciation, of $9 million and a decline in the provision for credit losses of $9 million, which were partially offset by a decline in revenue from direct financing leases of $14 million and a decline in revenue from retail loans of $5 million.

Segment Results—Comparison of the Three Months Ended June 30, 2014 and 2013

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$-	$-	$39	$53	$39	$53
Retail	292	295	42	44	334	339
Dealer	26	27	4	4	30	31
Operating leases	1,105	1,043	42	-	1,147	1,043
Total revenues	1,423	1,365	127	101	1,550	1,466
Depreciation on operating leases	869	808	34	-	903	808
Interest expense	126	143	24	32	150	175
Net revenues	428	414	69	69	497	483
Gain/(Loss) on disposition of lease vehicles	24	(3)	2	3	26	-
Other income	23	30	1	1	24	31
Total net revenues	475	441	72	73	547	514
Expenses:
General and administrative expenses	86	82	13	14	99	96
Provision for credit losses	18	27	3	3	21	30
Early termination loss on operating leases	4	6	-	-	4	6
Loss on lease residual values	-	-	-	1	-	1
(Gain)/Loss on derivative instruments	(22)	67	4	(15)	(18)	52
(Gain)/Loss on foreign currency revaluation of debt	(12)	4	-	9	(12)	13
Income before income taxes	$401	$255	$52	$61	$453	$316

Revenues

Revenue from retail loans in the United States segment declined by $3 million, or 1%, during the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in revenue was attributable to the decline in loan yields, which was partially offset by the increase in outstanding retail loans. Revenue from retail loans in the Canada segment declined by $2 million, or 5%, due to the effect of foreign currency translation adjustments.

Direct financing lease revenue, which is generated only in Canada, declined by $14 million, or 26%, during the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in revenue was primarily attributable to the decline in the outstanding direct financing lease asset balance as a result of the Canada segment accounting for a portion of newly acquired consumer lease contracts as operating leases beginning in the second quarter of fiscal year 2014. Prior to that time, all leases acquired in the Canada segment were classified as direct financing leases.

Operating lease revenue in the United States segment increased by $62 million, or 6%, during the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The increase in operating lease revenue was due to higher outstanding operating lease assets during the current period compared to the same period in fiscal year 2014. Operating lease revenue in the Canada segment totaled $42 million during the first quarter of fiscal year 2015.

Revenue from dealer loans decreased by $1 million, or 4%, in the United States segment and remained consistent in the Canada segment during the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014.

Subsidy income from AHM and HCI sponsored incentive programs increased by $13 million, or 5%, to $267 million during the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014. This increase was attributable to the cumulatively higher volume of incentive financing programs in recent fiscal years.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $61 million, or 8%, during the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014, primarily due to an increase in operating lease assets. Depreciation on operating leases for the Canada segment totaled $34 million during the first quarter of fiscal year 2015.

Operating lease revenue, net of depreciation, in the United States segment increased by $1 million, or less than 1%, during the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014. This increase was attributable to the growth in our operating lease assets, which was partially offset by lower net revenue on more recently acquired operating leases. Operating lease revenue, net of depreciation, in the Canada segment totaled $8 million.

Interest expense

Interest expense declined by $17 million, or 12%, in the United States segment and $8 million, or 25%, in the Canada segment during the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in interest expense in the United States segment was primarily attributable to the maturity of debt with higher interest rates. The decline in interest expense in the Canada segment was due in part to the effect of foreign currency translation adjustments. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

In the United States segment, we recognized a gain on disposition of lease vehicles of $24 million during the first quarter of fiscal year 2015 compared to a loss of $3 million during the same period in fiscal year 2014. The gain in the United States segment was attributable to higher used vehicles prices during the current period as compared to the same period in fiscal year 2014. The gain on disposition of lease vehicles in the Canada segment declined by $1 million, or 33%, during the first quarter of fiscal year 2015 as compared to the same period in fiscal year 2014. The decline was primarily attributable to lower volumes of returned lease vehicles.

Provision for credit losses

In the United States segment, the provision for credit losses declined by $9 million, or 33%, during the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014. During the first quarter of fiscal year 2014, significantly higher retail loan acquisitions resulted in the increase to the allowance for credit losses and higher provision for credit losses as compared to the first quarter of fiscal year 2015. In the Canada segment, the provision for credit losses for the first quarter of fiscal year 2015 was consistent with the same period in fiscal year 2014. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment declined by $2 million, or 33%, during the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in losses was the result of revising our loss assumptions during the current period to reflect improvements in delinquency and loss performance of our operating lease portfolio.

Loss on lease residual values

Losses on lease residual values in the Canada segment declined by $1 million during the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014.

Gain/loss on derivative instruments

In the United States segment, we recognized a gain on derivative instruments of $22 million during the first quarter of fiscal year 2015 compared to a loss of $67 million during the same period in fiscal year 2014. The gain in the current period was comprised of gains on pay floating interest rate swaps of $55 million and gains on cross currency swaps of $10 million, which were partially offset by losses on pay fixed interest rate swaps of $43 million. In the Canada segment, we recognized a loss on derivative instruments of $4 million during the first quarter of fiscal year 2015 compared to a gain of $15 million during the same period in fiscal year 2014. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $12 million during the first quarter of fiscal year 2015 compared to a loss of $4 million during the same period in fiscal year 2014. The gain during the current period was primarily attributable to gains on Euro denominated debt as the U.S. dollar strengthened against the Euro. In the Canada segment, there was no gain or loss on the revaluation of foreign currency denominated debt during the first quarter of fiscal year 2015 compared to a loss of $9 million the same period in fiscal year 2014. The Canada segment did not have any foreign currency denominated debt outstanding during the first quarter of fiscal year 2015.

Income tax expense

Our consolidated effective tax rate was 35.1% for the first quarter of fiscal year 2015 and 38.0% for the same period in fiscal year 2014. The decrease in the effective tax rate is primarily due to the deduction for qualified domestic production. Our consolidated provision for income taxes for the first quarter of fiscal year 2015 was $159 million compared to $120 million for the same period in fiscal year 2014.

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended June 30,
	2014		2013
	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	145	97	186	141
Used auto	16	-	16	-
Motorcycle	21	4	20	3
Power equipment and marine engines	-	-	-	-
Total retail loans	182	101	222	144
Leases (3)	128	123	106	82

Canada Segment
Retail loans:
New auto	15	11	16	14
Used auto	4	2	6	3
Motorcycle	2	1	2	-
Power equipment and marine engines	-	-	-	-
Total retail loans	21	14	24	17
Leases (3)	20	19	17	16

Consolidated
Retail loans:
New auto	160	108	202	155
Used auto	20	2	22	3
Motorcycle	23	5	22	3
Power equipment and marine engines	-	-	-	-
Total retail loans	203	115	246	161
Leases (3)	148	142	123	98

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

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Three months ended
	June 30,
	2014	2013
United States Segment
New auto	66%	71%
Motorcycle	38%	40%

Canada Segment
New auto	70%	71%
Motorcycle	26%	18%

Consolidated
New auto	66%	71%
Motorcycle	36%	37%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	June 30,	March 31,	June 30,	March 31,
	2014	2014	2014	2014
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$27,116	$27,018	1,816	1,799
Used auto	3,137	3,233	257	264
Motorcycle	906	886	188	187
Power equipment and marine engines	63	64	5	5
Total retail loans	$31,222	$31,201	2,266	2,255
Securitized retail loans (2)	$7,725	$7,999	688	699
Investment in operating leases	$21,276	$20,537	1,009	973

Canada Segment
Retail loans:
New auto	$2,909	$2,698	184	184
Used auto	649	645	65	67
Motorcycle	73	60	12	11
Power equipment and marine engines	3	3	1	1
Total retail loans	$3,634	$3,406	262	263
Securitized retail loans (2)	$150	$178	20	24
Direct financing leases	$2,719	$2,722	139	144
Investment in operating leases	$1,018	$693	37	25

Consolidated
Retail loans:
New auto	$30,025	$29,716	2,000	1,983
Used auto	3,786	3,878	322	331
Motorcycle	979	946	200	198
Power equipment and marine engines	66	67	6	6
Total retail loans	$34,856	$34,607	2,528	2,518
Securitized retail loans (2)	$7,875	$8,177	708	723
Direct financing leases	$2,719	$2,722	139	144
Investment in operating leases	$22,294	$21,230	1,046	998

(1)	A unit represents one retail loan or lease, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, total retail loan acquisition volumes declined during the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014 due to the decline in new auto retail loan acquisitions. The decline in new auto retail loan acquisitions was primarily attributable to the reduction in incentive financing programs offered during the current period as compared to the same period in fiscal year 2014 which negatively affected our financing penetration rates. Despite the decline in acquisition volumes, the outstanding new auto retail loan balance increased slightly during the first quarter of fiscal year 2015. Outstanding motorcycle retail loans also increased slightly while outstanding used auto retail loans continued to decline. Operating lease acquisitions in the United States segment increased during the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014 due to the increase in incentive financing programs for operating leases.

In the Canada segment, retail loan acquisition volumes declined while lease acquisition volumes increased during the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The shift toward lease acquisitions was primarily the result of increased lease incentive financing volume. The outstanding direct financing lease asset balance declined and the investment in operating leases increased during the first quarter of fiscal year 2015 as the result of the Canada segment accounting for a portion of newly acquired consumer lease contracts as operating leases beginning in the second quarter of fiscal year 2014.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total authorized Honda and Acura dealerships in the United States and/or Canada, as applicable:

	June 30,	March 31,
	2014	2014
United States Segment
Automobile	29%	29%
Motorcycle	96%	97%
Power equipment and marine engines	24%	24%

Canada Segment
Automobile	34%	34%
Motorcycle	99%	99%
Power equipment and marine engines	95%	93%

Consolidated
Automobile	30%	30%
Motorcycle	97%	97%
Power equipment and marine engines	26%	26%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM product sales in the United States and/or HCI product sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended
	June 30,
	2014	2013
United States Segment
Automobile	29%	30%
Motorcycle	97%	94%
Power equipment and marine engines	8%	8%

Canada Segment
Automobile	31%	33%
Motorcycle	93%	96%
Power equipment and marine engines	95%	96%

Consolidated
Automobile	30%	30%
Motorcycle	96%	95%
Power equipment and marine engines	10%	10%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	June 30,	March 31,	June 30,	March 31,
	2014	2014	2014	2014
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,383	$2,491	96	100
Motorcycle	600	701	90	107
Power equipment and marine engines	58	66	57	66
Total wholesale flooring loans	$3,041	$3,258	243	273
Commercial loans	$578	$572

Canada Segment
Wholesale flooring loans:
Automobile	$364	$395	13	15
Motorcycle	73	82	9	11
Power equipment and marine engines	29	32	22	27
Total wholesale flooring loans	$466	$509	44	53
Commercial loans	$38	$32

Consolidated
Wholesale flooring loans:
Automobile	$2,747	$2,886	109	115
Motorcycle	673	783	99	118
Power equipment and marine engines	87	98	79	93
Total wholesale flooring loans	$3,507	$3,767	287	326
Commercial loans	$616	$604

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

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

	As of or for the
	three months ended
	June 30,
	2014	2013
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$89	$80
Provision for credit losses	14	23
Charge-offs, net of recoveries	(16)	(16)
Allowance for credit losses at end of period	$87	$87
Allowance as a percentage of ending receivable balance (1)	0.25%	0.26%
Charge-offs as a percentage of average receivable balance (1), (4)	0.18%	0.19%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$49	$51
As a percentage of ending receivable balance (1), (2)	0.14%	0.15%
Operating leases:
Early termination loss on operating leases	$4	$6
Provision for past due operating lease rental payments (3)	4	4

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$11	$13
Provision for credit losses	3	3
Charge-offs, net of recoveries	(2)	(3)
Effect of translation adjustment	-	-
Allowance for credit losses at end of period	$12	$13
Allowance as a percentage of ending receivable balance (1)	0.17%	0.17%
Charge-offs as a percentage of average receivable balance (1), (4)	0.16%	0.14%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$6	$6
As a percentage of ending receivable balance (1), (2)	0.09%	0.08%
Operating leases:
Early termination loss on operating leases	$-	$-
Provision for past due operating lease rental payments (3)	-	-

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$100	$93
Provision for credit losses	17	26
Charge-offs, net of recoveries	(18)	(19)
Effect of translation adjustment	-	-
Allowance for credit losses at end of period	$99	$100
Allowance as a percentage of ending receivable balance (1)	0.23%	0.24%
Charge-offs as a percentage of average receivable balance (1), (4)	0.18%	0.18%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$55	$57
As a percentage of ending receivable balance (1), (2)	0.13%	0.14%
Operating leases:
Early termination loss on operating leases	$4	$6
Provision for past due operating lease rental payments (3)	4	4

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

(3)	Provisions for past due operating lease rental payments are also included in total provision for credit losses in our consolidated statements of income.
(4)	Percentages for the three months ended June 30, 2014 and 2013 have been annualized.

In the United States segment, we recognized a provision for credit losses on our finance receivables of $14 million for the first quarter of fiscal year 2015 compared to $23 million for the same period in fiscal year 2014. During the first quarter of fiscal year 2014, significantly higher retail loan acquisitions resulted in the increase to the allowance for credit losses and higher provision for credit losses as compared to the first quarter of fiscal year 2015. Net charge-offs remained at historically low levels during the first quarter of fiscal year 2015, helped by stronger used vehicles prices during the period. Delinquencies also remained near historically low levels during the first quarter of fiscal year 2015. We recognized early termination losses on operating lease assets of $4 million during the first quarter of fiscal year 2015 compared to $6 million for the same period in fiscal year 2014. The decline in losses was the result of revising our loss assumptions during the current period to reflect improvements in delinquency and loss performance of our operating lease portfolio. Despite the growth in our investment in operating lease assets, our estimate of early termination losses declined as a result of revising our loss assumptions during the first quarter of fiscal year 2015. In the Canada segment, the provision for credit losses we recognized for the first quarter of both fiscal year 2015 and 2014 remained consistent at $3 million.

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

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. There were no events or circumstances that indicated that the carrying values of our operating leases would not be recoverable during the first three months of fiscal year 2015 and 2014.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended
	June 30,
	2014	2013
	(Units (1) in thousands)
United States Segment
Termination units:
Purchases at outstanding contractual balance (2)	63	62
Sales through auctions and dealer direct programs (3)	27	34
Total termination units	90	96

Canada Segment
Termination units:
Purchases at outstanding contractual balance (2)	12	13
Sales through auctions and dealer direct programs (3)	2	3
Total termination units	14	16

Consolidated
Termination units:
Purchases at outstanding contractual balance (2)	75	75
Sales through auctions and dealer direct programs (3)	29	37
Total termination units	104	112

(1)	A unit represents one lease that was terminated during the fiscal year shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)	Includes vehicles sold through online auctions, physical auctions, and market based pricing programs direct to dealers.

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

Summary of Outstanding Debt

The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average
			contractual interest rate
	June 30,	March 31,	June 30,	March 31,
	2014	2014	2014	2014
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,704	$2,927	0.15%	0.15%
Related party debt	3,078	3,225	0.13%	0.14%
Bank loans	5,391	5,389	0.71%	0.71%
Private U.S. MTN program	11,003	12,901	2.09%	1.85%
Public U.S. MTN program	4,737	3,736	0.90%	1.08%
Euro MTN programme	3,371	3,788	2.15%	2.52%
Total unsecured debt	32,284	31,966
Secured debt	7,766	8,062	0.65%	0.65%
Total debt	$40,050	$40,028

Canada Segment
Unsecured debt:
Commercial paper	$1,373	$1,260	1.16%	1.15%
Related party debt	1,781	1,538	1.27%	1.27%
Bank loans	1,191	1,150	1.81%	1.80%
Other debt	1,543	1,490	2.12%	2.12%
Total unsecured debt	5,888	5,438
Secured debt	138	168	1.54%	1.52%
Total debt	$6,026	$5,606

Consolidated
Unsecured debt:
Commercial paper	$6,077	$4,187	0.38%	0.45%
Related party debt	4,859	4,763	0.54%	0.51%
Bank loans	6,582	6,539	0.91%	0.90%
Private U.S. MTN program	11,003	12,901	2.09%	1.85%
Public U.S. MTN program	4,737	3,736	0.90%	1.08%
Euro MTN programme	3,371	3,788	2.15%	2.52%
Other debt	1,543	1,490	2.12%	2.12%
Total unsecured debt	38,172	37,404
Secured debt	7,904	8,230	0.67%	0.67%
Total debt	$46,076	$45,634

Commercial Paper

As of June 30, 2014, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.9 billion). The commercial paper programs are supported by committed lines of credit totaling approximately $8.5 billion. See “—Credit Agreements” below. Interest rates on the commercial paper are fixed at the time of issuance. During the three months ended June 30, 2014, consolidated commercial paper month-end outstanding principal balances ranged from approximately $5.0 billion to $6.1 billion and the outstanding daily balance averaged $5.3 billion.

Related Party Debt

AHFC routinely issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. HCFI routinely issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days. During the three months ended June 30, 2014, the consolidated related party debt month-end principal balances ranged from approximately $4.9 billion to $5.0 billion and the outstanding daily balance averaged $4.9 billion.

Bank Loans

During the three months ended June 30, 2014, AHFC and HCFI did not enter into any bank loan agreements. As of June 30, 2014, we had bank loans denominated in U.S. dollars and Canadian dollars with variable interest rates, in principal amounts ranging from approximately $47 million to $600 million. As of June 30, 2014, the remaining maturities of all bank loans outstanding ranged from 144 days to approximately 5.6 years. The weighted average remaining maturities on all bank loans was 2.4 years as of June 30, 2014.

Our bank loans contain customary restrictive covenants, including limitations on liens, limitations on mergers and consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of June 30, 2014, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

Medium Term Note (MTN) Programs

Private U.S. MTN Program

AHFC no longer issues U.S. MTNs under the Rule 144A Private U.S. MTN Program. Future U.S. MTN issuances will be under the Public U.S. MTN Program described below. As of June 30, 2014, the remaining maturities of Private U.S. MTNs outstanding ranged from 17 days to approximately 7.2 years. The weighted average remaining maturities of Private U.S. MTNs was 2.1 years as of June 30, 2014. Interest rates on the Private U.S. MTNs are fixed or variable. Private U.S. MTNs are issued pursuant to the terms of an issuing and paying agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of June 30, 2014, management believes that AHFC was in compliance with all covenants contained in the Private U.S. MTNs.

Public U.S. MTN Program

AHFC is a “well-known seasoned issuer” under SEC rules and issues Public U.S. MTNs pursuant to a registration statement on Form S-3 filed with the SEC. The Public U.S. MTN program is authorized for issuance of MTNs up to a maximum aggregate principal amount of $16 billion. The aggregate principal amount of MTNs offered under this program may be increased from time to time. The Public U.S. MTNs may have original maturities of nine months or more from the date of issue, may be interest bearing with either fixed or variable interest rates, or may be discounted notes. During the three months ended June 30, 2014, AHFC issued $1.0 billion aggregate principal amount of Public U.S. MTNs, with original maturities of approximately one year, bearing interest at floating rates. As of June 30, 2014, the remaining maturities of all Public U.S. MTNs outstanding ranged from 339 days to approximately 4.3 years. The weighted average remaining maturities of all Public U.S. MTNs was 1.9 years as of June 30, 2014.

The Public U.S. MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of June 30, 2014, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme

The $11.0 billion Euro MTN Programme is effective through August 8, 2014. Management currently intends to let this program lapse but the program may be renewed in the future. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturity. Since August 8, 2013, AHFC has been the sole issuer under this program. During the three months end June 30, 2014, AHFC did not issue any Euro MTNs. As June 30, 2014, the remaining maturities of all Euro MTNs outstanding ranged from 1 day to approximately 8.7 years. The weighted average remaining maturities of all Euro MTNs was 2.4 years as of June 30, 2014.

Interest rates on the Euro MTNs are fixed or variable. Euro MTNs are issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2014, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

Details of our outstanding Euro MTNs by currency is as follows:

	June 30, 2014		March 31, 2014
	(U.S. dollars in millions)
U.S. dollar	$942	28%	$942	25%
Japanese yen	380	11%	373	10%
Euro	2,049	61%	2,473	65%
Total	$3,371	100%	$3,788	100%

Other Debt

HCFI issues privately placed Canadian dollar denominated notes. During the three months ended June 30, 2014, HCFI did not issue any of these notes. As of June 30, 2014, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 238 days to approximately 4.4 years. The weighted average remaining maturities of these notes was 2.8 years as of June 30, 2014.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2014, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

During the three months ended June 30, 2014, we issued notes through asset-backed securitizations totaling $1.0 billion, which were secured by consumer finance receivables with an initial principal balance of $1.0 billion.

Asset-Backed Conduits

In September 2010, we entered into a receivables loan agreement with a bank-sponsored asset-backed commercial paper conduit to allow us access to additional secured funding. Under this agreement, we would transfer finance receivables to funding agents as collateral for debt issued by the funding agents who are contractually committed, at our option, to make advances to us of up to $500 million. This agreement was amended in September 2013 and terminates in September 2014. As of June 30, 2014, we had no amounts outstanding under this agreement. Our ability to obtain funding under this agreement is subject to us having a sufficient amount of assets eligible and any unused portion of this commitment may be terminated if the performance of the underlying assets deteriorates beyond specified levels.

Credit Agreements

We maintain committed lines of credit with various financial institutions. These credit agreements are primarily in place to support our commercial paper programs. If these lines were used, it would be in the form of short-term notes.

In March 2014, AHFC entered into a $3.5 billion 364 day credit agreement which terminates on March 6, 2015 and a $3.5 billion five year credit agreement which terminates on March 7, 2019. At June 30, 2014, no amounts were outstanding or repaid under the AHFC credit agreements. AHFC intends to renew or replace the credit agreements prior to or on their respective termination dates.

In March 2014, HCFI entered into a C$1.3 billion ($1.2 billion) credit agreement.  As amended in June 2014, the credit agreement was increased to C$1.6 billion ($1.5 billion) which provides that HCFI may borrow up to C$800 million ($750 million) on a one year and five-year revolving basis. The one year tranche of the credit agreement terminates on March 24, 2015 and the five year tranche of the credit agreement terminates on March 24, 2019. At June 30, 2014, no amounts were outstanding or repaid under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the termination date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require us to maintain a positive consolidated tangible net worth. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of June 30, 2014, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

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

—

cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

—

ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective keep well agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of June 30, 2014 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of approximately $4 million during both the three months ended June 30, 2014 and 2013, pursuant to this support compensation agreement.

Indebtedness of Consolidated Subsidiaries

As of June 30, 2014, AHFC and its consolidated subsidiaries had approximately $54.6 billion of outstanding indebtedness and other liabilities, including current liabilities, of which approximately $14.6 billion consisted of indebtedness and liabilities of our consolidated subsidiaries, and none of AHFC’s consolidated subsidiaries had outstanding any preferred equity.

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

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending June 30,
	Total	2015	2016	2017	2018	2019	Thereafter
	(U.S. dollars in millions)
Debt obligations (1)	$46,142	$23,067	$8,498	$7,337	$2,385	$2,564	$2,291
Interest payments on debt (2)	1,417	474	322	239	177	103	102
Operating lease obligations	40	6	6	5	5	5	13
Total	$47,599	$23,547	$8,826	$7,581	$2,567	$2,672	$2,406

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of June 30, 2014.

(2)	Interest payments on variable rate and foreign currency denominated debt based on the applicable variable rates and/or exchange rates as of June 30, 2014.

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

Refer to Note 2—Finance Receivables of Notes to Consolidated Financial Statements (Unaudited) for additional information regarding charge-offs or write-downs of contractual balances of retail and dealer finance receivables.

Our allowance for credit losses and early termination losses on operating leases requires significant judgment about inherently uncertain factors. The estimates are based on management’s evaluation of many factors, including our historical credit loss experience, the value of the underlying collateral, delinquency trends, and economic conditions. The estimates are based on information available as of each reporting date. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates. Refer to Note 3—Investment in Operating Leases of Notes to Consolidated Financial Statements (Unaudited) for additional information.

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve month period ended June 30, 2014, our provision for credit losses would have increased by approximately $21 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve month period ended June 30, 2014, we would have recognized an additional $9 million in early termination losses in our consolidated statement of income during the period.

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

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of June 30, 2014 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $50 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $6 million in depreciation expense, which would be recognized over the remaining lease terms. Similarly, if the future estimated auction values were to decrease by $100 per unit and future return rates were to increase by one percentage point from our current estimates for all direct financing leases as of June 30, 2014, we would have recognized an increase of approximately $1 million and less than $1 million in losses on lease residual values, respectively. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of June 30, 2014. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2014, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For more information on our legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2014, which was filed with the SEC on June 20, 2014.

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

Dated: August 11, 2014

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

4.6(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.7(6)	Form of Fixed Rate Medium-Term Note, Series A and Form of Floating Rate Medium-Term Note, Series A.
10.1(7)	Amendment, dated as of June 30, 2014, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
12.1(8)	Statement regarding computation of ratio of earnings to fixed charges
31.1(8)	Certification of Principal Executive Officer
31.2(8)	Certification of Principal Financial Officer
32.1(9)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(9)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(10)	XBRL Instance Document
101.SCH(10)	XBRL Taxonomy Extension Schema Document
101.CAL(10)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(10)	XBRL Taxonomy Extension Label Linkbase Document

AMERICAN HONDA FINANCE CORPORATION
Exhibit Index

Exhibit Number	Description

101.PRE(10)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(10)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(3)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 2, dated August 19, 2013.
(4)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated November 12, 2013.
(5)	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
(6)	Incorporated herein by reference to Exhibit numbers 4.1 and 4.2 filed with our current report on Form 8-K, dated September 25, 2013.
(7)	Incorporated herein by reference to the same numbered Exhibit filed with our current report on Form 8-K, dated June 30, 2014.
(8)	Filed herewith.
(9)	Furnished herewith.
(10)

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