Form 10-Q
period 2014-09-30
AMERICAN HONDA FINANCE CORP
filed 2014-11-13
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

REDUCED DISCLOSURE FORMAT

American Honda Finance Corporation, a wholly owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2014

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “scheduled,” or “anticipates” or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. In addition, all information included herein with respect to projected or future results of operations, cash flows, financial condition, financial performance, or other financial or statistical matters constitute forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and that may be incapable of being realized. The following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements:

•	declines in the financial condition or performance of Honda Motor Co., Ltd. or the sales of Honda or Acura products;
•	changes in economic and general business conditions;
•	fluctuations in interest rates and currency exchange rates;
•	the failure of our customers, dealers or counterparties in the financial industry to meet the terms of any contracts with us, or otherwise fail to perform as agreed;
•	our inability to recover the estimated residual value of leased vehicles at the end of their lease terms;
•	changes or disruption in our funding sources or access to the capital markets;
•	changes in our, or Honda Motor Co., Ltd.’s, credit ratings;
•	increased competition from other financial institutions seeking to increase their share of financing of Honda and Acura products;
•	changes in laws and regulations, including as a result of financial services legislation, and related costs;
•	changes in accounting standards;
•	a failure or interruption in our operations; and
•	a security breach or cyber attack.

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

ii

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. dollars in millions, except share amounts)

	September 30,	March 31,
	2014	2014
Assets
Cash and cash equivalents	$647	$138
Finance receivables, net	40,697	41,700
Investment in operating leases, net	23,241	21,230
Due from Parent and affiliated companies	135	109
Income taxes receivable	26	91
Vehicles held for disposition	148	133
Other assets	720	736
Derivative instruments	129	159
Total assets	$65,743	$64,296
Liabilities and Equity
Debt:
Commercial paper	$6,669	$4,187
Related party debt	5,022	4,763
Bank loans	6,526	6,539
Medium term note programs	19,321	20,425
Other debt	1,471	1,490
Secured debt	7,666	8,230
Total debt	46,675	45,634
Due to Parent and affiliated companies	110	95
Accrued interest expense	79	127
Income taxes payable	152	21
Deferred income taxes	6,466	6,664
Other liabilities	1,214	1,255
Derivative instruments	117	107
Total liabilities	54,813	53,903
Commitments and contingencies
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of September 30, 2014 and March 31, 2014	1,366	1,366
Retained earnings	8,829	8,306
Accumulated other comprehensive income	16	27
Total shareholder’s equity	10,211	9,699
Noncontrolling interest in subsidiary	719	694
Total equity	10,930	10,393
Total liabilities and equity	$65,743	$64,296

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	September 30,	March 31,
	2014	2014

Finance receivables, net	$7,659	$8,177
Vehicles held for disposition	4	4
Other assets	274	277
Total assets	$7,937	$8,458

Secured debt	$7,666	$8,230
Accrued interest expense	2	2
Total liabilities	$7,668	$8,232

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended		Six months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Direct financing leases	$36	$49	$75	$102
Retail	329	350	663	689
Dealer	29	28	59	59
Operating leases	1,195	1,067	2,342	2,110
Total revenues	1,589	1,494	3,139	2,960
Depreciation on operating lease	943	842	1,846	1,650
Interest expense	146	158	296	333
Net revenues	500	494	997	977
Gain on disposition of lease vehicles	12	6	38	6
Other income	24	27	48	58
Total net revenues	536	527	1,083	1,041
Expenses:
General and administrative expenses	100	99	199	195
Provision for credit losses	30	35	51	65
Early termination loss on operating leases	14	7	18	13
Loss on lease residual values	2	1	2	2
(Gain)/Loss on derivative instruments	150	(55)	132	(3)
(Gain)/Loss on foreign currency revaluation of debt	(167)	74	(179)	87
Total expenses	129	161	223	359
Income before income taxes	407	366	860	682
Income tax expense	143	141	302	261
Net income	264	225	558	421
Less: Net income attributable to noncontrolling interest	17	16	35	37
Net income attributable to American Honda Finance Corporation	$247	$209	$523	$384

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended		Six months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$264	$225	$558	$421
Other comprehensive income/(loss):
Foreign currency translation adjustment	(72)	28	(21)	(18)
Comprehensive income	192	253	537	403
Less: Comprehensive income/(loss) attributable to noncontrolling interest	(17)	29	25	28
Comprehensive income attributable to American Honda Finance Corporation	$209	$224	$512	$375

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	income	stock	interest
Balance at March 31, 2013	$9,590	$7,422	$88	$1,366	$714
Net income	421	384	-	-	37
Other comprehensive loss	(18)	-	(9)	-	(9)
Dividends declared to noncontrolling interest	(36)	-	-	-	(36)
Balance at September 30, 2013	$9,957	$7,806	$79	$1,366	$706

Balance at March 31, 2014	$10,393	$8,306	$27	$1,366	$694
Net income	558	523	-	-	35
Other comprehensive loss	(21)	-	(11)	-	(10)
Balance at September 30, 2014	$10,930	$8,829	$16	$1,366	$719

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in millions)

	Six months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$558	$421
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(183)	(36)
Loss on lease residual values and provision for credit losses	53	67
Early termination loss on operating leases	18	13
Depreciation and amortization	1,850	1,653
Accretion of unearned subsidy income	(540)	(521)
Amortization of deferred dealer participation and IDC	172	167
Gain on disposition of lease vehicles and fixed assets	(37)	(6)
Deferred income tax expense/(benefit)	(194)	143
Changes in operating assets and liabilities:
Income taxes receivable/payable	195	77
Other assets	(16)	(26)
Accrued interest/discounts on debt	20	8
Other liabilities	(26)	1
Due to/due from Parent and affiliated companies	(11)	(21)
Net cash provided by operating activities	1,859	1,940
Cash flows from investing activities:
Finance receivables acquired	(9,314)	(12,280)
Principal collected on finance receivables	9,305	9,072
Net change in wholesale loans	759	662
Purchase of operating lease vehicles	(7,279)	(6,062)
Disposal of operating lease vehicles	3,216	3,146
Cash received for unearned subsidy income	685	637
Other investing activities, net	(1)	(14)
Net cash used in investing activities	(2,629)	(4,839)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	20,314	21,583
Paydown of commercial paper	(17,812)	(20,123)
Proceeds from issuance of related party debt	21,592	23,006
Paydown of related party debt	(21,306)	(22,844)
Proceeds from issuance of medium term notes and other debt	3,490	5,975
Paydown of medium term notes and other debt	(4,428)	(4,784)
Proceeds from issuance of secured debt	1,994	2,743
Paydown of secured debt	(2,565)	(2,649)
Dividend paid	-	(18)
Net cash provided by financing activities	1,279	2,889
Effect of exchange rate changes on cash and cash equivalents	-	2
Net increase/(decrease) in cash and cash equivalents	509	(8)
Cash and cash equivalents at beginning of year	138	149
Cash and cash equivalents at end of year	$647	$141
Supplemental disclosures of cash flow information:
Interest paid	$326	$409
Income taxes paid	301	38

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments are effective for the fiscal year ending March 31, 2017 and interim periods thereafter. The adoption of this new standard is not expected to have an impact on the consolidated financial statements.

(2)	Finance Receivables

Finance receivables consisted of the following:

	September 30, 2014
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$2,753	$34,925	$3,687	$41,365
Allowance for credit losses	(3)	(91)	-	(94)
Write-down of lease residual values	(17)	-	-	(17)
Unearned interest income and fees	(100)	-	-	(100)
Deferred dealer participation and IDC	6	423	-	429
Unearned subsidy income	(128)	(758)	-	(886)
	$2,511	$34,499	$3,687	$40,697

	March 31, 2014
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$2,997	$35,045	$4,372	$42,414
Allowance for credit losses	(4)	(95)	(1)	(100)
Write-down of lease residual values	(21)	-	-	(21)
Unearned interest income and fees	(114)	-	-	(114)
Deferred dealer participation and IDC	7	428	-	435
Unearned subsidy income	(143)	(771)	-	(914)
	$2,722	$34,607	$4,371	$41,700

Finance receivables include retail loans with principal balances of $7.8 billion and $8.3 billion as of September 30, 2014 and March 31, 2014, respectively, that have been sold for legal purposes in securitization transactions that do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

The uninsured portions of the lease residual values were $397 million and $433 million at September 30, 2014 and March 31, 2014, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $4 million and $6 million for the three months ended September 30, 2014 and 2013, respectively, and $10 million and $13 million for the six months ended September 30, 2014 and 2013, respectively.

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

Allowance for Credit Losses

The allowance for credit losses is management’s estimate of probable losses incurred on finance receivables, which requires significant judgment and assumptions that are inherently uncertain. The allowance is based on management’s evaluation of many factors, including the Company’s historical credit loss experience, the value of the underlying collateral, delinquency trends, and economic conditions.

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

There were no modifications to dealer loans that constituted troubled debt restructurings during the three and six months ended September 30, 2014 and 2013.

The Company generally does not grant concessions on consumer finance receivables that are considered to be troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three and six months ended September 30, 2014 and 2013. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered to be troubled debt restructurings since the deferrals are deemed to be insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and six months ended September 30, 2014
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, July 1, 2014	$4	$95	$-	$99
Provision	-	25	-	25
Charge-offs	(1)	(45)	-	(46)
Recoveries	-	16	-	16
Effect of translation adjustment	-	-	-	-
Ending balance, September 30, 2014	$3	$91	$-	$94
Beginning balance, April 1, 2014	$4	$95	$1	$100
Provision	1	41	-	42
Charge-offs	(2)	(84)	(1)	(87)
Recoveries	-	39	-	39
Effect of translation adjustment	-	-	-	-
Ending balance, September 30, 2014	$3	$91	$-	$94
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	3	91	-	94
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$30	$30
Collectively evaluated for impairment	2,531	34,590	3,657	40,778

	Three and six months ended September 30, 2013
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, July 1, 2013	$5	$95	$-	$100
Provision	1	29	1	31
Charge-offs	(1)	(51)	-	(52)
Recoveries	-	21	-	21
Effect of translation adjustment	-	-	-	-
Ending balance, September 30, 2013	$5	$94	$1	$100
Beginning balance, April 1, 2013	$5	$88	$-	$93
Provision	2	54	1	57
Charge-offs	(2)	(95)	-	(97)
Recoveries	-	47	-	47
Effect of translation adjustment	-	-	-	-
Ending balance, September 30, 2013	$5	$94	$1	$100
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$1	$1
Collectively evaluated for impairment	5	94	-	99
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$12	$12
Collectively evaluated for impairment	3,308	34,884	3,588	41,780

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 – 59 days	60 – 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
September 30, 2014
Retail loans:
New auto	$168	$30	$8	$206	$29,672	$29,878
Used and certified auto	64	11	3	78	3,575	3,653
Motorcycle and other	11	4	1	16	1,043	1,059
Total retail	243	45	12	300	34,290	34,590
Direct financing lease	9	2	1	12	2,519	2,531
Dealer loans:
Wholesale flooring	1	-	-	1	3,003	3,004
Commercial loans	-	-	-	-	683	683
Total dealer loans	1	-	-	1	3,686	3,687
Total finance receivables	$253	$47	$13	$313	$40,495	$40,808

March 31, 2014
Retail loans:
New auto	$140	$18	$6	$164	$29,611	$29,775
Used and certified auto	54	7	2	63	3,837	3,900
Motorcycle and other	10	3	2	15	1,012	1,027
Total retail	204	28	10	242	34,460	34,702
Direct financing lease	10	2	1	13	2,734	2,747
Dealer loans:
Wholesale flooring	1	-	2	3	3,765	3,768
Commercial loans	-	-	-	-	604	604
Total dealer loans	1	-	2	3	4,369	4,372
Total finance receivables	$215	$30	$13	$258	$41,563	$41,821

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

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
September 30, 2014
Performing	$29,840	$3,639	$1,054	$2,528	$37,061
Nonperforming	38	14	5	3	60
Total	$29,878	$3,653	$1,059	$2,531	$37,121

March 31, 2014
Performing	$29,751	$3,891	$1,022	$2,744	$37,408
Nonperforming	24	9	5	3	41
Total	$29,775	$3,900	$1,027	$2,747	$37,449

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

	September 30, 2014			March 31, 2014
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$1,933	$427	$2,360	$2,319	$355	$2,674
Group B	1,071	256	1,327	1,449	249	1,698
Total	$3,004	$683	$3,687	$3,768	$604	$4,372

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	September 30,	March 31,
	2014	2014
	(U.S. dollars in millions)
Operating lease vehicles	$28,649	$26,274
Accumulated depreciation	(4,701)	(4,500)
Deferred dealer participation and IDC	94	88
Unearned subsidy income	(743)	(576)
Estimated early termination losses	(58)	(56)
	$23,241	$21,230

The Company recognized $14 million and $7 million of estimated early termination losses due to lessee defaults for the three months ended September 30, 2014 and 2013, respectively. Actual net losses realized for both the three months ended September 30, 2014 and 2013 totaled $10 million. The Company recognized $18 million and $13 million of estimated early termination losses due to lessee defaults for the six months ended September 30, 2014 and 2013, respectively. Actual net losses realized for the six months ended September 30, 2014 and 2013 totaled $16 million and $17 million, respectively.

Included in the provision for credit losses for the three months ended September 30, 2014 and 2013 are provisions related to past due receivables on operating leases in the amounts of $5 million and $4 million, respectively. Included in the provision for credit losses for the six months ended September 30, 2014 and 2013 are provisions related to past due receivables on operating leases in the amounts of $9 million and $8 million, respectively.

The Company did not recognize impairment losses during the three and six months ended September 30, 2014 and 2013 since there were no events or circumstances which indicated that the carrying values of operating leases would not be recoverable.

(4)	Debt

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2014	2014	2014	2014	2014	2014
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$6,669	$4,187	0.38%	0.45%	0.13 - 1.23%	0.11 - 1.25%
Related party debt	5,022	4,763	0.54%	0.51%	0.13 - 1.27%	0.14 - 1.28%
Bank loans	6,526	6,539	0.90%	0.90%	0.58 - 2.00%	0.58 - 1.99%
Private U.S. MTN program	9,905	12,901	2.20%	1.85%	0.33 - 7.63%	0.23 - 7.63%
Public U.S. MTN program	7,229	3,736	1.05%	1.08%	0.23 - 2.25%	0.23 - 2.13%
Euro MTN programme	2,187	3,788	1.30%	2.52%	0.19 - 2.23%	0.22 - 5.50%
Other debt	1,471	1,490	2.12%	2.12%	1.69 - 2.35%	1.68 - 2.35%
Total unsecured debt	39,009	37,404
Secured debt	7,666	8,230	0.68%	0.67%	0.18 - 1.55%	0.19 - 1.80%
Total debt	$46,675	$45,634

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2014, the outstanding principal balance of long-term debt with floating interest rates totaled $12.1 billion and long-term debt with fixed interest rates totaled $20.5 billion. As of March 31, 2014, the outstanding principal balance of long-term debt with floating interest rates totaled $12.5 billion and long-term debt with fixed interest rates totaled $21.4 billion.

Commercial Paper

As of September 30, 2014 and March 31, 2014, the Company had commercial paper programs that provide the Company with available funds of up to $8.8 billion and $8.5 billion, respectively, at prevailing market interest rates for periods up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

Outstanding commercial paper averaged $5.5 billion and $5.1 billion during the six months ended September 30, 2014 and 2013, respectively. The maximum balance outstanding at any month end during the six months ended September 30, 2014 and 2013 was $6.7 billion and $6.1 billion, respectively.

As of September 30, 2014, the Company had available committed lines of credit totaling $8.4 billion, which expire at various times through March 2019. Committed lines of credit are primarily in place to support the Company’s commercial paper programs. If these lines were used, it would be in the form of short-term notes. The Company expensed commitment fees of $2 million during both the three months ended September 30, 2014 and 2013, and $3 million and $4 million during the six months ended September 30, 2014 and 2013, respectively, in general and administrative expenses. As of September 30, 2014 and March 31, 2014, there were no amounts outstanding under these lines.

Related Party Debt

AHFC routinely issues fixed rate short term notes to AHM to help fund AHFC’s general corporate operations. The Company incurred interest expense on these notes totaling $1 million and $2 million for the three months ended September 30, 2014 and 2013, respectively, and $2 million and $3 million for the six months ended September 30, 2014 and 2013, respectively.

HCFI routinely issues fixed rate short term notes to HCI to help fund HCFI’s general corporate operations. The Company incurred interest expense on these notes totaling $6 million and $5 million for the three months ended September 30, 2014 and 2013, respectively, and $11 million and $10 million for the six months ended September 30, 2014 and 2013, respectively.

Bank Loans

Outstanding bank loans as of September 30, 2014 had floating interest rates. Outstanding bank loans have prepayment options. No outstanding bank loans as of September 30, 2014 were supported by the Keep Well Agreements with HMC described in Note 6.

Medium Term Note (MTN) Programs

Private U.S. MTN Program

AHFC no longer issues U.S. MTNs under the Rule 144A Private U.S. MTN Program. Future U.S. MTN issuances will be under the Public U.S. MTN Program described below. Notes outstanding under the Private U.S. MTN Program as of September 30, 2014 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Euro MTN Programme

The Euro MTN Programme was effective through August 8, 2014. The Company may renew the program in the future. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program are long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Japanese Yen, or Euros.

The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.

Other Debt

The outstanding balance as of September 30, 2014 consisted of private placement debt issued by HCFI denominated in Canadian dollars, with either fixed or floating interest rates. Private placement debt was supported by the Keep Well Agreement with HMC described in Note 6.

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

	September 30, 2014			March 31, 2014
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$48,193	$186	$67	$46,239	$192	$106
Cross currency swaps	1,452	4	111	2,960	72	106
Gross derivative assets/liabilities		190	178		264	212
Counterparty netting adjustment		(61)	(61)		(105)	(105)
Net derivative assets/liabilities		$129	$117		$159	$107

The income statement effect of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended		Six months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(U.S. dollars in millions)
Interest rate swaps	$4	$(24)	$13	$(88)
Cross currency swaps	(154)	79	(145)	91
Total gain/(loss) on derivative instruments	$(150)	$55	$(132)	$3

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

These derivative instruments also contain an element of credit risk in the event the counterparties are unable to meet the terms of the agreements. However, the Company minimizes the risk exposure by limiting the counterparties to major financial institutions that meet established credit guidelines. In the event of default, all counterparties are subject to legally enforceable master netting agreements. The Company generally does not require or place collateral for these instruments under credit support agreements.

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies.

	Three months ended		Six months ended
	September 30,		September 30,
Income statement	2014	2013	2014	2013
	(U.S. dollars in millions)
Revenue:
Subsidy income	$268	$260	$535	$514
Interest expense:
Related party debt	7	7	13	13
Other income:
VSC administration fees	24	23	48	47
General and administrative expenses:
Support Compensation Agreement fees	5	4	9	8
Benefit plan expenses	3	4	5	9
Shared services	13	12	26	23

	September 30,	March 31,
Balance Sheet	2014	2014
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(871)	$(901)
Investment in operating leases, net:
Unearned subsidy income	(740)	(573)
Due from Parent and affiliated companies	135	109

Liabilities:
Debt:
Related party debt	$5,022	$4,763
Due to Parent and affiliated companies	110	95
Accrued interest expenses:
Related party debt	4	3
Other liabilities:
VSC unearned administrative fees	360	352
Accrued benefit expenses	48	47

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

Incentive Programs

The Company receives subsidy payments from AHM and HCI, which supplement the revenues on financing products offered under incentive programs. Subsidy payments received on retail loans and leases are deferred and recognized as revenue over the term of the related contracts. The unearned balance is recognized as reductions to the carrying value of finance receivables and investment in operating leases.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

Other

The majority of the amounts due from the Parent and affiliated companies at September 30, 2014 and March 31, 2014 related to subsidies. The majority of the amounts due to the Parent and affiliated companies at September 30, 2014 and March 31, 2014 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

(7)	Income Taxes

The Company’s effective tax rate was 35.1% and 38.5% for the three months ended September 30, 2014 and 2013, respectively, and 35.1% and 38.3% for the six months ended September 30, 2014 and 2013, respectively. The decrease in the effective tax rate is primarily due to the increase in the tax deduction for qualified domestic production, which is allocated between the Parent and affiliated companies.

To date, the Company has not provided for federal income taxes on its share of the undistributed earnings of its foreign subsidiary, HCFI, that are intended to be indefinitely reinvested outside the United States. At September 30, 2014, $640 million of accumulated undistributed earnings of HCFI were deemed to be so reinvested. If these undistributed earnings as of September 30, 2014 were to be distributed, the unrecognized deferred tax liability associated with these indefinitely reinvested earnings would be $130 million. HCFI is not planning any future distributions.

Due to the lapse in U.S. tax law that defers the imposition of U.S. taxes on certain foreign active financing income until that income is repatriated to the U.S. as a dividend, for the three and six months ended September 30, 2014, AHFC recognized net income tax expense of $1 million and $3 million, respectively, on its share of such income.

The changes in the unrecognized tax benefits for the six months ended September 30, 2014 were not significant. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of fiscal year ending March 31, 2015.

As of September 30, 2014, the Company is subject to examination by U.S. federal and state tax jurisdictions for the taxable years ended March 31, 2008 to 2013. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2007 to 2014 federally, and returns filed for the taxable years ended March 31, 2006 to 2014 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8)	Commitments and Contingencies

The Company leases certain premises and equipment on a long term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was approximately $2 million and $3 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $5 million and $6 million for the six months ended September 30, 2014 and 2013, respectively.

The Company extends commercial revolving lines of credit to new and used vehicle dealers to aid in their facilities refurbishment or general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. Maximum commercial revolving lines of credit were $376 million and $283 million as of September 30, 2014 and March 31, 2014, respectively, with $167 million and $174 million, respectively, used as of those dates. The Company also has a commitment to lend a total of $118 million to finance the construction of auto dealerships with $68 million of this commitment funded as of September 30, 2014.

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

The Consumer Financial Protection Bureau (CFPB), together with the U.S. Department of Justice, have contacted the Company and other auto finance providers to request information about whether discretionary pricing practices of dealers originating retail installment sale contracts raise fair lending issues for banks and finance companies that purchase the contracts from dealers. Based on the information that was voluntarily provided by the Company, the CFPB, together with the U.S. Department of Justice, sent another letter in November 2014, indicating it is continuing to conduct their review and evaluation. Management cannot predict the outcome of whether an enforcement action will be taken. In addition, the Company has also received a subpoena from a state agency requesting information relating to their fair lending laws. The Company is cooperating with this request for information. Management cannot predict the outcome of this inquiry.

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

During the six months ended September 30, 2014 and 2013, the Company issued notes through asset backed securitizations, which were accounted for as secured financing transactions totaling $2.0 billion and $2.7 billion, respectively. The notes were secured by receivables with an initial principal balance of $2.1 billion and $2.8 billion, respectively.

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

	September 30,	March 31,
	2014	2014
	(U.S. dollars in millions)
Assets:
Finance receivables	$7,758	$8,285
Unamortized costs and subsidy income, net	(86)	(95)
Allowance for credit losses	(13)	(13)
Finance receivables, net	7,659	8,177
Vehicles held for disposition	4	4
Restricted cash (1)	265	267
Accrued interest receivable (1)	9	10
Total assets	$7,937	$8,458
Liabilities:
Secured debt	$7,677	$8,242
Unamortized discounts and fees	(11)	(12)
Secured debt, net	7,666	8,230
Accrued interest expense	2	2
Total liabilities	$7,668	$8,232

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of September 30, 2014 and March 31, 2014, AHFC and HCFI had cash collections of $430 million and $444 million, respectively, which were required to be remitted to the trusts.

(10)	Other Assets

Other assets consisted of the following:

	September 30,	March 31,
	2014	2014
	(U.S. dollars in millions)
Accrued interest and fees	$75	$79
Other receivables	80	98
Deferred expense	170	164
Software, net of accumulated amortization of $136 and $135 as of September 30, 2014 and March 31, 2014, respectively	9	10
Property and equipment, net of accumulated depreciation of $17 and $17 as of September 30, 2014 and March 31, 2014, respectively	6	6
Restricted cash	265	267
Other	115	112
Total	$720	$736

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Depreciation and amortization are computed on a straight line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $1 million for both the three months ended September 30, 2014 and 2013, and $3 million for both the six months ended September 30, 2014 and 2013.

(11)	Other Liabilities

Other liabilities consisted of the following:

	September 30,	March 31,
	2014	2014
	(U.S. dollars in millions)
Dealer payables	$131	$211
Accounts payable and accrued expenses	255	251
Lease security deposits	57	53
VSC unearned administrative fees (Note 6)	360	352
Unearned income, operating lease	286	270
Uncertain tax positions	24	24
Other	101	94
Total	$1,214	$1,255

(12)	Other Income

Other income consisted of the following:

	Three months ended		Six months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(U.S. dollars in millions)
VSC administration (Note 6)	$24	$23	$48	$47
Other	-	4	-	11
Total	$24	$27	$48	$58

(13)	Fair Value Measurements

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2014
				Counterparty
	Level 1	Level 2	Level 3	netting	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$186	$-	$(47)	$139
Cross currency swaps	-	4	-	(14)	(10)
Total assets	$-	$190	$-	$(61)	$129
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$67	$-	$(47)	$20
Cross currency swaps	-	111	-	(14)	97
Total liabilities	$-	$178	$-	$(61)	$117

	March 31, 2014
				Counterparty
	Level 1	Level 2	Level 3	netting	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$192	$-	$(68)	$124
Cross currency swaps	-	72	-	(37)	35
Total assets	$-	$264	$-	$(105)	$159
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$106	$-	$(68)	$38
Cross currency swaps	-	106	-	(37)	69
Total liabilities	$-	$212	$-	$(105)	$107

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

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the six months ended September 30, 2014 and 2013. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment
	(U.S. dollars in millions)
September 30, 2014
Vehicles held for disposition	$-	$-	$94	$94	$18

September 30, 2013
Vehicles held for disposition	$-	$-	$80	$80	$17

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

	September 30, 2014
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$647	$647	$-	$-	$647
Dealer loans, net	3,687	-	-	3,565	3,565
Retail loans, net	34,499	-	-	34,811	34,811
Restricted cash	265	265	-	-	265

Liabilities:
Commercial paper	$6,669	$-	$6,669	$-	$6,669
Related party debt	5,022	-	5,022	-	5,022
Bank loans	6,526	-	6,582	-	6,582
Medium term note programs	19,321	-	19,733	-	19,733
Other debt	1,471	-	1,485	-	1,485
Secured debt	7,666	-	7,683	-	7,683

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Fair value information presented in the tables above is based on information available at September 30, 2014 and March 31, 2014. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial information for the Company’s reportable segments for the three and six months ended or at September 30, 2014 and 2013 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended September 30, 2014
Revenues:
Direct financing leases	$-	$36	$-	$36
Retail	286	43	-	329
Dealer	25	4	-	29
Operating leases	1,139	56	-	1,195
Total revenues	1,450	139	-	1,589
Depreciation on operating leases	897	46	-	943
Interest expense	122	24	-	146
Realized (gains)/losses on derivatives and foreign currency denominated debt	(1)	6	(5)	-
Net revenues	432	63	5	500
Gain/(Loss) on disposition of lease vehicles	9	3	-	12
Other income	24	-	-	24
Total net revenues	465	66	5	536
Expenses:
General and administrative expenses	85	15	-	100
Provision for credit losses	28	2	-	30
Early termination loss on operating leases	13	1	-	14
Loss on lease residual values	-	2	-	2
(Gain)/Loss on derivative instruments	-	-	150	150
(Gain)/Loss on foreign currency revaluation of debt	-	-	(167)	(167)
Income before income taxes	$339	$46	$22	$407
Six months ended September 30, 2014
Revenues:
Direct financing leases	$-	$75	$-	$75
Retail	578	85	-	663
Dealer	51	8	-	59
Operating leases	2,244	98	-	2,342
Total revenues	2,873	266	-	3,139
Depreciation on operating leases	1,766	80	-	1,846
Interest expense	248	48	-	296
Realized (gains)/losses on derivatives and foreign currency denominated debt	(6)	12	(6)	-
Net revenues	865	126	6	997
Gain/(Loss) on disposition of lease vehicles	33	5	-	38
Other income	47	1	-	48
Total net revenues	945	132	6	1,083
Expenses:
General and administrative expenses	171	28	-	199
Provision for credit losses	46	5	-	51
Early termination loss on operating leases	17	1	-	18
Loss on lease residual values	-	2	-	2
(Gain)/Loss on derivative instruments	-	-	132	132
(Gain)/Loss on foreign currency revaluation of debt	-	-	(179)	(179)
Income before income taxes	$711	$96	$53	$860
September 30, 2014
Total finance receivables	$34,225	$6,472	$-	$40,697
Total operating lease assets	22,053	1,188	-	23,241
Total assets	57,983	7,760	-	65,743

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended September 30, 2013
Revenues:
Direct financing leases	$-	$49	$-	$49
Retail	304	46	-	350
Dealer	24	4	-	28
Operating leases	1,060	7	-	1,067
Total revenues	1,388	106	-	1,494
Depreciation on operating leases	836	6	-	842
Interest expense	130	28	-	158
Realized (gains)/losses on derivatives and foreign currency denominated debt	(7)	3	4	-
Net revenues	429	69	(4)	494
Gain/(Loss) on disposition of lease vehicles	3	3	-	6
Other income	27	-	-	27
Total net revenues	459	72	(4)	527
Expenses:
General and administrative expenses	85	14	-	99
Provision for credit losses	31	4	-	35
Early termination loss on operating leases	7	-	-	7
Loss on lease residual values	-	1	-	1
(Gain)/Loss on derivative instruments	-	-	(55)	(55)
(Gain)/Loss on foreign currency revaluation of debt	-	-	74	74
Income before income taxes	$336	$53	$(23)	$366
Six months ended September 30, 2013
Revenues:
Direct financing leases	$-	$102	$-	$102
Retail	599	90	-	689
Dealer	51	8	-	59
Operating leases	2,103	7	-	2,110
Total revenues	2,753	207	-	2,960
Depreciation on operating leases	1,644	6	-	1,650
Interest expense	273	60	-	333
Realized (gains)/losses on derivatives and foreign currency denominated debt	(26)	4	22	-
Net revenues	862	137	(22)	977
Gain/(Loss) on disposition of lease vehicles	-	6	-	6
Other income	57	1	-	58
Total net revenues	919	144	(22)	1,041
Expenses:
General and administrative expenses	167	28	-	195
Provision for credit losses	58	7	-	65
Early termination loss on operating leases	13	-	-	13
Loss on lease residual values	-	2	-	2
(Gain)/Loss on derivative instruments	-	-	(3)	(3)
(Gain)/Loss on foreign currency revaluation of debt	-	-	87	87
Income before income taxes	$681	$107	$(106)	$682
September 30, 2013
Total finance receivables	$34,292	$7,371	$-	$41,663
Total operating lease assets	20,294	266	-	20,560
Total assets	55,680	7,701	-	63,381

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

A substantial portion of our consumer financing business is acquired through incentive financing programs sponsored by AHM and HCI. The volume of incentive financing programs and the allocation of those programs between retail loans and leases may vary from fiscal period to fiscal period depending upon the respective marketing strategies of AHM and HCI. AHM and HCI’s marketing strategies are based in part on their business planning, in which we do not participate. Therefore, we cannot predict the level of incentive financing programs AHM and HCI may sponsor in the future. Our consumer financing acquisition volumes are substantially dependent on the extent to which incentive financing programs are offered. Increases in incentive financing programs generally increase our financing penetration rates, which typically results in increased revenue and net income for us. The amount of subsidy payments we receive from AHM and HCI is dependent on the terms of the incentive financing programs and the interest rate environment. Subsidy payments are received upon acquisition and recognized in revenue throughout the life of the loan or lease; therefore, a significant change in the level of incentive financing programs in a fiscal period often may not be reflected in our results of operations for that period. The amount of subsidy income we recognize in a fiscal period is dependent on the cumulative level of subsidized contracts outstanding that were acquired through incentive financing programs.

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

References to “C$” are to the Canadian dollar. This report contains translations of certain Canadian dollar amounts into U.S. dollars at the rate specified below solely for your convenience. These translations should not be construed as representations that the Canadian dollar amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rate indicated. U.S. dollar equivalents for “C$” amounts are calculated based on the exchange rate on September 30, 2014 of 1.1198 per U.S. dollar.

References in this report to our “fiscal year 2015” and “fiscal year 2014” refer to our fiscal year ending March 31, 2015 and our fiscal year ended March 31, 2014, respectively.

Results of Operations

The following table presents our income before income taxes:

	Three months ended		Six months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$357	$321	$758	$576
Canada segment	50	45	102	106
Total income before income taxes	$407	$366	$860	$682

Comparison of the Three Months Ended September 30, 2014 and 2013

Our consolidated income before income taxes was $407 million for the second quarter of fiscal year 2015 compared to $366 million for the same period in fiscal year 2014. This increase of $41 million, or 11%, was primarily due to a gain on revaluation of foreign currency denominated debt of $167 million during the second quarter of fiscal year 2015 compared to a loss of $74 million during the same period in fiscal year 2014, an increase in operating lease revenue, net of depreciation, of $27 million, a decrease in interest expense of $12 million, an increase in the gain on disposition of lease vehicles of $6 million and a decline in provision of credit losses of $5 million, which were partially offset by a loss on derivative instruments of $150 million during the second quarter of fiscal year 2015 compared to a gain of $55 million during the same period in fiscal year 2014, a decline in revenue from retail loans of $21 million, a decline in revenues from direct financing leases of $13 million, an increase in early termination loss on operating leases of $7 million and decline in other income of $3 million.

Comparison of the Six Months Ended September 30, 2014 and 2013

Our consolidated income before income taxes was $860 million for the first six months of fiscal year 2015 compared to $682 million for the same period in fiscal year 2014. This increase of $178 million, or 26%, was primarily due to a gain on revaluation of foreign currency denominated debt of $179 million during the first six months of fiscal year 2015 compared to a loss of $87 million during the same period in fiscal year 2014, a decrease in interest expense of $37 million, an increase in operating lease revenue, net of depreciation, of $36 million, an increase in the gain on disposition of lease vehicles of $32 million and a decline in provision of credit losses of $14 million, which were partially offset by a loss on derivative instruments of $132 million during the first six months of fiscal year 2015 compared to a gain of $3 million during the same period in fiscal year 2014, a decline in revenues from direct financing leases of $27 million, a decline in revenue from retail loans of $26 million, decline in other income of $10 million, an increase in early termination loss on operating leases of $5 million  and an increase in general and administrative expense of $4 million.

Segment Results—Comparison of the Three Months Ended September 30, 2014 and 2013

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$-	$-	$36	$49	$36	$49
Retail	286	304	43	46	329	350
Dealer	25	24	4	4	29	28
Operating leases	1,139	1,060	56	7	1,195	1,067
Total revenues	1,450	1,388	139	106	1,589	1,494
Depreciation on operating leases	897	836	46	6	943	842
Interest expense	122	130	24	28	146	158
Net revenues	431	422	69	72	500	494
Gain/(Loss) on disposition of lease vehicles	9	3	3	3	12	6
Other income	24	27	-	-	24	27
Total net revenues	464	452	72	75	536	527
Expenses:
General and administrative expenses	85	85	15	14	100	99
Provision for credit losses	28	31	2	4	30	35
Early termination loss on operating leases	13	7	1	-	14	7
Loss on lease residual values	-	-	2	1	2	1
(Gain)/Loss on derivative instruments	148	(72)	2	17	150	(55)
(Gain)/Loss on foreign currency revaluation of debt	(167)	80	-	(6)	(167)	74
Income before income taxes	$357	$321	$50	$45	$407	$366

Revenues

Revenue from retail loans in the United States segment declined by $18 million, or 6%, during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in revenue was attributable to the decline in loan yields, which was partially offset by the increase in average outstanding retail loan balances. Revenue from retail loans in the Canada segment declined by $3 million, or 7%, due to the decline in loan yields and the effect of foreign currency translation adjustments, which was partially offset by the increase in average outstanding retail loan balances.

Direct financing lease revenue, which is generated only in Canada, declined by $13 million, or 27%, during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in revenue was primarily attributable to the decline in outstanding direct financing lease assets. Beginning in the second quarter of fiscal year 2014, a portion of newly acquired consumer lease contracts did not qualify for direct financing lease accounting treatment and were required to be classified as operating leases. Prior to that time, all leases acquired in the Canada segment were classified as direct financing leases.

Operating lease revenue in the United States segment increased by $79 million, or 7%, during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The increase in operating lease revenue was due to higher outstanding operating lease assets during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014. Operating lease revenue in the Canada segment increased by $49 million due to the increase in operating lease assets.

Revenue from dealer loans increased by $1 million, or 4%, in the United States segment and remained consistent in the Canada segment during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014.

Subsidy income from AHM and HCI sponsored incentive programs increased by $8 million, or 3%, to $268 million during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014. This increase was attributable to the cumulatively higher volumes of incentive financing in recent fiscal years.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $61 million, or 7%, during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014, primarily due to an increase in operating lease assets. Depreciation on operating leases in the Canada segment increased by $40 million due to the increase in operating lease assets.

Operating lease revenue, net of depreciation, in the United States segment increased by $18 million, or 8%, during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014. This increase was attributable to the growth in our operating lease assets, which was partially offset by lower net revenue on more recently acquired operating leases. Operating lease revenue, net of depreciation, in the Canada segment increased by $9 million due to the increase in operating lease assets.

Interest expense

In the United States segment, interest expense declined by $8 million, or 6%, during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in interest expense was primarily attributable to the maturity of debt with higher interest rates. In the Canada segment, interest expense declined by $4 million, or 14%, due to the maturity of debt with higher interest rates and the effect of foreign currency translation adjustments. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

In the United States segment, we recognized a gain on disposition of lease vehicles of $9 million during the second quarter of fiscal year 2015 compared to a gain of $3 million during the same period in fiscal year 2014. More lease vehicles were purchased at their contractual balance and fewer vehicles were sold through auctions and dealer direct programs during the second quarter of fiscal year 2015 as compared to the same period in fiscal year 2014 which contributed to the increase in the gain on disposition. The gain on disposition of lease vehicles in the Canada segment remained consistent during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014.

Provision for credit losses

In the United States segment, the provision for credit losses declined by $3 million, or 10%, during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in the provision was primarily the result of reducing our allowance for credit losses. In the Canada segment, the provision for credit losses declined by $2 million, or 50%, during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014.   See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment increased by $6 million, or 86%, during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The increase was primarily due to higher lease acquisition volumes. Early termination losses on operating leases in the Canada segment increased by $1 million during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014.

Loss on lease residual values

Losses on lease residual values in the Canada segment increased by $1 million during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014.

Gain/loss on derivative instruments

In the United States segment, we recognized a loss on derivative instruments of $148 million during the second quarter of fiscal year 2015 compared to a gain of $72 million during the same period in fiscal year 2014. The loss in the second quarter of fiscal year 2015 was comprised of losses on cross currency swaps of $154 million and losses on pay float interest rate swaps of $25 million, which were partially offset by gains on pay fixed interest rate swaps of $31 million. The loss on cross currency swaps was attributable to the U.S. dollar strengthening against the Euro and Yen. The loss on pay float interest rate swaps and gain on pay fixed interest rate swaps was due to the general rise in interest rates during the quarter. Loss on derivative instruments in the Canada segment decreased by $15 million, or 88%, during the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $167 million during the second quarter of fiscal year 2015 compared to a loss of $80 million during the same period in fiscal year 2014. The gain during the second quarter of fiscal year 2015 was attributable to gains on Euro and Yen denominated debt as the U.S. dollar strengthened against both currencies. In the Canada segment, there was no gain or loss on the revaluation of foreign currency denominated debt during the second quarter of fiscal year 2015 compared to a gain of $6 million the same period in fiscal year 2014. The Canada segment did not have any foreign currency denominated debt outstanding during the second quarter of fiscal year 2015.

Income tax expense

Our consolidated effective tax rate was 35.1% for the second quarter of fiscal year 2015 and 38.5% for the same period in fiscal year 2014. The decrease in the effective tax rate is primarily due to the increase in the tax deduction for qualified domestic production, which is allocated between the Parent and affiliated companies.

Segment Results—Comparison of the Six Months Ended September 30, 2014 and 2013

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Six months ended		Six months ended		Six months ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$-	$-	$75	$102	$75	$102
Retail	578	599	85	90	663	689
Dealer	51	51	8	8	59	59
Operating leases	2,244	2,103	98	7	2,342	2,110
Total revenues	2,873	2,753	266	207	3,139	2,960
Depreciation on operating leases	1,766	1,644	80	6	1,846	1,650
Interest expense	248	273	48	60	296	333
Net revenues	859	836	138	141	997	977
Gain/(Loss) on disposition of lease vehicles	33	-	5	6	38	6
Other income	47	57	1	1	48	58
Total net revenues	939	893	144	148	1,083	1,041
Expenses:
General and administrative expenses	171	167	28	28	199	195
Provision for credit losses	46	58	5	7	51	65
Early termination loss on operating leases	17	13	1	-	18	13
Loss on lease residual values	-	-	2	2	2	2
(Gain)/Loss on derivative instruments	126	(5)	6	2	132	(3)
(Gain)/Loss on foreign currency revaluation of debt	(179)	84	-	3	(179)	87
Income before income taxes	$758	$576	$102	$106	$860	$682

Revenues

Revenue from retail loans in the United States segment declined by $21 million, or 4%, during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in revenue was attributable to the decline in loan yields, which was partially offset by the increase in average outstanding retail loan balances. Revenue from retail loans in the Canada segment declined by $5 million, or 6%, during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014 due to the decline in loan yields and the effect of foreign currency translation adjustments, which was partially offset by the increase in average outstanding retail loan balances.

Direct financing lease revenue, which is generated only in Canada, declined by $27 million, or 26%, during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in revenue was primarily attributable to the decline in outstanding direct financing lease assets. Beginning in the second quarter of fiscal year 2014, a portion of newly acquired consumer lease contracts did not qualify for direct financing lease accounting treatment and were required to be classified as operating leases. Prior to that time, all leases acquired in the Canada segment were classified as direct financing leases.

Operating lease revenue in the United States segment increased by $141 million, or 7%, during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014. The increase in operating lease revenue was due to higher outstanding operating lease assets during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014. Operating lease revenue in the Canada segment increased by $91 million due to the increase in operating lease assets.

Revenue from dealer loans remained consistent in the United States and Canada segments during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014.

Subsidy income from AHM and HCI sponsored incentive programs increased by $21 million, or 4%, to $535 million during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014. This increase was attributable to the cumulatively higher volumes of incentive financing in recent fiscal years.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $122 million, or 7%, during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014, primarily due to an increase in operating lease assets. Depreciation on operating leases in the Canada segment increased by $74 million due to the increase in operating lease assets.

Operating lease revenue, net of depreciation, in the United States segment increased by $19 million, or 4%, during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014. This increase was attributable to the growth in our operating lease assets, which was partially offset by lower net revenue on more recently acquired operating leases. Operating lease revenue, net of depreciation, in the Canada segment increased by $17 million due to the increase in operating lease assets.

Interest expense

In the United States segment, interest expense declined by $25 million, or 9%, during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in interest expense was primarily attributable to the maturity of debt with higher interest rates. In the Canada segment, interest expense declined by $12 million, or 20%, due to the maturity of debt with higher interest rates and the effect of foreign currency translation adjustments. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

In the United States segment, we recognized a gain on disposition of lease vehicles of $33 million during the first six months of fiscal year 2015 compared to a loss of less than $1 million during the same period in fiscal year 2014. More lease vehicles were purchased at their contractual balance and fewer vehicles were sold through auctions and dealer direct programs during the first six months of fiscal year 2015 as compared to the same period in fiscal year 2014 which contributed to the increase in the gain on disposition. The gain on disposition of lease vehicles in the Canada segment declined by $1 million, or 17%, during the first six months of fiscal year 2015 as compared to the same period in fiscal year 2014. The decline was primarily attributable to lower volumes of returned lease vehicles.

Provision for credit losses

In the United States segment, the provision for credit losses declined by $12 million, or 21%, during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in the provision was primarily the result of reducing our allowance for credit losses. In the Canada segment, the provision for credit losses declined by $2 million, or 29%, during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment increased by $4 million, or 31%, during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014. The increase was primarily due to higher lease acquisition volumes.  Early termination losses on operating leases in the Canada segment increased by $1 million during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014.

Loss on lease residual values

Losses on lease residual values in the Canada segment were consistent for the first six months of fiscal year 2015 as compared to the same period in fiscal year 2014.

Gain/loss on derivative instruments

In the United States segment, we recognized a loss on derivative instruments of $126 million during the first six months of fiscal year 2015 compared to a gain of $5 million during the same period in fiscal year 2014. The loss in the first six months of fiscal year 2015 was comprised of losses on cross currency swaps of $145 million and losses on pay fixed interest rate swaps of $12 million, which were partially offset by gains on pay float interest rate swaps of $31 million. The loss on cross currency swaps was attributable to the U.S. dollar strengthening against the Euro and Yen. Loss on derivative instruments in the Canada segment increased by $4 million, or 200%, during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014.See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $179 million during the first six months of fiscal year 2015 compared to a loss of $84 million during the same period in fiscal year 2014. The gain during the first six months of fiscal year 2015 was primarily attributable to gains on Euro and Yen denominated debt as the U.S. dollar strengthened against the Euro and Yen. In the Canada segment, there was no gain or loss on the revaluation of foreign currency denominated debt during the first six months of fiscal year 2015 compared to a loss of $3 million the same period in fiscal year 2014. The Canada segment did not have any foreign currency denominated debt outstanding during the first six months of fiscal year 2015.

Income tax expense

Our consolidated effective tax rate was 35.1% for the first six months of fiscal year 2015 and 38.3% for the same period in fiscal year 2014. The decrease in the effective tax rate is primarily due to the increase in the tax deduction for qualified domestic production, which is allocated between the Parent and affiliated companies.

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended September 30,				Six months ended September 30,
	2014		2013		2014		2013
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	130	82	205	157	275	179	391	298
Used auto	14	2	17	-	30	2	33	-
Motorcycle	18	3	20	3	39	7	40	6
Power equipment and marine engines	1	-	1	-	1	-	1	-
Total retail loans	163	87	243	160	345	188	465	304
Leases (3)	129	122	113	97	257	245	219	179

Canada Segment
Retail loans:
New auto	15	10	18	15	30	21	34	29
Used auto	4	1	5	3	8	3	11	6
Motorcycle	2	1	1	-	4	2	3	-
Power equipment and marine engines	-	-	-	-	-	-	-	-
Total retail loans	21	12	24	18	42	26	48	35
Leases (3)	18	16	14	14	38	35	31	30

Consolidated
Retail loans:
New auto	145	92	223	172	305	200	425	327
Used auto	18	3	22	3	38	5	44	6
Motorcycle	20	4	21	3	43	9	43	6
Power equipment and marine engines	1	-	1	-	1	-	1	-
Total retail loans	184	99	267	178	387	214	513	339
Leases (3)	147	138	127	111	295	280	250	209

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

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Three months ended		Six months ended
	September 30,		September 30,
	2014	2013	2014	2013
United States Segment
New auto	61%	77%	64%	74%
Motorcycle	39%	43%	38%	42%

Canada Segment
New auto	69%	71%	70%	71%
Motorcycle	29%	20%	27%	18%

Consolidated
New auto	62%	76%	64%	74%
Motorcycle	38%	40%	37%	39%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	September 30,	March 31,	September 30,	March 31,
	2014	2014	2014	2014
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$26,947	$27,018	1,822	1,799
Used auto	3,032	3,233	249	264
Motorcycle	908	886	188	187
Power equipment and marine engines	60	64	5	5
Total retail loans	$30,947	$31,201	2,264	2,255
Securitized retail loans (2)	$7,543	$7,999	696	699
Investment in operating leases	$22,053	$20,537	1,051	973

Canada Segment
Retail loans:
New auto	$2,873	$2,698	185	184
Used auto	601	645	63	67
Motorcycle	75	60	13	11
Power equipment and marine engines	3	3	2	1
Total retail loans	$3,552	$3,406	263	263
Securitized retail loans (2)	$116	$178	18	24
Direct financing leases	$2,511	$2,722	135	144
Investment in operating leases	$1,188	$693	46	25

Consolidated
Retail loans:
New auto	$29,820	$29,716	2,007	1,983
Used auto	3,633	3,878	312	331
Motorcycle	983	946	201	198
Power equipment and marine engines	63	67	7	6
Total retail loans	$34,499	$34,607	2,527	2,518
Securitized retail loans (2)	$7,659	$8,177	714	723
Direct financing leases	$2,511	$2,722	135	144
Investment in operating leases	$23,241	$21,230	1,097	998

(1)	A unit represents one retail loan or lease, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, total retail loan acquisition volumes declined during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014 due to the decline in new auto retail loan acquisitions. The decline in new auto retail loan acquisitions was primarily attributable to the reduction in incentive financing programs offered during the first six months of fiscal year 2015 as compared to the same period in fiscal year 2014 which negatively affected our financing penetration rates. Outstanding motorcycle retail loans increased slightly while outstanding used auto retail loans continued to decline. Operating lease acquisitions in the United States segment increased during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014 due to the increase in incentive financing programs for operating leases.
In the Canada segment, retail loan acquisition volumes declined while lease acquisition volumes increased during the first six months of fiscal year 2015 compared to the same period in fiscal year 2014. The shift toward lease acquisitions was primarily the result of increased lease incentive financing volume. The outstanding direct financing lease asset balance continued to decline and the investment in operating leases continued to increase during the first six months of fiscal year 2015 as the result of the Canada segment accounting for a portion of newly acquired consumer lease contracts as operating leases beginning in the second quarter of fiscal year 2014.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total authorized Honda and Acura dealerships in the United States and/or Canada, as applicable:

	September 30,	March 31,
	2014	2014
United States Segment
Automobile	29%	29%
Motorcycle	97%	97%
Power equipment and marine engines	24%	24%

Canada Segment
Automobile	34%	34%
Motorcycle	97%	99%
Power equipment and marine engines	94%	93%

Consolidated
Automobile	29%	30%
Motorcycle	97%	97%
Power equipment and marine engines	26%	26%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM product sales in the United States and/or HCI product sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended		Six months ended
	September 30,		September 30,
	2014	2013	2014	2013
United States Segment
Automobile	28%	30%	29%	30%
Motorcycle	97%	96%	97%	95%
Power equipment and marine engines	10%	9%	9%	8%

Canada Segment
Automobile	34%	34%	32%	34%
Motorcycle	98%	96%	95%	96%
Power equipment and marine engines	96%	95%	96%	96%

Consolidated
Automobile	29%	30%	29%	30%
Motorcycle	97%	96%	96%	95%
Power equipment and marine engines	12%	11%	11%	10%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	September 30,	March 31,	September 30,	March 31,
	2014	2014	2014	2014
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,022	$2,491	81	100
Motorcycle	564	701	88	107
Power equipment and marine engines	58	66	51	66
Total wholesale flooring loans	$2,644	$3,258	220	273
Commercial loans	$634	$572

Canada Segment
Wholesale flooring loans:
Automobile	$272	$395	10	15
Motorcycle	66	82	9	11
Power equipment and marine engines	22	32	16	27
Total wholesale flooring loans	$360	$509	35	53
Commercial loans	$49	$32

Consolidated
Wholesale flooring loans:
Automobile	$2,294	$2,886	91	115
Motorcycle	630	783	97	118
Power equipment and marine engines	80	98	67	93
Total wholesale flooring loans	$3,004	$3,767	255	326
Commercial loans	$683	$604

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

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

The following table provides information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the		As of or for the
	three months ended		six months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$87	$87	$89	$80
Provision for credit losses	23	27	37	50
Charge-offs, net of recoveries	(27)	(28)	(43)	(44)
Allowance for credit losses at end of period	$83	$86	$83	$86
Allowance as a percentage of ending receivable balance (1)			0.24%	0.25%
Charge-offs as a percentage of average receivable balance (1), (4)	0.31%	0.32%	0.24%	0.26%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$53	$61
As a percentage of ending receivable balance (1), (2)			0.15%	0.18%
Operating leases:
Early termination loss on operating leases	$13	$7	$17	$13
Provision for past due operating lease rental payments (3)	5	4	9	8

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$12	$13	$11	$13
Provision for credit losses	2	4	5	7
Charge-offs, net of recoveries	(3)	(3)	(5)	(6)
Effect of translation adjustment	-	-	-	-
Allowance for credit losses at end of period	$11	$14	$11	$14
Allowance as a percentage of ending receivable balance (1)			0.16%	0.18%
Charge-offs as a percentage of average receivable balance (1), (4)	0.17%	0.19%	0.17%	0.17%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$7	$6
As a percentage of ending receivable balance (1), (2)			0.10%	0.07%
Operating leases:
Early termination loss on operating leases	$1	$-	$1	$-
Provision for past due operating lease rental payments (3)	-	-	-	-

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$99	$100	$100	$93
Provision for credit losses	25	31	42	57
Charge-offs, net of recoveries	(30)	(31)	(48)	(50)
Effect of translation adjustment	-	-	-	-
Allowance for credit losses at end of period	$94	$100	$94	$100
Allowance as a percentage of ending receivable balance (1)			0.23%	0.24%
Charge-offs as a percentage of average receivable balance (1), (4)	0.28%	0.30%	0.23%	0.24%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$60	$67
As a percentage of ending receivable balance (1), (2)			0.14%	0.16%
Operating leases:
Early termination loss on operating leases	$14	$7	$18	$13
Provision for past due operating lease rental payments (3)	5	4	9	8

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

(3)	Provisions for past due operating lease rental payments are also included in total provision for credit losses in our consolidated statements of income.
(4)	Percentages for the three and six months ended September 30, 2014 and 2013 have been annualized.

In the United States segment, we recognized a provision for credit losses on our finance receivables of $23 million and $37 million for the second quarter and first six months of fiscal year 2015, respectively, compared to $27 million and $50 million for the respective periods in fiscal year 2014. The decline in the provision was primarily the result of reducing our allowance for credit losses during the first six months of fiscal year 2015 as compared to increasing our allowance for credit losses during the same period in fiscal year 2014. We reduced our allowance for credit losses due in part to the decline in retail loan acquisition volumes and outstanding loan balances during the first six months of fiscal year 2015. During the same period in fiscal year 2014, we increased our allowance for credit losses primarily as a result of the significantly higher retail loan acquisitions. Net charge-offs and delinquencies remained near historically low levels during the first six months of fiscal year 2015. We recognized early termination losses on operating lease assets of $13 million and $17 million during the second quarter and first six months of fiscal year 2015, respectively, compared to $7 million and $13 million for the respective periods in fiscal year 2014. The increase was primarily the result of higher lease acquisitions during fiscal year 2015. In the Canada segment, the provision for credit losses on finance receivables decreased by $2 million during both the second quarter and first six months of fiscal year 2015 as compared to the respective periods in fiscal year 2014.

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

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. There were no events or circumstances that indicated that the carrying values of our operating leases would not be recoverable during the first six months of fiscal year 2015 and 2014.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended		Six months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Units (1) in thousands)
United States Segment
Termination units:
Purchases at outstanding contractual balance (2)	57	52	120	114
Sales through auctions and dealer direct programs (3)	27	32	54	66
Total termination units	84	84	174	180

Canada Segment
Termination units:
Purchases at outstanding contractual balance (2)	10	10	22	23
Sales through auctions and dealer direct programs (3)	1	1	3	4
Total termination units	11	11	25	27

Consolidated
Termination units:
Purchases at outstanding contractual balance (2)	67	62	142	137
Sales through auctions and dealer direct programs (3)	28	33	57	70
Total termination units	95	95	199	207

(1)	A unit represents one lease that was terminated during the fiscal year shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)	Includes vehicles sold through online auctions, physical auctions, and market based pricing programs direct to dealers.

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

Summary of Outstanding Debt

The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average
			contractual interest rate
	September 30,	March 31,	September 30,	March 31,
	2014	2014	2014	2014
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$5,274	$2,927	0.17%	0.15%
Related party debt	3,236	3,225	0.13%	0.14%
Bank loans	5,391	5,389	0.71%	0.71%
Private U.S. MTN program	9,905	12,901	2.20%	1.85%
Public U.S. MTN program	7,229	3,736	1.05%	1.08%
Euro MTN programme	2,187	3,788	1.30%	2.52%
Total unsecured debt	33,222	31,966
Secured debt	7,564	8,062	0.67%	0.65%
Total debt	$40,786	$40,028

Canada Segment
Unsecured debt:
Commercial paper	$1,395	$1,260	1.15%	1.15%
Related party debt	1,786	1,538	1.27%	1.27%
Bank loans	1,135	1,150	1.81%	1.80%
Other debt	1,471	1,490	2.12%	2.12%
Total unsecured debt	5,787	5,438
Secured debt	102	168	1.55%	1.52%
Total debt	$5,889	$5,606

Consolidated
Unsecured debt:
Commercial paper	$6,669	$4,187	0.38%	0.45%
Related party debt	5,022	4,763	0.54%	0.51%
Bank loans	6,526	6,539	0.90%	0.90%
Private U.S. MTN program	9,905	12,901	2.20%	1.85%
Public U.S. MTN program	7,229	3,736	1.05%	1.08%
Euro MTN programme	2,187	3,788	1.30%	2.52%
Other debt	1,471	1,490	2.12%	2.12%
Total unsecured debt	39,009	37,404
Secured debt	7,666	8,230	0.68%	0.67%
Total debt	$46,675	$45,634

Commercial Paper

As of September 30, 2014, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.8 billion). The commercial paper programs are supported by committed lines of credit totaling approximately $8.4 billion. See “—Credit Agreements” below. Interest rates on the commercial paper are fixed at the time of issuance. During the six months ended September 30, 2014, consolidated commercial paper month-end outstanding principal balances ranged from approximately $5.0 billion to $6.7 billion and the outstanding daily balance averaged $5.5 billion.

Related Party Debt

AHFC routinely issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. HCFI routinely issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days. During the six months ended September 30, 2014, the consolidated related party debt month-end principal balances ranged from approximately $4.9 billion to $5.1 billion and the outstanding daily balance averaged $4.9 billion.

Bank Loans

During the six months ended September 30, 2014, AHFC and HCFI did not enter into any bank loan agreements. As of September 30, 2014, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from approximately $45 million to $600 million. As of September 30, 2014, the remaining maturities of all bank loans outstanding ranged from 52 days to approximately 5.3 years. The weighted average remaining maturities on all bank loans was 2.1 years as of September 30, 2014.

Our bank loans contain customary restrictive covenants, including limitations on liens, limitations on mergers and consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of September 30, 2014, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

Medium Term Note (MTN) Programs

Private U.S. MTN Program

AHFC no longer issues U.S. MTNs under the Rule 144A Private U.S. MTN Program. Future U.S. MTN issuances will be under the Public U.S. MTN Program described below. As of September 30, 2014, the remaining maturities of Private U.S. MTNs outstanding ranged from 34 days to approximately 7.0 years. The weighted average remaining maturities of Private U.S. MTNs was 2.1 years as of September 30, 2014. Interest rates on the Private U.S. MTNs are fixed or floating. Private U.S. MTNs are issued pursuant to the terms of an issuing and paying agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of September 30, 2014, management believes that AHFC was in compliance with all covenants contained in the Private U.S. MTNs.

Public U.S. MTN Program

AHFC is a “well-known seasoned issuer” under SEC rules and issues Public U.S. MTNs pursuant to a registration statement on Form S-3 filed with the SEC. The Public U.S. MTN program is authorized for issuance of MTNs up to a maximum aggregate principal amount of $16 billion. The aggregate principal amount of MTNs offered under this program may be increased from time to time. The Public U.S. MTNs may have original maturities of nine months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the six months ended September 30, 2014, AHFC issued $3.5 billion aggregate principal amount of Public U.S. MTNs, with original maturities ranging from one to five years, bearing interest at fixed and floating rates. As of September 30, 2014, the remaining maturities of all Public U.S. MTNs outstanding ranged from 66 days to approximately 4.9 years. The weighted average remaining maturities of all Public U.S. MTNs was 2.4 years as of September 30, 2014.

The Public U.S. MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of September 30, 2014, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme

The $11.0 billion Euro MTN Programme was effective through August 8, 2014. Management may renew the program in the future. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturity. Since August 8, 2013, AHFC has been the sole issuer under this program. During the six months end September 30, 2014, AHFC did not issue any Euro MTNs. As September 30, 2014, the remaining maturities of all Euro MTNs outstanding ranged from 16 days to approximately 8.4 years. The weighted average remaining maturities of all Euro MTNs was 3.1 years as of September 30, 2014.

Interest rates on the Euro MTNs are fixed or floating. Euro MTNs are issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2014, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

Details of our outstanding Euro MTNs by currency is as follows:

	September 30, 2014		March 31, 2014
	(U.S. dollars in millions)
U.S. dollar	$893	41%	$942	25%
Japanese yen	351	16%	373	10%
Euro	943	43%	2,473	65%
Total	$2,187	100%	$3,788	100%

Other Debt

HCFI issues privately placed Canadian dollar denominated notes. During the six months ended September 30, 2014, HCFI did not issue any of these notes. As of September 30, 2014, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 146 days to approximately 4.2 years. The weighted average remaining maturities of these notes was 2.6 years as of September 30, 2014.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2014, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

During the six months ended September 30, 2014, we issued notes through asset-backed securitizations totaling $2.0 billion, which were secured by consumer finance receivables with an initial principal balance of $2.1 billion.

Asset-Backed Conduits

In September 2010, we entered into a receivables loan agreement with a bank-sponsored asset-backed commercial paper conduit to allow us access to additional secured funding. Under this agreement, we would transfer finance receivables to funding agents as collateral for debt issued by the funding agents who are contractually committed, at our option, to make advances to us of up to $500 million. This agreement was amended in September 2014 and terminates in September 2015. As of September 30, 2014, we had no amounts outstanding under this agreement. Our ability to obtain funding under this agreement is subject to us having a sufficient amount of assets eligible and any unused portion of this commitment may be terminated if the performance of the underlying assets deteriorates beyond specified levels.

Credit Agreements

We maintain committed lines of credit with various financial institutions. These credit agreements are primarily in place to support our commercial paper programs. If these lines were used, it would be in the form of short-term notes.

In March 2014, AHFC entered into a $3.5 billion 364 day credit agreement which terminates on March 6, 2015 and a $3.5 billion five year credit agreement which terminates on March 7, 2019. At September 30, 2014, no amounts were outstanding or repaid under the AHFC credit agreements. AHFC intends to renew or replace the credit agreements prior to or on their respective termination dates.

In March 2014, HCFI entered into a C$1.3 billion ($1.2 billion) credit agreement.  As amended in June 2014, the credit agreement was increased to C$1.6 billion ($1.4 billion) which provides that HCFI may borrow up to C$800 million ($714 million) on a one year and five-year revolving basis. The one year tranche of the credit agreement terminates on March 24, 2015 and the five year tranche of the credit agreement terminates on March 24, 2019. At September 30, 2014, no amounts were outstanding or repaid under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the termination date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require us to maintain a positive consolidated tangible net worth. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of September 30, 2014, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

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

—

cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

—

ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective keep well agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of September 30, 2014 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of $5 million and $4 million during the three months ended September 30, 2014 and 2013, respectively, and $9 million and $8 million during the six months ended September 30, 2014 and 2013, respectively, pursuant to these support compensation agreements.

Indebtedness of Consolidated Subsidiaries

As of September 30, 2014, AHFC and its consolidated subsidiaries had approximately $54.8 billion of outstanding indebtedness and other liabilities, including current liabilities, of which approximately $14.3 billion consisted of indebtedness and liabilities of our consolidated subsidiaries, and none of AHFC’s consolidated subsidiaries had outstanding any preferred equity.

Derivatives

We utilize derivative instruments to manage exposures to fluctuations in interest rates and foreign currency exchange rates. The types of derivative instruments include interest rate swaps, basis swaps, and cross currency swaps. Interest rate and basis swap agreements are used to manage the effects of interest rate fluctuations of our floating rate debt relative to our fixed rate finance receivables and operating lease assets. Cross currency swap agreements are used to manage currency and interest rate risk exposure on foreign currency denominated debt. The derivative instruments contain an element of credit risk in the event the counterparties are unable to meet the terms of the agreements.

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

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending September 30,
	Total	2015	2016	2017	2018	2019	Thereafter
	(U.S. dollars in millions)
Debt obligations (1)	$46,743	$23,765	$7,810	$7,748	$2,170	$4,000	$1,250
Interest payments on debt (2)	1,372	431	326	245	186	122	62
Operating lease obligations	55	8	7	7	7	6	20
Total	$48,170	$24,204	$8,143	$8,000	$2,363	$4,128	$1,332

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of September 30, 2014.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of September 30, 2014.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve month period ended September 30, 2014, our provision for credit losses would have increased by approximately $21 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve month period ended September 30, 2014, we would have recognized an additional $9 million in early termination losses in our consolidated statement of income during the period.

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

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of September 30, 2014 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $48 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $6 million in depreciation expense, which would be recognized over the remaining lease terms. Similarly, if the future estimated auction values were to decrease by $100 per unit and future return rates were to increase by one percentage point from our current estimates for all direct financing leases as of September 30, 2014, we would have recognized an increase of approximately $1 million and less than $1 million in losses on lease residual values, respectively. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of September 30, 2014. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2014, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For more information on our legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2014, which was filed with the SEC on June 20, 2014, except as follows:

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

The scope of the Dodd-Frank Act has broad implications for the financial services industry, including us, and requires the implementation of numerous rules and regulations. The Dodd-Frank Act impacts the offering, marketing, and regulation of consumer financial products and services offered by financial institutions. The potential impact of the Dodd-Frank Act and its implementing rules and regulations may include supervision and examination, limitations on our ability to expand product and service offerings and new or modified disclosure requirements. While the impact of the CFPB on our business remains uncertain, the CFPB has increased its focus on auto finance and the sale of add-on products. In September 2014, the CFPB proposed a rule that would subject larger nonbank participants in the automobile financing market, such as us, to the CFPB's supervisory authority as early as 2015.

The CFPB, together with the U.S. Department of Justice, have contacted us and other auto finance providers to request information about whether discretionary pricing practices of dealers originating retail installment sale contracts raise fair lending issues for banks and finance companies that purchase the contracts from dealers. Based on the information that was voluntarily provided by us, the CFPB, together with the U.S. Department of Justice, sent another letter in November 2014, indicating it is continuing to conduct their review and evaluation. We cannot predict the outcome of whether an enforcement action will be taken. In addition, we also received a subpoena from a state agency requesting information relating to their fair lending laws. We are cooperating with this request for information. We cannot predict the outcome of this inquiry.

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

Dated: November 13, 2014

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
4.4

Trust Indenture between Honda Canada Finance Inc., as issuer, and BNY Trust Company of Canada (as successor to CIBC Mellon Trust Company), as trustee, dated as of September 26, 2005(2), as supplemented by the First Supplemental Indenture to the Trust Indenture, dated as of August 25, 2006(2), as supplemented by the Second Supplemental Indenture to the Trust Indenture, dated as of December 14, 2006(2), as supplemented by the Third Supplemental Indenture to the Trust Indenture, dated as of May 25, 2007(2), as supplemented by the Fourth Supplemental Indenture to the Trust Indenture, dated as of September 26, 2007(2), as supplemented by the Fifth Supplemental Indenture to the Trust Indenture, dated as of November 30, 2007(2), as supplemented by the Sixth Supplemental Indenture to the Trust Indenture, dated as of May 9, 2008(2), as supplemented by the Seventh Supplemental Indenture to the Trust Indenture, dated as of September 12, 2008(2), as supplemented by the Eighth Supplemental Indenture to the Trust Indenture, dated as of February 21, 2012(2), as supplemented by the Ninth Supplemental Indenture to the Trust Indenture, dated as of December 11, 2012(2), as supplemented by the Tenth Supplemental Indenture to the Trust Indenture, dated as of June 4, 2013(3), and as supplemented by the Eleventh Supplemental Indenture to the Trust Indenture, dated as of September 3, 2013(3).

4.5(4)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.6(5)	Form of Fixed Rate Medium-Term Note, Series A and Form of Floating Rate Medium-Term Note, Series A.
10.1(6)	Amendment, dated as of June 30, 2014, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
12.1(7)	Statement regarding computation of ratio of earnings to fixed charges
31.1(7)	Certification of Principal Executive Officer
31.2(7)	Certification of Principal Financial Officer
32.1(8)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(8)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(7)	XBRL Instance Document
101.SCH(7)	XBRL Taxonomy Extension Schema Document
101.CAL(7)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(7)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(7)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(7)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(3)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated November 12, 2013.
(4)	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
(5)	Incorporated herein by reference to Exhibit numbers 4.1 and 4.2 filed with our current report on Form 8-K, dated September 25, 2013.
(6)	Incorporated herein by reference to the same numbered Exhibit filed with our current report on Form 8-K, dated June 30, 2014.
(7)	Filed herewith.
(8)	Furnished herewith.