Form 10-Q
period 2014-12-31
AMERICAN HONDA FINANCE CORP
filed 2015-02-12
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 31, 2015, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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

For the quarter ended December 31, 2014

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

Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the year ended March 31, 2014 that we filed with the Securities and Exchange Commission on June 20, 2014, as updated by our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 that we filed with the Securities and Exchange Commission on November 13, 2014, and readers of this Quarterly Report should review the additional information contained in that report, and in any subsequent Quarterly Report on Form 10-Q that we file with the Securities and Exchange Commission. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. dollars in millions, except share amounts)

	December 31,	March 31,
	2014	2014
Assets
Cash and cash equivalents	$671	$138
Finance receivables, net	40,203	41,700
Investment in operating leases, net	23,917	21,230
Due from Parent and affiliated companies	107	109
Income taxes receivable	114	91
Vehicles held for disposition	169	133
Other assets	660	736
Derivative instruments	140	159
Total assets	$65,981	$64,296
Liabilities and Equity
Debt:
Commercial paper	$5,940	$4,187
Related party debt	4,121	4,763
Bank loans	7,083	6,539
Medium term note programs	19,916	20,425
Other debt	1,761	1,490
Secured debt	7,408	8,230
Total debt	46,229	45,634
Due to Parent and affiliated companies	65	95
Accrued interest expense	107	127
Income taxes payable	26	21
Deferred income taxes	7,088	6,664
Other liabilities	1,226	1,255
Derivative instruments	156	107
Total liabilities	54,897	53,903
Commitments and contingencies
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of December 31, 2014 and March 31, 2014	1,366	1,366
Retained earnings	9,023	8,306
Accumulated other comprehensive income/(loss)	(12)	27
Total shareholder’s equity	10,377	9,699
Noncontrolling interest in subsidiary	707	694
Total equity	11,084	10,393
Total liabilities and equity	$65,981	$64,296

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	December 31,	March 31,
	2014	2014
Finance receivables, net	$7,414	$8,177
Vehicles held for disposition	3	4
Other assets	268	277
Total assets	$7,685	$8,458

Secured debt	$7,408	$8,230
Accrued interest expense	2	2
Total liabilities	$7,410	$8,232

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended		Nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues:
Direct financing leases	$34	$46	$109	$148
Retail	322	346	985	1,035
Dealer	29	28	88	87
Operating leases	1,233	1,091	3,575	3,201
Total revenues	1,618	1,511	4,757	4,471
Depreciation on operating lease	986	869	2,832	2,519
Interest expense	142	153	438	486
Net revenues	490	489	1,487	1,466
Gain on disposition of lease vehicles	-	12	38	18
Other income	26	29	74	87
Total net revenues	516	530	1,599	1,571
Expenses:
General and administrative expenses	99	93	298	288
Provision for credit losses	34	34	85	99
Early termination loss on operating leases	11	15	29	28
Loss on lease residual values	2	1	4	3
Loss on derivative instruments	61	22	193	19
(Gain)/Loss on foreign currency revaluation of debt	(71)	13	(250)	100
Total expenses	136	178	359	537
Income before income taxes	380	352	1,240	1,034
Income tax expense	172	130	474	391
Net income	208	222	766	643
Less: Net income attributable to noncontrolling interest	14	21	49	58
Net income attributable to American Honda Finance Corporation	$194	$201	$717	$585

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended		Nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
Net income	$208	$222	$766	$643
Other comprehensive loss:
Foreign currency translation adjustment	(54)	(43)	(75)	(61)
Comprehensive income	154	179	691	582
Less: Comprehensive income/(loss) attributable to noncontrolling interest	(12)	1	13	29
Comprehensive income attributable to American Honda Finance Corporation	$166	$178	$678	$553

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	income	stock	interest
Balance at March 31, 2013	$9,590	$7,422	$88	$1,366	$714
Net income	643	585	-	-	58
Other comprehensive loss	(61)	-	(32)	-	(29)
Dividends declared to noncontrolling interest	(36)	-	-	-	(36)
Balance at December 31, 2013	$10,136	$8,007	$56	$1,366	$707

Balance at March 31, 2014	$10,393	$8,306	$27	$1,366	$694
Net income	766	717	-	-	49
Other comprehensive loss	(75)	-	(39)	-	(36)
Balance at December 31, 2014	$11,084	$9,023	$(12)	$1,366	$707

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in millions)

	Nine months ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net income	$766	$643
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(201)	(5)
Loss on lease residual values and provision for credit losses	89	102
Early termination loss on operating leases	29	28
Depreciation and amortization	2,837	2,524
Accretion of unearned subsidy income	(810)	(785)
Amortization of deferred dealer participation and IDC	254	251
Gain on disposition of lease vehicles and fixed assets	(38)	(18)
Deferred income tax expense	437	-
Changes in operating assets and liabilities:
Income taxes receivable/payable	(20)	216
Other assets	37	(28)
Accrued interest/discounts on debt	35	20
Other liabilities	6	25
Due to/due from Parent and affiliated companies	(28)	1
Net cash provided by operating activities	3,393	2,974
Cash flows from investing activities:
Finance receivables acquired	(13,077)	(16,809)
Principal collected on finance receivables	13,662	13,473
Net change in wholesale loans	352	149
Purchase of operating lease vehicles	(10,458)	(8,656)
Disposal of operating lease vehicles	4,569	4,432
Cash received for unearned subsidy income	977	894
Other investing activities, net	3	(32)
Net cash used in investing activities	(3,972)	(6,549)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	31,729	33,948
Paydown of commercial paper	(29,913)	(33,996)
Proceeds from issuance of related party debt	32,031	34,291
Paydown of related party debt	(32,581)	(34,195)
Proceeds from issuance of medium term notes and other debt	7,353	9,840
Paydown of medium term notes and other debt	(6,678)	(6,384)
Proceeds from issuance of secured debt	2,991	4,239
Paydown of secured debt	(3,820)	(3,856)
Dividend paid	-	(18)
Net cash provided by financing activities	1,112	3,869
Effect of exchange rate changes on cash and cash equivalents	-	-
Net increase in cash and cash equivalents	533	294
Cash and cash equivalents at beginning of year	138	149
Cash and cash equivalents at end of year	$671	$443
Supplemental disclosures of cash flow information:
Interest paid	$429	$517
Income taxes paid	65	172

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2)	Finance Receivables

Finance receivables consisted of the following:

	December 31, 2014
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$2,398	$34,257	$4,174	$40,829
Allowance for credit losses	(3)	(86)	-	(89)
Write-down of lease residual values	(15)	-	-	(15)
Unearned interest income and fees	(83)	-	-	(83)
Deferred dealer participation and IDC	5	407	-	412
Unearned subsidy income	(106)	(745)	-	(851)
	$2,196	$33,833	$4,174	$40,203

	March 31, 2014
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$2,997	$35,045	$4,372	$42,414
Allowance for credit losses	(4)	(95)	(1)	(100)
Write-down of lease residual values	(21)	-	-	(21)
Unearned interest income and fees	(114)	-	-	(114)
Deferred dealer participation and IDC	7	428	-	435
Unearned subsidy income	(143)	(771)	-	(914)
	$2,722	$34,607	$4,371	$41,700

Finance receivables include retail loans with principal balances of $7.5 billion and $8.3 billion as of December 31, 2014 and March 31, 2014, respectively, that have been sold for legal purposes in securitization transactions that do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

The uninsured portions of the lease residual values were $354 million and $433 million at December 31, 2014 and March 31, 2014, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $6 million for both the three months ended December 31, 2014 and 2013, and $16 million and $19 million for the nine months ended December 31, 2014 and 2013, respectively.

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

There were no modifications to dealer loans that constituted troubled debt restructurings during the three and nine months ended December 31, 2014 and 2013.

The Company generally does not grant concessions on consumer finance receivables that are considered to be troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three and nine months ended December 31, 2014 and 2013. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered to be troubled debt restructurings since the deferrals are deemed to be insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and nine months ended December 31, 2014
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, October 1, 2014	$3	$91	$-	$94
Provision	1	28	-	29
Charge-offs	(2)	(55)	-	(57)
Recoveries	1	23	-	24
Effect of translation adjustment	-	(1)	-	(1)
Ending balance, December 31, 2014	$3	$86	$-	$89
Beginning balance, April 1, 2014	$4	$95	$1	$100
Provision	2	69	-	71
Charge-offs	(4)	(139)	(1)	(144)
Recoveries	1	62	-	63
Effect of translation adjustment	-	(1)	-	(1)
Ending balance, December 31, 2014	$3	$86	$-	$89
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	3	86	-	89
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$36	$36
Collectively evaluated for impairment	2,214	33,919	4,138	40,271

	Three and nine months ended December 31, 2013
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, October 1, 2013	$5	$94	$1	$100
Provision	-	28	1	29
Charge-offs	(2)	(53)	-	(55)
Recoveries	1	19	-	20
Effect of translation adjustment	-	-	-	-
Ending balance, December 31, 2013	$4	$88	$2	$94
Beginning balance, April 1, 2013	$5	$88	$-	$93
Provision	2	82	2	86
Charge-offs	(4)	(148)	-	(152)
Recoveries	1	66	-	67
Effect of translation adjustment	-	-	-	-
Ending balance, December 31, 2013	$4	$88	$2	$94
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$2	$2
Collectively evaluated for impairment	4	88	-	92
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$9	$9
Collectively evaluated for impairment	3,027	34,921	4,169	42,117

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 – 59 days	60 – 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
December 31, 2014
Retail loans:
New auto	$198	$36	$10	$244	$29,156	$29,400
Used and certified auto	72	13	3	88	3,380	3,468
Motorcycle and other	13	4	2	19	1,032	1,051
Total retail	283	53	15	351	33,568	33,919
Direct financing lease	8	3	1	12	2,202	2,214
Dealer loans:
Wholesale flooring	3	-	-	3	3,389	3,392
Commercial loans	-	-	-	-	782	782
Total dealer loans	3	-	-	3	4,171	4,174
Total finance receivables	$294	$56	$16	$366	$39,941	$40,307

March 31, 2014
Retail loans:
New auto	$140	$18	$6	$164	$29,611	$29,775
Used and certified auto	54	7	2	63	3,837	3,900
Motorcycle and other	10	3	2	15	1,012	1,027
Total retail	204	28	10	242	34,460	34,702
Direct financing lease	10	2	1	13	2,734	2,747
Dealer loans:
Wholesale flooring	1	-	2	3	3,765	3,768
Commercial loans	-	-	-	-	604	604
Total dealer loans	1	-	2	3	4,369	4,372
Total finance receivables	$215	$30	$13	$258	$41,563	$41,821

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

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
December 31, 2014
Performing	$29,354	$3,452	$1,045	$2,210	$36,061
Nonperforming	46	16	6	4	72
Total	$29,400	$3,468	$1,051	$2,214	$36,133

March 31, 2014
Performing	$29,751	$3,891	$1,022	$2,744	$37,408
Nonperforming	24	9	5	3	41
Total	$29,775	$3,900	$1,027	$2,747	$37,449

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

	December 31, 2014			March 31, 2014
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$2,124	$506	$2,630	$2,319	$355	$2,674
Group B	1,268	276	1,544	1,449	249	1,698
Total	$3,392	$782	$4,174	$3,768	$604	$4,372

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	December 31,	March 31,
	2014	2014
	(U.S. dollars in millions)
Operating lease vehicles	$29,598	$26,274
Accumulated depreciation	(4,928)	(4,500)
Deferred dealer participation and IDC	95	88
Unearned subsidy income	(789)	(576)
Estimated early termination losses	(59)	(56)
	$23,917	$21,230

The Company recognized $11 million and $15 million of estimated early termination losses due to lessee defaults for the three months ended December 31, 2014 and 2013, respectively. Actual net losses realized for the three months ended December 31, 2014 and 2013 totaled $10 million and $11 million, respectively. The Company recognized $29 million and $28 million of estimated early termination losses due to lessee defaults for the nine months ended December 31, 2014 and 2013, respectively. Actual net losses realized for the nine months ended December 31, 2014 and 2013 totaled $26 million and $28 million, respectively.

Included in the provision for credit losses for both the three months ended December 31, 2014 and 2013 are provisions related to past due receivables on operating leases in the amounts of $5 million. Included in the provision for credit losses for the nine months ended December 31, 2014 and 2013 are provisions related to past due receivables on operating leases in the amounts of $14 million and $13 million, respectively.

The Company did not recognize impairment losses during the three and nine months ended December 31, 2014 and 2013 since there were no events or circumstances which indicated that the carrying values of operating leases would not be recoverable.

(4)	Debt

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2014	2014	2014	2014	2014	2014
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,940	$4,187	0.38%	0.45%	0.13 - 1.33%	0.11 - 1.25%
Related party debt	4,121	4,763	0.62%	0.51%	0.15 - 1.29%	0.14 - 1.28%
Bank loans	7,083	6,539	0.88%	0.90%	0.58 - 2.01%	0.58 - 1.99%
Private U.S. MTN program	8,957	12,901	2.40%	1.85%	0.61 - 7.63%	0.23 - 7.63%
Public U.S. MTN program	8,941	3,736	1.07%	1.08%	0.23 - 2.25%	0.23 - 2.13%
Euro MTN programme	2,018	3,788	1.31%	2.52%	0.19 - 2.23%	0.22 - 5.50%
Other debt	1,761	1,490	2.03%	2.12%	1.60 - 2.35%	1.68 - 2.35%
Total unsecured debt	38,821	37,404
Secured debt	7,408	8,230	0.70%	0.67%	0.18 - 1.58%	0.19 - 1.80%
Total debt	$46,229	$45,634

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2014, the outstanding principal balance of long-term debt with floating interest rates totaled $12.8 billion and long-term debt with fixed interest rates totaled $21.2 billion. As of March 31, 2014, the outstanding principal balance of long-term debt with floating interest rates totaled $12.5 billion and long-term debt with fixed interest rates totaled $21.4 billion.

Commercial Paper

As of December 31, 2014 and March 31, 2014, the Company had commercial paper programs that provide the Company with available funds of up to $8.7 billion and $8.5 billion, respectively, at prevailing market interest rates for periods up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

Outstanding commercial paper averaged $5.8 billion and $4.7 billion during the nine months ended December 31, 2014 and 2013, respectively. The maximum balance outstanding at any month end during the nine months ended December 31, 2014 and 2013 was $6.7 billion and $6.1 billion, respectively.

As of December 31, 2014, the Company had available committed lines of credit totaling $8.4 billion, which expire at various times through March 2019. Committed lines of credit are primarily in place to support the Company’s commercial paper programs. If these lines were used, it would be in the form of short-term notes. The Company expensed commitment fees of $1 million and $2 million during the three months ended December 31, 2014 and 2013, respectively, and $4 million and $6 million during the nine months ended December 31, 2014 and 2013, respectively, in general and administrative expenses. As of December 31, 2014 and March 31, 2014, there were no amounts outstanding under these lines.

Related Party Debt

AHFC routinely issues fixed rate short term notes to AHM to help fund AHFC’s general corporate operations. The Company incurred interest expense on these notes totaling $1 million for both the three months ended December 31, 2014 and 2013, and $3 million and $4 million for the nine months ended December 31, 2014 and 2013, respectively.

HCFI routinely issues fixed rate short term notes to HCI to help fund HCFI’s general corporate operations. The Company incurred interest expense on these notes totaling $6 million and $5 million for the three months ended December 31, 2014 and 2013, respectively, and $17 million and $15 million for the nine months ended December 31, 2014 and 2013, respectively.

Bank Loans

Outstanding bank loans as of December 31, 2014 had floating interest rates. Outstanding bank loans have prepayment options. No outstanding bank loans as of December 31, 2014 were supported by the Keep Well Agreements with HMC described in Note 6.

Medium Term Note (MTN) Programs

Private U.S. MTN Program

AHFC no longer issues U.S. MTNs under the Rule 144A Private U.S. MTN Program. Notes outstanding under the Private U.S. MTN Program as of December 31, 2014 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program are long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Japanese Yen, or Euros.

The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.

Other Debt

The outstanding balance as of December 31, 2014 consisted of private placement debt issued by HCFI denominated in Canadian dollars, with either fixed or floating interest rates. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6.

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

	December 31, 2014			March 31, 2014
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$49,024	$208	$51	$46,239	$192	$106
Cross currency swaps	1,452	1	174	2,960	72	106
Gross derivative assets/liabilities		209	225		264	212
Counterparty netting adjustment		(69)	(69)		(105)	(105)
Net derivative assets/liabilities		$140	$156		$159	$107

The income statement effect of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended		Nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
	(U.S. dollars in millions)
Interest rate swaps	$7	$(32)	$20	$(120)
Cross currency swaps	(68)	10	(213)	101
Total loss on derivative instruments	$(61)	$(22)	$(193)	$(19)

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

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies.

	Three months ended		Nine months ended
	December 31,		December 31,
Income statement	2014	2013	2014	2013
	(U.S. dollars in millions)
Revenue:
Subsidy income	$266	$259	$801	$773
Interest expense:
Related party debt	7	6	20	19
Other income:
VSC administration fees	24	25	72	72
General and administrative expenses:
Support Compensation Agreement fees	4	4	13	12
Benefit plan expenses	2	3	7	12
Shared services	19	11	45	34

	December 31,	March 31,
Balance Sheet	2014	2014
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(837)	$(901)
Investment in operating leases, net:
Unearned subsidy income	(785)	(573)
Due from Parent and affiliated companies	107	109

Liabilities:
Debt:
Related party debt	$4,121	$4,763
Due to Parent and affiliated companies	65	95
Accrued interest expenses:
Related party debt	5	3
Other liabilities:
VSC unearned administrative fees	360	352
Accrued benefit expenses	49	47

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

Debt programs supported by the Keep Well Agreements consist of the Company’s commercial paper programs, Private U.S. MTN Program, Public U.S. MTN Program, Euro MTN Programme, and HCFI’s private placement debt. In connection with the above agreements, AHFC and HCFI have entered into separate Support Compensation Agreements, where each has agreed to pay HMC a quarterly fee based on the amount of outstanding debt that benefit from the Keep Well Agreements. Support Compensation Agreement fees are recognized in general and administrative expenses.

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

Other

The majority of the amounts due from the Parent and affiliated companies at December 31, 2014 and March 31, 2014 related to subsidies. The majority of the amounts due to the Parent and affiliated companies at December 31, 2014 and March 31, 2014 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

(7)	Income Taxes

The Company’s effective tax rate was 45.3% and 36.9% for the three months ended December 31, 2014 and 2013, respectively, and 38.2% and 37.8% for the nine months ended December 31, 2014 and 2013, respectively. The increase in the effective tax rate for the three months ended December 31, 2014 is primarily due to the decrease in the tax deduction for qualified domestic production, which is allocated between the Parent and affiliated companies. The deduction for qualified domestic production was affected by the extension of 50% bonus depreciation which was included in the Tax Increase Prevention Act of 2014 signed into law on December 19, 2014.

To date, the Company has not provided for federal income taxes on its share of the undistributed earnings of its foreign subsidiary, HCFI, that are intended to be indefinitely reinvested outside the United States. At December 31, 2014, $650 million of accumulated undistributed earnings of HCFI were deemed to be so reinvested. If these undistributed earnings as of December 31, 2014 were to be distributed, the unrecognized deferred tax liability associated with these indefinitely reinvested earnings would be $141 million. HCFI is not planning any future distributions.

The changes in the unrecognized tax benefits for the nine months ended December 31, 2014 were not significant. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of fiscal year ending March 31, 2015.

As of December 31, 2014, the Company is subject to examination by U.S. federal and state tax jurisdictions for the taxable years ended March 31, 2008 to 2014, with the exception of one state which is subject to examination for taxable years ended March 31, 2001 to 2014. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2008 to 2014 federally, and returns filed for the taxable years ended March 31, 2007 to 2014 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Commitments and Contingencies

The Company leases certain premises and equipment on a long term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was approximately $3 million and $2 million for the three months ended December 31, 2014 and 2013, respectively, and approximately $8 million for both the nine months ended December 31, 2014 and 2013, respectively.

The Company extends commercial revolving lines of credit to new and used vehicle dealers to aid in their facilities refurbishment or general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. Maximum commercial revolving lines of credit were $374 million and $283 million as of December 31, 2014 and March 31, 2014, respectively, with $260 million and $174 million, respectively, used as of those dates. The Company also has a commitment to lend a total of $68 million to finance the construction of auto dealerships with $36 million of this commitment funded as of December 31, 2014.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Legal Proceedings and Regulatory Matters

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

As previously disclosed, the Consumer Financial Protection Bureau (CFPB), together with the U.S. Department of Justice (the Agencies), have contacted the Company regarding their review of pricing practices by dealers originating retail installment sale contracts for automobiles. The Company has voluntarily provided the information requested and cooperated fully with the investigation. As also previously disclosed, the Company has received a notice that the Agencies have authorized enforcement actions against the Company, alleging discrimination in automobile loan pricing to certain borrowers by dealers and alleging the loan pricing disparities were caused by the Company’s business practices related to dealer discretion, and that the Agencies may seek monetary relief and implementation of changes to the Company’s pricing practices and policies, which may affect the Company’s business. The Company has also been informed that the Agencies may defer pursuit of litigation if the Company works with them to seek a voluntary resolution to these allegations. The Company will continue to cooperate with the Agencies to find a mutually agreeable resolution and the Company is working towards finding an industry wide resolution to these allegations. However, at this time, the Company cannot predict the outcome of this matter and, therefore, a reasonable estimate of the amount of any possible loss or range of loss cannot be made. In addition, the Company also received a subpoena from a state agency requesting information relating to their fair lending laws. The Company is cooperating with this request for information. Management cannot predict the outcome of this inquiry.

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

During the nine months ended December 31, 2014 and 2013, the Company issued notes through asset backed securitizations, which were accounted for as secured financing transactions totaling $3.0 billion and $4.3 billion, respectively. The notes were secured by receivables with an initial principal balance of $3.1 billion and $4.4 billion, respectively.

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

	December 31,	March 31,
	2014	2014
	(U.S. dollars in millions)
Assets:
Finance receivables	$7,506	$8,285
Unamortized costs and subsidy income, net	(81)	(95)
Allowance for credit losses	(11)	(13)
Finance receivables, net	7,414	8,177
Vehicles held for disposition	3	4
Restricted cash (1)	259	267
Accrued interest receivable (1)	9	10
Total assets	$7,685	$8,458
Liabilities:
Secured debt	$7,419	$8,242
Unamortized discounts and fees	(11)	(12)
Secured debt, net	7,408	8,230
Accrued interest expense	2	2
Total liabilities	$7,410	$8,232

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of December 31, 2014 and March 31, 2014, AHFC and HCFI had cash collections of $410 million and $444 million, respectively, which were required to be remitted to the trusts.

(10)	Other Assets

Other assets consisted of the following:

	December 31,	March 31,
	2014	2014
	(U.S. dollars in millions)
Accrued interest and fees	$78	$79
Other receivables	91	98
Deferred expense	171	164
Software, net of accumulated amortization of $136 and $135 as of December 31, 2014 and March 31, 2014, respectively	10	10
Property and equipment, net of accumulated depreciation of $17 and $17 as of December 31, 2014 and March 31, 2014, respectively	5	6
Restricted cash	259	267
Other	46	112
Total	$660	$736

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Depreciation and amortization are computed on a straight line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $1 million and $2 million for the three months ended December 31, 2014 and 2013, respectively, and $4 million and $5 million for the nine months ended December 31, 2014 and 2013, respectively.

(11)	Other Liabilities

Other liabilities consisted of the following:

	December 31,	March 31,
	2014	2014
	(U.S. dollars in millions)
Dealer payables	$140	$211
Accounts payable and accrued expenses	253	251
Lease security deposits	58	53
VSC unearned administrative fees (Note 6)	360	352
Unearned income, operating lease	297	270
Uncertain tax positions	17	24
Other	101	94
Total	$1,226	$1,255

(12)	Other Income

Other income consisted of the following:

	Three months ended		Nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
	(U.S. dollars in millions)
VSC administration (Note 6)	$24	$25	$72	$72
Other	2	4	2	15
Total	$26	$29	$74	$87
(13)	Fair Value Measurements

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2014
				Counterparty
	Level 1	Level 2	Level 3	netting	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$208	$-	$(48)	$160
Cross currency swaps	-	1	-	(21)	(20)
Total assets	$-	$209	$-	$(69)	$140
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$51	$-	$(48)	$3
Cross currency swaps	-	174	-	(21)	153
Total liabilities	$-	$225	$-	$(69)	$156

	March 31, 2014
				Counterparty
	Level 1	Level 2	Level 3	netting	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$192	$-	$(68)	$124
Cross currency swaps	-	72	-	(37)	35
Total assets	$-	$264	$-	$(105)	$159
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$106	$-	$(68)	$38
Cross currency swaps	-	106	-	(37)	69
Total liabilities	$-	$212	$-	$(105)	$107

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

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the nine months ended December 31, 2014 and 2013. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment
	(U.S. dollars in millions)
December 31, 2014
Vehicles held for disposition	$-	$-	$111	$111	$19

December 31, 2013
Vehicles held for disposition	$-	$-	$109	$109	$20

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

	December 31, 2014
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$671	$671	$-	$-	$671
Dealer loans, net	4,174	-	-	4,016	4,016
Retail loans, net	33,833	-	-	34,049	34,049
Restricted cash	259	259	-	-	259

Liabilities:
Commercial paper	$5,940	$-	$5,940	$-	$5,940
Related party debt	4,121	-	4,121	-	4,121
Bank loans	7,083	-	7,121	-	7,121
Medium term note programs	19,916	-	20,300	-	20,300
Other debt	1,761	-	1,776	-	1,776
Secured debt	7,408	-	7,412	-	7,412

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Fair value information presented in the tables above is based on information available at December 31, 2014 and March 31, 2014. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial information for the Company’s reportable segments for the three and nine months ended or at December 31, 2014 and 2013 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended December 31, 2014
Revenues:
Direct financing leases	$-	$34	$-	$34
Retail	281	41	-	322
Dealer	26	3	-	29
Operating leases	1,165	68	-	1,233
Total revenues	1,472	146	-	1,618
Depreciation on operating leases	929	57	-	986
Interest expense	117	25	-	142
Realized (gains)/losses on derivatives and foreign currency denominated debt	3	5	(8)	-
Net revenues	423	59	8	490
Gain/(Loss) on disposition of lease vehicles	(2)	2	-	-
Other income	25	1	-	26
Total net revenues	446	62	8	516
Expenses:
General and administrative expenses	87	12	-	99
Provision for credit losses	30	4	-	34
Early termination loss on operating leases	10	1	-	11
Loss on lease residual values	-	2	-	2
Loss on derivative instruments	-	-	61	61
Gain on foreign currency revaluation of debt	-	-	(71)	(71)
Income before income taxes	$319	$43	$18	$380
Nine months ended December 31, 2014
Revenues:
Direct financing leases	$-	$109	$-	$109
Retail	859	126	-	985
Dealer	77	11	-	88
Operating leases	3,409	166	-	3,575
Total revenues	4,345	412	-	4,757
Depreciation on operating leases	2,695	137	-	2,832
Interest expense	365	73	-	438
Realized (gains)/losses on derivatives and foreign currency denominated debt	(3)	17	(14)	-
Net revenues	1,288	185	14	1,487
Gain on disposition of lease vehicles	31	7	-	38
Other income	72	2	-	74
Total net revenues	1,391	194	14	1,599
Expenses:
General and administrative expenses	258	40	-	298
Provision for credit losses	76	9	-	85
Early termination loss on operating leases	27	2	-	29
Loss on lease residual values	-	4	-	4
Loss on derivative instruments	-	-	193	193
Gain on foreign currency revaluation of debt	-	-	(250)	(250)
Income before income taxes	$1,030	$139	$71	$1,240
December 31, 2014
Total finance receivables	$34,086	$6,117	$-	$40,203
Total operating lease assets	22,421	1,496	-	23,917
Total assets	58,278	7,703	-	65,981

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended December 31, 2013
Revenues:
Direct financing leases	$-	$46	$-	$46
Retail	301	45	-	346
Dealer	25	3	-	28
Operating leases	1,072	19	-	1,091
Total revenues	1,398	113	-	1,511
Depreciation on operating leases	854	15	-	869
Interest expense	129	24	-	153
Realized (gains)/losses on derivatives and foreign currency denominated debt	(3)	6	(3)	-
Net revenues	418	68	3	489
Gain on disposition of lease vehicles	9	3	-	12
Other income	28	1	-	29
Total net revenues	455	72	3	530
Expenses:
General and administrative expenses	80	13	-	93
Provision for credit losses	33	1	-	34
Early termination loss on operating leases	15	-	-	15
Loss on lease residual values	-	1	-	1
Loss on derivative instruments	-	-	22	22
Loss on foreign currency revaluation of debt	-	-	13	13
Income before income taxes	$327	$57	$(32)	$352
Nine months ended December 31, 2013
Revenues:
Direct financing leases	$-	$148	$-	$148
Retail	900	135	-	1,035
Dealer	76	11	-	87
Operating leases	3,175	26	-	3,201
Total revenues	4,151	320	-	4,471
Depreciation on operating leases	2,498	21	-	2,519
Interest expense	402	84	-	486
Realized (gains)/losses on derivatives and foreign currency denominated debt	(29)	10	19	-
Net revenues	1,280	205	(19)	1,466
Gain on disposition of lease vehicles	9	9	-	18
Other income	85	2	-	87
Total net revenues	1,374	216	(19)	1,571
Expenses:
General and administrative expenses	247	41	-	288
Provision for credit losses	91	8	-	99
Early termination loss on operating leases	28	-	-	28
Loss on lease residual values	-	3	-	3
Loss on derivative instruments	-	-	19	19
Loss on foreign currency revaluation of debt	-	-	100	100
Income before income taxes	$1,008	$164	$(138)	$1,034
December 31, 2013
Total finance receivables	$34,990	$7,018	$-	$42,008
Total operating lease assets	20,358	523	-	20,881
Total assets	56,800	7,600	-	64,400

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

References to “C$” are to the Canadian dollar. This report contains translations of certain Canadian dollar amounts into U.S. dollars at the rate specified below solely for your convenience. These translations should not be construed as representations that the Canadian dollar amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rate indicated. U.S. dollar equivalents for “C$” amounts are calculated based on the exchange rate on December 31, 2014 of 1.1621 per U.S. dollar.

References in this report to our “fiscal year 2015” and “fiscal year 2014” refer to our fiscal year ending March 31, 2015 and our fiscal year ended March 31, 2014, respectively.

Results of Operations

The following table presents our income before income taxes:

	Three months ended		Nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$342	$294	$1,100	$870
Canada segment	38	58	140	164
Total income before income taxes	$380	$352	$1,240	$1,034

Comparison of the Three Months Ended December 31, 2014 and 2013

Our consolidated income before income taxes was $380 million for the third quarter of fiscal year 2015 compared to $352 million for the same period in fiscal year 2014. This increase of $28 million, or 8%, was primarily due to a gain on revaluation of foreign currency denominated debt of $71 million during the third quarter of fiscal year 2015 compared to a loss of $13 million during the same period in fiscal year 2014, an increase in operating lease revenue, net of depreciation, of $25 million, a decrease in interest expense of $11 million and a decrease in early termination loss on operating leases of $4 million, which were partially offset by an increase in the loss on derivative instruments of $39 million, a decline in revenue from retail loans of $24 million, a decline in revenues from direct financing leases of $12 million, a decline in gain on disposition of lease vehicles of $12 million, an increase in general and administrative expenses of $6 million and a decline in other income of $3 million.

Comparison of the Nine Months Ended December 31, 2014 and 2013

Our consolidated income before income taxes was $1,240 million for the first nine months of fiscal year 2015 compared to $1,034 million for the same period in fiscal year 2014. This increase of $206 million, or 20%, was primarily due to a gain on revaluation of foreign currency denominated debt of $250 million during the first nine months of fiscal year 2015 compared to a loss of $100 million during the same period in fiscal year 2014, an increase in operating lease revenue, net of depreciation, of $61 million, a decrease in interest expense of $48 million, an increase in the gain on disposition of lease vehicles of $20 million and a decline in provision of credit losses of $14 million, which were partially offset by an increase in the loss on derivative instruments of $174 million, a decline in revenue from retail loans of $50 million, a decline in revenues from direct financing leases of $39 million, decline in other income of $13 million, and an increase in general and administrative expense of $10 million.

Segment Results—Comparison of the Three Months Ended December 31, 2014 and 2013

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended		Three months ended		Three months ended
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$-	$-	$34	$46	$34	$46
Retail	281	301	41	45	322	346
Dealer	26	25	3	3	29	28
Operating leases	1,165	1,072	68	19	1,233	1,091
Total revenues	1,472	1,398	146	113	1,618	1,511
Depreciation on operating leases	929	854	57	15	986	869
Interest expense	117	129	25	24	142	153
Net revenues	426	415	64	74	490	489
Gain/(Loss) on disposition of lease vehicles	(2)	9	2	3	-	12
Other income	25	28	1	1	26	29
Total net revenues	449	452	67	78	516	530
Expenses:
General and administrative expenses	87	80	12	13	99	93
Provision for credit losses	30	33	4	1	34	34
Early termination loss on operating leases	10	15	1	-	11	15
Loss on lease residual values	-	-	2	1	2	1
Loss on derivative instruments	51	17	10	5	61	22
(Gain)/Loss on foreign currency revaluation of debt	(71)	13	-	-	(71)	13
Income before income taxes	$342	$294	$38	$58	$380	$352

Revenues

Revenue from retail loans in the United States segment declined by $20 million, or 7%, during the third quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in revenue was primarily attributable to the decline in loan yields. Revenue from retail loans in the Canada segment declined by $4 million, or 9%, due to the decline in loan yields and the effect of foreign currency translation adjustments, which was partially offset by the increase in average outstanding retail loan balances.

Direct financing lease revenue, which is generated only in Canada, declined by $12 million, or 26%, during the third quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in revenue was primarily attributable to the decline in outstanding direct financing lease assets.

Operating lease revenue in the United States segment increased by $93 million, or 9%, during the third quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The increase in operating lease revenue was due to higher outstanding operating lease assets during the third quarter of fiscal year 2015 compared to the same period in fiscal year 2014. Operating lease revenue in the Canada segment increased by $49 million due to the increase in operating lease assets.

Revenue from dealer loans increased by $1 million, or 4%, in the United States segment and remained consistent in the Canada segment during the third quarter of fiscal year 2015 compared to the same period in fiscal year 2014.

Subsidy income from AHM and HCI sponsored incentive programs increased by $7 million, or 3%, to $266 million during the third quarter of fiscal year 2015 compared to the same period in fiscal year 2014. This increase was attributable to the cumulatively higher volumes of incentive financing in recent fiscal years.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $75 million, or 9%, during the third quarter of fiscal year 2015 compared to the same period in fiscal year 2014, primarily due to an increase in operating lease assets. Depreciation on operating leases in the Canada segment increased by $42 million due to the increase in operating lease assets.

Operating lease revenue, net of depreciation, in the United States segment increased by $18 million, or 8%, during the third quarter of fiscal year 2015 compared to the same period in fiscal year 2014. This increase was attributable to the growth in our operating lease assets, which was partially offset by lower net revenue on more recently acquired operating leases. Operating lease revenue, net of depreciation, in the Canada segment increased by $7 million due to the increase in operating lease assets.

Interest expense

In the United States segment, interest expense declined by $12 million, or 9%, during the third quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in interest expense was primarily attributable to the maturity of debt with higher interest rates. In the Canada segment, interest expense increased by $1 million, or 4%, due to an increase in average outstanding debt which was partially offset by the effect of foreign currency translation adjustments. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

In the United States segment, we recognized a loss on disposition of lease vehicles of $2 million during the third quarter of fiscal year 2015 compared to a gain of $9 million during the same period in fiscal year 2014. The loss was the result of an increase in the volume of off-lease vehicles sold through auctions and a decline in used vehicle prices during the third quarter of fiscal year 2015 as compared to the same period in fiscal year 2014. The gain on disposition of lease vehicles in the Canada decreased by $1 million during the third quarter of fiscal year 2015 compared to the same period in fiscal year 2014.

Provision for credit losses

In the United States segment, the provision for credit losses declined by $3 million, or 9%, during the third quarter of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in the provision was primarily the result of a decline in net charge-offs during the third quarter of fiscal year 2015 as compared to the same period in fiscal year 2014. In the Canada segment, the provision for credit losses increased by $3 million during the third quarter of fiscal year 2015 compared to the same period in fiscal year 2014.   See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment decreased by $5 million, or 33%, during the third quarter of fiscal year 2015 compared to the same period in fiscal year 2014. Early termination losses on operating leases in the Canada segment increased by $1 million during the third quarter of fiscal year 2015 compared to the same period in fiscal year 2014. See “—Financial Condition—Credit Risk” below for more information.

Loss on lease residual values

Losses on lease residual values in the Canada segment increased by $1 million during the third quarter of fiscal year 2015 compared to the same period in fiscal year 2014.

Gain/loss on derivative instruments

In the United States segment, we recognized a loss on derivative instruments of $51 million during the third quarter of fiscal year 2015 compared to a loss of $17 million during the same period in fiscal year 2014. The loss in the third quarter of fiscal year 2015 was comprised of losses on cross currency swaps of $68 million and losses on pay fixed interest rate swaps of $53 million, which were partially offset by gains on pay float interest rate swaps of $70 million. The loss on cross currency swaps was attributable to the U.S. dollar strengthening against the Euro and Yen. The loss on pay fixed interest rate swaps and gain on pay float interest rate swaps was primarily due to the decline in duration of the interest rate swaps. In the Canada segment, we recognized a loss on derivative instruments of $10 million during the third quarter of fiscal year 2015 compared to a loss of $5 million during the same period in fiscal year 2014. The loss during the third quarter of fiscal year 2015 was attributable to the loss on interest rate swaps due to the decline in Canadian interest rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $71 million during the third quarter of fiscal year 2015 compared to a loss of $13 million during the same period in fiscal year 2014. The gain during the third quarter of fiscal year 2015 was attributable to gains on Euro and Yen denominated debt as the U.S. dollar strengthened against both currencies. The Canada segment did not have any foreign currency denominated debt outstanding during the third quarter of fiscal year 2015 and 2014.

Income tax expense

Our consolidated effective tax rate was 45.3% for the third quarter of fiscal year 2015 and 36.9% for the same period in fiscal year 2014. The increase in the effective rate is primarily due to the decrease in the tax deduction for qualified domestic production, which is allocated between the Parent and affiliated companies. The deduction for qualified domestic production was affected by the extension of 50% bonus depreciation which was included in the Tax Increase Prevention Act of 2014 signed into law on December 19, 2014.

Segment Results—Comparison of the Nine Months Ended December 31, 2014 and 2013

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Nine months ended		Nine months ended		Nine months ended
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$-	$-	$109	$148	$109	$148
Retail	859	900	126	135	985	1,035
Dealer	77	76	11	11	88	87
Operating leases	3,409	3,175	166	26	3,575	3,201
Total revenues	4,345	4,151	412	320	4,757	4,471
Depreciation on operating leases	2,695	2,498	137	21	2,832	2,519
Interest expense	365	402	73	84	438	486
Net revenues	1,285	1,251	202	215	1,487	1,466
Gain on disposition of lease vehicles	31	9	7	9	38	18
Other income	72	85	2	2	74	87
Total net revenues	1,388	1,345	211	226	1,599	1,571
Expenses:
General and administrative expenses	258	247	40	41	298	288
Provision for credit losses	76	91	9	8	85	99
Early termination loss on operating leases	27	28	2	-	29	28
Loss on lease residual values	-	-	4	3	4	3
Loss on derivative instruments	177	12	16	7	193	19
(Gain)/Loss on foreign currency revaluation of debt	(250)	97	-	3	(250)	100
Income before income taxes	$1,100	$870	$140	$164	$1,240	$1,034

Revenues

Revenue from retail loans in the United States segment declined by $41 million, or 5%, during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in revenue was attributable to the decline in loan yields, which was partially offset by the increase in average outstanding retail loan balances. Revenue from retail loans in the Canada segment declined by $9 million, or 7%, during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014 due to the decline in loan yields and the effect of foreign currency translation adjustments, which was partially offset by the increase in average outstanding retail loan balances.

Direct financing lease revenue, which is generated only in Canada, declined by $39 million, or 26%, during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in revenue was primarily attributable to the decline in outstanding direct financing lease assets.

Operating lease revenue in the United States segment increased by $234 million, or 7%, during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014. The increase in operating lease revenue was due to higher outstanding operating lease assets during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014. Operating lease revenue in the Canada segment increased by $140 million due to the increase in operating lease assets.

Revenue from dealer loans in the United States segment increased by $1 million during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014. Revenue from dealer loans in the Canada segment remained consistent during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014.

Subsidy income from AHM and HCI sponsored incentive programs increased by $28 million, or 4%, to $801 million during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014. This increase was attributable to the cumulatively higher volumes of incentive financing in recent fiscal years.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $197 million, or 8%, during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014, primarily due to an increase in operating lease assets. Depreciation on operating leases in the Canada segment increased by $116 million due to the increase in operating lease assets.

Operating lease revenue, net of depreciation, in the United States segment increased by $37 million, or 5%, during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014. This increase was attributable to the growth in our operating lease assets, which was partially offset by lower net revenue on more recently acquired operating leases. Operating lease revenue, net of depreciation, in the Canada segment increased by $24 million due to the increase in operating lease assets.

Interest expense

In the United States segment, interest expense declined by $37 million, or 9%, during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in interest expense was primarily attributable to the maturity of debt with higher interest rates. In the Canada segment, interest expense declined by $11 million, or 13%, due to the maturity of debt with higher interest rates and the effect of foreign currency translation adjustments. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

In the United States segment, we recognized a gain on disposition of lease vehicles of $31 million during the first nine months of fiscal year 2015 compared to a gain of $9 million during the same period in fiscal year 2014. The gain we recognized during the first nine months of fiscal year 2015 was due to the strong used vehicle prices we experienced primarily during the first quarter of the fiscal year. Used vehicle prices have declined since the first quarter of fiscal year 2015 and the volume of vehicles sold through auction has increased. The gain on disposition of lease vehicles in the Canada segment declined by $2 million, or 22%, during the first nine months of fiscal year 2015 as compared to the same period in fiscal year 2014. The decline was primarily attributable to lower volumes of returned lease vehicles.

Provision for credit losses

In the United States segment, the provision for credit losses declined by $15 million, or 16%, during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014. The decline in the provision was primarily the result of reducing our allowance for credit losses. In the Canada segment, the provision for credit losses increased by $1 million, or 13%, during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment decreased by $1 million, or 4%, during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014. Early termination losses on operating leases in the Canada segment increased by $2 million during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014. See “—Financial Condition—Credit Risk” below for more information.

Loss on lease residual values

Losses on lease residual values in the Canada segment increased by $1 million, or 33%, during the first nine months of fiscal year 2015 as compared to the same period in fiscal year 2014.

Gain/loss on derivative instruments

In the United States segment, we recognized a loss on derivative instruments of $177 million during the first nine months of fiscal year 2015 compared to a loss of $12 million during the same period in fiscal year 2014. The loss in the first nine months of fiscal year 2015 was comprised of losses on cross currency swaps of $213 million and losses on pay fixed interest rate swaps of $65 million, which were partially offset by gains on pay float interest rate swaps of $101 million. The loss on cross currency swaps was attributable to the U.S. dollar strengthening against the Euro and Yen. We recognized a loss on pay fixed interest rate swaps and a gain on pay float interest rate swaps despite the increase in interest rates during the first nine months of fiscal year 2015 primarily due to the decline in duration of the interest rate swaps. In the Canada segment, we recognized a loss of $16 million during the first nine months of fiscal year 2015 compared to a loss of $7 million during the same period in fiscal year 2014. The loss during the first nine months of fiscal year 2015 was attributable to the loss on interest rate swaps due to the decline in Canadian interest rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $250 million during the first nine months of fiscal year 2015 compared to a loss of $97 million during the same period in fiscal year 2014. The gain during the first nine months of fiscal year 2015 was primarily attributable to gains on Euro and Yen denominated debt as the U.S. dollar strengthened against the Euro and Yen. In the Canada segment, there was no gain or loss on the revaluation of foreign currency denominated debt during the first nine months of fiscal year 2015 compared to a loss of $3 million the same period in fiscal year 2014. The Canada segment did not have any foreign currency denominated debt outstanding during the first nine months of fiscal year 2015.

Income tax expense

Our consolidated effective tax rate was 38.2% for the first nine months of fiscal year 2015 and 37.8% for the same period in fiscal year 2014.

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended December 31,				Nine months ended December 31,
	2014		2013		2014		2013
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	115	86	140	100	390	265	531	398
Used auto	12	-	19	-	42	2	52	-
Motorcycle	17	2	17	5	56	9	57	11
Power equipment and marine engines	-	-	-	-	1	-	1	-
Total retail loans	144	88	176	105	489	276	641	409
Leases (3)	102	94	88	78	359	339	307	257

Canada Segment
Retail loans:
New auto	12	10	14	11	42	31	48	40
Used auto	3	1	4	2	11	4	15	8
Motorcycle	1	1	-	-	5	3	3	-
Power equipment and marine engines	1	-	1	-	1	-	1	-
Total retail loans	17	12	19	13	59	38	67	48
Leases (3)	17	16	15	14	55	51	46	44

Consolidated
Retail loans:
New auto	127	96	154	111	432	296	579	438
Used auto	15	1	23	2	53	6	67	8
Motorcycle	18	3	17	5	61	12	60	11
Power equipment and marine engines	1	-	1	-	2	-	2	-
Total retail loans	161	100	195	118	548	314	708	457
Leases (3)	119	110	103	92	414	390	353	301

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

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Three months ended		Nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
United States Segment
New auto	57%	62%	62%	71%
Motorcycle	37%	41%	38%	42%

Canada Segment
New auto	66%	66%	68%	69%
Motorcycle	28%	20%	27%	19%

Consolidated
New auto	58%	63%	62%	70%
Motorcycle	36%	40%	37%	39%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	December 31,	March 31,	December 31,	March 31,
	2014	2014	2014	2014
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$26,539	$27,018	1,818	1,799
Used auto	2,896	3,233	242	264
Motorcycle	906	886	189	187
Power equipment and marine engines	58	64	5	5
Total retail loans	$30,399	$31,201	2,254	2,255
Securitized retail loans (2)	$7,325	$7,999	677	699
Investment in operating leases	$22,421	$20,537	1,073	973

Canada Segment
Retail loans:
New auto	$2,805	$2,698	190	184
Used auto	553	645	61	67
Motorcycle	72	60	13	11
Power equipment and marine engines	4	3	2	1
Total retail loans	$3,434	$3,406	266	263
Securitized retail loans (2)	$89	$178	16	24
Direct financing leases	$2,196	$2,722	126	144
Investment in operating leases	$1,496	$693	61	25

Consolidated
Retail loans:
New auto	$29,344	$29,716	2,008	1,983
Used auto	3,449	3,878	303	331
Motorcycle	978	946	202	198
Power equipment and marine engines	62	67	7	6
Total retail loans	$33,833	$34,607	2,520	2,518
Securitized retail loans (2)	$7,414	$8,177	693	723
Direct financing leases	$2,196	$2,722	126	144
Investment in operating leases	$23,917	$21,230	1,134	998

(1)	A unit represents one retail loan or lease, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, total retail loan acquisition volumes declined during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014 primarily due to the decline in new auto retail loan acquisitions. The decline in new auto retail loan acquisitions was attributable to the reduction in incentive financing programs offered during the first nine months of fiscal year 2015 as compared to the same period in fiscal year 2014 which negatively affected our financing penetration rates. Outstanding motorcycle retail loans increased slightly while outstanding used auto retail loans continued to decline. Operating lease acquisitions in the United States segment increased during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014 due to the increase in incentive financing programs for operating leases.

In the Canada segment, retail loan acquisition volumes declined while lease acquisition volumes increased during the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014. The shift toward lease acquisitions was primarily the result of increased lease incentive financing volume. Beginning in the second quarter of fiscal year 2014, a portion of newly acquired consumer lease contracts did not qualify for direct financing lease classification and were required to be classified as operating leases. Beginning in the third quarter of fiscal year 2015, all newly acquired leases were classified as operating leases. As a result, outstanding direct financing lease assets continued to decline and operating lease assets continues to increase during fiscal year 2015.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total authorized Honda and Acura dealerships in the United States and/or Canada, as applicable:

	December 31,	March 31,
	2014	2014
United States Segment
Automobile	29%	29%
Motorcycle	97%	97%
Power equipment and marine engines	23%	24%

Canada Segment
Automobile	34%	34%
Motorcycle	98%	99%
Power equipment and marine engines	96%	93%

Consolidated
Automobile	30%	30%
Motorcycle	97%	97%
Power equipment and marine engines	26%	26%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM product sales in the United States and/or HCI product sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended		Nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
United States Segment
Automobile	29%	30%	29%	30%
Motorcycle	97%	96%	97%	96%
Power equipment and marine engines	9%	9%	9%	8%

Canada Segment
Automobile	32%	29%	32%	32%
Motorcycle	88%	95%	93%	96%
Power equipment and marine engines	93%	96%	95%	96%

Consolidated
Automobile	29%	30%	29%	30%
Motorcycle	96%	96%	96%	96%
Power equipment and marine engines	13%	12%	11%	11%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	December 31,	March 31,	December 31,	March 31,
	2014	2014	2014	2014
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,324	$2,491	91	100
Motorcycle	579	701	88	107
Power equipment and marine engines	56	66	49	66
Total wholesale flooring loans	$2,959	$3,258	228	273
Commercial loans	$729	$572

Canada Segment
Wholesale flooring loans:
Automobile	$341	$395	13	15
Motorcycle	68	82	10	11
Power equipment and marine engines	24	32	16	27
Total wholesale flooring loans	$433	$509	39	53
Commercial loans	$53	$32

Consolidated
Wholesale flooring loans:
Automobile	$2,665	$2,886	104	115
Motorcycle	647	783	98	118
Power equipment and marine engines	80	98	65	93
Total wholesale flooring loans	$3,392	$3,767	267	326
Commercial loans	$782	$604

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

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

The following table provides information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the		As of or for the
	three months ended		nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$83	$86	$89	$80
Provision for credit losses	25	28	62	78
Charge-offs, net of recoveries	(29)	(32)	(72)	(76)
Allowance for credit losses at end of period	$79	$82	$79	$82
Allowance as a percentage of ending receivable balance (1)			0.23%	0.23%
Charge-offs as a percentage of average receivable balance (1), (4)	0.34%	0.37%	0.28%	0.30%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$63	$71
As a percentage of ending receivable balance (1), (2)			0.18%	0.20%
Operating leases:
Early termination loss on operating leases	$10	$15	$27	$28
Provision for past due operating lease rental payments (3)	5	5	14	13

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$11	$14	$11	$13
Provision for credit losses	4	1	9	8
Charge-offs, net of recoveries	(4)	(3)	(9)	(9)
Effect of translation adjustment	(1)	-	(1)	-
Allowance for credit losses at end of period	$10	$12	$10	$12
Allowance as a percentage of ending receivable balance (1)			0.16%	0.17%
Charge-offs as a percentage of average receivable balance (1), (4)	0.19%	0.14%	0.18%	0.16%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$8	$7
As a percentage of ending receivable balance (1), (2)			0.13%	0.10%
Operating leases:
Early termination loss on operating leases	$1	$-	$2	$-
Provision for past due operating lease rental payments (3)	-	-	-	-

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$94	$100	$100	$93
Provision for credit losses	29	29	71	86
Charge-offs, net of recoveries	(33)	(35)	(81)	(85)
Effect of translation adjustment	(1)	-	(1)	-
Allowance for credit losses at end of period	$89	$94	$89	$94
Allowance as a percentage of ending receivable balance (1)			0.22%	0.22%
Charge-offs as a percentage of average receivable balance (1), (4)	0.32%	0.33%	0.26%	0.27%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$71	$78
As a percentage of ending receivable balance (1), (2)			0.17%	0.18%
Operating leases:
Early termination loss on operating leases	$11	$15	$29	$28
Provision for past due operating lease rental payments (3)	5	5	14	13

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

(3)	Provisions for past due operating lease rental payments are also included in total provision for credit losses in our consolidated statements of income.
(4)	Percentages for the three and nine months ended December 31, 2014 and 2013 have been annualized.

In the United States segment, we recognized a provision for credit losses on our finance receivables of $25 million and $62 million for the third quarter and first nine months of fiscal year 2015, respectively, compared to $28 million and $78 million for the respective periods in fiscal year 2014. The decline in the provision was the result of a decline in net charge-offs and reduction of our allowance for credit losses during the first nine months of fiscal year 2015 as compared to an increase of our allowance for credit losses during the same period in fiscal year 2014. We reduced our allowance for credit losses due in part to the decline in retail loan acquisition volumes and outstanding loan balances during the first nine months of fiscal year 2015. During the same period in fiscal year 2014, we increased our allowance for credit losses primarily as a result of the significantly higher retail loan acquisitions. Net charge-offs and delinquencies remained near historically low levels during the first nine months of fiscal year 2015. We recognized early termination losses on operating lease assets of $10 million and $27 million during the third quarter and first nine months of fiscal year 2015, respectively, compared to $15 million and $28 million for the respective periods in fiscal year 2014. Despite the growth in operating lease assets, losses from lessee defaults continued to remain low during the first nine months of fiscal year 2015 reflecting the credit quality of our portfolio of operating lease assets. In the Canada segment, the provision for credit losses on finance receivables increased by $3 million and $1 million during the third quarter and first nine months of fiscal year 2015, respectively, as compared to the respective periods in fiscal year 2014.

Lease Residual Value Risk

Contractual residual values of lease vehicles are determined at lease inception based on expectations of future used vehicle values, taking into consideration external industry data and our own historical experience. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle at the contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer at the contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance) or at a market based pricing option. Returned lease vehicles that are not purchased by the grounding dealers are sold through online and physical auctions. We are exposed to risk of loss on the disposition of returned lease vehicles when the proceeds from the sale of the vehicles are less than the contractual residual values at the end of the lease term.

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

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. There were no events or circumstances that indicated that the carrying values of our operating leases would not be recoverable during the first nine months of fiscal year 2015 and 2014.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended		Nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	50	52	186	181
Sales through auctions and dealer direct programs (3)	25	21	62	72
Total termination units	75	73	248	253

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	10	9	32	32
Sales through auctions and dealer direct programs (3)	1	2	4	6
Total termination units	11	11	36	38

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	60	61	218	213
Sales through auctions and dealer direct programs (3)	26	23	66	78
Total termination units	86	84	284	291

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)

Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions. We previously included all vehicles sold through our dealer direct programs in this category including vehicles that the grounding dealer exercised their option to purchase at contractual residual values. As of December 31, 2014, we have included these units in the “Sales at outstanding contractual balances” category and have reclassified comparative periods to reflect this change.

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

Summary of Outstanding Debt

The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average
			contractual interest rate
	December 31,	March 31,	December 31,	March 31,
	2014	2014	2014	2014
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,735	$2,927	0.17%	0.15%
Related party debt	2,400	3,225	0.15%	0.14%
Bank loans	5,989	5,389	0.70%	0.71%
Private U.S. MTN program	8,957	12,901	2.40%	1.85%
Public U.S. MTN program	8,941	3,736	1.07%	1.08%
Euro MTN programme	2,018	3,788	1.31%	2.52%
Total unsecured debt	33,040	31,966
Secured debt	7,333	8,062	0.69%	0.65%
Total debt	$40,373	$40,028

Canada Segment
Unsecured debt:
Commercial paper	$1,205	$1,260	1.19%	1.15%
Related party debt	1,721	1,538	1.27%	1.27%
Bank loans	1,094	1,150	1.82%	1.80%
Other debt	1,761	1,490	2.03%	2.12%
Total unsecured debt	5,781	5,438
Secured debt	75	168	1.58%	1.52%
Total debt	$5,856	$5,606

Consolidated
Unsecured debt:
Commercial paper	$5,940	$4,187	0.38%	0.45%
Related party debt	4,121	4,763	0.62%	0.51%
Bank loans	7,083	6,539	0.88%	0.90%
Private U.S. MTN program	8,957	12,901	2.40%	1.85%
Public U.S. MTN program	8,941	3,736	1.07%	1.08%
Euro MTN programme	2,018	3,788	1.31%	2.52%
Other debt	1,761	1,490	2.03%	2.12%
Total unsecured debt	38,821	37,404
Secured debt	7,408	8,230	0.70%	0.67%
Total debt	$46,229	$45,634

Commercial Paper

As of December 31, 2014, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.7 billion). The commercial paper programs are supported by committed lines of credit totaling approximately $8.4 billion. See “—Credit Agreements” below. Interest rates on the commercial paper are fixed at the time of issuance. During the nine months ended December 31, 2014, consolidated commercial paper month-end outstanding principal balances ranged from approximately $5.0 billion to $6.7 billion and the outstanding daily balance averaged $5.8 billion.

Related Party Debt

AHFC routinely issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. HCFI routinely issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 150 days. During the nine months ended December 31, 2014, the consolidated related party debt month-end principal balances ranged from approximately $4.7 billion to $5.1 billion and the outstanding daily balance averaged $4.9 billion.

Bank Loans

During the nine months ended December 31, 2014, AHFC entered into floating interest rate term loan agreements for $800 million and HCFI did not enter into any bank loan agreements. As of December 31, 2014, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from approximately $43 million to $600 million. As of December 31, 2014, the remaining maturities of all bank loans outstanding ranged from 86 days to approximately 5.1 years. The weighted average remaining maturities on all bank loans was 2.3 years as of December 31, 2014.

Our bank loans contain customary restrictive covenants, including limitations on liens, limitations on mergers and consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of December 31, 2014, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

Medium Term Note (MTN) Programs

Private U.S. MTN Program

AHFC no longer issues U.S. MTNs under the Rule 144A Private U.S. MTN Program. As of December 31, 2014, the remaining maturities of Private U.S. MTNs outstanding ranged from 58 days to approximately 6.7 years. The weighted average remaining maturities of Private U.S. MTNs was 2.1 years as of December 31, 2014. Interest rates on the Private U.S. MTNs are fixed or floating. Private U.S. MTNs are issued pursuant to the terms of an issuing and paying agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of December 31, 2014, management believes that AHFC was in compliance with all covenants contained in the Private U.S. MTNs.

Public U.S. MTN Program

AHFC is a “well-known seasoned issuer” under SEC rules and issues Public U.S. MTNs pursuant to a registration statement on Form S-3 filed with the SEC. The Public U.S. MTN program is authorized for issuance of MTNs up to a maximum aggregate principal amount of $16 billion. The aggregate principal amount of MTNs offered under this program may be increased from time to time. The Public U.S. MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the nine months ended December 31, 2014, AHFC issued $6.2 billion aggregate principal amount of Public U.S. MTNs, with original maturities ranging from 1 to 5 years, bearing interest at fixed and floating rates. As of December 31, 2014, the remaining maturities of all Public U.S. MTNs outstanding ranged from 155 days to approximately 4.6 years. The weighted average remaining maturities of all Public U.S. MTNs was 2.3 years as of December 31, 2014.

The Public U.S. MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of December 31, 2014, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturity. Since August 8, 2013, AHFC has been the sole issuer under this program. During the nine months ended December 31, 2014, AHFC did not issue any Euro MTNs. As of December 31, 2014, the remaining maturities of all Euro MTNs outstanding ranged from 29 days to approximately 8.1 years. The weighted average remaining maturities of all Euro MTNs was 3 years as of December 31, 2014.

Interest rates on the Euro MTNs are fixed or floating. Euro MTNs are issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2014, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

Details of our outstanding Euro MTNs by currency is as follows:

	December 31, 2014		March 31, 2014
	(U.S. dollars in millions)
U.S. dollar	$793	39%	$942	25%
Japanese yen	321	16%	373	10%
Euro	904	45%	2,473	65%
Total	$2,018	100%	$3,788	100%

Other Debt

HCFI issues privately placed Canadian dollar denominated notes. During the nine months ended December 31, 2014, HCFI issued C$400 million ($344 million) of these notes with an original maturity of 2.5 years. As of December 31, 2014, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 54 days to approximately 3.9 years. The weighted average remaining maturities of these notes was 2.3 years as of December 31, 2014.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2014, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

Our securitizations are structured to provide credit enhancements to investors in the notes issued by the trusts. Credit enhancements can include the following:

●	Subordinated certificates—which are securities issued by the trusts that are retained by us and are subordinated in priority of payment to the notes.
●	Overcollateralization—which occurs when the principal balance of securitized assets exceed the balance of securities issued by the trust.
●	Excess interest—which allows excess interest collections to be used to cover losses on defaulted loans.
●	Reserve funds—which are restricted cash accounts held by the trusts to cover shortfalls in payments of interest and principal required to be paid on the notes.
●	Yield supplement accounts—which are restricted cash accounts held by the trusts to supplement interest payments on notes.

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

During the nine months ended December 31, 2014, we issued notes through asset-backed securitizations totaling $3.0 billion, which were secured by consumer finance receivables with an initial principal balance of $3.1 billion.

Asset-Backed Conduits

In September 2010, we entered into a receivables loan agreement with a bank-sponsored asset-backed commercial paper conduit to allow us access to additional secured funding. Under this agreement, we would transfer finance receivables to funding agents as collateral for debt issued by the funding agents who are contractually committed, at our option, to make advances to us of up to $500 million. This agreement was amended in September 2014 and terminates in September 2015. As of December 31, 2014, we had no amounts outstanding under this agreement. Our ability to obtain funding under this agreement is subject to us having a sufficient amount of assets eligible and any unused portion of this commitment may be terminated if the performance of the underlying assets deteriorates beyond specified levels.

Credit Agreements

We maintain committed lines of credit with various financial institutions. These credit agreements are primarily in place to support our commercial paper programs. If these lines were used, it would be in the form of short-term notes.

In March 2014, AHFC entered into a $3.5 billion 364 day credit agreement which terminates on March 6, 2015 and a $3.5 billion five year credit agreement which terminates on March 7, 2019. At December 31, 2014, no amounts were outstanding or repaid under the AHFC credit agreements. AHFC intends to renew or replace the credit agreements prior to or on their respective termination dates.

In March 2014, HCFI entered into a C$1.3 billion ($1.2 billion) credit agreement.  As amended in June 2014, the credit agreement was increased to C$1.6 billion ($1.4 billion) which provides that HCFI may borrow up to C$800 million ($714 million) on a one year and five-year revolving basis. The one year tranche of the credit agreement terminates on March 24, 2015 and the five year tranche of the credit agreement terminates on March 24, 2019. At December 31, 2014, no amounts were outstanding or repaid under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the termination date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require us to maintain a positive consolidated tangible net worth. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of December 31, 2014, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

Keep Well Agreements

HMC has entered into separate keep well agreements with AHFC and HCFI. Pursuant to the Keep Well Agreements, HMC has agreed to, among other things:

●

own and hold, at all times, directly or indirectly, at least 80% of each of AHFC’s and HCFI’s issued and outstanding shares of voting stock and not pledge, directly or indirectly, encumber, or otherwise dispose of any such shares or permit any of HMC’s subsidiaries to do so, except to HMC or wholly owned subsidiaries of HMC;

●

cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

●

ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective keep well agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of December 31, 2014 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of $4 million during both the three months ended December 31, 2014 and 2013, and $13 million and $12 million during the nine months ended December 31, 2014 and 2013, respectively, pursuant to these support compensation agreements.

Indebtedness of Consolidated Subsidiaries

As of December 31, 2014, AHFC and its consolidated subsidiaries had approximately $54.9 billion of outstanding indebtedness and other liabilities, including current liabilities, of which approximately $14.0 billion consisted of indebtedness and liabilities of our consolidated subsidiaries, and none of AHFC’s consolidated subsidiaries had outstanding any preferred equity.

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

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending December 31,
	Total	2015	2016	2017	2018	2019	Thereafter
	(U.S. dollars in millions)
Debt obligations (1)	$46,300	$23,329	$9,473	$6,212	$3,339	$2,707	$1,240
Interest payments on debt (2)	1,292	438	325	227	154	87	61
Operating lease obligations	51	7	7	7	6	5	19
Total	$47,643	$23,774	$9,805	$6,446	$3,499	$2,799	$1,320

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of December 31, 2014.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of December 31, 2014.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve month period ended December 31, 2014, our provision for credit losses would have increased by approximately $20 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve month period ended December 31, 2014, we would have recognized an additional $9 million in early termination losses in our consolidated statement of income during the period.

Determination of Lease Residual Values

Contractual residual values of lease vehicles are determined at lease inception based on expectations of future used vehicle values, taking into consideration external industry data and our own historical experience. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle at the contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer at the contractual residual value (or if purchased prior to lease maturity, at the outstanding contractual balance) or at a market based pricing option. Returned lease vehicles that are not purchased by the grounding dealer are sold through online and physical auctions. We are exposed to risk of loss on the disposition of returned lease vehicles when the proceeds from the sale of the vehicles are less than the contractual residual values at the end of lease term. We assess our estimates for end of term market values of the leased vehicles, at minimum, on a quarterly basis. The primary factors affecting the estimates are the percentage of leased vehicles that we expect to be returned by the lessee at the end of lease term and the expected loss severity. Factors considered in this evaluation include, among other factors, economic conditions, historical trends and market information on new and used vehicles.

For operating leases, adjustments to estimated residual values are made on a straight-line basis over the remaining term of the lease and are included as depreciation expense. For direct financing leases, downward adjustments for declines in estimated residual values deemed to be other-than-temporary are recognized as a loss on lease residual values in the period in which the estimate changed.

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of December 31, 2014 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $50 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $7 million in depreciation expense, which would be recognized over the remaining lease terms. Similarly, if the future estimated auction values were to decrease by $100 per unit and future return rates were to increase by one percentage point from our current estimates for all direct financing leases as of December 31, 2014, we would have recognized an increase of approximately $1 million and less than $1 million in losses on lease residual values, respectively. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of December 31, 2014. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2014, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For more information on our legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2014, which was filed with the SEC on June 20, 2014, and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, which was filed with the SEC on November 13, 2014, except with respect to the risk factor titled: “New or revised financial or consumer regulations may adversely impact our business, results of operations, cash flows and financial condition”, which we hereby update with the following information:

As previously disclosed, the CFPB, together with the U.S. Department of Justice (the Agencies), have contacted us regarding their review of pricing practices by dealers originating retail installment sale contracts for automobiles. We have voluntarily provided the information requested and cooperated fully with the investigation. As also previously disclosed, we have received a notice that the Agencies have authorized enforcement actions against us, alleging discrimination in automobile loan pricing to certain borrowers by dealers and alleging the loan pricing disparities were caused by our business practices related to dealer discretion, and that the Agencies may seek monetary relief and implementation of changes to our pricing practices and policies, which may affect our business. We have also been informed that the Agencies may defer pursuit of litigation if we work with them to seek a voluntary resolution to these allegations. We will continue to cooperate with the Agencies to find a mutually agreeable resolution and we are working towards finding an industry wide resolution to these allegations. However, at this time, we cannot predict the outcome of this matter. In addition, we also received a subpoena from a state agency requesting information relating to their fair lending laws. We are cooperating with this request for information. We cannot predict the outcome of this inquiry.

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

Dated: February 12, 2015

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
4.4

Trust Indenture between Honda Canada Finance Inc., as issuer, and BNY Trust Company of Canada (as successor to CIBC Mellon Trust Company), as trustee, dated as of September 26, 2005(2), as supplemented by supplemental indentures from time to time, and the Form of Debenture(3).

4.5(4)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.6(5)	Form of Fixed Rate Medium-Term Note, Series A and Form of Floating Rate Medium-Term Note, Series A.
10.1(6)	Amendment, dated as of June 30, 2014, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
12.1(3)	Statement regarding computation of ratio of earnings to fixed charges
31.1(3)	Certification of Principal Executive Officer
31.2(3)	Certification of Principal Financial Officer
32.1(7)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(7)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(3)	XBRL Instance Document
101.SCH(3)	XBRL Taxonomy Extension Schema Document
101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(3)	Filed herewith.
(4)	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
(5)	Incorporated herein by reference to Exhibit numbers 4.1 and 4.2 filed with our current report on Form 8-K, dated September 25, 2013.
(6)	Incorporated herein by reference to the same numbered Exhibit filed with our current report on Form 8-K, dated June 30, 2014.
(7)	Furnished herewith.