Form 10-K
period 2015-03-31
AMERICAN HONDA FINANCE CORP
filed 2015-06-26
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 31, 2015, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

Documents incorporated by reference: None

REDUCED DISCLOSURE FORMAT

American Honda Finance Corporation, a wholly owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended March 31, 2015

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “scheduled,” or “anticipates” or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. In addition, all information included herein with respect to projected or future results of operations, cash flows, financial condition, financial performance, or other financial or statistical matters constitute forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and that may be incapable of being realized. The following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements:

●	declines in the financial condition or performance of Honda Motor Co., Ltd. and/or the sales of Honda or Acura products;
●	changes in general business and economic conditions;
●	fluctuations in interest rates and currency exchange rates;
●	the failure of our customers, dealers or counterparties in the financial industry to meet the terms of any contracts with us, or otherwise fail to perform as agreed;
●	our inability to recover the estimated residual value of vehicles at the end of their lease terms;
●	changes or disruption in our funding sources or access to the capital markets;
●	changes in our, or Honda Motor Co., Ltd.’s, credit ratings;
●	increases in competition from other financial institutions seeking to increase their share of financing of Honda and Acura products;
●	changes in laws and regulations and related costs;
●	changes in accounting standards;
●	a failure or interruption in our operations; and
●	the other risks and uncertainties set forth in “Part I, Item 1A. Risk Factors”.

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

AHM and HCI sponsor incentive financing programs in the United States and Canada, respectively. These programs offer promotional rates on loans and leases to purchasers, lessees, and authorized dealers of Honda and Acura products. AHM or HCI, as applicable, pays us a subsidy that enables us to realize a market yield on any financing contract we indirectly or directly finance under these programs.

We acquire and offer, as applicable, substantially similar products and services throughout many different regions, provinces, and territories, subject to local legal restrictions and market conditions. We divide our business segments between our business in the United States and in Canada. For additional financial information regarding our operations by business segments, see Note 15—Segment Information of Notes to Consolidated Financial Statements and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.” In the United States and Canada, we provide our financing products under the brand names Honda Financial Services and Acura Financial Services.

References to “C$” are to the Canadian dollar. This report contains translations of certain Canadian dollar amounts into U.S. dollars at the rate specified below solely for your convenience. These translations should not be construed as representations that the Canadian dollar amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rate indicated. U.S. dollar equivalents for “C$” amounts are calculated based on an exchange rate of 1.2686 per U.S. dollar as of March 31, 2015.

Public Filings

Our filings with the Securities and Exchange Commission (SEC) may be found by accessing the SEC website at www.sec.gov under “Company Filings”. The SEC website contains reports, registration statements, and other information regarding issuers that file electronically with the SEC. The public may obtain additional information by calling the “SEC Toll-Free Investor Information Service” line at 1-800-SEC-0330 (1-800-732-0330). A direct link to the SEC website and certain of our filings is contained on our website located at www.hondafinancialservices.com under “Investor Relations, SEC Filings”. Additionally, we have made available on our website, without charge, electronic copies of our periodic and current reports that have been filed with the SEC.

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

At the end of the lease term, customers of leased vehicles have an option to return the vehicle or to purchase the vehicle for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). We estimate the contractual residual values of the leased vehicle at inception of the lease based on a number of factors including external industry data and our own historical experience, which factors include, without limitation, expected economic conditions, historical trends and market information on new and used vehicles. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. See “—Servicing of Consumer Financing—Remarketing Center” below.

We require the lessee to obtain insurance with adequate public liability and physical damage coverage for the entire lease term.

Underwriting and Pricing of Consumer Financing

Dealers submit customer credit applications electronically through our online system. In addition, customers are able to submit their own credit applications for pre-approval directly through our website. If our requirements are met, an application received from a dealer is approved automatically. Our system is programmed to review application information for purchase policy and legal compliance. Applications that are not automatically approved are routed to credit buyers located in our regional offices, who will evaluate and make purchase decisions within the framework of our purchase policy and legal requirements.

We utilize our proprietary credit scoring system to evaluate the credit risk of applicants. Factors used by our credit scoring system to develop a customer’s credit grade include the term of the contract, the loan or lease-to-value ratio, the customer’s debt ratios, and credit bureau attributes, number of trade lines, utilization ratio, and number of credit inquiries. A customer’s credit grade is determined only at the time of origination and is not reassessed during the life of the contract. We utilize different scorecards depending on the type of product we finance and we regularly review and analyze our consumer financing portfolio to evaluate the effectiveness of our underwriting guidelines, purchasing criteria and scorecard predictability of our customers.

In the United States, AHFC utilizes a tiered pricing structure based on customer Fair Isaac Corporation (FICO) scores. In Canada, HCFI has a single tiered pricing structure.

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

●

National Processing Center. The National Processing Center is responsible for processing customer payments that cannot be processed through our automated servicing system, providing service to our Regional Offices and other services.

●

Lease Maturity Center. Lease accounts are transferred from our regional offices to the Lease Maturity Center six months prior to the end of the lease term. The Lease Maturity Center assumes responsibility for servicing the lease from this time, including providing the leaseholder with end of term options, responding to customer service issues and coordinating end of term vehicle inspections. Once a vehicle is returned to us, the Lease Maturity Center transfers the account to the Remarketing Center to arrange for the disposition of the vehicle.

●

Remarketing Center. The Remarketing Center oversees the disposition of vehicles returned at the end of leases and after repossession. In order to minimize losses at lease maturity, we have developed remarketing strategies to maximize proceeds and minimize disposition costs on vehicles sold at lease termination. We use various channels to sell vehicles returned at lease end, including a dealer direct program referred to as the Vehicle Inter-Dealer Purchase System (VIPS) and physical auctions. The goal of our VIPS program is to increase vehicle dealer purchases of off-lease vehicles thereby reducing our disposition costs of such vehicles. Through VIPS, the dealer accepting return of the leased vehicle (also referred to as the grounding dealer) initially has the exclusive right to purchase the vehicle at the contractual residual value or a market based price. If the grounding dealer does not purchase the vehicle, it then becomes available to Honda and Acura vehicle dealers through the VIPS online auction. If the vehicle is not sold to a Honda or Acura dealer, the auction is opened to any dealer. Off-lease vehicles that are not purchased through a VIPS online auction and all repossessed vehicles are sold at physical auction sites throughout the United States. When deemed necessary, we recondition used vehicles prior to sale in order to enhance the vehicle values at auction. Additionally, vehicles to be sold at public auctions may be relocated in accordance with our goal to minimize oversupply at any given location.

●

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

●

National Bankruptcy Center. Accounts subject to bankruptcy proceedings are assigned to the National Bankruptcy Center for tracking, monitoring and handling through the life of the loan or until the related customer is discharged from bankruptcy. If the customer is discharged or dismissed from bankruptcy, the account will return to the original regional office for servicing.

In Canada, we have two regional offices that are responsible for acquisition, servicing, collection, and customer service activities related to our retail loans and leases. These offices are located in Quebec and Ontario. Similar to our United States operations, in addition to our servicing regions, we have centralized certain operational functions for our Canadian retail loans and leases. These centralized functions are located in Ontario and include our Lease Maturity Centre, Recovery Centre, Collections Centre, Customer Service Centre, and Auctions/Remarketing Centre. The services provided by these centralized functions are comparable to the services provided by our National Service Center in the United States.

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

Incentive Financing Programs for Retail Loans and Leases

AHM and HCI sponsor incentive financing programs in the United States and Canada, respectively. These programs offer promotional rates on retail loans and leases to purchasers and lessees of Honda and Acura products. AHM or HCI, as applicable, pays us a subsidy that enables us to realize a market yield on any financing contract we indirectly finance under these programs. Market yield is based on, among other things, the credit quality of the customer and the length of the contract. Subsidy payments received on retail loans and leases are deferred and recognized as revenue over the term of the related contracts. The volume of incentive financing programs sponsored by AHM and HCI and the allocation of those programs between retail loans and leases may vary from fiscal period to fiscal period depending upon the respective marketing strategies of AHM and HCI. AHM and HCI’s marketing strategies are based in part on their business planning, in which we do not participate. Therefore we cannot predict the level of incentive financing programs AHM and HCI may sponsor in the future. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Other Consumer Products

Vehicle Service Contracts

AHFC administers vehicle service contracts issued by AHM and American Honda Protection Products Corporation (AHPPC), a wholly owned subsidiary of AHM. HCFI performs marketing services for vehicle service contracts issued by HCI.

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

Honda Aviation

Honda Aviation Finance Company LLC, a wholly owned subsidiary of AHFC, was established to provide financing and account servicing for customers of Honda Aircraft Company LLC, a subsidiary of AHM, in the United States. Customers submit a credit application and if our underwriting policies and legal requirements are met, the retail loan is approved.

Dealer Financing

Wholesale Flooring Loans

We provide wholesale flooring loans to dealers of Honda and Acura automobiles and Honda motorcycles, power equipment, and marine engines through our Dealer Financial Services (DFS) business unit. In the United States, wholesale flooring loans are also provided on a limited basis to non-Honda and non-Acura automobile dealerships whose ownership is directly affiliated with a Honda and/or Acura dealership or to multi-brand dealer organizations.

Wholesale flooring financing is available primarily through revolving lines of credit and may only be used by dealers to finance the purchase of inventory. AHFC will finance new automobiles and motorcycles up to 100% of the dealer invoice price and used automobiles and motorcycles up to 80% of the applicable market value determined in accordance with industry pricing guides in the United States. HCFI will finance new automobiles and motorcycles up to 100% of the dealer invoice price and used automobiles and motorcycles up to the current market value determined in accordance with industry pricing guides in Canada. Dealers pay a variable interest rate on wholesale flooring loans. Wholesale flooring loans must be prepaid at specified intervals and increments and generally must be paid in full upon the sale of the product, although a grace period of three to seven days for payment may be provided to dealers. AHM and HCI sponsor incentive financing programs in the United States and Canada, respectively, to Honda and Acura authorized dealers approved for wholesale flooring loans.

In establishing a wholesale flooring loan, we conduct a comprehensive review of the dealership, including a review of its business operations and management, any credit reports, financial statements, tax returns, bank references, and/or other available historical credit information and a review of the personal financial statements of the dealership’s individual owner(s). This data is organized into an electronic scorecard which supports our determination of whether we will provide a wholesale flooring loan and, if so, the amount of the loan and the interest rate. Once a wholesale flooring loan has been approved, we maintain an ongoing review process of the dealerships we finance, which we believe is consistent with industry practice. Dealers of Honda and Acura automobiles are required to submit financial statements on a monthly basis and dealers of Honda motorcycles, power equipment, and marine engines are required to submit financial statements annually. We typically use a third party to perform random periodic on-site physical inspections of financed dealership inventory at a frequency determined by the dealership’s scorecard, which is updated through the term of the loan, and financial performance. Monitoring activities are performed more frequently for dealerships with higher levels of credit risk.

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

A wholesale flooring loan is considered delinquent when any payment is contractually past due. Depending on a dealer’s level of credit risk, a dealer may be given a grace period of three to seven days to make payments. Collection efforts are initiated through the use of our staff. We file replevin actions, send past due notices, enter into forbearance agreements, and renegotiate contracts with delinquent dealers. If we determine a dealer cannot meet the obligations under its wholesale flooring loan agreement, legal action may commence. Subject to recording, filing and notice requirements of state, provincial or other laws we are generally permitted by the applicable laws to repossess the underlying collateral that have not been sold to a buyer in the ordinary course of business.

In the United States, wholesale flooring loans are approved through our headquarters in Torrance, California, and serviced through our regional offices in California, Texas, Massachusetts, Illinois, North Carolina, Delaware, and Georgia. Wholesale flooring loans for Honda and Acura dealerships in Canada are approved and serviced at HCFI’s headquarters in Ontario.

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

In establishing a commercial loan, we conduct a comprehensive review of the dealership, including a review of its business operations and management, appraisals of dealership property, credit reports, financial statements, tax returns, bank references, and/or other available historical credit information and a review of the personal financial statements of the dealership’s individual owner(s). Once the loan has been approved, we maintain an ongoing review process of the dealership we finance, which we believe is consistent with industry practices.

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

National and regional commercial banks, credit unions, savings and loan associations, finance companies, and other captive finance companies provide consumer financing for new and used Honda and Acura automobiles and parts and accessories and Honda motorcycles, power equipment, and marine engines. Commercial banks, finance companies, and captive finance companies of other manufacturers also provide inventory financing for Honda and Acura dealers. Our primary competition in the wholesale motorcycle, power equipment, and marine engine financing business tends to be local banks and specialty finance firms that are familiar with the particular characteristics of these businesses.

The automobile finance industry in Canada is becoming increasingly more competitive. In particular, Canadian commercial banks have become stronger competitors in the automobile consumer financing business.

Relationships with HMC and Other Affiliates

The following is a description of certain relationships with HMC and other affiliates.

HMC and AHFC Keep Well Agreement

HMC and AHFC are parties to a keep well agreement (the HMC-AHFC Agreement), which became effective on September 9, 2005.

Under the terms of the HMC-AHFC Agreement, HMC has agreed to:

●

own and hold, at all times, directly or indirectly, at least 80% of AHFC’s issued and outstanding shares of voting stock and not pledge, directly or indirectly, encumber, or otherwise dispose of any such shares or permit any of HMC’s subsidiaries to do so, except to HMC or wholly owned subsidiaries of HMC;

●

cause AHFC to, on the last day of each of AHFC’s fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” for purposes of this discussion of the HMC-AHFC Agreement understood to mean (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with U.S. generally accepted accounting principles (GAAP)); and

●

ensure that, at all times, AHFC has sufficient liquidity and funds to meet its payment obligations under any Debt (with “Debt” for purposes of this discussion of the HMC-AHFC Agreement defined as AHFC’s debt for borrowed money that HMC has confirmed in writing is covered by the HMC-AHFC Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC, or HMC will procure for AHFC, sufficient funds to enable AHFC to pay its Debt in accordance with its terms.

The HMC-AHFC Agreement is not a guarantee by HMC of any Debt or other obligation, indebtedness, or liability of any kind of AHFC.

The HMC-AHFC Agreement includes AHFC’s agreement that it will use any funds made available to it by HMC thereunder solely for fulfilling AHFC’s payment obligations in respect of Debt. Any claims of HMC arising from any provisions of funds to AHFC by HMC shall be subordinated to the claims of all holders of Debt with respect to such Debt, whether or not such claims exist at the time such funds are made available to AHFC, and HMC will not demand payment of such claims from AHFC unless and until all outstanding Debt has been paid in full.

HMC or AHFC may each terminate the HMC-AHFC Agreement upon giving to the other party 30 days’ prior written notice and the HMC-AHFC Agreement may be modified or amended only by the written agreement of HMC and AHFC and upon 30 days’ prior written notice to each rating agency rating any covered Debt. However, such termination, modification, or amendment will not be effective with respect to any Debt outstanding at the time of such termination, modification, or amendment unless: (i) such termination, modification, or amendment is permitted under the documentation governing such Debt, (ii) all affected holders of such Debt (or, in the case of Debt incurred pursuant to documentation that permits the HMC-AHFC Agreement to be terminated, modified, or amended with the consent of less than all of the holders of such Debt, the requisite holders of such Debt) otherwise consent in writing, or (iii) with respect to Debt that is rated by one or more rating agencies at the request of HMC or AHFC, each such rating agency confirms in writing that the rating assigned to such Debt will not be withdrawn or reduced because of the proposed action.

An amendment, modification, or termination of the HMC-AHFC Agreement (except as permitted by its terms) would constitute an event of default under certain of AHFC’s Debt and failure by HMC to meet its obligations under the HMC-AHFC Agreement would constitute an event of default under such Debt if the failure continued for 30 days and was continuing at the time the default was declared.

Under its terms, the HMC-AHFC Agreement is not enforceable against HMC by anyone other than: (i) AHFC or (ii) if any case is commenced under the United States Bankruptcy Code (11 USC §§101 et seq.), or any successor statutory provisions, or the Bankruptcy Code, in respect of AHFC, the debtor in possession or trustee appointed by the court having jurisdiction over such proceeding. In the event of (1) a breach by HMC in performing a provision of the HMC-AHFC Agreement and (2) the commencement of such a case under the Bankruptcy Code in respect of AHFC while any Debt is outstanding, the remedies of a holder of Debt shall include the right, if no proceeding in respect of AHFC has already been commenced in such case, to file a petition in respect of AHFC thereunder with a view to the debtor in possession, or the trustee appointed by the court having jurisdiction over such proceeding, pursuing AHFC’s rights under the HMC-AHFC Agreement against HMC. However, all holders of outstanding Debt may (i) demand in writing that AHFC enforce its rights under the HMC-AHFC Agreement and (ii) proceed directly against HMC to enforce compliance by HMC with its obligations under the HMC-AHFC Agreement if AHFC fails or refuses to take action to enforce its rights under that agreement within 30 days following AHFC’s receipt of demand for such enforcement by such holder.

The HMC-AHFC Agreement is governed by and construed in accordance with the laws of the State of New York.

HMC and HCFI Keep Well Agreement

HMC and HCFI are parties to a keep well agreement (the HMC-HCFI Agreement), which became effective on September 26, 2005.

Under the terms of the HMC-HCFI Agreement, HMC has agreed to:

●

own and hold, at all times, directly or indirectly, at least 80% of HCFI’s issued and outstanding shares of voting stock and not pledge, directly or indirectly, encumber, or otherwise dispose of any such shares or permit any of HMC’s subsidiaries to do so, except to HMC or wholly owned subsidiaries of HMC;

●

cause HCFI to, on the last day of each of HCFI’s fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” for purposes of this discussion of the HMC-HCFI Agreement understood to mean (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with generally accepted accounting principles in Canada); and

●

ensure that, at all times, HCFI has sufficient liquidity and funds to meet its payment obligations under any Debt (with “Debt” for purposes of this discussion of the HMC-HCFI Agreement defined as HCFI’s debt for borrowed money that HMC has confirmed in writing is covered by the HMC-HCFI Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to HCFI, or HMC will procure for HCFI, sufficient funds to enable HCFI to pay its Debt in accordance with its terms.

The HMC-HCFI Agreement is not a guarantee by HMC of any Debt or other obligation, indebtedness, or liability of any kind of HCFI.

The HMC-HCFI Agreement includes HCFI’s agreement that it will use any funds made available to it by HMC thereunder solely for the purposes of fulfilling HCFI’s payment obligations in respect of Debt. Any claims of HMC arising from any provisions of funds to HCFI by HMC shall be subordinated to the claims of all holders of Debt with respect to such Debt, whether or not such claims exist at the time such funds are made available to HCFI, and HMC will not demand payment of such claims from HCFI unless and until all outstanding Debt has been paid in full.

HMC or HCFI may each terminate the HMC-HCFI Agreement upon giving to the other party 30 days’ prior written notice and the HMC-HCFI Agreement may be modified or amended only by the written agreement of HMC and HCFI and upon 30 days’ prior written notice to each rating agency rating any covered Debt. However, such termination, modification, or amendment will not be effective with respect to any Debt outstanding at the time of such termination, modification, or amendment unless: (i) such termination, modification, or amendment is permitted under the documentation governing such Debt, (ii) all affected holders of such Debt (or, in the case of Debt incurred pursuant to documentation that permits the HMC-HCFI Agreement to be terminated, modified, or amended with the consent of less than all of the holders of such Debt, the requisite holders of such Debt) otherwise consent in writing, or (iii) with respect to Debt that is rated by one or more rating agencies at the request of HMC or HCFI, each such rating agency confirms in writing that the rating assigned to such Debt will not be withdrawn or reduced because of the proposed action.

An amendment, modification, or termination of the HMC-HCFI Agreement (except as permitted by its terms) would constitute an event of default under certain of HCFI’s Debt and failure by HMC to meet its obligations under the HMC-HCFI Agreement would constitute an event of default under such Debt if the failure continued for 30 days and was continuing at the time the default was declared.

Under its terms, the HMC-HCFI Agreement is not enforceable against HMC by anyone other than: (i) HCFI or (ii) if any case is commenced under the Canadian Bankruptcy and Insolvency Act, the Canadian Companies’ Creditors Arrangement Act, or the Canadian Winding Up and Restructuring Act by or against HCFI, the debtor in possession or trustee or receiver appointed by the court having jurisdiction over such proceeding. In the event of (1) a breach by HMC in performing a provision of the HMC-HCFI Agreement and (2) the insolvency of HCFI while any Debt is outstanding, the remedies of a holder of Debt shall include the right, if no proceeding in respect of HCFI has already been commenced in such proceeding, to file an application in respect of HCFI for the appointment of a trustee or receiver by the court having jurisdiction over such proceeding in order to pursue HFCI’s rights under the HMC-HCFI Agreement against HMC. However, all holders of outstanding Debt may (i) demand in writing that HCFI enforce its rights under the HMC-HCFI Agreement and (ii) proceed directly against HMC to enforce compliance by HMC with its obligations under the HMC-HCFI Agreement if HCFI fails or refuses to take action to enforce its rights under that agreement within 30 days following HCFI’s receipt of demand for such enforcement by such holder.

The HMC-HCFI Agreement is governed by and construed in accordance with the laws of the State of New York.

Incentive Financing Programs

AHM and HCI sponsor incentive financing programs in the United States and Canada, respectively. These programs offer promotional rates on loans and leases to purchasers, lessees, and authorized dealers of Honda and Acura products. AHM or HCI, as applicable, pays us a subsidy that enables us to realize a market yield on any financing contract we indirectly or directly finance under these programs. These subsidy payments supplement the revenues on our financing products offered under our incentive financing programs. See “—Consumer Financing—Incentive Financing Programs for Retail Loans and Leases” above for more information.

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

We also share certain common expenditures with HCI, including professional services, data processing services, insurance policies, software development and facilities.

Benefit Plans

Our employees participate in various employee benefit plans that are sponsored by AHM and HCI, respectively. Refer to Note 8—Benefit Plans of Notes to Consolidated Financial Statements for additional information about employee benefit plans.

Income taxes

AHFC and its United States subsidiaries are included in the consolidated United States federal income tax returns of AHM and many consolidated or combined state and local income tax returns of AHM. In some cases AHFC and its United States subsidiaries file tax returns separately as required by certain state and local jurisdictions. AHFC and its United States subsidiaries pay for their share of the consolidated or combined income tax on a modified separate return basis pursuant to an intercompany tax allocation agreement with AHM. AHFC and its applicable United States subsidiaries file a separate California return based on California’s worldwide income and apportionment rules. To the extent AHFC and its United States subsidiaries have taxable losses in AHM’s consolidated federal and consolidated or combined state and local tax returns, AHM reimburses AHFC and its United States subsidiaries, as applicable, to the extent the losses are utilized by AHM or another member of the consolidated or combined group under the terms of the intercompany tax allocation agreement. All but an insignificant amount of the federal and state taxes payable or receivable shown on the consolidated balance sheets are due to or from AHM, pursuant to the intercompany tax allocation agreement.

The Company’s Canadian subsidiary, HCFI, files Canadian federal and provincial income tax returns based on the separate legal entity financial statements. HCFI does not file federal, state or local income tax returns in the United States. Consequently, HCFI does not participate in the intercompany tax allocation agreement that AHFC and its United States subsidiaries have with AHM.

Repurchase Agreements

We have entered into agreements with AHM and HCI that provide for the repurchase of any new, unused, undamaged, and unregistered vehicles or equipment repossessed by us from dealers in the United States and Canada, respectively, who defaulted under the terms of its wholesale flooring agreement with us at the net cost of the financing we provided.

Geographic Concentration

As of March 31, 2015, approximately 16% of the outstanding retail loans and leases we acquired in the United States were from customers residing in California. Any material adverse changes to the economies or applicable laws in these states could have a material adverse effect on our financial condition and results of operations.

Seasonality

We are subject to seasonal variations in credit losses, which are historically higher in the first and fourth quarters of the calendar year. This seasonality does not have a significant impact on our results of operations.

Employee Relations

At March 31, 2015, we had 1,369 employees. We consider our employee relations to be satisfactory. We are not subject to any collective bargaining agreements with our employees.

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

Federal Regulation

We are subject to extensive federal regulation, including the regulations discussed below. These laws, in part, require us to provide certain disclosures to prospective purchasers and lessees in consumer retail and lease financing transactions and prohibit discriminatory credit practices.

●	The Truth in Lending Act and the Consumer Leasing Act place disclosure and substantive transaction restrictions on consumer credit and leasing transactions.
●

The Equal Credit Opportunity Act is designed to prevent credit discrimination on the basis of certain protected classes, requires the distribution of specified credit decision notices and limits the information that may be requested and considered in a credit transaction.

●

The Fair Credit Reporting Act imposes restrictions and requirements regarding our use and sharing of credit reports, the reporting of data to credit reporting agencies, credit decision notices, the accuracy and integrity of information reported to the credit reporting agencies, and identity theft prevention requirements.

●

The Gramm-Leach-Bliley Act requires certain communications periodically with consumers on privacy matters, restricts the disclosure of nonpublic personal information about consumers by financial institutions and prohibits the sharing of account number information for certain marketing purposes.

●

The Servicemembers Civil Relief Act is federal legislation that provides special protection to customers in military service and is designed to protect military personnel from personal hardship or loss resulting from financial obligations while in service.

●	The Right to Financial Privacy Act restricts the disclosure of customers’ financial records to federal government agencies.
●

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

The Dodd-Frank Act created the Consumer Financial Protection Bureau (CFPB), which has broad rule-making, examination and enforcement authority with respect to the laws and regulations that apply to consumer financial products and services. In June 2015, the CFPB published a final rule defining larger participants of the automobile financing market that will be subject to their supervisory authority. Upon the effective date of this rule, we will be subject to CFPB supervision with respect to our compliance with applicable consumer protection laws.

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

The production and sale of HMC’s products will depend significantly on HMC’s ability to continue its capital expenditure and product development programs and to market its vehicles successfully. This ability is subject to several risks, including:

●	any prolonged reduction or suspension of production or sales as discussed above;
●	discovery of defects in vehicles which could lead to recall campaigns;
●	volatility in the price of automobiles, motorcycles, power equipment and marine products;
●	currency and interest rate fluctuation affecting pricing of products sold and materials purchased and any derivative financial instruments used to hedge against these risks;
●	extensive environmental and government regulation of the automotive, motorcycle, and power product industries;
●	the inability to protect and preserve its valuable intellectual property;
●	legal proceedings, which could adversely affect business, financial condition, cash flows, or results of operations;
●	reliance on external suppliers for the provision of raw materials and parts used in the manufacturing of its products;
●	increased costs from conducting business worldwide;
●	inadvertent disclosures of confidential information despite internal controls and procedures; and
●	pension costs and benefit obligations.

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

Because our operations are heavily dependent on retail sales of motor vehicles and other retail products, general business and economic conditions have a significant impact on our operations. In particular, changes in the following events can adversely affect our results of operations, cash flows, and financial condition:

●	changes in the United States or Canadian economies;
●	changes in the overall market for consumer financing or dealer financing;
●	changes in the United States and Canadian regulatory environment;
●	a decline in the new or used vehicle market;
●	increased fuel prices;
●	inflation; and
●	the fiscal and monetary policies in the countries in which we issue debt.

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

The availability of these financing sources at the prices we desire may depend on factors outside of our control, including our credit ratings, disruptions to the capital markets, the fiscal and monetary policies of government, and government regulations. In the event that we are unable to raise the funds we require at reasonable rates, we may curtail our various loan origination activities or incur the effects of increased costs of operation. Reducing loan origination activities or increasing the rates we charge consumers and dealers to accommodate increased costs of operation may adversely affect our ability to remain a preferred source of financing for consumers and dealers for Honda and Acura products and will have an adverse effect on our results of operations, cash flows, and financial condition.

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

Credit rating agencies that rate the credit of HMC and its affiliates, including AHFC, may qualify, alter, or terminate their ratings at any time. Global economic conditions and other geopolitical factors may directly or indirectly affect such ratings. Any downgrade in the sovereign credit ratings of the United States, Japan, or Canada may directly or indirectly have a negative effect on the ratings of HMC and AHFC. Downgrades, the change to a negative outlook, or placement on review for possible downgrades of such ratings could result in an increase in our borrowing costs as well as reduced access to global unsecured debt capital markets. These factors would have a negative impact on our business, including our competitive position, results of operations, cash flows and financial condition.

We are subject to consumer and dealer credit risk, which could adversely impact our results of operations, cash flows, and financial condition.

Credit risk is the risk of loss arising from the failure of a consumer or dealer to meet the terms of any contract with us or otherwise fail to perform as agreed. Credit losses are an expected cost of extending credit. The majority of our credit risk is with consumer financing, and to a lesser extent, with dealer financing. Our level of credit risk on our consumer financing portfolios is influenced primarily by two factors: the total number of contracts that default, and the amount of loss per occurrence, net of recoveries, which in turn are influenced by various factors, such as the used vehicle market, our purchase quality mix, contract term lengths, operational changes, and certain economic factors such as unemployment rates, levels of consumer debt service burden and personal income growth rates. Our level of credit risk on our dealer financing portfolio is influenced primarily by the financial strength of dealers within the portfolio, the concentration of dealers demonstrating financial strength, the quality of the collateral securing the financing within the portfolio and economic factors. An increase in credit risk would increase our provision for credit losses, which would have a negative impact on our results of operations, cash flows, and financial condition.

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

Customers of leased vehicles typically have an option to return the vehicle to the dealer at the end of the lease term or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealer are sold through online and physical auctions. Residual value risk is the risk that the contractual residual value determined at lease inception will not be recoverable at the end of the lease term. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to us. As a result, we are exposed to risk of loss on the disposition of leased vehicles to the extent that sales proceeds are not sufficient to cover the carrying value of the leased asset at termination. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, adverse economic conditions, preferences for particular types of vehicles, new vehicle pricing, new vehicle incentive financing programs, new vehicle sales, the actual or perceived quality, safety, or reliability of vehicles, future plans for new Honda and Acura product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices.

We maintain projections for expected residual values and return volumes of the vehicles we lease. Actual proceeds realized by us upon sales of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce the profitability of the lease transaction and could have the potential to adversely affect our results of operations.

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

Our operations are subject to regulation, supervision, and licensing under various United States, Canadian, state, provincial, and local statutes, ordinances, and regulations. A failure to comply with applicable regulatory, supervisory, or licensing requirements may adversely affect our business, results of operations, cash flows, and financial condition. Due to recent events in the global financial markets, regulators have increased their focus on the regulation of the financial services industry. As a result, there have been and may continue to be proposals for laws and regulations that could increase the scope and nature of laws and regulations that are currently applicable to us. Any change in such laws and regulations, whether in the form of new or amended laws or regulations, regulatory policies, supervisory action, or the application of any of the above, may adversely affect our business, results of operations, cash flows, and financial condition by increasing our costs to comply with the new laws, prohibiting or limiting the amount of certain revenues we currently receive, or constraining certain collection or collateral recovery action which are currently available to us.

New or revised financial or consumer regulations may adversely impact our business, results of operations, cash flows and financial condition.

The Dodd-Frank Act is extensive and significant legislation that, among other things:

●

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

●

created the CFPB, an agency with broad rule-making examination and enforcement authority with respect to the laws and regulations that apply to consumer financial products and services, such as the extension of credit to finance the purchase of automobiles and motorcycles;

●	created a new framework for the regulation of over-the-counter derivatives activities; and
●	strengthened the regulatory oversight of securities and capital markets activities by the SEC.

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

As previously disclosed, the CFPB, together with the U.S. Department of Justice (the Agencies), have contacted us regarding their review of pricing practices by dealers originating retail installment sale contracts for automobiles. We have voluntarily provided the information requested and cooperated fully with the investigation. As also previously disclosed, we have received a notice that the Agencies have authorized an enforcement action, alleging discrimination in automobile loan pricing to certain borrowers by dealers and alleging the loan pricing disparities were caused by our business practices related to dealer discretion, and that the Agencies may seek monetary relief and implementation of changes to our pricing practices and policies, which may affect our business. We have also been informed that the Agencies may defer pursuit of litigation if we work with them to seek a voluntary resolution to these allegations. We continue to cooperate with the Agencies to find a mutually agreeable resolution. At March 31, 2015, given the current status of discussions with the Agencies, we recorded as a loss contingency an amount that was not material to our consolidated financial condition or results of operations for the year ended March 31, 2015. We intend to continue discussions with the Agencies to attempt to achieve a mutually satisfactory resolution to these matters. In addition, we also received a subpoena from a state agency requesting information relating to its fair lending laws. We are cooperating with this request for information. We cannot predict the outcome of this inquiry. Compliance with the regulations under the Dodd-Frank Act or the oversight of the SEC, CFPB, or other governmental entities may impose costs on, create operational constraints for, or place limits on pricing with respect to, finance companies such as us. Such compliance may affect our competitiveness, impairing our profitability.

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

We rely on internal and external information and technological systems to help us manage and maintain our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems. We collect and store certain personal and financial information from customers, related parties, and employees. We also store confidential business and technical information. Security breaches could expose us to a risk of loss of this information, regulatory scrutiny, claims for damages, actions, and penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on future business with current and potential customers. In addition, any upgrade or replacement of our major legacy transaction systems, including our planned replacement of our electronic originations systems, could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new information and transaction systems. These factors could have an adverse effect on our results of operations, cash flows, and financial condition.

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

Our employees participate in either AHM’s and HCI’s pension plans. HMC also has a pension plan but a great majority of our employees do not participate in that plan. The amount of pension benefits and lump-sum payments provided in those plans are primarily based on the combination of years of service and compensation. AHM and HCI each determine and make periodic contributions to their respective benefit plans pursuant to applicable regulations and we are allocated our share of pension plan costs due to the participation of our employees. Since benefit obligations and pension costs are based on many assumptions, including, but not limited to, the discount rate, the rate of salary increase, and the expected long-term rate of return on plan assets, differences in actual expenses and costs or changes in those assumptions could affect AHM’s, HCI’s, and our cash contributions and liquidity. Under the Employee Retirement Income Security Act of 1974 (ERISA), we are jointly and severally liable for the obligations under AHM’s plans that are subject to ERISA, even for participants in the plans that are not our employees.

Vehicle recalls and other announcements may impact our business

From time to time, AHM may recall, suspend sales and production of, or initiate market actions on certain Honda or Acura products to address performance, customer satisfaction, compliance or safety-related issues. Because our business is substantially dependent upon the sale of Honda and Acura products such actions may negatively impact our business. A decrease in the level of vehicle sales would negatively impact our financing volume. Additionally, recalls may cause a decrease in the demand for used recalled vehicles which may cause a decline in values of those vehicles. Declines in values of used vehicles may also cause an increase in our credit losses.

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

As previously disclosed, the CFPB, together with the U.S. Department of Justice (the Agencies), have contacted us regarding their review of pricing practices by dealers originating retail installment sale contracts for automobiles. We have voluntarily provided the information requested and cooperated fully with the investigation. As also previously disclosed, we have received a notice that the Agencies have authorized an enforcement action, alleging discrimination in automobile loan pricing to certain borrowers by dealers and alleging the loan pricing disparities were caused by our business practices related to dealer discretion, and that the Agencies may seek monetary relief and implementation of changes to our pricing practices and policies, which may affect our business. We have also been informed that the Agencies may defer pursuit of litigation if we work with them to seek a voluntary resolution to these allegations. We continue to cooperate with the Agencies to find a mutually agreeable resolution. At March 31, 2015, given the current status of discussions with the Agencies, we recorded as a loss contingency an amount that was not material to our consolidated financial condition or results of operations for the year ended March 31, 2015. We intend to continue discussions with the Agencies to attempt to achieve a mutually satisfactory resolution to these matters. In addition, we also received a subpoena from a state agency requesting information relating to its fair lending laws. We are cooperating with this request for information. We cannot predict the outcome of this inquiry.

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

Dividends are declared and paid by AHFC if, when, and as determined by its Board of Directors. In fiscal years 2015 and 2014 AHFC did not declare or pay dividends. We presently do not have plans to pay any cash dividends in the near future.

Use of Proceeds from Registered Securities

On August 27, 2013, AHFC’s Registration Statement on Form 10 with respect to the registration of its common stock became effective. On September 6, 2013, AHFC filed an automatic shelf on Form S-3 that became effective upon its filing. On September 25, 2013, AHFC established a public U.S. medium term note program that registered the offer and sale of up to $5.0 billion in an aggregate principal amount of Medium Term Notes, Series A with the SEC (refer to Commission File Number 333-191021). On February 12, 2014, AHFC increased the maximum aggregate principal amount of Public U.S. Medium Term Notes authorized for issuance and sale to $16.0 billion. The aggregate principal amount of Public U.S. Medium Term Notes offered under this program may be increased from time to time. During the fiscal year ended March 31, 2015, AHFC issued $8.2 billion aggregate principal amount of Public U.S. Medium Term Notes and the aggregate underwriting discounts and commissions, finders’ fees, and other related costs paid was approximately $20 million. AHFC has used the net proceeds received from the sale of these Public U.S. Medium Term Notes to repay other existing indebtedness, acquire retail loans and/or leases, provide wholesale flooring and commercial loans and for other general corporate purposes. The following institutions served as managing underwriters for the offering and sale of these AHFC’s Public U.S. Medium Term Notes: Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., BNP Paribas Securities Corp., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, RBS Securities Inc., SG Americas Securities, LLC, SMBC Nikko Securities America, Inc., and Wells Fargo Securities, LLC.

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

We derived the consolidated balance sheet data as of March 31, 2015 and 2014 and the consolidated statements of income data for the fiscal years ended March 31, 2015, 2014 and 2013 from our audited consolidated financial statements included elsewhere in this annual report. We derived the consolidated balance sheet data as of March 31, 2013 from our audited consolidated financial statements that are not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended March 31,
	2015	2014	2013
	(U.S. dollars in millions)
Consolidated Statement of Income Data
Revenues:
Retail loans and direct financing leases	$1,401	$1,556	$1,644
Dealer loans	118	116	108
Operating leases	4,842	4,314	4,008
Total revenues	6,361	5,986	5,760
Depreciation on operating lease	3,838	3,408	3,038
Interest expense	580	637	806
Net revenues	1,943	1,941	1,916
Gain on disposition of lease vehicles	37	37	59
Other income	98	116	118
Total net revenues	2,078	2,094	2,093
Expenses:
General and administrative expenses	398	387	365
Provision for credit losses	114	139	54
Early termination loss on operating leases	37	33	58
Loss on lease residual values	4	4	9
(Gain)/Loss on derivative instruments	326	(25)	143
(Gain)/Loss on foreign currency revaluation of debt	(353)	111	(188)
Total expenses	526	649	441
Income before income taxes	1,552	1,445	1,652
Income tax expense	560	489	650
Net income	992	956	1,002
Less: Net income attributable to noncontrolling interest	50	72	61
Net income attributable to American Honda Finance Corporation	$942	$884	$941

	March 31,
	2015	2014	2013
	(U.S. dollars in millions)
Consolidated Balance Sheet Data
Finance receivables, net (1):
Retail loans and direct financing leases	$34,307	$37,449	$35,425
Dealer loans	4,256	4,372	4,208
Allowance for credit losses	(86)	(100)	(93)
Write-down of lease residual values	(13)	(21)	(36)
Total finance receivables, net	$38,464	$41,700	$39,504
Investment in operating leases, net	$24,439	$21,230	$19,348
Total assets	$64,805	$64,401	$60,280
Debt:
Commercial paper	$4,587	$4,187	$4,704
Related party debt	3,492	4,763	4,720
Bank loans	7,292	6,539	6,642
Medium term note programs	20,262	20,425	16,873
Other debt	1,691	1,490	1,571
Secured debt	7,365	8,230	7,639
Total debt	$44,689	$45,634	$42,149
Total shareholder’s equity (2)	$10,539	$9,699	$8,876

	As of or for the years ended March 31,
	2015	2014	2013
Other Key Consolidated Financial Data
Ratio of earnings to fixed charges (3)	3.66x	3.25x	3.04x
Ratio of debt to shareholder’s equity	4.24x	4.71x	4.75x

(1)	Net of unearned interest, fees and subsidy income, and deferred origination costs.
(2)

Excludes noncontrolling interest in subsidiary. During the first quarter of fiscal year 2014, our majority owned subsidiary HCFI declared a dividend in the approximate amount of C$76 million ($60 million).

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

A substantial portion of our consumer financing business is acquired through incentive financing programs sponsored by AHM and HCI. The volume of incentive financing programs and the allocation of those programs between retail loans and leases may vary from fiscal period to fiscal period depending upon the respective marketing strategies of AHM and HCI. AHM and HCI’s marketing strategies are based in part on their business planning, in which we do not participate. Therefore we cannot predict the level of incentive financing programs AHM and HCI may sponsor in the future. Our consumer financing acquisition volumes are substantially dependent on the extent of incentive financing programs offered. Increases in incentive financing programs generally increase our financing penetration rates, which typically results in increased revenue and net income for us. The amount of subsidy payments we receive from AHM and HCI is dependent on the terms of the incentive financing programs and the interest rate environment. Subsidy payments are received upon acquisition and recognized in revenue throughout the life of the loan or lease; therefore a significant change in the level of incentive financing programs in a fiscal period often may not be reflected in our results of operations for that period. The amount of subsidy income we recognize in a fiscal period is dependent on the cumulative level of subsidized contracts outstanding that were acquired through incentive financing programs.

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

References in this report to our “fiscal year 2015” and “fiscal year 2014” refer to our fiscal year ended March 31, 2015 and our fiscal year ended March 31, 2014, respectively.

Results of Operations

The following table provides our income before income taxes:

	Years ended March 31,
	2015	2014	2013
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$1,409	$1,238	$1,466
Canada segment	143	207	186
Total income before income taxes	$1,552	$1,445	$1,652

Comparison of Fiscal Years Ended March 31, 2015 and 2014

Our consolidated income before income taxes was $1,552 million in fiscal year 2015 compared to $1,445 million in fiscal year 2014. This increase of $107 million, or 7%, was primarily due to a gain on foreign currency revaluation of debt of $353 million during fiscal year 2015 compared to a loss of $111 million during fiscal year 2014, an increase in operating lease revenue, net of depreciation, of  $98 million during fiscal year 2015, a decrease in interest expense of $57 million and a decrease in provision for credit losses of $25 million, partially offset by a loss on derivative instruments of $326 million during fiscal year 2015 compared to a gain of $25 million during fiscal year 2014, a decrease in retail loan revenues of $102 million, a decrease in direct financing lease revenues of $53 million, a decrease in other income of $18 million, an increase in general and administrative expenses of $11 million and an increase in early termination loss on operating leases of $4 million.

Comparison of Fiscal Years Ended March 31, 2014 and 2013

Our consolidated income before income taxes was $1,445 million in fiscal year 2014 compared to $1,652 million in fiscal year 2013. This decline of $207 million, or 13%, was primarily due to a loss on revaluation of foreign currency denominated debt of $111 million during fiscal year 2014 compared to a gain of $188 million during fiscal year 2013, an increase in the provision for credit losses of $85 million, a decline in operating lease revenue, net of depreciation, of $64 million, a decline in revenue from retail loans of $58 million, and a decline in revenue from direct financing leases of $30 million, which were partially offset by a decline in interest expense of $169 million, the gain on derivative instruments of $25 million during fiscal year 2014 compared to a loss of $143 million during the fiscal year 2013, and the decline in early termination losses on operating leases of $25 million.

Segment Results—Comparison of Fiscal Years Ended March 31, 2015 and 2014

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment			Canada Segment			Consolidated
	Years ended March 31,			Years ended March 31,			Years ended March 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$-	$-	$-	$135	$188	$218	$135	$188	$218
Retail	1,104	1,192	1,245	162	176	181	1,266	1,368	1,426
Dealer	103	102	93	15	14	15	118	116	108
Operating leases	4,598	4,258	4,008	244	56	-	4,842	4,314	4,008
Total revenues	5,805	5,552	5,346	556	434	414	6,361	5,986	5,760
Depreciation on operating leases	3,637	3,363	3,038	201	45	-	3,838	3,408	3,038
Interest expense	485	530	665	95	107	141	580	637	806
Net revenues	1,683	1,659	1,643	260	282	273	1,943	1,941	1,916
Gain on disposition of lease vehicles	30	26	45	7	11	14	37	37	59
Other income	96	114	117	2	2	1	98	116	118
Total net revenues	1,809	1,799	1,805	269	295	288	2,078	2,094	2,093
Expenses:
General and administrative expenses	346	331	307	52	56	58	398	387	365
Provision for credit losses	103	128	44	11	11	10	114	139	54
Early termination loss on operating leases	35	32	58	2	1	-	37	33	58
Loss on lease residual values	-	-	-	4	4	9	4	4	9
(Gain)/Loss on derivative instruments	269	(38)	121	57	13	22	326	(25)	143
(Gain)/Loss on foreign currency revaluation of debt	(353)	108	(191)	-	3	3	(353)	111	(188)
Income before income taxes	$1,409	$1,238	$1,466	$143	$207	$186	$1,552	$1,445	$1,652

Revenues

Revenue from retail loans in the United States segment declined by $88 million, or 7%, during fiscal year 2015 compared to fiscal year 2014, due to the continued decline in loan yields. Maturing loans with higher yields have been replaced by lower yielding loans acquired in more recent years. Revenue from retail loans in the Canada segment declined by $14 million, or 8%, during fiscal year 2015 compared to fiscal year 2014, primarily due to the effect of foreign currency translation adjustments.

Direct financing lease revenue, which is generated only in Canada, declined by $53 million, or 28%, during fiscal year 2015 compared to fiscal year 2014, primarily due to the decline in outstanding direct financing lease assets.

Operating lease revenue in the United States segment increased by $340 million, or 8%, during fiscal year 2015 compared to fiscal year 2014, due to higher outstanding operating lease assets. Operating lease revenue in the Canada segment increased by $188 million during fiscal year 2015 compared to fiscal year 2014, due to the increase in operating lease assets.

Revenue from dealer loans in the United States segment increased by $1 million during fiscal year 2015 compared to fiscal year 2014, due to an increase in revenue from commercial loans. Revenue from dealer loans in the Canada segment increased by $1 million during fiscal year 2015 compared to fiscal year 2014, due to an increase in the average outstanding loan balances which was partially offset by the effect of foreign currency translation adjustments.

Subsidy income from AHM and HCI sponsored incentive programs increased by $37 million, or 4%, to $1,065 million during fiscal year 2015 compared to $1,028 million during fiscal year 2014. This increase was attributable to the cumulatively higher volumes of incentive financing in recent fiscal years.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $274 million, or 8%, during fiscal year 2015 compared to fiscal year 2014, due to the increase in operating lease assets. Depreciation on operating leases in the Canada segment increased by $156 million during fiscal year 2015 compared to fiscal year 2014, due to the increase in operating lease assets.

Operating lease revenue, net of depreciation, in the United States segment increased by $66 million, or 7%, during fiscal year 2015 compared to fiscal year 2014. This increase was attributable to the growth in our operating lease assets, which was partially offset by lower net revenue on more recently acquired operating leases. Operating lease revenue, net of depreciation, in the Canada segment increased by $32 million due to the increase in operating lease assets.

Interest expense

Interest expense in the United States segment declined by $45 million, or 8%, during fiscal year 2015 compared to fiscal year 2014, primarily due to the maturity of debt with higher interest rates. Interest expense in the Canada segment declined by $12 million, or 11%, during fiscal year 2015 compared to fiscal year 2014, primarily due to the effect of foreign currency translation adjustments. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment increased by $4 million, or 15%, during fiscal year 2015 compared to fiscal year 2014. The gains in fiscal year 2015 were due to the strong used vehicle prices we experienced primarily during the first quarter of the fiscal year. Auction values peaked during the first quarter, then declined for the remainder of fiscal year 2015. The gain on disposition of lease vehicles in the Canada segment declined by $4 million, or 36%, during fiscal year 2015 compared to fiscal year 2014, primarily due to lower returned volumes.

Provision for credit losses

The provision for credit losses in the United States segment declined by $25 million, or 20%, during fiscal year 2015 compared to fiscal year 2014, as a result of reducing our allowance for credit losses and lower net charge-offs. The provision for credit losses in the Canada segment was consistent during fiscal year 2015 compared to fiscal year 2014. See “—Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases

Early termination loss on operating leases increased by $3 million, or 9%, in the United States segment and by $1 million, or 100%, in the Canada segment during fiscal year 2015 compared to fiscal year 2014. The increases in losses were primarily due to the growth in operating lease assets in both the United States and Canada segments. See “—Financial Condition—Credit Risk” below for more information.

Loss on lease residual values

Loss on lease residual values in the Canada segment was consistent during fiscal year 2015 compared to fiscal year 2014.

Gain/loss on derivative instruments

In the United States segment, we recognized a loss on derivative instruments of $269 million during fiscal year 2015 compared to a gain of $38 million during fiscal year 2014. The loss in fiscal year 2015 was attributable to losses on cross currency swaps of $314 million and losses on pay fixed interest rate swaps of $157 million, which were partially offset by gains on pay float interest rate swaps of $202 million. The losses on cross currency swaps were attributable to the U.S. dollar strengthening against the Euro and Yen during fiscal year 2015. The losses on pay fixed interest rate swaps and gains on pay float interest rate swaps were primarily due to the decline in duration of the interest rate swaps. In the Canada segment, the loss on derivative instruments increased by $44 million during fiscal year 2015 as compared to fiscal year 2014. The loss during fiscal year 2015 was due to the decline in Canadian interest rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $353 million during fiscal year 2015 compared to a loss of $108 million during fiscal year 2014. The gain during fiscal year 2015 was attributable to gains on Euro and Yen denominated debt in the United States segment as the U.S. dollar strengthened against both currencies. In the Canada segment, there was no gain or loss on the revaluation of foreign currency denominated debt during fiscal year 2015 compared to a loss of $3 million during fiscal year 2014. The Canada segment did not have any foreign currency denominated debt outstanding during fiscal year 2015.

Income tax expense

Our consolidated effective tax rate was 36.1% for fiscal year 2015 and 33.8% for fiscal year 2014. The primary factors contributing to the change in the effective tax rate for fiscal year 2015 include a decrease in the estimated state tax rate and increases due to a change of prior period deferred taxes, an unrecognized tax benefit related to prior years, and the tax deduction for qualified domestic production which is allocated between AHM and affiliated companies. The deduction for qualified domestic production was affected by the extension of 50% bonus depreciation included in the Tax Increase Prevention Act of 2014 signed into law on December 19, 2014. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Years ended March 31,
	2015		2014		2013
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	483	326	674	505	521	353
Used auto	55	2	70	-	78	-
Motorcycle	71	10	71	12	71	22
Power equipment and marine engines	1	-	1	1	1	-
Total retail loans	610	338	816	518	671	375
Leases (3)	467	427	408	349	376	287

Canada Segment
Retail loans:
New auto	50	38	57	47	49	40
Used auto	14	5	18	9	26	15
Motorcycle	6	3	4	-	4	1
Power equipment and marine engines	1	-	1	-	1	-
Total retail loans	71	46	80	56	80	56
Leases (3)	69	65	57	55	49	48

Consolidated
Retail loans:
New auto	533	364	731	552	570	393
Used auto	69	7	88	9	104	15
Motorcycle	77	13	75	12	75	23
Power equipment and marine engines	2	-	2	1	2	-
Total retail loans	681	384	896	574	751	431
Leases (3)	536	492	465	404	425	335

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

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Years ended March 31,
	2015	2014	2013
United States Segment
New auto	61%	71%	62%
Motorcycle	38%	42%	45%

Canada Segment
New auto	69%	69%	67%
Motorcycle	27%	18%	21%

Consolidated
New auto	62%	71%	63%
Motorcycle	37%	39%	43%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	March 31,			March 31,
	2015	2014	2013	2015	2014	2013
	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$25,596	$27,018	$24,011	1,788	1,799	1,650
Used auto	2,782	3,233	3,618	233	264	298
Motorcycle	887	886	907	184	187	202
Power equipment and marine engines	55	64	72	5	5	6
Total retail loans	$29,320	$31,201	$28,608	2,210	2,255	2,156
Securitized retail loans (2)	$7,290	$7,999	$7,218	671	699	658
Investment in operating leases	$22,790	$20,537	$19,348	1,086	973	922

Canada Segment
Retail loans:
New auto	$2,531	2,698	$2,501	187	184	169
Used auto	488	645	762	60	67	70
Motorcycle	65	60	64	13	11	12
Power equipment and marine engines	4	3	3	2	1	1
Total retail loans	$3,088	$3,406	$3,330	262	263	252
Securitized retail loans (2)	$64	$178	$364	14	24	30
Direct financing leases	$1,800	$2,722	$3,358	116	144	161
Investment in operating leases	$1,649	$693	$-	75	25	-

Consolidated
Retail loans:
New auto	$28,127	$29,716	$26,512	1,975	1,983	1,819
Used auto	3,270	3,878	4,380	293	331	368
Motorcycle	952	946	971	197	198	214
Power equipment and marine engines	59	67	75	7	6	7
Total retail loans	$32,408	$34,607	$31,938	2,472	2,518	2,408
Securitized retail loans (2)	$7,354	$8,177	$7,582	685	723	688
Direct financing leases	$1,800	$2,722	$3,358	116	144	161
Investment in operating leases	$24,439	$21,230	$19,348	1,161	998	922

(1)	A unit represents one retail loan or lease, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

AHM and HCI’s support of incentive financing programs was focused more toward leasing programs during fiscal year 2015. As a result, the volume of lease acquisitions increased while the volume of retail loan acquisitions declined during fiscal year 2015 compared to fiscal year 2014, in both the United States and Canada segments.

In the United States segment, the reduction in retail loan incentive financing offered during fiscal year 2015 resulted in a significant decline in new auto retail loan acquisitions and negatively affected our overall financing penetration rates. The shift toward lease acquisitions resulted in an increase in outstanding operating lease assets of $2.3 billion and a decline in total outstanding retail loans of $1.9 billion during fiscal year 2015.

In the Canada segment, the decline in outstanding retail loans during fiscal year 2015 was primarily due to the effect of foreign currency translation adjustments. Outstanding direct financing lease assets continued to decline and operating lease assets continued to increase during fiscal year 2015, as the result of the change in the classification of newly acquired leases. Beginning in the second quarter of fiscal year 2014, a portion of newly acquired consumer lease contracts did not qualify for direct financing lease classification and were required to be classified as operating leases. Beginning in the third quarter of fiscal year 2015, all newly acquired leases were classified as operating leases. Outstanding lease asset balances were also negatively affected by foreign currency translation adjustments.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total authorized Honda and Acura dealerships in the United States and/or Canada, as applicable:

	March 31,
	2015	2014	2013
United States Segment
Automobile	28%	29%	27%
Motorcycle	97%	97%	96%
Power equipment and marine engines	23%	24%	25%

Canada Segment
Automobile	35%	34%	33%
Motorcycle	98%	99%	99%
Power equipment and marine engines	97%	93%	99%

Consolidated
Automobile	30%	30%	28%
Motorcycle	97%	97%	96%
Power equipment and marine engines	26%	26%	28%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM product sales in the United States and/or HCI product sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Years ended March 31,
	2015	2014	2013
United States Segment
Automobile	28%	29%	29%
Motorcycle	97%	96%	96%
Power equipment and marine engines	8%	8%	9%

Canada Segment
Automobile	32%	32%	30%
Motorcycle	94%	95%	95%
Power equipment and marine engines	96%	95%	96%

Consolidated
Automobile	29%	30%	29%
Motorcycle	97%	96%	96%
Power equipment and marine engines	10%	10%	11%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	March 31,			March 31,
	2015	2014	2013	2015	2014	2013
	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,255	$2,491	$2,431	90	100	92
Motorcycle	683	701	641	103	107	98
Power equipment and marine engines	62	66	71	66	66	70
Total wholesale flooring loans	$3,000	$3,258	$3,143	259	273	260
Commercial loans	$748	$572	$431

Canada Segment
Wholesale flooring loans:
Automobile	$354	395	$505	15	15	17
Motorcycle	75	82	85	11	11	11
Power equipment and marine engines	29	32	39	28	27	29
Total wholesale flooring loans	$458	$509	$629	54	53	57
Commercial loans	$50	$32	$5

Consolidated
Wholesale flooring loans:
Automobile	$2,609	$2,886	$2,936	105	115	109
Motorcycle	758	783	726	114	118	109
Power equipment and marine engines	91	98	110	94	93	99
Total wholesale flooring loans	$3,458	$3,767	$3,772	313	326	317
Commercial loans	$798	$604	$436

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

In the United States segment, the average outstanding balance of wholesale flooring loans declined during fiscal year 2015 compared to fiscal year 2014 due to a slight decline in auto flooring penetration rates. The average outstanding balance of commercial loans increased during fiscal year 2015 compared to fiscal year 2014 which contributed to the overall increase in revenue from dealer loans. In the Canada segment, the decline in outstanding dealer loans during fiscal year 2015 was primarily due to the effect of foreign currency translation adjustments.

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

The following table provides information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the years ended March 31,
	2015	2014	2013
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$89	$80	$146
Provision for credit losses	86	111	30
Charge-offs, net of recoveries	(98)	(102)	(96)
Allowance for credit losses at end of period	$77	$89	$80
Allowance as a percentage of ending receivable balance (1)	0.23%	0.25%	0.25%
Charge-offs as a percentage of average receivable balance (1)	0.28%	0.30%	0.30%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$31	$37	$34
As a percentage of ending receivable balance (1), (2)	0.09%	0.10%	0.10%
Operating leases:
Early termination loss on operating leases	$35	$32	$58
Provision for past due operating lease rental payments (3)	17	17	14

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$11	$13	$16
Provision for credit losses	11	11	10
Charge-offs, net of recoveries	(11)	(12)	(13)
Effect of translation adjustment	(2)	(1)	-
Allowance for credit losses at end of period	$9	$11	$13
Allowance as a percentage of ending receivable balance (1)	0.16%	0.16%	0.17%
Charge-offs as a percentage of average receivable balance (1)	0.17%	0.16%	0.17%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$6	$6	$4
As a percentage of ending receivable balance (1), (2)	0.11%	0.08%	0.06%
Operating leases:
Early termination loss on operating leases	$2	$1	$-
Provision for past due operating lease rental payments (3)	-	-	-

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$100	$93	$162
Provision for credit losses	97	122	40
Charge-offs, net of recoveries	(109)	(114)	(109)
Effect of translation adjustment	(2)	(1)	-
Allowance for credit losses at end of period	$86	$100	$93
Allowance as a percentage of ending receivable balance (1)	0.22%	0.24%	0.23%
Charge-offs as a percentage of average receivable balance (1)	0.26%	0.27%	0.28%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$37	$43	$38
As a percentage of ending receivable balance (1), (2)	0.10%	0.10%	0.10%
Operating leases:
Early termination loss on operating leases	$37	$33	$58
Provision for past due operating lease rental payments (3)	17	17	14

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

In the United States segment, the provision for credit losses on our finance receivables was $86 million during fiscal year 2015 compared to $111 million during fiscal year 2014. The decline in the provision was the result of a decline in net charge-offs and a reduction of our allowance for credit losses during fiscal year 2015 as compared to an increase of our allowance for credit losses during fiscal year 2014. We reduced our allowance for credit losses due in part to the decline in retail loan acquisition volumes and outstanding loan balances during fiscal year 2015. During fiscal year 2014, we increased our allowance for credit losses primarily as a result of the significantly higher retail loan acquisitions. Net charge-offs and delinquencies remained near historically low levels during fiscal year 2015. We recognized early termination losses on operating lease assets of $35 million during fiscal year 2015 compared to $32 million during fiscal year 2014. Despite the growth in operating lease assets, losses from lessee defaults continued to remain low during fiscal year 2015 reflecting the credit quality of this portfolio.
In the Canada segment, the provision for credit losses on finance receivables was consistent during fiscal year 2015 compared to fiscal year 2014. Early termination losses on operating leases were $2 million during fiscal year 2015 compared $1 million during fiscal year 2014. The increase was due to the continued increase in outstanding operating lease assets.

Lease Residual Value Risk

Contractual residual values of lease vehicles are determined at lease inception based on expectations of end of term used vehicle values, taking into consideration external industry data and our own historical experience. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealers are sold through online and physical auctions. We are exposed to risk of loss on the disposition of returned lease vehicles when the proceeds from the sale of the vehicles are less than the contractual residual values at the end of the lease term.

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

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. There were no events or circumstances that indicated that the carrying values of our operating leases would not be recoverable during the fiscal years ended March 31, 2015, 2014 and 2013.

The following table summarizes our number of lease terminations and the method of disposition:

	Years ended March 31,
	2015	2014	2013
	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	249	244	226
Sales through auctions and dealer direct programs (3)	93	101	62
Total termination units	342	345	288

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	40	40	43
Sales through auctions and dealer direct programs (3)	6	8	16
Total termination units	46	48	59

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	289	284	269
Sales through auctions and dealer direct programs (3)	99	109	78
Total termination units	388	393	347

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
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

Liquidity and Capital Resources

Our liquidity strategy is to fund current and future obligations through our cash flows from operations and our diversified funding programs in a cost effective manner. Our cash flows are generally impacted by cash requirements related to the volume of finance receivable and operating lease acquisitions and various operating and funding costs incurred, which are largely funded through payments received on our assets and our funding sources outlined below. As noted, the levels of incentive financing sponsored by AHM and HCI can impact our financial results and liquidity from period to period. Increases or decreases in incentive financing programs typically increase or decrease our financing penetration rates, respectively, which result in increased or decreased acquisition volumes and increased or decreased liquidity needs, respectively. At acquisition, we receive the subsidy payments, which reduce the cost of consumer loan and lease contracts acquired, and we recognize such payments as revenue over the term of the loan or lease.

In an effort to minimize liquidity risk and interest rate risk and the resulting negative effects on our margins, results of operations and cash flows, our funding strategy incorporates investor diversification and the utilization of multiple funding sources including commercial paper, medium term notes, bank loans, related party debt and asset-backed securities. This strategy takes into consideration factors such as the interest rate environment, domestic and foreign capital market conditions, maturity profiles, and economic conditions. We believe that our funding sources, combined with cash provided by operating and investing activities, will provide sufficient liquidity for us to meet our debt service and working capital requirements over the next twelve months.

Summary of Outstanding Debt

The table below presents a summary of our outstanding debt by various funding sources:

				Weighted average
				contractual interest rate
	March 31,			March 31,
	2015	2014	2013	2015	2014	2013
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$3,503	$2,927	$3,805	0.19%	0.15%	0.20%
Related party debt	1,915	3,225	3,246	0.17%	0.14%	0.17%
Bank loans	6,290	5,389	5,389	0.73%	0.71%	1.07%
Private U.S. MTN program	7,458	12,901	13,433	2.45%	1.85%	2.36%
Public U.S. MTN program	10,938	3,736	-	1.09%	1.08%	-
Euro MTN programme	1,866	3,788	3,440	1.30%	2.52%	3.53%
Total unsecured debt	31,970	31,966	29,313
Secured debt	7,315	8,062	7,281	0.73%	0.65%	0.74%
Total debt	$39,285	$40,028	$36,594

Canada Segment
Unsecured debt:
Commercial paper	$1,084	$1,260	$899	0.96%	1.15%	1.17%
Related party debt	1,577	1,538	1,474	1.14%	1.27%	1.29%
Bank loans	1,002	1,150	1,253	1.54%	1.80%	2.38%
Other debt	1,691	1,490	1,571	1.85%	2.12%	4.03%
Total unsecured debt	5,354	5,438	5,197
Secured debt	50	168	358	1.30%	1.52%	1.52%
Total debt	$5,404	$5,606	$5,555

Consolidated
Unsecured debt:
Commercial paper	$4,587	$4,187	$4,704	0.37%	0.45%	0.39%
Related party debt	3,492	4,763	4,720	0.61%	0.51%	0.52%
Bank loans	7,292	6,539	6,642	0.84%	0.90%	1.32%
Private U.S. MTN program	7,458	12,901	13,433	2.45%	1.85%	2.36%
Public U.S. MTN program	10,938	3,736	-	1.09%	1.08%	-
Euro MTN programme	1,866	3,788	3,440	1.30%	2.52%	3.53%
Other debt	1,691	1,490	1,571	1.85%	2.12%	4.03%
Total unsecured debt	37,324	37,404	34,510
Secured debt	7,365	8,230	7,639	0.74%	0.67%	0.78%
Total debt	$44,689	$45,634	$42,149

Commercial Paper

As of March 31, 2015, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.6 billion). The commercial paper programs are supported by committed lines of credit totaling approximately $8.3 billion. See “—Credit Agreements” below. Interest rates on the commercial paper are fixed at the time of issuance. During fiscal year 2015, consolidated commercial paper month-end outstanding principal balances ranged from approximately $3.5 billion to $6.7 billion and the outstanding daily balance averaged $5.4 billion.

Related Party Debt

AHFC routinely issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. HCFI routinely issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 150 days. During fiscal year 2015, the consolidated related party debt month-end principal balances ranged from approximately $3.5 billion to $5.1 billion and the outstanding daily balance averaged $4.7 billion.

Bank Loans

During fiscal year 2015, AHFC entered into floating interest rate term loan agreements for $1.3 billion and HCFI did not enter into any bank loan agreements. As of March 31, 2015, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from approximately $39 million to $600 million. As of March 31, 2015, the remaining maturities of all bank loans outstanding ranged from 172 days to approximately 4.8 years. The weighted average remaining maturities on all bank loans was 2.3 years as of March 31, 2015.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of March 31, 2015, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

Medium Term Note (MTN) Programs

Private U.S. MTN Program

AHFC no longer issues U.S. MTNs under the Rule 144A Private U.S. MTN Program. As of March 31, 2015, the remaining maturities of Private U.S. MTNs outstanding ranged from 70 days to approximately 6.5 years. The weighted average remaining maturities of Private U.S. MTNs was 2.2 years as of March 31, 2015. Interest rates on the Private U.S. MTNs are fixed or floating. Private U.S. MTNs were issued pursuant to the terms of an issuing and paying agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of March 31, 2015, management believes that AHFC was in compliance with all covenants contained in the Private U.S. MTNs.

Public U.S. MTN Program

AHFC is a “well-known seasoned issuer” under SEC rules and issues Public U.S. MTNs pursuant to a registration statement on Form S-3 filed with the SEC. The Public U.S. MTN program is authorized for issuance of MTNs up to a maximum aggregate principal amount of $16.0 billion. The aggregate principal amount of MTNs offered under this program may be increased from time to time. The Public U.S. MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During fiscal year 2015, AHFC issued $8.2 billion aggregate principal amount of Public U.S. MTNs, with original maturities ranging from 1 to 5 years, bearing interest at fixed and floating rates. As of March 31, 2015, the remaining maturities of all Public U.S. MTNs outstanding ranged from 65 days to approximately 5.0 years. The weighted average remaining maturities of all Public U.S. MTNs was 2.2 years as of March 31, 2015.

The Public U.S. MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of March 31, 2015, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. AHFC may reactivate the program in the future. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturity. Since August 8, 2013, AHFC has been the sole issuer under this program. During fiscal year 2015, AHFC did not issue any Euro MTNs. As of March 31, 2015, the remaining maturities of all Euro MTNs outstanding ranged from 20 days to approximately 7.9 years. The weighted average remaining maturities of all Euro MTNs was 2.7 years as of March 31, 2015.

Interest rates on the Euro MTNs are fixed or floating. Euro MTNs are issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2015, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

Details of our outstanding Euro MTNs by currency is as follows:

	March 31,
	2015		2014		2013
	(U.S. dollars in millions)
U.S. dollar	$793	42%	$942	25%	$813	24%
Japanese yen	271	15%	373	10%	515	15%
Euro	802	43%	2,473	65%	2,112	61%
Total	$1,866	100%	$3,788	100%	$3,440	100%

Other Debt

HCFI issues privately placed Canadian dollar denominated notes. During fiscal year 2015, HCFI issued C$800 million ($631 million) of these notes with original maturities of 2.5 years to 4.5 years. As of March 31, 2015, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 247 days to approximately 4.4 years. The weighted average remaining maturities of these notes was 2.8 years as of March 31, 2015.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2015, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

During the fiscal year ended March 31, 2015, we issued notes through asset-backed securitizations totaling $4.3 billion, which were secured by consumer finance receivables with an initial principal balance of $4.4 billion.

Asset-Backed Conduits

In September 2010, we entered into a receivables loan agreement with a bank-sponsored asset-backed commercial paper conduit to allow us access to additional secured funding. Under this agreement, we would transfer finance receivables to funding agents as collateral for debt issued by the funding agents who are contractually committed, at our option, to make advances to us of up to $500 million. This agreement was amended in September 2014 and expires in September 2015. As of March 31, 2015, we had no amounts outstanding under this agreement. Our ability to obtain funding under this agreement is subject to us having a sufficient amount of assets eligible and any unused portion of this commitment may be terminated if the performance of the underlying assets deteriorates beyond specified levels.

Credit Agreements

We maintain committed lines of credit with various financial institutions. These credit agreements are primarily in place to support our commercial paper programs. If these lines were used, it would be in the form of short-term notes.

AHFC maintains a $3.5 billion 364 day credit agreement, as amended, which expires on March 4, 2016, and a $3.5 billion five year credit agreement, as amended, which expires on March 7, 2020. At March 31, 2015, no amounts were outstanding or repaid under the AHFC credit agreements. AHFC intends to renew or replace the credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$1.6 billion ($1.3 billion) credit agreement, as amended, which provides that HCFI may borrow up to C$800 million ($631 million) on a one year and five-year revolving basis. The one year tranche of the credit agreement terminates on March 24, 2016 and the five year tranche of the credit agreement expires on March 24, 2020. At March 31, 2015, no amounts were outstanding or repaid under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require us to maintain a positive consolidated tangible net worth. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Agreement or the HMC-HCFI Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of March 31, 2015, management believes that AHFC and HCFI were in compliance with all covenants contained in the credit agreements.

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

●

cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

●

ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective keep well agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of March 31, 2015 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of approximately $17 million, $16 million and $15 million during fiscal years 2015, 2014 and 2013, respectively, pursuant to this support compensation agreement.

For additional information, refer to “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and AHFC Keep Well Agreement” and “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and HCFI Keep Well Agreement.”

Indebtedness of Consolidated Subsidiaries

As of March 31, 2015, AHFC and its consolidated subsidiaries had approximately $53.6 billion of outstanding indebtedness and other liabilities, including current liabilities, of which approximately $13.6 billion consisted of indebtedness and liabilities of our consolidated subsidiaries, and none of AHFC’s consolidated subsidiaries had outstanding any preferred equity.

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

All derivative financial instruments are recorded on our consolidated balance sheet as assets or liabilities, and carried at fair value. Changes in the fair value of derivatives are recognized in our consolidated statements of income in the period of the change. Since we do not elect to apply hedge accounting, the impact to earnings resulting from these valuation adjustments as reported under GAAP is not representative of our result of operations as evaluated by management. Realized gains and losses on derivative instruments, net of realized gains and losses on foreign currency denominated debt, are included in the measure of net revenues when we evaluate segment performance. Refer to Note 15—Segment Information of Notes to Consolidated Financial Statements for additional information about segment information and Note 5—Derivative Instruments of Notes to Consolidated Financial Statements for additional information on derivative instruments.

Off-Balance Sheet Arrangements

We are not a party to off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, by fiscal year payment period, as of March 31, 2015.

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
	(U.S. dollars in millions)
Debt obligations (1)	$44,760	$19,363	$10,630	$6,852	$2,872	$4,018	$1,025
Interest payments on debt (2)	1,371	447	352	259	186	87	40
Operating lease obligations	51	8	7	7	6	6	17
Total	$46,182	$19,818	$10,989	$7,118	$3,064	$4,111	$1,082

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of March 31, 2015.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of March 31, 2015.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the fiscal year ended March 31, 2015, our provision for credit losses would have increased by approximately $20 million. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve month period ended March 31, 2015, we would have recognized an additional $9 million in early termination losses in our consolidated statement of income during the period.

Determination of Lease Residual Values

Contractual residual values of lease vehicles are determined at lease inception based on expectations of end of term used vehicle values, taking into consideration external industry data and our own historical experience. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealer are sold through online and physical auctions. We are exposed to risk of loss on the disposition of returned lease vehicles when the proceeds from the sale of the vehicles are less than the contractual residual values at the end of lease term. We assess our estimates for end of term market values of the leased vehicles, at minimum, on a quarterly basis. The primary factors affecting the estimates are the percentage of leased vehicles that we expect to be returned by the lessee at the end of lease term and the expected loss severity. Factors considered in this evaluation include, among other factors, economic conditions, historical trends and market information on new and used vehicles.

For operating leases, adjustments to estimated residual values are made on a straight-line basis over the remaining term of the lease and are included as depreciation expense. For direct financing leases, downward adjustments for declines in estimated residual values deemed to be other-than-temporary are recognized as a loss on lease residual values in the period in which the estimate changed.

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of March 31, 2015 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $42 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $6 million in depreciation expense, which would be recognized over the remaining lease terms. Similarly, if the future estimated auction values were to decrease by $100 per unit and future return rates were to increase by one percentage point from our current estimates for all direct financing leases as of March 31, 2015, we would have recognized an increase of approximately $1 million and less than $1 million in losses on lease residual values, respectively. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of March 31, 2015. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Our financial condition, cash flows, and results of operations depend on the extent to which we effectively identify and manage these risks. The principal types of risk to our business include:

●

Interest rate risk arising from changes in interest rates related to our funding, investing, and cash management activities. Our assets consist primarily of fixed rate receivables and operating lease assets, however, our liabilities consist of both floating and fixed rate debt. We utilize interest rate and basis swaps to mitigate the impact of interest rate movements on our cash flows and net interest margins.

●

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

●

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

To provide a quantitative measure of the sensitivity of interest rate movements on our pre-tax cash flows, we have estimated the effect of a hypothetical 100 basis point increase and decrease to benchmark interest rates on our floating rate financial instruments for the 12 month periods ending March 31, 2016 and 2015 below. Our estimates were based upon our existing receivables, debt, and derivatives as of March 31, 2015 and 2014. We do not include any assumptions for reinvestment of maturing assets and refinancing of maturing debt. The estimates for a 100 basis point decrease assume that rates cannot fall below zero percent.

	Impact on pre-tax cash flows for the 12 months ending March 31,
Hypothetical change in interest rate	2016	2015
100 basis point increase	$37 million increase	$45 million increase
100 basis point decrease	$27 million decrease	$30 million decrease

The net positive impact on pre-tax cash flows of a hypothetical increase in interest rates was lower for the period ending March 31, 2016 compared to the period ending March 31, 2015 due to an increase in pay float instruments. The increase in pay float instruments did not impact the pre-tax cash flows of a hypothetical decrease in interest rates as significantly due to our assumption that rates cannot fall below zero percent.

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

Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2015.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC applicable to non-accelerated filers.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  14. Principal Accounting Fees and Services

The following table represents aggregate costs for fees and services provided to us by our independent registered public accounting firm, KPMG LLP.

	Years ended March 31,
	2015	2014
	(U.S. dollars in thousands)
Audit fees	$7,387	$6,914
Audit-related fees	213	236
Tax fees	-	-
All other fees	-	-
Total fees	$7,600	$7,150

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

Dated: June 26, 2015

AMERICAN HONDA FINANCE CORPORATION
By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hideo Moroe	President and Director (Principal Executive Officer)	June 26, 2015
Hideo Moroe
/s/ Shinji Kubaru	Vice President, Treasurer and Director (Principal Financial Officer)	June 26, 2015
Shinji Kubaru
/s/ Paul C. Honda	Vice President and Assistant Secretary (Principal Accounting Officer)	June 26, 2015
Paul C. Honda
/s/ David W. Paul	Senior Vice President, Risk Management Officer and Director	June 26, 2015
David W. Paul
/s/ Takuji Yamada	Chairman and Director	June 26, 2015
Takuji Yamada
Director
John Mendel
Director
Kohei Takeuchi

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

For the fiscal year ended March 31, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors

American Honda Finance Corporation:

We have audited the accompanying consolidated balance sheets of American Honda Finance Corporation, a wholly owned subsidiary of American Honda Motor Co., Inc., and subsidiaries (the Company), as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended March 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Honda Finance Corporation and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

June 26, 2015

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share amounts)

	March 31,
	2015	2014
Assets
Cash and cash equivalents	$634	$138
Finance receivables, net	38,464	41,700
Investment in operating leases, net	24,439	21,230
Due from Parent and affiliated companies	104	109
Income taxes receivable	66	91
Vehicles held for disposition	138	133
Other assets	723	736
Derivative instruments	237	264
Total assets	$64,805	$64,401
Liabilities and Equity
Debt	$44,689	$45,634
Due to Parent and affiliated companies	71	95
Accrued interest expense	93	127
Income taxes payable	-	21
Deferred income taxes	7,145	6,664
Other liabilities	1,246	1,255
Derivative instruments	371	212
Total liabilities	53,615	54,008
Commitments and contingencies
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of March 31, 2015 and 2014	1,366	1,366
Retained earnings	9,248	8,306
Accumulated other comprehensive income/(loss)	(75)	27
Total shareholder’s equity	10,539	9,699
Noncontrolling interest in subsidiary	651	694
Total equity	11,190	10,393
Total liabilities and equity	$64,805	$64,401

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 10 for additional information.

	March 31,
	2015	2014
Finance receivables, net	$7,354	$8,177
Vehicles held for disposition	3	4
Other assets	270	277
Total assets	$7,627	$8,458

Secured debt	$7,365	$8,230
Accrued interest expense	2	2
Total liabilities	$7,367	$8,232

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions)

	Years ended March 31,
	2015	2014	2013
Revenues:
Direct financing leases	$135	$188	$218
Retail	1,266	1,368	1,426
Dealer	118	116	108
Operating leases	4,842	4,314	4,008
Total revenues	6,361	5,986	5,760
Depreciation on operating lease	3,838	3,408	3,038
Interest expense	580	637	806
Net revenues	1,943	1,941	1,916
Gain on disposition of lease vehicles	37	37	59
Other income	98	116	118
Total net revenues	2,078	2,094	2,093
Expenses:
General and administrative expenses	398	387	365
Provision for credit losses	114	139	54
Early termination loss on operating leases	37	33	58
Loss on lease residual values	4	4	9
(Gain)/Loss on derivative instruments	326	(25)	143
(Gain)/Loss on foreign currency revaluation of debt	(353)	111	(188)
Total expenses	526	649	441
Income before income taxes	1,552	1,445	1,652
Income tax expense	560	489	650
Net income	992	956	1,002
Less: Net income attributable to noncontrolling interest	50	72	61
Net income attributable to American Honda Finance Corporation	$942	$884	$941

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in millions)

	Years ended March 31,
	2015	2014	2013
Net income	$992	$956	$1,002
Other comprehensive loss:
Foreign currency translation adjustment	(195)	(117)	(27)
Comprehensive income	797	839	975
Less: Comprehensive income/(loss) attributable to noncontrolling interest	(43)	16	48
Comprehensive income attributable to American Honda Finance Corporation	$840	$823	$927

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	income/(loss)	stock	interest
Balance at March 31, 2012	$8,615	$6,481	$102	$1,366	$666
Net income	1,002	941	-	-	61
Other comprehensive loss	(27)	-	(14)	-	(13)
Balance at March 31, 2013	$9,590	$7,422	$88	$1,366	$714
Net income	956	884	-	-	72
Other comprehensive loss	(117)	-	(61)		(56)
Dividends declared to noncontrolling interest	(36)	-	-	-	(36)
Balance at March 31, 2014	$10,393	$8,306	$27	$1,366	$694
Net income	992	942	-	-	50
Other comprehensive loss	(195)	-	(102)	-	(93)
Balance at March 31, 2015	$11,190	$9,248	$(75)	$1,366	$651

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Years ended March 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$992	$956	$1,002
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(189)	(37)	286
Loss on lease residual values and provision for credit losses	118	143	63
Early termination loss on operating leases	37	33	58
Depreciation and amortization	3,843	3,415	3,044
Accretion of unearned subsidy income	(1,077)	(1,039)	(1,005)
Amortization of deferred dealer participation and IDC	336	336	346
Gain on disposition of lease vehicles and fixed assets	(37)	(37)	(60)
Deferred income tax expense	513	51	285
Changes in operating assets and liabilities:
Income taxes receivable/payable	1	15	(51)
Other assets	(23)	(108)	(25)
Accrued interest/discounts on debt	41	28	18
Other liabilities	45	84	119
Due to/due from Parent and affiliated companies	(21)	(9)	20
Net cash provided by operating activities	4,579	3,831	4,100
Cash flows from investing activities:
Finance receivables acquired	(16,115)	(21,147)	(18,655)
Principal collected on finance receivables	18,025	17,965	17,464
Net change in wholesale loans	239	(42)	(926)
Purchase of operating lease vehicles	(13,826)	(11,523)	(9,801)
Disposal of operating lease vehicles	6,236	6,041	5,002
Cash received for unearned subsidy income	1,222	1,149	1,001
Other investing activities, net	(9)	(52)	(13)
Net cash used in investing activities	(4,228)	(7,609)	(5,928)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	39,823	41,902	34,642
Paydown of commercial paper	(39,260)	(42,326)	(33,511)
Proceeds from issuance of related party debt	40,144	45,267	44,798
Paydown of related party debt	(41,179)	(45,093)	(44,788)
Proceeds from issuance of medium term notes and other debt	10,166	9,840	7,189
Paydown of medium term notes and other debt	(8,669)	(6,384)	(7,312)
Proceeds from issuance of secured debt	4,238	5,735	5,722
Paydown of secured debt	(5,108)	(5,139)	(4,925)
Dividend paid	-	(34)	-
Net cash provided by financing activities	155	3,768	1,815
Effect of exchange rate changes on cash and cash equivalents	(10)	(1)	1
Net increase/(decrease) in cash and cash equivalents	496	(11)	(12)
Cash and cash equivalents at beginning of year	138	149	161
Cash and cash equivalents at end of year	$634	$138	$149
Supplemental disclosures of cash flow information:
Interest paid	$575	$654	$801
Income taxes paid	51	445	419

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

The consolidated financial statements include the accounts of AHFC and its subsidiaries. All subsidiaries are wholly owned, except for HCFI, which is majority-owned (52.33% as of March 31, 2015 and 2014).

The Company also consolidates variable interest entities (VIEs) where the Company is the primary beneficiary. All consolidated VIEs are statutory trusts formed by the Company to accommodate securitization structures.

All significant intercompany balances and transactions have been eliminated upon consolidation.

The Company reclassified certain prior period amounts in the consolidated financial statements to conform to current year presentation.

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

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. As of March 31, 2015 and 2014, all finance receivables were classified as held-for-investment and reported at amortized cost.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(h)	Determination of Lease Residual Values

Contractual residual values of lease vehicles are determined at lease inception based on expectations of end of term used vehicle values, taking into consideration external industry data and the Company’s own historical experience. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealers are sold through online and physical auctions. The Company is exposed to risk of loss on the disposition of returned lease vehicles when the proceeds from the sale of the vehicles are less than the contractual residual values at the end of lease term. The Company assesses the estimated end of term market values of the lease vehicles, at minimum, on a quarterly basis. The primary factors affecting the estimates are the percentage of leased vehicles the Company expects to be returned by the lessee at the end of lease term and the expected loss severity. Factors considered in this evaluation include, among other factors, economic conditions, historical trends, and market information on new and used vehicles.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

All derivative financial instruments are recorded on the consolidated balance sheets at fair value. Beginning March 31, 2015, the Company elected to present derivative instruments in the Company’s consolidated balance sheets on a gross basis rather than on a net basis by counterparty. Refer to Note 5 for additional information. Except in very limited circumstances involving counterparties with consolidated securitization trusts, the Company generally has not entered into credit support (collateral) agreements with its counterparties. Changes in the fair value of derivatives are recognized in earnings in the period of the change.

(o)	Recently Adopted Accounting Standards

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Under the amendments in this update, all reporting entities are within the scope of Subtopic 810-10, Consolidation—Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The amendments are effective for the Company beginning in fiscal year 2016. The Company is currently assessing the impact on the consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments are effective for the Company beginning on April 1, 2016, with early adoption permitted. The adoption of this new standard is not expected to have a material impact on the consolidated financial statements.

(2)	Finance Receivables

Finance receivables consisted of the following:

	March 31, 2015
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$1,956	$32,792	$4,256	$39,004
Allowance for credit losses	(2)	(84)	-	(86)
Write-down of lease residual values	(13)	-	-	(13)
Unearned interest income and fees	(64)	-	-	(64)
Deferred dealer participation and IDC	3	390	-	393
Unearned subsidy income	(80)	(690)	-	(770)
	$1,800	$32,408	$4,256	$38,464

	March 31, 2014
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$2,997	$35,045	$4,372	$42,414
Allowance for credit losses	(4)	(95)	(1)	(100)
Write-down of lease residual values	(21)	-	-	(21)
Unearned interest income and fees	(114)	-	-	(114)
Deferred dealer participation and IDC	7	428	-	435
Unearned subsidy income	(143)	(771)	-	(914)
	$2,722	$34,607	$4,371	$41,700

Finance receivables include retail loans with principal balances of $7.4 billion and $8.3 billion as of March 31, 2015 and 2014, respectively, that have been sold for legal purposes in securitization transactions that do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 10 for additional information.

Contractual maturities of direct financing lease and retail loans at March 31, 2015 were as follows:

	Lease	Retail
	(U.S. dollars in millions)
Year ending March 31:
2016	$678	$10,201
2017	625	8,715
2018	354	6,798
2019	218	4,460
2020	81	2,069
Thereafter	-	549
Total	$1,956	$32,792

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The uninsured portions of the lease residual values were $298 million and $433 million at March 31, 2015 and 2014, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $23 million, $26 million and $22 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

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

There were no modifications to dealer loans that constituted troubled debt restructurings during the fiscal years ended March 31, 2015 and 2014. Dealer loans totaling $7 million were modified during the fiscal year ended March 31, 2013 that constituted troubled debt restructurings. No impairment losses were recognized as the modifications extended the maturity of the loans and did not involve a reduction of principal, accrued interest, or stated interest rates. The period of deferral was considered to be more than insignificant and the interest rates were not adjusted to reflect the extension in maturities.

The Company generally does not grant concessions on consumer finance receivables that are considered to be troubled debt restructurings other than modifications of retail loans in reorganization proceeding pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the fiscal years ended March 31, 2015, 2014 and 2013. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered to be troubled debt restructurings since the deferrals are deemed to be insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Year ended March 31, 2015
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance	$4	$95	$1	$100
Provision	3	92	2	97
Charge-offs	(5)	(185)	(3)	(193)
Recoveries	1	83	-	84
Effect of translation adjustment	(1)	(1)	-	(2)
Ending balance	$2	$84	$-	$86
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	2	84	-	86
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$8	$8
Collectively evaluated for impairment	1,815	32,492	4,248	38,555

	Year ended March 31, 2014
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance	$5	$88	$-	$93
Provision	3	117	2	122
Charge-offs	(5)	(200)	(1)	(206)
Recoveries	1	91	-	92
Effect of translation adjustment	-	(1)	-	(1)
Ending balance	$4	$95	$1	$100
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$1	$1
Collectively evaluated for impairment	4	95	-	99
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$9	$9
Collectively evaluated for impairment	2,747	34,702	4,363	41,812

	Year ended March 31, 2013
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance	$6	$155	$1	$162
Provision	4	35	1	40
Charge-offs	(6)	(200)	(2)	(208)
Recoveries	1	98	-	99
Effect of translation adjustment	-	-	-	-
Ending balance	$5	$88	$-	$93
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	5	88	-	93
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$17	$17
Collectively evaluated for impairment	3,399	32,026	4,191	39,616

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 – 59 days	60 – 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
March 31, 2015
Retail loans:
New auto	$141	$17	$6	$164	$28,017	$28,181
Used and certified auto	46	6	2	54	3,234	3,288
Motorcycle and other	9	3	1	13	1,010	1,023
Total retail	196	26	9	231	32,261	32,492
Direct financing lease	8	1	1	10	1,805	1,815
Dealer loans:
Wholesale flooring	1	-	-	1	3,457	3,458
Commercial loans	-	-	-	-	798	798
Total dealer loans	1	-	-	1	4,255	4,256
Total finance receivables	$205	$27	$10	$242	$38,321	$38,563

March 31, 2014
Retail loans:
New auto	$140	$18	$6	$164	$29,611	$29,775
Used and certified auto	54	7	2	63	3,837	3,900
Motorcycle and other	10	3	2	15	1,012	1,027
Total retail	204	28	10	242	34,460	34,702
Direct financing lease	10	2	1	13	2,734	2,747
Dealer loans:
Wholesale flooring	1	-	2	3	3,765	3,768
Commercial loans	-	-	-	-	604	604
Total dealer loans	1	-	2	3	4,369	4,372
Total finance receivables	$215	$30	$13	$258	$41,563	$41,821

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

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
March 31, 2015
Performing	$28,158	$3,280	$1,019	$1,813	$34,270
Nonperforming	23	8	4	2	37
Total	$28,181	$3,288	$1,023	$1,815	$34,307

March 31, 2014
Performing	$29,751	$3,891	$1,022	$2,744	$37,408
Nonperforming	24	9	5	3	41
Total	$29,775	$3,900	$1,027	$2,747	$37,449

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

	March 31,
	2015			2014
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$2,281	$564	$2,845	$2,319	$355	$2,674
Group B	1,177	234	1,411	1,449	249	1,698
Total	$3,458	$798	$4,256	$3,768	$604	$4,372

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	March 31,
	2015	2014
	(U.S. dollars in millions)
Operating lease vehicles	$30,288	$26,274
Accumulated depreciation	(5,070)	(4,500)
Deferred dealer participation and IDC	98	88
Unearned subsidy income	(819)	(576)
Estimated early termination losses	(58)	(56)
	$24,439	$21,230

The Company recognized $37 million, $33 million and $58 million of estimated early termination losses due to lessee defaults for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. Actual net losses realized for the fiscal years ended March 31, 2015, 2014 and 2013 totaled $35 million, $37 million and $31 million, respectively.

Included in the provision for credit losses for the fiscal years ended March 31, 2015, 2014 and 2013 are provisions related to past-due receivables on operating leases in the amounts of $17 million, $17 million and $14 million, respectively.

The Company did not recognize impairment losses during the fiscal years ended March 31, 2015, 2014 and 2013 since there were no events or circumstances which indicated that the carrying values of operating leases would not be recoverable.

Future minimum rental payments for operating leases at March 31, 2015 were as follows (U.S. dollars in millions):

Year ending March 31:
2016	$4,108
2017	2,807
2018	1,092
2019	163
2020	30
Total	$8,200

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

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$4,587	$4,187	0.37%	0.45%	0.15 - 1.33%	0.11 - 1.25%
Related party debt	3,492	4,763	0.61%	0.51%	0.16 - 1.30%	0.14 - 1.28%
Bank loans	7,292	6,539	0.84%	0.90%	0.61 - 1.73%	0.58 - 1.99%
Private U.S. MTN program	7,458	12,901	2.45%	1.85%	0.64 - 7.63%	0.23 - 7.63%
Public U.S. MTN program	10,938	3,736	1.09%	1.08%	0.25 - 2.25%	0.23 - 2.13%
Euro MTN programme	1,866	3,788	1.30%	2.52%	0.15 - 2.23%	0.22 - 5.50%
Other debt	1,691	1,490	1.85%	2.12%	1.40 - 2.35%	1.68 - 2.35%
Total unsecured debt	37,324	37,404
Secured debt	7,365	8,230	0.74%	0.67%	0.19 - 1.46%	0.19 - 1.80%
Total debt	$44,689	$45,634

As of March 31, 2015, the outstanding principal balance of long-term debt with floating interest rates totaled $12.6 billion and long-term debt with fixed interest rates totaled $21.0 billion. As of March 31, 2014, the outstanding principal balance of long-term debt with floating interest rates totaled $12.5 billion and long-term debt with fixed interest rates totaled $21.4 billion.

The Company’s secured debt is amortizing and unsecured debt is nonamortizing. Scheduled and projected maturities of the Company’s debt at March 31, 2015 are summarized below:

	2016	2017	2018	2019	2020	Thereafter	Total
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$4,589	$-	$-	$-	$-	$-	$4,589
Related party debt	3,492	-	-	-	-	-	3,492
Bank loans	1,355	3,295	658	500	1,497	-	7,305
Private U.S. MTN program	2,020	2,500	1,250	700	-	1,000	7,470
Public U.S. MTN program	2,625	2,590	3,350	1,000	1,400	-	10,965
Euro MTN programme	744	35	100	160	806	25	1,870
Other debt	236	-	631	512	315	-	1,694
Total unsecured debt	15,061	8,420	5,989	2,872	4,018	1,025	37,385
Secured debt (1)	4,302	2,210	863	-	-	-	7,375
Total debt (2)	$19,363	$10,630	$6,852	$2,872	$4,018	$1,025	44,760
			Unamortized discounts/fees				(71)
			Total debt				$44,689

(1)	Projected repayment schedule of secured debt. Reflects payment performance assumptions on underlying receivables.
(2)	Principal amounts.

Commercial Paper

As of March 31, 2015 and 2014, the Company had commercial paper programs that provide the Company with available funds of up to $8.6 billion and $8.5 billion, respectively, at prevailing market interest rates for periods up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Outstanding commercial paper averaged $5.4 billion and $4.8 billion during fiscal years 2015 and 2014, respectively. The maximum balance outstanding at any month-end during fiscal years 2015 and 2014 was $6.7 billion and $6.1 billion, respectively.

As of March 31, 2015, the Company had available committed lines of credit totaling $8.3 billion, which expire at various times through March 2020. Committed lines of credit are primarily in place to support the Company’s commercial paper programs. If these lines were used, it would be in the form of short-term notes. The Company expensed commitment fees of $6 million, $7 million and $8 million during the fiscal years ended March 31, 2015, 2014 and 2013, respectively, in general and administrative expenses. As of March 31, 2015 and 2014, there were no amounts outstanding under these lines.

Related Party Debt

AHFC routinely issues fixed rate short-term notes to AHM to help fund AHFC’s general corporate operations. The Company incurred interest expense on these notes totaling approximately $4 million, $5 million and $6 million during the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

HCFI routinely issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. The Company incurred interest expense on these notes totaling $22 million, $20 million and $18 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

Bank Loans

Outstanding bank loans at March 31, 2015 had floating rates and outstanding bank loans at March 31, 2014 had either fixed or floating rates. Outstanding bank loans have prepayment options. No outstanding bank loans as of March 31, 2015 and 2014 were supported by the Keep Well Agreements with HMC described in Note 6.

Medium Term Note (MTN) Programs

Private U.S. MTN Program

AHFC no longer issues U.S. MTNs under the Rule 144A Private U.S. MTN Program. Notes outstanding under the Private U.S. MTN Program as of March 31 2015 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars.

Public U.S. MTN Program

The Public U.S. MTN Program is authorized for the issuance of MTNs up to a maximum aggregate principal amount of $16.0 billion. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under this program as of March 31, 2015 were both short-term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. AHFC may reactivate the program in the future. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program are long-term as of March 31, 2015 with either fixed or floating interest rates, and denominated in U.S. dollars, Japanese Yen, or Euros.

The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.

Other Debt

The outstanding balances as of March 31, 2015 and 2014 represent private placement debt issuances by HCFI denominated in Canadian dollars, with either fixed or floating rates. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6.

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

The notional balances and gross fair values of the Company’s derivatives are presented below. Beginning March 31, 2015, the Company elected to present the derivative instruments in the Company’s consolidated balance sheets on a gross basis rather than on a net basis by counterparty. This policy election amendment was made to be consistent with the Parent Company presentation. The Company reclassified prior period amounts to conform to the current year presentation. Refer to Note 14 regarding the valuation of derivative instruments.

	March 31,
	2015			2014
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$49,216	$236	$115	$46,239	$192	$106
Cross currency swaps	1,385	1	256	2,960	72	106
Gross derivative assets/liabilities		237	371		264	212
Counterparty netting		(97)	(97)		(105)	(105)
Net derivative assets/liabilities		$140	$274		$159	$107

The income statement effect of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Years ended March 31,
	2015	2014	2013
	(U.S. dollars in millions)
Interest rate swaps	$(12)	$(107)	$37
Cross currency swaps	(314)	132	(180)
Total gain/(loss) on derivative instruments	$(326)	$25	$(143)

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies.

	Years ended March 31,
Income statement	2015	2014	2013
	(U.S. dollars in millions)
Revenue:
Subsidy income	$1,065	$1,028	$996
Interest expense:
Related party debt	26	25	24
Other income:
VSC administration fees	95	96	93
General and administrative expenses:
Support Compensation Agreement fees	17	16	15
Benefit plan expenses	8	15	17
Shared services	55	45	44

	March 31,
Balance Sheet	2015	2014
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(756)	$(901)
Investment in operating leases, net:
Unearned subsidy income	(816)	(573)
Due from Parent and affiliated companies	104	109

Liabilities:
Debt:
Related party debt	$3,492	$4,763
Due to Parent and affiliated companies	71	95
Accrued interest expenses:
Related party debt	4	3
Other liabilities:
VSC unearned administrative fees	364	352
Accrued benefit expenses	49	47

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other

The majority of the amounts due from the Parent and affiliated companies at March 31, 2015 and 2014 related to subsidies. The majority of the amounts due to the Parent and affiliated companies at March 31, 2015 and 2014 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

(7)	Income Taxes

The Company’s consolidated income tax expense (benefit) was computed on a modified separate return basis pursuant to the intercompany tax allocation agreement with the Parent and consisted of the following:

	Current	Deferred	Total
	(U.S. dollars in millions)
Year ended March 31, 2015
Federal	$14	$485	$499
State and local	12	11	23
Foreign	21	17	38
	$47	$513	$560
Year ended March 31, 2014
Federal	$340	$(23)	$317
State and local	68	47	115
Foreign	30	27	57
	$438	$51	$489
Year ended March 31, 2013
Federal	$334	$129	$463
State and local	16	112	128
Foreign	15	44	59
	$365	$285	$650

Changes in the allocation of federal tax expense between current and deferred tax expense for the fiscal years ended March 31, 2015, 2014 and 2013, reflect the statutory changes to federal bonus depreciation due to the Tax Increase Prevention Act of 2014, which was signed into law on December 19, 2014, the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013 and the Tax Relief, Unemployment Insurance Reauthorization, and Jobs Creation Act of 2010, which was signed into law on December 17, 2010. Federal bonus depreciation is not available for future years under currently enacted law.

Income taxes differ from the expected income taxes by applying the statutory federal corporate rate of 35% to income before income taxes as follows:

	Years ended March 31,
	2015	2014	2013
	(U.S. dollars in millions)
Computed “expected” income taxes	$543	$506	$578
Foreign tax rate differential	(12)	(17)	(15)
Effect of change in foreign tax rate	-	1	8
Effect of foreign dividends and foreign tax credit	-	6	-
State and local income taxes, net of federal income tax benefit	58	49	68
Change in deduction for qualified domestic production	-	(14)	(3)
Change in estimated state tax rate, net of federal income tax benefit	(27)	13	13
Change in unrecognized tax benefit	(3)	(23)	(2)
Change in prior period deferred taxes	-	(40)	-
Other	1	8	3
Income tax expense	$560	$489	$650

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31,
	2015	2014
	(U.S. dollars in millions)
Deferred tax assets:
State income tax	$243	$247
Receivable valuation	60	62
Accrued postretirement	18	17
State loss carryforwards	56	64
Other assets	70	58
Total gross deferred tax assets	447	448
Less valuation allowance	-	-
Net deferred tax assets	447	448
Deferred tax liabilities:
HCFI leases	241	258
AHFC leases	7,221	6,758
Derivatives	75	44
Securitizations	5	6
Other	50	46
Total gross deferred tax liabilities	7,592	7,112
Net deferred tax liabilities	$7,145	$6,664

The effect of translating HCFI’s net deferred tax liabilities to U.S. dollars upon consolidation resulted in decreases of $32 million, $20 million, and $4 million during the fiscal years ended March 31, 2015, 2014 and 2013, respectively. The translation adjustments have been recognized as a component of other comprehensive income.

Exception to Recognition of Deferred Tax Liabilities

Foreign undistributed earnings are generally subject to U.S. taxation when repatriated and when subject to U.S. taxation may generally be offset by foreign tax credits. To date, the Company has not provided for federal income taxes on its share of the undistributed earnings of its foreign subsidiary, HCFI, that are intended to be indefinitely reinvested outside the United States. At March 31, 2015, 2014 and 2013, $651 million, $612 million and $596 million, respectively, of accumulated undistributed earnings of HCFI were deemed to be so reinvested. If the undistributed earnings as of March 31, 2015 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $152 million. HCFI paid a one-time dividend in the year ending March 31, 2014 and the Company does not expect to repatriate any undistributed earnings in the foreseeable future.

The Company’s tax provision has historically not included U.S. tax on HCFI’s income because this income was active financing income earned and indefinitely reinvested outside the U.S. Therefore, this income has historically only been taxed at the Canada federal and provincial tax rates, with no provision being made for incremental U.S. tax. The lack of U.S. tax on this income has been dependent upon a provision of the U.S. tax law that defers the imposition of U.S. taxes on certain active financing income until that income is repatriated to the U.S. as a dividend. This “active financing exception” was extended retroactively on December 19, 2014, for taxable years beginning after December 31, 2013 through the tax year beginning before January 1, 2015. If the exception is not extended beyond the tax year ending March 31, 2015, the tax expense imposed on AHFC’s active financing income earned outside the U.S. could include a provision for incremental U.S. tax beginning in fiscal year ending March 31, 2016, and accordingly, the tax expense on HCFI’s income could be expected to increase in future years. However, the Company believes that the existing deferred taxes as of March 31, 2015, 2014 and 2013 are properly stated based on enacted law.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

State Loss Carryforwards

Included in the Company’s deferred tax assets are net operating loss (NOL) carryforwards with tax benefits resulting from operating losses incurred in various states in which the Company files tax returns in the amounts of $56 million, $64 million and $70 million at March 31, 2015, 2014 and 2013, respectively. Based on the statutes of each of the applicable states, these NOL carryforwards expire at various times through March 31, 2032.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. The Company considers sources of income, including the reversal of deferred tax liabilities, projected future taxable income, and tax planning considerations in making this assessment. Based upon these factors, the Company believes that it is more likely than not that the deferred tax assets of $447 million and $448 million recognized as of March 31, 2015 and 2014, respectively, will be realized.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended March 31,
	2015	2014	2013
	(U.S. dollars in millions)
Balance, beginning of year	$25	$74	$76
Additions for current year tax positions	-	-	-
Additions for prior year tax positions	4	3	1
Reductions for prior year tax positions	(6)	-	(3)
Settlements	(2)	2	-
Reductions related to a lapse in the statute of limitations	-	(54)	-
Foreign currency translation	-	-	-
Balance, end of year	$21	$25	$74

Included in the balance of unrecognized tax benefits at March 31, 2015, 2014 and 2013 are $18 million, $21 million and $71 million, respectively, the recognition of which would affect the Company’s effective tax rate in future periods. Although it is reasonably possible that the total amounts of unrecognized tax benefits could change within the next twelve months, the Company does not believe such change would be significant. As a result of the above unrecognized tax benefits and various favorable uncertain positions, the Company has recorded a net liability for uncertain tax positions of $18 million and $24 million as of March 31, 2015 and 2014, respectively (Note 12).

The Company recognizes income tax-related interest income, interest expense and penalties as a component of income tax expense. During the fiscal years ended March 31, 2015, 2014 and 2013, the Company recognized interest income in the amounts of $1 million, $7 million and $1 million, respectively, as a component of income tax expense. As a result of settlements during the fiscal years ended March 31, 2015 and March 31, 2014, the Company paid cash of $1 million and received cash of $1 million for interest, respectively. No settlements were made during the fiscal years ended March 31, 2013, and no cash was received. As of March 31, 2015 and 2014, the Company’s consolidated balance sheets reflect accrued interest payable of $2 million and $4 million, respectively.

As of March 31, 2015, the Company is subject to examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 to 2014 with the exception of one state which is subject to examination for returns filed for taxable years ended March 31, 2001 to 2014. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2008 through 2014 federally, and returns filed for the taxable years ended March 31, 2007 through 2014 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

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

The Company participates in defined benefit retirement plans (the Pension Plans) maintained by the Sponsors. The names of the Pension Plans maintained by AHM are the Honda Retirement Plan and the Honda Pension Equalization Plan. The name of the Pension Plan maintained by HCI is the Pension Plan for Associates of Honda Canada Inc. Amendments to the Pension Plans maintained by AHM required all eligible employees to make an election to continue participating in or opt out of the amended Pension Plans. All pension benefits earned as of December 31, 2013 have been retained. Future benefits for those eligible employees electing to continue participating in the Pension Plans were reduced. Employees who elected to opt out of the Pension Plans would receive higher contributions to their defined contribution plans as described below. Employees who commenced service after September 3, 2013 are not be eligible to participate in the Pension Plans maintained by AHM.  Under the amendments to the Pension Plan maintained by HCI, employees who commenced service after January 1, 2014 are not eligible to participate in their Pension Plan. The Company pays for its share of the Pension Plan costs allocated by the Sponsors. The Pension Plans’ expense, included in general and administrative expenses, was $4 million, $11 million and $14 million during the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

The Company participates in other postretirement plans maintained by the Sponsors primarily to provide certain healthcare benefits for retired employees. Substantially all employees become eligible for these benefits if they have met certain age and service requirements at retirement. The Company’s expense for the postretirement plans, included in general and administrative expenses, was $4 million, $4 million and $3 million during the fiscal years ended March 31, 2015, 2014, and 2013, respectively.

The Company participates in a defined contribution savings plan (the Savings Plans) maintained by the Sponsors. These plans allow participants to make contributions subject to Internal Revenue Service or Canada Revenue Agency limits. The Savings Plan administered by AHM was amended to include a service-based contribution based on years of service for eligible employees who elected to opt out of the Pension Plan, increase AHFC’s matching contribution, and additionally contribute a fixed percentage of eligible compensation. The Savings Plan maintained by HCI was amended to include a service-based contribution based on years of service for eligible employees who either elected to opt out of the Pension Plan or commenced service after January 1, 2014. The amendments provide for the contribution of a fixed and matching percentage of eligible compensation. Included in general and administrative expenses were $7 million, $3 million and $2 million for the Company’s contributions to the Savings Plan for the fiscal years ended March 31, 2015, 2014 and 2013.

(9)	Commitments and Contingencies

The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was approximately $11 million for each of the fiscal years ended March 31, 2015, 2014 and 2013. Annual minimum lease commitments attributable to long-term noncancelable operating leases at March 31, 2015 were as follows (U.S. dollars in millions):

Year ending March 31:
2016	$8
2017	7
2018	7
2019	6
2020	6
Thereafter	17
Total	$51

The Company extends commercial revolving lines of credit to automobile dealers to help fund their facilities refurbishment or general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. Maximum commercial revolving lines of credit were $476 million and $283 million as of March 31, 2015 and 2014, respectively, with $261 million and $174 million, respectively, used as of those dates. The Company also has a commitment to lend a total of $67 million to finance the construction of auto dealerships with $38 million of this commitment funded as of March 31, 2015.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Legal Proceedings and Regulatory Matters

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

As previously disclosed, the Consumer Financial Protection Bureau (CFPB), together with the U.S. Department of Justice (the Agencies), have contacted the Company regarding their review of pricing practices by dealers originating retail installment sale contracts for automobiles. The Company has voluntarily provided the information requested and cooperated fully with the investigation. As also previously disclosed, the Company has received a notice that the Agencies have authorized an enforcement action, alleging discrimination in automobile loan pricing to certain borrowers by dealers and alleging the loan pricing disparities were caused by the Company’s business practices related to dealer discretion, and that the Agencies may seek monetary relief and implementation of changes to the Company’s pricing practices and policies, which may affect the Company’s business. The Company has also been informed that the Agencies may defer pursuit of litigation if the Company works with them to seek a voluntary resolution to these allegations. The Company continues to cooperate with the Agencies to find a mutually agreeable resolution. At March 31, 2015, given the current status of discussions with the Agencies, the Company recorded as a loss contingency an amount that was not material to the Company’s consolidated financial condition or results of operations for the year ended March 31, 2015. The Company intends to continue discussions with the Agencies to attempt to achieve a mutually satisfactory resolution to these matters. In addition, the Company also received a subpoena from a state agency requesting information relating to its fair lending laws. The Company is cooperating with this request for information. Management cannot predict the outcome of this inquiry.

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

During the fiscal years ended March 31, 2015 and 2014, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $4.3 billion and $5.8 billion, respectively. The notes were secured by receivables with an initial principal balance of $4.4 billion and $5.9 billion, respectively.

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

	March 31,
	2015	2014
	(U.S. dollars in millions)
Assets:
Finance receivables	$7,444	$8,285
Unamortized costs and subsidy income, net	(79)	(95)
Allowance for credit losses	(11)	(13)
Finance receivables, net	7,354	8,177
Vehicles held for disposition	3	4
Restricted cash (1)	262	267
Accrued interest receivable (1)	8	10
Total assets	$7,627	$8,458
Liabilities:
Secured debt	$7,375	$8,242
Unamortized discounts and fees	(10)	(12)
Secured debt, net	7,365	8,230
Accrued interest expense	2	2
Total liabilities	$7,367	$8,232

(1)	Included with other assets in the Company’s consolidated balance sheets.

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of March 31, 2015 and 2014, AHFC and HCFI had cash collections of $420 million and $444 million, respectively, which were required to be remitted to the trusts.

(11)	Other Assets

Other assets consisted of the following:

	March 31,
	2015	2014
	(U.S. dollars in millions)
Accrued interest and fees	$73	$79
Other receivables	93	98
Deferred expense	169	164
Software, net of accumulated amortization of $135 and $135 as of March 31, 2015 and 2014, respectively	17	10
Property and equipment, net of accumulated depreciation of $16 and $17 as of March 31, 2015 and 2014, respectively	5	6
Restricted cash	262	267
Other	104	112
Total	$723	$736

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $6 million for the year ended March 31, 2015, and $7 million for each of the fiscal years ended March 31, 2014 and 2013.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Other Liabilities

Other liabilities consisted of the following:

	March 31,
	2015	2014
	(U.S. dollars in millions)
Dealer payables	$127	$211
Accounts payable and accrued expenses	249	251
Lease security deposits	55	53
VSC unearned administrative fees (Note 6)	364	352
Unearned income, operating lease	303	270
Uncertain tax positions (Note 7)	18	24
Other	130	94
Total	$1,246	$1,255

(13)	Other Income

Other income consisted of the following:

	Years ended March 31,
	2015	2014	2013
	(U.S. dollars in millions)
VSC administration (Note 6)	$95	$96	$93
Other	3	20	25
Total	$98	$116	$118

(14)	Fair Value Measurements

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015

	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$236	$-	$236
Cross currency swaps	-	1	-	1
Total assets	$-	$237	$-	$237
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$115	$-	$115
Cross currency swaps	-	256	-	256
Total liabilities	$-	$371	$-	$371

	March 31, 2014

	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$192	$-	$192
Cross currency swaps	-	72	-	72
Total assets	$-	$264	$-	$264
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$106	$-	$106
Cross currency swaps	-	106	-	106
Total liabilities	$-	$212	$-	$212

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

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the fiscal years ended March 31, 2015 and 2014. Refer to notes 1(n) and 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment
	(U.S. dollars in millions)
March 31, 2015
Vehicles held for disposition	$-	$-	$97	$97	$14

March 31, 2014
Vehicles held for disposition	$-	$-	$78	$78	$14

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

	March 31, 2015
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$634	$634	$-	$-	$634
Dealer loans, net	4,256	-	-	4,113	4,113
Retail loans, net	32,408	-	-	32,719	32,719
Restricted cash	262	262	-	-	262

Liabilities:
Commercial paper	$4,587	$-	$4,587	$-	$4,587
Related party debt	3,492	-	3,492	-	3,492
Bank loans	7,292	-	7,330	-	7,330
Medium term note programs	20,262	-	20,710	-	20,710
Other debt	1,691	-	1,715	-	1,715
Secured debt	7,365	-	7,377	-	7,377

	March 31, 2014
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$138	$138	$-	$-	$138
Dealer loans, net	4,371	-	-	4,281	4,281
Retail loans, net	34,607	-	-	35,067	35,067
Restricted cash	267	267	-	-	267

Liabilities:
Commercial paper	$4,187	$-	$4,187	$-	$4,187
Related party debt	4,763	-	4,764	-	4,764
Bank loans	6,539	-	6,596	-	6,596
Medium term note programs	20,425	-	20,888	-	20,888
Other debt	1,490	-	1,501	-	1,501
Secured debt	8,230	-	8,263	-	8,263

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

Fair value information presented in the tables above is based on information available at March 31, 2015 and 2014. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Financial information for the Company’s reportable segments for the fiscal years ended or at March 31 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Year ended March 31, 2015
Revenues:
Direct financing leases	$-	$135	$-	$135
Retail	1,104	162	-	1,266
Dealer	103	15	-	118
Operating leases	4,598	244	-	4,842
Total revenues	5,805	556	-	6,361
Depreciation on operating leases	3,637	201	-	3,838
Interest expense	485	95	-	580
Realized (gains)/losses on derivatives and foreign currency denominated debt	(5)	22	(17)	-
Net revenues	1,688	238	17	1,943
Gain on disposition of lease vehicles	30	7	-	37
Other income	96	2	-	98
Total net revenues	1,814	247	17	2,078
Expenses:
General and administrative expenses	346	52	-	398
Provision for credit losses	103	11	-	114
Early termination loss on operating leases	35	2	-	37
Loss on lease residual values	-	4	-	4
(Gain)/Loss on derivative instruments	-	-	326	326
(Gain)/Loss on foreign currency revaluation of debt	-	-	(353)	(353)
Income before income taxes	$1,330	$178	$44	$1,552
March 31, 2015
Total finance receivables	$33,067	$5,397	$-	$38,464
Total operating lease assets	22,790	1,649	-	24,439
Total assets	57,645	7,160	-	64,805

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Year ended March 31, 2014
Revenues:
Direct financing leases	$-	$188	$-	$188
Retail	1,192	176	-	1,368
Dealer	102	14	-	116
Operating leases	4,258	56	-	4,314
Total revenues	5,552	434	-	5,986
Depreciation on operating leases	3,363	45	-	3,408
Interest expense	530	107	-	637
Realized (gains)/losses on derivatives and foreign currency denominated debt	(35)	15	20	-
Net revenues	1,694	267	(20)	1,941
Gain on disposition of lease vehicles	26	11	-	37
Other income	114	2	-	116
Total net revenues	1,834	280	(20)	2,094
Expenses:
General and administrative expenses	331	56	-	387
Provision for credit losses	128	11	-	139
Early termination loss on operating leases	32	1	-	33
Loss on lease residual values	-	4	-	4
(Gain)/Loss on derivative instruments	-	-	(25)	(25)
(Gain)/Loss on foreign currency revaluation of debt	-	-	111	111
Income before income taxes	$1,343	$208	$(106)	$1,445
March 31, 2014
Total finance receivables	$35,028	$6,672	$-	$41,700
Total operating lease assets	20,537	693	-	21,230
Total assets	56,965	7,436	-	64,401

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Year ended March 31, 2013
Revenues:
Direct financing leases	$-	$218	$-	$218
Retail	1,245	181	-	1,426
Dealer	93	15	-	108
Operating leases	4,008	-	-	4,008
Total revenues	5,346	414	-	5,760
Depreciation on operating leases	3,038	-	-	3,038
Interest expense	665	141	-	806
Realized (gains)/losses on derivatives and foreign currency denominated debt	(101)	2	99	-
Net revenues	1,744	271	(99)	1,916
Gain on disposition of lease vehicles	45	14	-	59
Other income	117	1	-	118
Total net revenues	1,906	286	(99)	2,093
Expenses:
General and administrative expenses	307	58	-	365
Provision for credit losses	44	10	-	54
Early termination loss on operating leases	58	-	-	58
Loss on lease residual values	-	9	-	9
(Gain)/Loss on derivative instruments	-	-	143	143
(Gain)/Loss on foreign currency revaluation of debt	-	-	(188)	(188)
Income before income taxes	$1,497	$209	$(54)	$1,652
March 31, 2013
Total finance receivables	$32,182	$7,322	$-	$39,504
Total operating lease assets	19,348	-	-	19,348
Total assets	52,872	7,408	-	60,280

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(U.S. dollars in millions)
Year ended March 31, 2015
Total revenues	$1,550	$1,589	$1,618	$1,604	$6,361
Depreciation on operating leases	903	943	986	1,006	3,838
Interest expense	150	146	142	142	580
Other income	24	24	26	24	98
Total net revenues	547	536	516	479	2,078
Provision for credit losses	21	30	34	29	114
Early termination loss on operating leases	4	14	11	8	37
Net income	294	264	208	226	992
Net income attributable to American Honda Finance Corporation	276	247	194	225	942

Year ended March 31, 2014
Total revenues	$1,466	$1,494	$1,511	$1,515	$5,986
Depreciation on operating leases	808	842	869	889	3,408
Interest expense	175	158	153	151	637
Other income	31	27	29	29	116
Total net revenues	514	527	530	523	2,094
Provision for credit losses	30	35	34	40	139
Early termination loss on operating leases	6	7	15	5	33
Net income	196	225	222	313	956
Net income attributable to American Honda Finance Corporation	175	209	201	299	884

AMERICAN HONDA FINANCE CORPORATION
Exhibit Index

Exhibit Number	Description

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
4.4

Trust Indenture between Honda Canada Finance Inc., as issuer, and BNY Trust Company of Canada (as successor to CIBC Mellon Trust Company), as trustee, dated as of September 26, 2005(3), as supplemented by supplemental indentures from time to time, and the Form of Debenture(4).

4.5(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.6	Form of Fixed Rate Medium-Term Note, Series A(6) and Form of Floating Rate Medium-Term Note, Series A(7).
10.1(8)

$1,300,000,000 Second Amended and Restated Credit Agreement, dated as of March 24, 2014, among HCFI, as the borrower, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent, joint bookrunner and co-lead arranger, RBC Capital Markets, as joint bookrunner and co-lead arranger, BMO Capital Markets, as co-lead arranger, The Toronto-Dominion Bank, as co-arranger and co-syndication agent, Bank of Tokyo-Mitsubishi UFJ (Canada), as co-arranger and co-syndication agent, Bank of Montreal, as co-syndication agent, Royal Bank of Canada, as co-syndication agent, and Mizuho Corporate Bank, Ltd., Canada Branch, as documentation agent.

10.2(9)	Amendment, dated as of June 30, 2014, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.3(10)	Second Amendment, dated as of March 13, 2015, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.4(11)

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

10.5(12)

First Amendment to Credit Agreement dated as of March 5, 2015, among American Honda Finance Corporation, the banks party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent and the other agents party thereto.

10.6(13)

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

AMERICAN HONDA FINANCE CORPORATION
Exhibit Index

Exhibit Number	Description

10.7(14)

Extension Letters to the 364 Day Credit Agreement among American Honda Finance Corporation, the banks party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent and the other agents party thereto.

10.8(15)	Keep Well Agreement between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated September 9, 2005.
10.9(16)	Support Compensation Agreement, between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated as of October 1, 2005.
10.10(17)	Keep Well Agreement between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated September 26, 2005.
10.11(18)	Support Compensation Agreement, between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated as of October 1, 2005.
12.1(19)	Statement regarding computation of ratio of earnings to fixed charges
23.1(19)	Consent of KPMG LLP
31.1(19)	Certification of Principal Executive Officer
31.2(19)	Certification of Principal Financial Officer
32.1(20)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(20)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(19)	XBRL Instance Document
101.SCH(19)	XBRL Taxonomy Extension Schema Document
101.CAL(19)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(19)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(19)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(19)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(3)	Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(4)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.
(5)	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
(6)	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated February 12, 2014.
(7)	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated September 25, 2013.
(8)	Incorporated herein by reference to the same numbered Exhibit filed with our current report on Form 8-K, dated March 24, 2014.
(9)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated June 30, 2014.
(10)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 13, 2015.
(11)	Incorporated herein by reference to Exhibit number 10.2 filed with our current report on Form 8-K, dated March 7, 2014.
(12)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 5, 2015.
(13)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 7, 2014.
(14)	Incorporated herein by reference to Exhibit number 10.2 filed with our current report on Form 8-K, dated March 5, 2015.
(15)	Incorporated herein by reference to Exhibit 10.1 filed with our registration statement on Form 10, dated June 28, 2013.
(16)	Incorporated herein by reference to Exhibit 10.2 filed with our registration statement on Form 10, dated June 28, 2013.
(17)	Incorporated herein by reference to Exhibit 10.3 filed with our registration statement on Form 10, dated June 28, 2013.
(18)	Incorporated herein by reference to Exhibit 10.4 filed with our registration statement on Form 10, dated June 28, 2013.
(19)	Filed herewith.

(20)	Furnished herewith.