Form 10-Q
period 2015-06-30
AMERICAN HONDA FINANCE CORP
filed 2015-08-10
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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

For the quarter ended June 30, 2015

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “scheduled,” or “anticipates” or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. In addition, all information included herein with respect to projected or future results of operations, cash flows, financial condition, financial performance, or other financial or statistical matters constitute forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and that may be incapable of being realized. The following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements:

•	declines in the financial condition or performance of Honda Motor Co., Ltd. or the sales of Honda or Acura products;
•	changes in economic and general business conditions;
•	fluctuations in interest rates and currency exchange rates;
•	the failure of our customers, dealers or counterparties in the financial industry to meet the terms of any contracts with us, or otherwise fail to perform as agreed;
•	our inability to recover the estimated residual value of leased vehicles at the end of their lease terms;
•	changes or disruption in our funding sources or access to the capital markets;
•	changes in our, or Honda Motor Co., Ltd.’s, credit ratings;
•	increases in competition from other financial institutions seeking to increase their share of financing of Honda and Acura products;
•	changes in laws and regulations, including as a result of financial services legislation, and related costs;
•	changes in accounting standards;
•	a failure or interruption in our operations; and
•	a security breach or cyber attack.

Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the year ended March 31, 2015 that we filed with the Securities and Exchange Commission on June 26, 2015, and readers of this Quarterly Report should review the additional information contained in that report, and in any subsequent Quarterly Report on Form 10-Q that we file with the Securities and Exchange Commission. We do not intend, and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. dollars in millions, except share amounts)

	June 30,	March 31,
	2015	2015
Assets
Cash and cash equivalents	$651	$634
Finance receivables, net	37,820	38,464
Investment in operating leases, net	25,557	24,439
Due from Parent and affiliated companies	190	104
Income taxes receivable	29	66
Vehicles held for disposition	147	138
Other assets	710	723
Derivative instruments	204	237
Total assets	$65,308	$64,805
Liabilities and Equity
Debt	$44,781	$44,689
Due to Parent and affiliated companies	96	71
Accrued interest expense	113	93
Income taxes payable	212	-
Deferred income taxes	7,082	7,145
Other liabilities	1,272	1,246
Derivative instruments	316	371
Total liabilities	53,872	53,615
Commitments and contingencies
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of June 30, 2015 and March 31, 2015	1,366	1,366
Retained earnings	9,458	9,248
Accumulated other comprehensive loss	(65)	(75)
Total shareholder’s equity	10,759	10,539
Noncontrolling interest in subsidiary	677	651
Total equity	11,436	11,190
Total liabilities and equity	$65,308	$64,805

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	June 30,	March 31,
	2015	2015
Finance receivables, net	$7,315	$7,354
Vehicles held for disposition	3	3
Other assets	279	270
Total assets	$7,597	$7,627

Secured debt	$7,041	$7,365
Accrued interest expense	2	2
Total liabilities	$7,043	$7,367

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended
	June 30,
	2015	2014
Revenues:
Direct financing leases	$24	$39
Retail	301	334
Dealer	30	30
Operating leases	1,308	1,147
Total revenues	1,663	1,550
Depreciation on operating leases	1,040	903
Interest expense	140	150
Net revenues	483	497
Gain on disposition of lease vehicles	22	26
Other income	24	24
Total net revenues	529	547
Expenses:
General and administrative expenses	100	99
Provision for credit losses	31	21
Early termination loss on operating leases	11	4
Loss on lease residual values	1	-
(Gain)/Loss on derivative instruments	15	(18)
(Gain)/Loss on foreign currency revaluation of debt	24	(12)
Total expenses	182	94
Income before income taxes	347	453
Income tax expense	120	159
Net income	227	294
Less: Net income attributable to noncontrolling interest	17	18
Net income attributable to American Honda Finance Corporation	$210	$276

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended
	June 30,
	2015	2014
Net income	$227	$294
Other comprehensive income:
Foreign currency translation adjustment	19	51
Comprehensive income	246	345
Less: Comprehensive income attributable to noncontrolling interest	26	42
Comprehensive income attributable to American Honda Finance Corporation	$220	$303

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	income/(loss)	stock	interest
Balance at March 31, 2014	$10,393	$8,306	$27	$1,366	$694
Net income	294	276	-	-	18
Other comprehensive income	51	-	27	-	24
Balance at June 30, 2014	$10,738	$8,582	$54	$1,366	$736

Balance at March 31, 2015	$11,190	$9,248	$(75)	$1,366	$651
Net income	227	210	-	-	17
Other comprehensive income	19	-	10	-	9
Balance at June 30, 2015	$11,436	$9,458	$(65)	$1,366	$677

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in millions)

	Three months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$227	$294
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	20	(45)
Loss on lease residual values and provision for credit losses	32	21
Early termination loss on operating leases	11	4
Depreciation and amortization	1,041	905
Accretion of unearned subsidy income	(274)	(270)
Amortization of deferred dealer participation and IDC	82	86
Gain on disposition of lease vehicles and fixed assets	(22)	(26)
Deferred income tax benefit	(67)	(140)
Changes in operating assets and liabilities:
Income taxes receivable/payable	250	417
Other assets	18	(1)
Accrued interest/discounts on debt	9	10
Other liabilities	31	(17)
Due to/from Parent and affiliated companies	(60)	7
Net cash provided by operating activities	1,298	1,245
Cash flows from investing activities:
Finance receivables acquired	(3,696)	(4,818)
Principal collected on finance receivables	4,450	4,704
Net change in wholesale loans	(94)	276
Purchase of operating lease vehicles	(4,124)	(3,683)
Disposal of operating lease vehicles	1,873	1,701
Cash received for unearned subsidy income	341	341
Other investing activities, net	(11)	2
Net cash used in investing activities	(1,261)	(1,477)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	8,239	10,189
Paydown of commercial paper	(6,922)	(8,343)
Proceeds from issuance of related party debt	5,659	10,753
Paydown of related party debt	(6,174)	(10,718)
Proceeds from issuance of medium term notes and other debt	630	1,000
Paydown of medium term notes and other debt	(1,125)	(2,306)
Proceeds from issuance of secured debt	997	997
Paydown of secured debt	(1,324)	(1,331)
Net cash provided by/(used in) financing activities	(20)	241
Effect of exchange rate changes on cash and cash equivalents	-	-
Net increase in cash and cash equivalents	17	9
Cash and cash equivalents at beginning of year	634	138
Cash and cash equivalents at end of year	$651	$147
Supplemental disclosures of cash flow information:
Interest paid	$111	$128
Income taxes received	(63)	(101)

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations, cash flows, and financial condition for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year or for any other interim period. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements, significant accounting policies, and the other notes to the consolidated financial statements for the fiscal year ended March 31, 2015 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on June 26, 2015. All significant intercompany balances and transactions have been eliminated upon consolidation.

(c)	Recently Adopted Accounting Standards

Effective April 1, 2015, the Company adopted Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of this new standard did not have a material impact on the consolidated financial statements.

(d)	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers and created the new Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. This guidance will be effective for the Company on April 1, 2017. The Company is currently assessing the impact the adoption of this guidance will have on the consolidated financial statements.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Under the amendments in this update, all reporting entities are within the scope of Subtopic 810-10, Consolidation—Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The amendments are effective for the Company beginning on April 1, 2016. The Company is currently assessing the impact on the consolidated financial statements.

(2)	Finance Receivables

Finance receivables consisted of the following:

	June 30, 2015
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$1,708	$32,267	$4,367	$38,342
Allowance for credit losses	(2)	(91)	(1)	(94)
Write-down of lease residual values	(13)	-	-	(13)
Unearned interest income and fees	(53)	-	-	(53)
Deferred dealer participation and IDC	3	382	-	385
Unearned subsidy income	(66)	(681)	-	(747)
	$1,577	$31,877	$4,366	$37,820

	March 31, 2015
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$1,956	$32,792	$4,256	$39,004
Allowance for credit losses	(2)	(84)	-	(86)
Write-down of lease residual values	(13)	-	-	(13)
Unearned interest income and fees	(64)	-	-	(64)
Deferred dealer participation and IDC	3	390	-	393
Unearned subsidy income	(80)	(690)	-	(770)
	$1,800	$32,408	$4,256	$38,464

Finance receivables include retail loans with a principal balance of $7.4 billion as of both June 30, 2015 and March 31, 2015, which have been transferred to securitization trusts and considered to be legally isolated but do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

The uninsured portions of the lease residual values were $267 million and $298 million at June 30, 2015 and March 31, 2015, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $7 million and $6 million for the three months ended June 30, 2015 and 2014, respectively.

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

Consumer finance receivables in the retail loan and direct financing lease portfolio segments are collectively evaluated for impairment. Delinquencies and losses are monitored on an ongoing basis and this historical experience provides the primary basis for estimating the allowance. Management utilizes various methodologies when estimating the allowance for credit losses including models which incorporate vintage loss and delinquency migration analysis. These models take into consideration attributes of the portfolio including loan-to-value ratios, internal and external credit scores, and collateral types. Market and economic factors such as used vehicle prices, unemployment rates, and consumer debt service burdens are also incorporated into these models.

Dealer loans are individually evaluated for impairment when specifically identified as impaired. Dealer loans are considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the terms of the contract. The Company’s determination of whether dealer loans are impaired is based on evaluations of dealership payment history, financial condition, and ability to perform under the terms of the loan agreements. Dealer loans that have not been specifically identified as impaired are collectively evaluated for impairment.

There were no modifications to dealer loans that constituted troubled debt restructurings during the three months ended June 30, 2015 and 2014.

The Company generally does not grant concessions on consumer finance receivables that are considered to be troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three months ended June 30, 2015 and 2014. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered to be troubled debt restructurings since the deferrals are deemed to be insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three months ended June 30, 2015
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, April 1, 2015	$2	$84	$-	$86
Provision	1	26	-	27
Charge-offs	(1)	(38)	-	(39)
Recoveries	-	19	1	20
Effect of translation adjustment	-	-	-	-
Ending balance, June 30, 2015	$2	$91	$1	$94
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$1	$1
Collectively evaluated for impairment	2	91	-	93
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$5	$5
Collectively evaluated for impairment	1,592	31,968	4,362	37,922

	Three months ended June 30, 2014
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, April 1, 2014	$4	$95	$1	$100
Provision	1	16	-	17
Charge-offs	(1)	(39)	(1)	(41)
Recoveries	-	23	-	23
Effect of translation adjustment	-	-	-	-
Ending balance, June 30, 2014	$4	$95	$-	$99
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	4	95	-	99
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$9	$9
Collectively evaluated for impairment	2,741	34,951	4,114	41,806

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 – 59 days	60 – 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
June 30, 2015
Retail loans:
New auto	$153	$30	$7	$190	$27,457	$27,647
Used and certified auto	55	10	2	67	3,195	3,262
Motorcycle and other	10	3	2	15	1,044	1,059
Total retail	218	43	11	272	31,696	31,968
Direct financing leases	7	2	1	10	1,582	1,592
Dealer loans:
Wholesale flooring	1	-	-	1	3,558	3,559
Commercial loans	-	-	-	-	808	808
Total dealer loans	1	-	-	1	4,366	4,367
Total finance receivables	$226	$45	$12	$283	$37,644	$37,927

March 31, 2015
Retail loans:
New auto	$141	$17	$6	$164	$28,017	$28,181
Used and certified auto	46	6	2	54	3,234	3,288
Motorcycle and other	9	3	1	13	1,010	1,023
Total retail	196	26	9	231	32,261	32,492
Direct financing leases	8	1	1	10	1,805	1,815
Dealer loans:
Wholesale flooring	1	-	-	1	3,457	3,458
Commercial loans	-	-	-	-	798	798
Total dealer loans	1	-	-	1	4,255	4,256
Total finance receivables	$205	$27	$10	$242	$38,321	$38,563

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

Subsequent to origination, collection experience provides a current indication of the credit quality of consumer finance receivables. The likelihood of accounts charging off becomes significantly higher once an account becomes 60 days delinquent. Accounts that are current or less than 60 days past due are considered to be performing. Accounts that are 60 days or more past due are considered to be nonperforming. The table below presents the Company’s portfolio of retail loans and direct financing leases by this credit quality indicator:

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
June 30, 2015
Performing	$27,610	$3,250	$1,054	$1,589	$33,503
Nonperforming	37	12	5	3	57
Total	$27,647	$3,262	$1,059	$1,592	$33,560

March 31, 2015
Performing	$28,158	$3,280	$1,019	$1,813	$34,270
Nonperforming	23	8	4	2	37
Total	$28,181	$3,288	$1,023	$1,815	$34,307

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

	June 30, 2015			March 31, 2015
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$2,320	$579	$2,899	$2,281	$564	$2,845
Group B	1,239	229	1,468	1,177	234	1,411
Total	$3,559	$808	$4,367	$3,458	$798	$4,256

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	June 30,	March 31,
	2015	2015
	(U.S. dollars in millions)
Operating lease vehicles	$31,598	$30,288
Accumulated depreciation	(5,166)	(5,070)
Deferred dealer participation and IDC	103	98
Unearned subsidy income	(915)	(819)
Estimated early termination losses	(63)	(58)
	$25,557	$24,439

The Company recognized $11 million and $4 million of estimated early termination losses due to lessee defaults for the three months ended June 30, 2015 and 2014, respectively. Actual net losses realized for both the three months ended June 30, 2015 and 2014 totaled $6 million.

Included in the provision for credit losses for both the three months ended June 30, 2015 and 2014 are provisions related to past due receivables on operating leases in the amount of $4 million.

The Company did not recognize impairment losses due to declines in estimated residual values during the three months ended June 30, 2015 and 2014.

(4)	Debt

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2015	2015	2015	2015	2015	2015
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,916	$4,587	0.34%	0.37%	0.14 - 1.33%	0.15 - 1.33%
Related party debt	3,001	3,492	0.61%	0.61%	0.17 - 1.01%	0.16 - 1.30%
Bank loans	7,349	7,292	0.86%	0.84%	0.63 - 1.72%	0.61 - 1.73%
Private U.S. MTN program	7,440	7,458	2.46%	2.45%	0.66 - 7.63%	0.64 - 7.63%
Public U.S. MTN program	10,490	10,938	1.17%	1.09%	0.27 - 2.25%	0.25 - 2.25%
Euro MTN programme	1,826	1,866	1.33%	1.30%	0.15 - 2.23%	0.15 - 2.23%
Other debt	1,718	1,691	1.80%	1.85%	1.33 - 2.35%	1.40 - 2.35%
Total unsecured debt	37,740	37,324
Secured debt	7,041	7,365	0.80%	0.74%	0.22 - 1.47%	0.19 - 1.46%
Total debt	$44,781	$44,689

As of June 30, 2015, the outstanding principal balance of long-term debt with floating interest rates totaled $12.6 billion and long-term debt with fixed interest rates totaled $21.5 billion. As of March 31, 2015, the outstanding principal balance of long-term debt with floating interest rates totaled $12.6 billion and long-term debt with fixed interest rates totaled $21.0 billion.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Commercial Paper

As of both June 30, 2015 and March 31, 2015, the Company had commercial paper programs that provide the Company with available funds of up to $8.6 billion at prevailing market interest rates for periods up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

Outstanding commercial paper averaged $5.2 billion and $5.3 billion during the three months ended June 30, 2015 and 2014, respectively. The maximum balance outstanding at any month-end during the three months ended June 30, 2015 and 2014 was $5.9 billion and $6.1 billion, respectively.

As of June 30, 2015, the Company had available committed lines of credit totaling $8.3 billion, which expire at various times through March 2020. Committed lines of credit are primarily in place to support the Company’s commercial paper programs. If these lines were used, it would be in the form of short-term notes. The Company expensed commitment fees of $1 million during both the three months ended June 30, 2015 and 2014 in general and administrative expenses. As of June 30, 2015 and March 31, 2015, there were no amounts outstanding under these lines.

Related Party Debt

AHFC routinely issues fixed rate short term notes to AHM to help fund AHFC’s general corporate operations. The Company incurred interest expense on these notes totaling $1 million for both the three months ended June 30, 2015 and 2014.

HCFI routinely issues fixed rate short term notes to HCI to help fund HCFI’s general corporate operations. The Company incurred interest expense on these notes totaling $4 million and $5 million for the three months ended June 30, 2015 and 2014, respectively.

Bank Loans

Outstanding bank loans as of June 30, 2015 had floating interest rates. Outstanding bank loans have prepayment options. No outstanding bank loans as of June 30, 2015 were supported by the Keep Well Agreements with HMC described in Note 6.

Medium Term Note (MTN) Programs

Private U.S. MTN Program

AHFC no longer issues U.S. MTNs under the Rule 144A Private U.S. MTN Program. Notes outstanding under the Private U.S. MTN Program as of June 30, 2015 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars.

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

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. AHFC may reactivate the program in the future. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program are long-term as of June 30, 2015 with either fixed or floating interest rates, and denominated in U.S. dollars, Japanese Yen, or Euros.

The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Other Debt

The outstanding balances as of June 30, 2015 consisted of private placement debt issued by HCFI denominated in Canadian dollars, with either fixed or floating interest rates. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6.

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

The notional balances and gross fair values of the Company’s derivatives are presented below. Effective March 31, 2015, the derivative instruments are presented in the Company’s consolidated balance sheets on a gross basis by counterparty. Refer to Note 13 regarding the valuation of derivative instruments.

	June 30, 2015			March 31, 2015
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$49,794	$204	$89	$49,216	$236	$115
Cross currency swaps	1,353	-	227	1,385	1	256
Gross derivative assets/liabilities		204	316		237	371
Counterparty netting adjustment		(82)	(82)		(97)	(97)
Net derivative assets/liabilities		$122	$234		$140	$274

The income statement effect of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended
	June 30,
	2015	2014
	(U.S. dollars in millions)
Interest rate swaps	$(32)	$9
Cross currency swaps	17	9
Total gain/(loss) on derivative instruments	$(15)	$18

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies.

	Three months ended
	June 30,
Income statement	2015	2014
	(U.S. dollars in millions)
Revenue:
Subsidy income	$271	$267
Interest expense:
Related party debt	5	6
Other income:
VSC administration fees	25	24
General and administrative expenses:
Support Compensation Agreement fees	4	4
Benefit plan expenses	3	2
Shared services	16	13

	June 30,	March 31,
Balance Sheet	2015	2015
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(733)	$(756)
Investment in operating leases, net:
Unearned subsidy income	(911)	(816)
Due from Parent and affiliated companies	190	104

Liabilities:
Debt:
Related party debt	$3,001	$3,492
Due to Parent and affiliated companies	96	71
Accrued interest expenses:
Related party debt	3	4
Other liabilities:
VSC unearned administrative fees	369	364
Accrued benefit expenses	51	49

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Other

The majority of the amounts due from the Parent and affiliated companies at June 30, 2015 and March 31, 2015 related to subsidies. The majority of the amounts due to the Parent and affiliated companies at June 30, 2015 and March 31, 2015 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

(7)	Income Taxes

The Company’s effective tax rate was 34.6% and 35.1% for the three months ended June 30, 2015 and 2014, respectively.

To date, the Company has not provided for federal income taxes on its share of the undistributed earnings of its foreign subsidiary, HCFI, that are intended to be indefinitely reinvested outside the United States. At June 30, 2015, $664 million of accumulated undistributed earnings of HCFI were deemed to be so reinvested. If these undistributed earnings as of June 30, 2015 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $158 million. The Company does not expect to repatriate any undistributed earnings in the foreseeable future.

Due to the lapse in U.S. tax law that defers the imposition of U.S. taxes on certain foreign active financing income until that income is repatriated to the U.S. as a dividend, for the three months ended June 30, 2015, AHFC recognized net tax of $2 million on its share of such income.

The changes in the unrecognized tax benefits for the three months ended June 30, 2015 were not significant. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of fiscal year ending March 31, 2016.

As of June 30, 2015, the Company is subject to examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 to 2014, with the exception of one state which is subject to examination for taxable years ended March 31, 2001 to 2014. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2008 to 2014 federally, and returns filed for the taxable years ended March 31, 2007 to 2014 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Commitments and Contingencies

The Company leases certain premises and equipment on a long term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was approximately $3 million for both the three months ended June 30, 2015 and 2014.

The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. Maximum commercial revolving lines of credit were $465 million and $476 million as of June 30, 2015 and March 31, 2015, respectively, with $265 million and $261 million, respectively, used as of those dates. The Company also has a commitment to lend a total of $70 million to finance the construction of auto dealerships, of which $40 million has been funded as of June 30, 2015.

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

On July 14, 2015 (Effective Date), the Company reached a settlement with the Consumer Financial Protection Bureau (CFPB) and the U.S. Department of Justice (DOJ, together with the CFPB, the Agencies) related to the Agencies’ previously disclosed investigation of, and allegations regarding, pricing practices by dealers originating retail installment sale contracts for automobiles purchased by AHFC and entered into a consent order with each of the Agencies to reflect such settlement (collectively, the Consent Orders). Pursuant to the Consent Orders, the Company has agreed to implement a new dealer compensation policy within 120 days of the Effective Date of the execution of the Consent Orders. In connection with the implementation of such policy, the Company has agreed to maintain general compliance management systems reasonably designed to assure compliance with all relevant federal consumer financial laws. Additionally, the Company has agreed to pay $24 million in consumer remuneration and, pursuant to the Consent Order with the DOJ, the Company will submit to the DOJ a proposal for the distribution of a $1 million donation by the Company for financial education programs for protected groups. These amounts were recognized in the consolidated financial statements in the fourth quarter of fiscal year 2015.

In addition, as previously disclosed, the Company also received a subpoena from the New York Department of Financial Services requesting information relating to its fair lending laws. The Company is cooperating with this request for information. Management cannot predict the outcome of this inquiry.

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

During both the three months ended June 30, 2015 and 2014, the Company issued notes through asset backed securitizations, which were accounted for as secured financing transactions totaling $1.0 billion. The notes were secured by receivables with an initial principal balance of $1.4 billion and $1.0 billion, respectively.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The table below presents the carrying amounts of assets and liabilities of consolidated securitization trusts as they are reported in the Company’s consolidated balance sheets. All amounts exclude intercompany balances, which have been eliminated upon consolidation. The assets of the trusts can only be used to settle the obligations of the trusts. The third-party investors in the obligations of the trusts do not have recourse to the general credit of the Company.

	June 30,	March 31,
	2015	2015
	(U.S. dollars in millions)
Assets:
Finance receivables	$7,406	$7,444
Unamortized costs and subsidy income, net	(81)	(79)
Allowance for credit losses	(10)	(11)
Finance receivables, net	7,315	7,354
Vehicles held for disposition	3	3
Restricted cash (1)	271	262
Accrued interest receivable (1)	8	8
Total assets	$7,597	$7,627
Liabilities:
Secured debt	$7,052	$7,375
Unamortized discounts and fees	(11)	(10)
Secured debt, net	7,041	7,365
Accrued interest expense	2	2
Total liabilities	$7,043	$7,367

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of June 30, 2015 and March 31, 2015, AHFC and HCFI had cash collections of $400 million and $420 million, respectively, which were required to be remitted to the trusts.

(10)	Other Assets

Other assets consisted of the following:

	June 30,	March 31,
	2015	2015
	(U.S. dollars in millions)
Accrued interest and fees	$73	$73
Other receivables	89	93
Deferred expense	173	169
Software, net of accumulated amortization of $137 and $135 as of June 30, 2015 and March 31, 2015, respectively	18	17
Property and equipment, net of accumulated depreciation of $16 and $16 as of June 30, 2015 and March 31, 2015, respectively	5	5
Restricted cash	271	262
Other	81	104
Total	$710	$723

Depreciation and amortization are computed on a straight line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $1 million and $2 million for the three months ended June 30, 2015 and 2014, respectively.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11)	Other Liabilities

Other liabilities consisted of the following:

	June 30,	March 31,
	2015	2015
	(U.S. dollars in millions)
Dealer payables	$134	$127
Accounts payable and accrued expenses	257	249
Lease security deposits	59	55
VSC unearned administrative fees (Note 6)	369	364
Unearned income, operating lease	305	303
Uncertain tax positions	18	18
Other	130	130
Total	$1,272	$1,246

(12)	Other Income

Other income consisted of the following:

	Three months ended
	June 30,
	2015	2014
	(U.S. dollars in millions)
VSC administration (Note 6)	$25	$24
Other	(1)	-
Total	$24	$24
(13)	Fair Value Measurements

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015

	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$204	$-	$204
Cross currency swaps	-	-	-	-
Total assets	$-	$204	$-	$204
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$89	$-	$89
Cross currency swaps	-	227	-	227
Total liabilities	$-	$316	$-	$316
	March 31, 2015

	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$236	$-	$236
Cross currency swaps	-	1	-	1
Total assets	$-	$237	$-	$237
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$115	$-	$115
Cross currency swaps	-	256	-	256
Total liabilities	$-	$371	$-	$371

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

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the three months ended June 30, 2015 and 2014. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment
	(U.S. dollars in millions)
June 30, 2015
Vehicles held for disposition	$-	$-	$100	$100	$15

June 30, 2014
Vehicles held for disposition	$-	$-	$63	$63	$13

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

	June 30, 2015
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$651	$651	$-	$-	$651
Dealer loans, net	4,366	-	-	4,212	4,212
Retail loans, net	31,877	-	-	32,150	32,150
Restricted cash	271	271	-	-	271

Liabilities:
Commercial paper	$5,916	$-	$5,916	$-	$5,916
Related party debt	3,001	-	3,001	-	3,001
Bank loans	7,349	-	7,380	-	7,380
Medium term note programs	19,756	-	20,122	-	20,122
Other debt	1,718	-	1,740	-	1,740
Secured debt	7,041	-	7,048	-	7,048

	March 31, 2015
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$634	$634	$-	$-	$634
Dealer loans, net	4,256	-	-	4,113	4,113
Retail loans, net	32,408	-	-	32,719	32,719
Restricted cash	262	262	-	-	262

Liabilities:
Commercial paper	$4,587	$-	$4,587	$-	$4,587
Related party debt	3,492	-	3,492	-	3,492
Bank loans	7,292	-	7,330	-	7,330
Medium term note programs	20,262	-	20,710	-	20,710
Other debt	1,691	-	1,715	-	1,715
Secured debt	7,365	-	7,377	-	7,377

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

Fair value information presented in the tables above is based on information available at June 30, 2015 and March 31, 2015. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial information for the Company’s reportable segments for the three months ended or at June 30, 2015 and 2014 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended June 30, 2015
Revenues:
Direct financing leases	$-	$24	$-	$24
Retail	264	37	-	301
Dealer	26	4	-	30
Operating leases	1,207	101	-	1,308
Total revenues	1,497	166	-	1,663
Depreciation on operating leases	957	83	-	1,040
Interest expense	120	20	-	140
Realized losses on derivatives and foreign currency denominated debt	2	7	(9)	-
Net revenues	418	56	9	483
Gain on disposition of lease vehicles	21	1	-	22
Other income	23	1	-	24
Total net revenues	462	58	9	529
Expenses:
General and administrative expenses	87	13	-	100
Provision for credit losses	27	4	-	31
Early termination loss on operating leases	10	1	-	11
Loss on lease residual values	-	1	-	1
Loss on derivative instruments	-	-	15	15
Loss on foreign currency revaluation of debt	-	-	24	24
Income before income taxes	$338	$39	$(30)	$347
June 30, 2015
Total finance receivables	$32,484	$5,336	$-	$37,820
Total operating lease assets	23,426	2,131	-	25,557
Total assets	57,728	7,580	-	65,308

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended June 30, 2014
Revenues:
Direct financing leases	$-	$39	$-	$39
Retail	292	42	-	334
Dealer	26	4	-	30
Operating leases	1,105	42	-	1,147
Total revenues	1,423	127	-	1,550
Depreciation on operating leases	869	34	-	903
Interest expense	126	24	-	150
Realized (gains)/losses on derivatives and foreign currency denominated debt	(5)	6	(1)	-
Net revenues	433	63	1	497
Gain on disposition of lease vehicles	24	2	-	26
Other income	23	1	-	24
Total net revenues	480	66	1	547
Expenses:
General and administrative expenses	86	13	-	99
Provision for credit losses	18	3	-	21
Early termination loss on operating leases	4	-	-	4
Loss on lease residual values	-	-	-	-
Gain on derivative instruments	-	-	(18)	(18)
Gain on foreign currency revaluation of debt	-	-	(12)	(12)
Income before income taxes	$372	$50	$31	$453
June 30, 2014
Total finance receivables	$34,841	$6,857	$-	$41,698
Total operating lease assets	21,276	1,018	-	22,294
Total assets	57,310	7,982	-	65,292

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

We seek to maintain high quality consumer and dealer account portfolios, which we support with strong underwriting standards, risk-based pricing, and effective collection capabilities. Our cost of funds is facilitated by the diversity of our funding sources, and effective interest rate and foreign currency exchange risk management. We manage expenses to increase our profitability, including adjusting staffing needs based upon our business volumes and centralizing support functions. Additionally, we use risk and compliance management practices to optimize credit and residual value risks and maintain compliance with our pricing, underwriting and servicing policies at the United States, Canadian, state and provincial levels.

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

References to “C$” are to the Canadian dollar. This report contains translations of certain Canadian dollar amounts into U.S. dollars at the rate specified below solely for your convenience. These translations should not be construed as representations that the Canadian dollar amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rate indicated. U.S. dollar equivalents for “C$” amounts are calculated based on the exchange rate on June 30, 2015 of 1.2494 per U.S. dollar.

References in this report to our “fiscal year 2016” and “fiscal year 2015” refer to our fiscal year ending March 31, 2016 and our fiscal year ended March 31, 2015, respectively.

Results of Operations

The following table presents our income before income taxes:

	Three months ended
	June 30,
	2015	2014
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$299	$401
Canada segment	48	52
Total income before income taxes	$347	$453

Comparison of the Three Months Ended June 30, 2015 and 2014

Our consolidated income before income taxes was $347 million during the first quarter of fiscal year 2016 compared to $453 million for the same period in fiscal year 2015. This decrease of $106 million, or 23%, was primarily due to a loss on revaluation of foreign currency denominated debt of $24 million during the current period compared to a gain of $12 million during the same period in fiscal year 2015, a loss on derivative instruments of $15 million in the current period compared to a gain of $18 million during the same period in fiscal year 2015, a decline in revenue from retail loans of $33 million, a decline in revenue from direct financing leases of $15 million, an increase in provision for credit losses of $10 million and an increase in early termination loss on operating leases of $7 million, which were partially offset by an increase in operating lease revenue, net of depreciation, of $24 million and a decline in interest expense of $10 million.

Segment Results—Comparison of the Three Months Ended June 30, 2015 and 2014

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$-	$-	$24	$39	$24	$39
Retail	264	292	37	42	301	334
Dealer	26	26	4	4	30	30
Operating leases	1,207	1,105	101	42	1,308	1,147
Total revenues	1,497	1,423	166	127	1,663	1,550
Depreciation on operating leases	957	869	83	34	1,040	903
Interest expense	120	126	20	24	140	150
Net revenues	420	428	63	69	483	497
Gain on disposition of lease vehicles	21	24	1	2	22	26
Other income	23	23	1	1	24	24
Total net revenues	464	475	65	72	529	547
Expenses:
General and administrative expenses	87	86	13	13	100	99
Provision for credit losses	27	18	4	3	31	21
Early termination loss on operating leases	10	4	1	-	11	4
Loss on lease residual values	-	-	1	-	1	-
(Gain)/Loss on derivative instruments	17	(22)	(2)	4	15	(18)
(Gain)/Loss on foreign currency revaluation of debt	24	(12)	-	-	24	(12)
Income before income taxes	$299	$401	$48	$52	$347	$453

Revenues

Revenue from retail loans in the United States segment declined by $28 million, or 10%, during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The decline in revenue was primarily attributable to lower average outstanding retail loans. Revenue from retail loans in the Canada segment declined by $5 million, or 12%, primarily due to the effect of foreign currency translation adjustments.

Operating lease revenue in the United States segment increased by $102 million, or 9%, during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The increase in operating lease revenue was due to higher average outstanding operating lease assets during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015. Operating lease revenue in the Canada segment increased by $59 million due to an increase in operating lease assets.

Direct financing lease revenue, which is generated only in Canada, declined by $15 million, or 38%, during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The decline in revenue was primarily attributable to the continued decline in the outstanding direct financing lease assets.

Revenue from dealer loans remained consistent in both the United States segment and Canada segment during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015.

Subsidy income from AHM and HCI sponsored incentive programs increased by $4 million, or 1%, to $271 million during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $88 million, or 10%, during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015, primarily due to an increase in operating lease assets. Depreciation on operating leases in the Canada segment increased by $49 million due to the increase in operating lease assets.

Operating lease revenue, net of depreciation, in the United States segment increased by $14 million, or 6%, during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015. This increase was attributable to the growth in our operating lease assets, which was partially offset by lower net revenue on more recently acquired operating leases. Operating lease revenue, net of depreciation, in the Canada segment increased by $10 million due to the increase in operating lease assets.

Interest expense

Interest expense in the United States segment declined by $6 million, or 5%, during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The decline in interest expense was primarily attributable to the maturity of debt with higher interest rates. Interest expense in the Canada segment declined by $4 million, or 17%, primarily due to the effect of foreign currency translation adjustments. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment declined by $3 million, or 13%, during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The decline was the result of lower used vehicle prices and an increase in the volume of off-lease vehicles sold through auctions during the first quarter of fiscal year 2016 as compared to the same period in fiscal year 2015. The gain on disposition of lease vehicles in the Canada segment decreased by $1 million during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015.

Provision for credit losses

The provision for credit losses in the United States segment increased by $9 million, or 50%, during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The increase in our provision reflects higher loss estimates in our allowance for credit losses. The provision for credit losses in the Canada segment increased by $1 million during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment increased by $6 million, or 150%, during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015. Early termination losses on operating leases in the Canada segment increased by $1 million during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015. See “—Financial Condition—Credit Risk” below for more information.

Loss on lease residual values

Losses on lease residual values in the Canada segment increased by $1 million during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015.

Gain/loss on derivative instruments

In the United States segment, we recognized a loss on derivative instruments of $17 million during the first quarter of fiscal year 2016 compared to a gain of $22 million during the same period in fiscal year 2015. The loss in the first quarter of fiscal year 2016 was comprised of losses on pay fixed interest rate swaps of $26 million and losses on pay float interest rate swaps of $8 million, which were partially offset by gains on cross currency swaps of $17 million. The losses on pay fixed interest rate swaps were primarily due to the decline in duration of the swaps. The losses on pay float interest rate swaps were primarily due to a rise in interest rates during the first quarter of fiscal year 2016. The gain on cross currency swaps was primarily attributable to the U.S. dollar weakening against the Euro during the first quarter of fiscal year 2016. In the Canada segment, we recognized a gain on derivative instruments of $2 million during the first quarter of fiscal year 2016 compared to a loss of $4 million during the same period in fiscal year 2015. The gain during the first quarter of fiscal year 2016 was attributable to gains on interest rate swaps due to the rise in Canadian interest rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $24 million during the first quarter of fiscal year 2016 compared to a gain of $12 million during the same period in fiscal year 2015. The loss during the first quarter of fiscal year 2016 was primarily attributable to losses on Euro denominated debt as the U.S. dollar weakened against the Euro.

Income tax expense

Our consolidated effective tax rate was 34.6% for the first quarter of fiscal year 2016 and 35.1% for the same period in fiscal year 2015.

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended June 30,
	2015		2014
	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	108	70	145	97
Used auto	17	-	16	-
Motorcycle	21	3	21	4
Power equipment and marine engines	1	-	-	-
Total retail loans	147	73	182	101
Leases (3)	131	112	128	123

Canada Segment
Retail loans:
New auto	14	12	15	11
Used auto	4	2	4	2
Motorcycle	2	1	2	1
Power equipment and marine engines	-	-	-	-
Total retail loans	20	15	21	14
Leases (3)	23	22	20	19

Consolidated
Retail loans:
New auto	122	82	160	108
Used auto	21	2	20	2
Motorcycle	23	4	23	5
Power equipment and marine engines	1	-	-	-
Total retail loans	167	88	203	115
Leases (3)	154	134	148	142

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

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Three months ended
	June 30,
	2015	2014
United States Segment
New auto	57%	66%
Motorcycle	38%	38%

Canada Segment
New auto	72%	70%
Motorcycle	28%	26%

Consolidated
New auto	59%	66%
Motorcycle	36%	36%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	June 30	March 31,	June 30	March 31,
	2015	2015	2015	2015
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$24,946	$25,596	1,763	1,788
Used auto	2,756	2,782	228	233
Motorcycle	914	887	186	184
Power equipment and marine engines	54	55	5	5
Total retail loans	$28,670	$29,320	2,182	2,210
Securitized retail loans (2)	$7,315	$7,290	655	671
Investment in operating leases	$23,426	$22,790	1,109	1,086

Canada Segment
Retail loans:
New auto	$2,643	$2,531	185	187
Used auto	484	488	58	60
Motorcycle	76	65	14	13
Power equipment and marine engines	4	4	2	2
Total retail loans	$3,207	$3,088	259	262
Securitized retail loans (2)	$-	$64	-	14
Direct financing leases	$1,577	$1,800	102	116
Investment in operating leases	$2,131	$1,649	97	75

Consolidated
Retail loans:
New auto	$27,589	$28,127	1,948	1,975
Used auto	3,240	3,270	286	293
Motorcycle	990	952	200	197
Power equipment and marine engines	58	59	7	7
Total retail loans	$31,877	$32,408	2,441	2,472
Securitized retail loans (2)	$7,315	$7,354	655	685
Direct financing leases	$1,577	$1,800	102	116
Investment in operating leases	$25,557	$24,439	1,206	1,161

(1)	A unit represents one retail loan or lease, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, total consumer financing acquisition volumes declined during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015 due to lower incentive financing volumes during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015, which also negatively affected our financing penetration rates. Throughout fiscal year 2015 and the first quarter of fiscal year 2016, AHM focused their support more toward lease incentive programs over retail loan incentive programs resulting in growth in our operating lease assets and a decline in retail loans during this period. During the first quarter of fiscal year 2016, outstanding operating lease assets increased by $636 million and total outstanding retail loans declined by $650 million.

In the Canada segment, incentive financing volumes, total consumer financing acquisition volumes, and financing penetration rates increased during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015. HCI also continued to focus their support more toward lease incentive programs over retail loan incentive programs during the first quarter of fiscal year 2016. Outstanding direct financing lease assets continued to decline and operating lease assets continued to increase during the first quarter of fiscal year 2016 as the result of our remaining direct financing leases maturing and all newly acquired leases being classified as operating leases.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total authorized Honda and Acura dealerships in the United States and/or Canada, as applicable:

	June 30,	March 31,
	2015	2015
United States Segment
Automobile	28%	28%
Motorcycle	96%	97%
Power equipment and marine engines	23%	23%

Canada Segment
Automobile	36%	35%
Motorcycle	98%	98%
Power equipment and marine engines	97%	97%

Consolidated
Automobile	30%	30%
Motorcycle	97%	97%
Power equipment and marine engines	25%	26%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM product sales in the United States and/or HCI product sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended
	June 30,
	2015	2014
United States Segment
Automobile	27%	29%
Motorcycle	97%	97%
Power equipment and marine engines	8%	8%

Canada Segment
Automobile	35%	31%
Motorcycle	96%	93%
Power equipment and marine engines	97%	95%

Consolidated
Automobile	28%	30%
Motorcycle	96%	96%
Power equipment and marine engines	10%	10%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	June 30,	March 31,	June 30,	March 31,
	2015	2015	2015	2015
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,386	$2,255	93	90
Motorcycle	623	683	93	103
Power equipment and marine engines	54	62	54	66
Total wholesale flooring loans	$3,063	$3,000	240	259
Commercial loans	$750	$748

Canada Segment
Wholesale flooring loans:
Automobile	$403	$354	17	15
Motorcycle	69	75	10	11
Power equipment and marine engines	23	29	21	28
Total wholesale flooring loans	$495	$458	48	54
Commercial loans	$58	$50

Consolidated
Wholesale flooring loans:
Automobile	$2,789	$2,609	110	105
Motorcycle	692	758	103	114
Power equipment and marine engines	77	91	75	94
Total wholesale flooring loans	$3,558	$3,458	288	313
Commercial loans	$808	$798

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

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

Credit risk on dealer loans is affected primarily by the financial strength of the dealers within the portfolio, the value of collateral securing the financings, and economic and market factors that could affect the creditworthiness of dealers. We manage our exposure to credit risk in dealer financing by performing comprehensive reviews of dealers prior to establishing financing arrangements and   monitoring the payment performance and creditworthiness of these dealers on an ongoing basis. In the event of default by a dealer, we seek all available legal remedies pursuant to related dealer agreements, guarantees, security interests on collateral, or liens on dealership assets. Additionally, we have entered into agreements with AHM and HCI that provide for the repurchase of any new, unused, undamaged and unregistered vehicle or equipment repossessed by us from a dealer in the United States and Canada, respectively, who defaulted under the terms of its wholesale flooring agreement with us at the net cost of the financing that we provided.

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

	As of or for the
	three months ended
	June 30,
	2015	2014
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$77	$89
Provision for credit losses	23	14
Charge-offs, net of recoveries	(15)	(16)
Allowance for credit losses at end of period	$85	$87
Allowance as a percentage of ending receivable balance (1)	0.26%	0.25%
Charge-offs as a percentage of average receivable balance (1), (4)	0.19%	0.18%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$48	$49
As a percentage of ending receivable balance (1), (2)	0.15%	0.14%
Operating leases:
Early termination loss on operating leases	$10	$4
Provision for past due operating lease rental payments (3)	4	4

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$9	$11
Provision for credit losses	4	3
Charge-offs, net of recoveries	(4)	(2)
Effect of translation adjustment	-	-
Allowance for credit losses at end of period	$9	$12
Allowance as a percentage of ending receivable balance (1)	0.17%	0.17%
Charge-offs as a percentage of average receivable balance (1), (4)	0.30%	0.16%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$8	$6
As a percentage of ending receivable balance (1), (2)	0.15%	0.09%
Operating leases:
Early termination loss on operating leases	$1	$-
Provision for past due operating lease rental payments (3)	-	-

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$86	$100
Provision for credit losses	27	17
Charge-offs, net of recoveries	(19)	(18)
Effect of translation adjustment	-	-
Allowance for credit losses at end of period	$94	$99
Allowance as a percentage of ending receivable balance (1)	0.25%	0.23%
Charge-offs as a percentage of average receivable balance (1), (4)	0.21%	0.18%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$56	$55
As a percentage of ending receivable balance (1), (2)	0.15%	0.13%
Operating leases:
Early termination loss on operating leases	$11	$4
Provision for past due operating lease rental payments (3)	4	4

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

(3)	Provisions for past due operating lease rental payments are also included in total provision for credit losses in our consolidated statements of income.
(4)	Percentages for the three months ended June 30, 2015 and 2014 have been annualized.

In the United States segment, the provision for credit losses on our finance receivables was $23 million during the first quarter of fiscal year 2016 compared to $14 million during the same period in fiscal year 2015. The increase in our provision reflects higher loss estimates in our allowance for credit losses as a result of slightly higher loss rates experienced on recent vintages and reduced used vehicle price estimates. We recognized early termination losses on operating lease assets of $10 million during the first quarter of fiscal year 2016 compared to $4 million during the fiscal year 2015. The increase was due to the growth in operating lease assets as well as an increase in our assumptions for estimated losses.

In the Canada segment, the provision for credit losses increased by $1 million due to an increase in charge-offs and early termination losses on operating lease assets increased by $1 million due to the increase in outstanding operating lease assets.

Lease Residual Value Risk

Contractual residual values of lease vehicles are determined at lease inception based on expectations of future used vehicle values, taking into consideration external industry data and our own historical experience. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or for a market based price. Returned lease vehicles that are not purchased by the grounding dealers are sold through online and physical auctions. We are exposed to risk of loss on the disposition of returned lease vehicles when the proceeds from the sale of the vehicles are less than the contractual residual values at the end of the lease term.

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

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. There were no events or circumstances that indicated that the carrying values of our operating leases would not be recoverable during the first three months of fiscal year 2016 and 2015.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended
	June 30,
	2015	2014
	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	77	73
Sales through auctions and dealer direct programs (3)	27	19
Total termination units	104	92

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	13	12
Sales through auctions and dealer direct programs (3)	2	2
Total termination units	15	14

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	90	85
Sales through auctions and dealer direct programs (3)	29	21
Total termination units	119	106

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
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

Summary of Outstanding Debt

The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average
			contractual interest rate
	June 30,	March 31,	June 30,	March 31,
	2015	2015	2015	2015
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,552	$3,503	0.18%	0.19%
Related party debt	1,400	1,915	0.18%	0.17%
Bank loans	6,291	6,290	0.74%	0.73%
Private U.S. MTN program	7,440	7,458	2.46%	2.45%
Public U.S. MTN program	10,490	10,938	1.17%	1.09%
Euro MTN programme	1,826	1,866	1.33%	1.30%
Total unsecured debt	31,999	31,970
Secured debt	7,041	7,315	0.80%	0.73%
Total debt	$39,040	$39,285

Canada Segment
Unsecured debt:
Commercial paper	$1,364	$1,084	0.87%	0.96%
Related party debt	1,601	1,577	0.99%	1.14%
Bank loans	1,058	1,002	1.53%	1.54%
Other debt	1,718	1,691	1.80%	1.85%
Total unsecured debt	5,741	5,354
Secured debt	-	50	-	1.30%
Total debt	$5,741	$5,404

Consolidated
Unsecured debt:
Commercial paper	$5,916	$4,587	0.34%	0.37%
Related party debt	3,001	3,492	0.61%	0.61%
Bank loans	7,349	7,292	0.86%	0.84%
Private U.S. MTN program	7,440	7,458	2.46%	2.45%
Public U.S. MTN program	10,490	10,938	1.17%	1.09%
Euro MTN programme	1,826	1,866	1.33%	1.30%
Other debt	1,718	1,691	1.80%	1.85%
Total unsecured debt	37,740	37,324
Secured debt	7,041	7,365	0.80%	0.74%
Total debt	$44,781	$44,689

Commercial Paper

As of June 30, 2015, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.6 billion). The commercial paper programs are supported by committed lines of credit totaling approximately $8.3 billion. See “—Credit Agreements” below. Interest rates on the commercial paper are fixed at the time of issuance. During the three months ended June 30, 2015, consolidated commercial paper month-end outstanding principal balances ranged from approximately $4.3 billion to $5.9 billion and the outstanding daily balance averaged $5.2 billion.

Related Party Debt

AHFC routinely issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. HCFI routinely issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 140 days. During the three months ended June 30, 2015, the consolidated related party debt month-end principal balances ranged from approximately $3.0 billion to $3.1 billion and the outstanding daily balance averaged $3.1 billion.

Bank Loans

During the three months ended June 30, 2015, AHFC did not enter into any new bank loan agreements and HCFI entered into a floating rate term loan agreement for C$100 million ($80 million). As of June 30, 2015, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from approximately $40 million to $600 million. As of June 30, 2015, the remaining maturities of all bank loans outstanding ranged from 81 days to approximately 6.0 years. The weighted average remaining maturities on all bank loans was 2.1 years as of June 30, 2015.

Our bank loans contain customary restrictive covenants, including limitations on liens, limitations on mergers and consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of June 30, 2015, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

Medium Term Note (MTN) Programs

Private U.S. MTN Program

AHFC no longer issues U.S. MTNs under the Rule 144A Private U.S. MTN Program. As of June 30, 2015, the remaining maturities of Private U.S. MTNs outstanding ranged from 42 days to approximately 6.2 years. The weighted average remaining maturities of Private U.S. MTNs was 1.9 years as of June 30, 2015. Interest rates on the Private U.S. MTNs are fixed or floating. Private U.S. MTNs are issued pursuant to the terms of an issuing and paying agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of June 30, 2015, management believes that AHFC was in compliance with all covenants contained in the Private U.S. MTNs.

Public U.S. MTN Program

AHFC is a “well-known seasoned issuer” under SEC rules and issues Public U.S. MTNs pursuant to a registration statement on Form S-3 filed with the SEC. The Public U.S. MTN program is authorized for issuance of MTNs up to a maximum aggregate principal amount of $16.0 billion. The aggregate principal amount of MTNs offered under this program may be increased from time to time. The Public U.S. MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the three months ended June 30, 2015, AHFC issued $550 million aggregate principal amount of Public U.S. MTNs, with an original maturity of 2.0 years, bearing interest at a fixed rate. As of June 30, 2015, the remaining maturities of all Public U.S. MTNs outstanding ranged from 99 days to approximately 4.7 years. The weighted average remaining maturities of all Public U.S. MTNs was 2.1 years as of June 30, 2015.

The Public U.S. MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of June 30, 2015, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturity. Since August 8, 2013, AHFC has been the sole issuer under this program. During the three months ended June 30, 2015, AHFC did not issue any Euro MTNs. As of June 30, 2015, the remaining maturities of all Euro MTNs outstanding ranged from 9 days to approximately 7.7 years. The weighted average remaining maturities of all Euro MTNs was 2.6 years as of June 30, 2015.

Interest rates on the Euro MTNs are fixed or floating. Euro MTNs are issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2015, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

Details of our outstanding Euro MTNs by currency is as follows:

	June 30, 2015		March 31, 2015
	(U.S. dollars in millions)
U.S. dollar	$753	41%	$793	42%
Japanese yen	241	13%	271	15%
Euro	832	46%	802	43%
Total	$1,826	100%	$1,866	100%

Other Debt

HCFI issues privately placed Canadian dollar denominated notes. During the three months ended June 30, 2015, HCFI did not enter into any private placement trades. As of June 30, 2015, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 156 days to approximately 4.1 years. The weighted average remaining maturities of these notes was 2.6 years as of June 30, 2015.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2015, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

During the three months ended June 30, 2015, we issued notes through asset-backed securitizations totaling $1.0 billion, which are secured by consumer finance receivables with an initial principal balance of $1.4 billion.

Asset-Backed Conduits

In September 2010, we entered into a receivables loan agreement with a bank-sponsored asset-backed commercial paper conduit to allow us access to additional secured funding. Under this agreement, we would transfer finance receivables to funding agents as collateral for debt issued by the funding agents who are contractually committed, at our option, to make advances to us of up to $500 million. This agreement was amended in September 2014 and terminates in September 2015. As of June 30, 2015, we had no amounts outstanding under this agreement. Our ability to obtain funding under this agreement is subject to us having a sufficient amount of assets eligible and any unused portion of this commitment may be terminated if the performance of the underlying assets deteriorates beyond specified levels.

Credit Agreements

We maintain committed lines of credit with various financial institutions. These credit agreements are primarily in place to support our commercial paper programs. If these lines were used, it would be in the form of short-term notes.

AHFC maintains a $3.5 billion 364 day credit agreement, as amended, which expires on March 4, 2016, and a $3.5 billion five year credit agreement, as amended, which expires on March 7, 2020. At June 30, 2015, no amounts were outstanding or repaid under the AHFC credit agreements. AHFC intends to renew or replace the credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$1.6 billion ($1.3 billion) credit agreement, as amended, which provides that HCFI may borrow up to C$800 million ($640 million) on a one year and a five-year revolving basis. The one year tranche of the credit agreement expires on March 24, 2016 and the five year tranche of the credit agreement expires on March 24, 2020. At June 30, 2015, no amounts were outstanding or repaid under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require us to maintain a positive consolidated tangible net worth. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of June 30, 2015, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

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

●

cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

●

ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective keep well agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of June 30, 2015 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of $4 million during both the three months ended June 30, 2015 and 2014, pursuant to these support compensation agreements.

Indebtedness of Consolidated Subsidiaries

As of June 30, 2015, AHFC and its consolidated subsidiaries had approximately $53.9 billion of outstanding indebtedness and other liabilities, including current liabilities, of which approximately $13.7 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

Derivatives

We utilize derivative instruments to mitigate exposures to fluctuations in interest rates and foreign currency exchange rates. The types of derivative instruments include interest rate swaps, basis swaps, and cross currency swaps. Interest rate and basis swap agreements are used to mitigate the effects of interest rate fluctuations of our floating rate debt relative to our fixed rate finance receivables and operating lease assets. Cross currency swap agreements are used to manage currency and interest rate risk exposure on foreign currency denominated debt. The derivative instruments contain an element of credit risk in the event the counterparties are unable to meet the terms of the agreements.

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

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending June 30,
	Total	2016	2017	2018	2019	2020	Thereafter
	(U.S. dollars in millions)
Unsecured debt obligations (1)	$37,795	$16,529	$8,045	$5,530	$2,530	$4,056	$1,105
Secured debt obligations (1)	7,052	3,895	2,255	803	99	-	-
Interest payments on debt (2)	1,313	449	345	247	145	86	41
Operating lease obligations	49	8	7	6	6	5	17
Total	$46,209	$20,881	$10,652	$6,586	$2,780	$4,147	$1,163

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of June 30, 2015.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of June 30, 2015.

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

Consumer finance receivables are collectively evaluated for impairment. Delinquencies and losses are monitored on an ongoing basis and this historical experience provides the primary basis for estimating the allowance. Management utilizes various methodologies when estimating the allowance for credit losses including models which incorporate vintage loss and delinquency migration analysis. These models take into consideration attributes of the portfolio, including loan-to-value ratios, internal and external credit scores, and collateral types. Market and economic factors such as used vehicle prices, unemployment rates, and consumer debt service burdens are also incorporated into these models. Estimated losses on operating leases expected to terminate early due to lessee defaults are also determined collectively, consistent with the methodologies used for consumer finance receivables.

Dealer finance receivables are individually evaluated for impairment when specifically identified as impaired. Dealer finance receivables are considered to be impaired when it is probable that we will be unable to collect all amounts due according to the original terms of the loan. Our determination of whether dealer loans are impaired is based on evaluations of dealership payment history, financial condition, and cash flows, and their ability to perform under the terms of the loans. Dealer loans that have not been specifically identified as impaired are collectively evaluated for impairment.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve month period ended June 30, 2015, our provision for credit losses would have increased by approximately $20 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve month period ended June 30, 2015, we would have recognized an additional $10 million in early termination losses in our consolidated statement of income during the period.

Determination of Lease Residual Values

Contractual residual values of lease vehicles are determined at lease inception based on expectations of future used vehicle values, taking into consideration external industry data and our own historical experience. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealer are sold through online and physical auctions. We are exposed to risk of loss on the disposition of returned lease vehicles when the proceeds from the sale of the vehicles are less than the contractual residual values at the end of lease term. We assess our estimates for end of term market values of the leased vehicles, at minimum, on a quarterly basis. The primary factors affecting the estimates are the percentage of leased vehicles that we expect to be returned by the lessee at the end of lease term and the expected loss severity. Factors considered in this evaluation include, among other factors, economic conditions, historical trends and market information on new and used vehicles.

For operating leases, adjustments to estimated residual values are made on a straight-line basis over the remaining term of each lease and are included as depreciation expense. For direct financing leases, downward adjustments for declines in estimated residual values deemed to be other-than-temporary are recognized as a loss on lease residual values in the period in which the estimate changed.

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of June 30, 2015 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $51 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $7 million in depreciation expense, which would be recognized over the remaining lease terms. Similarly, if the future estimated auction values were to decrease by $100 per unit and future return rates were to increase by one percentage point from our current estimates for all direct financing leases as of June 30, 2015, we would have recognized an increase of approximately $2 million and less than $1 million in losses on lease residual values, respectively. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of June 30, 2015. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2015, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For more information on our legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2015, which was filed with the SEC on June 26, 2015, except with respect to the risk factor titled: “New or revised financial or consumer regulations may adversely impact our business, results of operations, cash flows and financial condition”, which we hereby update with the following information:

On July 14, 2015 (the Effective Date), we reached a settlement with the Consumer Financial Protection Bureau (CFPB) and the U.S. Department of Justice (DOJ, together with the CFPB, the Agencies) related to the Agencies’ previously disclosed investigation of, and allegations regarding, pricing practices by dealers originating retail installment sale contracts for automobiles purchased by AHFC and entered into a consent order with each of the Agencies to reflect such settlement (collectively, the Consent Orders). Pursuant to the Consent Orders, we have agreed to implement a new dealer compensation policy within 120 days of the Effective Date of the execution of the Consent Orders. In connection with the implementation of such policy, we have agreed to maintain general compliance management systems reasonably designed to assure compliance with all relevant federal consumer financial laws. Additionally, we have agreed to pay $24 million in consumer remuneration and, pursuant to the Consent Order with the DOJ, we will submit to the DOJ a proposal for the distribution of a $1 million donation by us for financial education programs for protected groups. In addition, as previously disclosed, we have also received a subpoena from the New York Department of Financial Services requesting information relating to its fair lending laws. We are cooperating with this request for information. Management cannot predict the outcome of this inquiry.

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

Dated: August 10, 2015

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

4.5(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.6	Form of Fixed Rate Medium-Term Note, Series A(6) and Form of Floating Rate Medium-Term Note, Series A(7).
12.1(8)	Statement regarding computation of ratio of earnings to fixed charges
31.1(8)	Certification of Principal Executive Officer
31.2(8)	Certification of Principal Financial Officer
32.1(9)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(9)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(8)	XBRL Instance Document
101.SCH(8)	XBRL Taxonomy Extension Schema Document
101.CAL(8)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(8)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(8)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(8)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(3)	Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(4)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.
(5)	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
(6)	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated February 12, 2014.
(7)	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated September 25, 2013.
(8)	Filed herewith.
(9)	Furnished herewith.