Form 10-Q
period 2015-09-30
AMERICAN HONDA FINANCE CORP
filed 2015-11-10
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

REDUCED DISCLOSURE FORMAT

American Honda Finance Corporation, a wholly owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2015

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

Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the year ended March 31, 2015, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. Readers of this Quarterly Report should review the additional information contained in those reports, and in any subsequent Quarterly Report on Form 10-Q that we file with the Securities and Exchange Commission. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. dollars in millions, except share amounts)

	September 30,	March 31,
	2015	2015
Assets
Cash and cash equivalents	$714	$634
Finance receivables, net	36,856	38,464
Investment in operating leases, net	26,579	24,439
Due from Parent and affiliated companies	178	104
Income taxes receivable	17	66
Vehicles held for disposition	129	138
Other assets	761	723
Derivative instruments	277	237
Total assets	$65,511	$64,805
Liabilities and Equity
Debt	$44,981	$44,689
Due to Parent and affiliated companies	92	71
Accrued interest expense	89	93
Income taxes payable	106	-
Deferred income taxes	6,983	7,145
Other liabilities	1,297	1,246
Derivative instruments	372	371
Total liabilities	53,920	53,615
Commitments and contingencies
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of September 30, 2015 and March 31, 2015	1,366	1,366
Retained earnings	9,686	9,248
Accumulated other comprehensive loss	(110)	(75)
Total shareholder’s equity	10,942	10,539
Noncontrolling interest in subsidiary	649	651
Total equity	11,591	11,190
Total liabilities and equity	$65,511	$64,805

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	September 30,	March 31,
	2015	2015
Finance receivables, net	$7,583	$7,354
Vehicles held for disposition	3	3
Other assets	287	270
Total assets	$7,873	$7,627

Secured debt	$7,183	$7,365
Accrued interest expense	3	2
Total liabilities	$7,186	$7,367

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended		Six months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Direct financing leases	$19	$36	$43	$75
Retail	301	329	602	663
Dealer	30	29	60	59
Operating leases	1,353	1,195	2,661	2,342
Total revenues	1,703	1,589	3,366	3,139
Depreciation on operating leases	1,077	943	2,117	1,846
Interest expense	143	146	283	296
Net revenues	483	500	966	997
Gain on disposition of lease vehicles	8	12	30	38
Other income	24	24	48	48
Total net revenues	515	536	1,044	1,083
Expenses:
General and administrative expenses	103	100	203	199
Provision for credit losses	35	30	66	51
Early termination loss on operating leases	18	14	29	18
Loss on lease residual values	2	2	3	2
(Gain)/Loss on derivative instruments	(18)	150	(3)	132
(Gain)/Loss on foreign currency revaluation of debt	11	(167)	35	(179)
Total expenses	151	129	333	223
Income before income taxes	364	407	711	860
Income tax expense	124	143	244	302
Net income	240	264	467	558
Less: Net income attributable to noncontrolling interest	12	17	29	35
Net income attributable to American Honda Finance Corporation	$228	$247	$438	$523

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended		Six months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$240	$264	$467	$558
Other comprehensive loss:
Foreign currency translation adjustment	(85)	(72)	(66)	(21)
Comprehensive income	155	192	401	537
Less: Comprehensive income/(loss) attributable to noncontrolling interest	(28)	(17)	(2)	25
Comprehensive income attributable to American Honda Finance Corporation	$183	$209	$403	$512

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	income/(loss)	stock	interest
Balance at March 31, 2014	$10,393	$8,306	$27	$1,366	$694
Net income	558	523	-	-	35
Other comprehensive loss	(21)	-	(11)	-	(10)
Balance at September 30, 2014	$10,930	$8,829	$16	$1,366	$719

Balance at March 31, 2015	$11,190	$9,248	$(75)	$1,366	$651
Net income	467	438	-	-	29
Other comprehensive loss	(66)	-	(35)	-	(31)
Balance at September 30, 2015	$11,591	$9,686	$(110)	$1,366	$649

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in millions)

	Six months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$467	$558
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(7)	(183)
Loss on lease residual values and provision for credit losses	69	53
Early termination loss on operating leases	29	18
Depreciation and amortization	2,119	1,850
Accretion of unearned subsidy income	(551)	(540)
Amortization of deferred dealer participation and IDC	162	172
Gain on disposition of lease vehicles and fixed assets	(30)	(37)
Deferred income tax benefit	(151)	(194)
Changes in operating assets and liabilities:
Income taxes receivable/payable	154	195
Other assets	(28)	(16)
Accrued interest/discounts on debt	21	20
Other liabilities	72	(26)
Due to/from Parent and affiliated companies	(53)	(11)
Net cash provided by operating activities	2,273	1,859
Cash flows from investing activities:
Finance receivables acquired	(7,812)	(9,314)
Principal collected on finance receivables	8,745	9,305
Net change in wholesale loans	249	759
Purchase of operating lease vehicles	(8,122)	(7,279)
Disposal of operating lease vehicles	3,543	3,216
Cash received for unearned subsidy income	717	685
Other investing activities, net	(26)	(1)
Net cash used in investing activities	(2,706)	(2,629)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	19,460	20,314
Paydown of commercial paper	(19,948)	(17,812)
Proceeds from issuance of related party debt	11,359	21,592
Paydown of related party debt	(11,874)	(21,306)
Proceeds from issuance of medium term notes and other debt	4,958	3,490
Paydown of medium term notes and other debt	(3,266)	(4,428)
Proceeds from issuance of secured debt	2,233	1,994
Paydown of secured debt	(2,408)	(2,565)
Net cash provided by financing activities	514	1,279
Effect of exchange rate changes on cash and cash equivalents	(1)	-
Net increase in cash and cash equivalents	80	509
Cash and cash equivalents at beginning of year	634	138
Cash and cash equivalents at end of year	$714	$647
Supplemental disclosures of cash flow information:
Interest paid	$269	$326
Income taxes paid	241	301

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

Effective April 1, 2015, the Company adopted Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings under the line-of-credit arrangement. The adoption of these ASU’s did not have material impact on the consolidated financial statements.

(d)	Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and created the new Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date for the Company from April 1, 2017 to April 1, 2018 while permitting early adoption as of April 1, 2017. The Company is currently assessing the impact the adoption of this guidance will have on the consolidated financial statements.

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

(2)	Finance Receivables

Finance receivables consisted of the following:

	September 30, 2015
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$1,375	$31,993	$4,002	$37,370
Allowance for credit losses	(2)	(91)	-	(93)
Write-down of lease residual values	(12)	-	-	(12)
Unearned interest income and fees	(40)	-	-	(40)
Deferred dealer participation and IDC	2	378	-	380
Unearned subsidy income	(50)	(699)	-	(749)
	$1,273	$31,581	$4,002	$36,856

	March 31, 2015
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$1,956	$32,792	$4,256	$39,004
Allowance for credit losses	(2)	(84)	-	(86)
Write-down of lease residual values	(13)	-	-	(13)
Unearned interest income and fees	(64)	-	-	(64)
Deferred dealer participation and IDC	3	390	-	393
Unearned subsidy income	(80)	(690)	-	(770)
	$1,800	$32,408	$4,256	$38,464

Finance receivables include retail loans with a principal balance of $7.7 billion and $7.4 billion as of September 30, 2015 and March 31, 2015, respectively, which have been transferred to securitization trusts and considered to be legally isolated but do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

The uninsured portions of the lease residual values were $221 million and $298 million at September 30, 2015 and March 31, 2015, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $6 million and $4 million for the three months ended September 30, 2015 and 2014, respectively, and $13 million and $10 million for the six months ended September 30, 2015 and 2014, respectively.

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

There were no modifications to dealer loans that constituted troubled debt restructurings during the three and six months ended September 30, 2015 and 2014.

The Company generally does not grant concessions on consumer finance receivables that are considered to be troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three and six months ended September 30, 2015 and 2014. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered to be troubled debt restructurings since the deferrals are deemed to be insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and six months ended September 30, 2015
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, July 1, 2015	$2	$91	$1	$94
Provision	-	31	(1)	30
Charge-offs	(1)	(47)	-	(48)
Recoveries	1	16	-	17
Effect of translation adjustment	-	-	-	-
Ending balance, September 30, 2015	$2	$91	$-	$93
Beginning balance, April 1, 2015	$2	$84	$-	$86
Provision	1	57	(1)	57
Charge-offs	(2)	(85)	-	(87)
Recoveries	1	35	1	37
Effect of translation adjustment	-	-	-	-
Ending balance, September 30, 2015	$2	$91	$-	$93
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	2	91	-	93
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	1,287	31,672	4,002	36,961

	Three and six months ended September 30, 2014
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, July 1, 2014	$4	$95	$-	$99
Provision	-	25	-	25
Charge-offs	(1)	(45)	-	(46)
Recoveries	-	16	-	16
Effect of translation adjustment	-	-	-	-
Ending balance, September 30, 2014	$3	$91	$-	$94
Beginning balance, April 1, 2014	$4	$95	$1	$100
Provision	1	41	-	42
Charge-offs	(2)	(84)	(1)	(87)
Recoveries	-	39	-	39
Effect of translation adjustment	-	-	-	-
Ending balance, September 30, 2014	$3	$91	$-	$94
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	3	91	-	94
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$30	$30
Collectively evaluated for impairment	2,531	34,590	3,657	40,778

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 – 59 days	60 – 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
September 30, 2015
Retail loans:
New auto	$180	$36	$9	$225	$27,142	$27,367
Used and certified auto	61	12	3	76	3,161	3,237
Motorcycle and other	12	4	2	18	1,050	1,068
Total retail	253	52	14	319	31,353	31,672
Direct financing leases	6	2	1	9	1,278	1,287
Dealer loans:
Wholesale flooring	1	-	-	1	3,190	3,191
Commercial loans	-	-	-	-	811	811
Total dealer loans	1	-	-	1	4,001	4,002
Total finance receivables	$260	$54	$15	$329	$36,632	$36,961

March 31, 2015
Retail loans:
New auto	$141	$17	$6	$164	$28,017	$28,181
Used and certified auto	46	6	2	54	3,234	3,288
Motorcycle and other	9	3	1	13	1,010	1,023
Total retail	196	26	9	231	32,261	32,492
Direct financing leases	8	1	1	10	1,805	1,815
Dealer loans:
Wholesale flooring	1	-	-	1	3,457	3,458
Commercial loans	-	-	-	-	798	798
Total dealer loans	1	-	-	1	4,255	4,256
Total finance receivables	$205	$27	$10	$242	$38,321	$38,563

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

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
September 30, 2015
Performing	$27,322	$3,222	$1,062	$1,284	$32,890
Nonperforming	45	15	6	3	69
Total	$27,367	$3,237	$1,068	$1,287	$32,959

March 31, 2015
Performing	$28,158	$3,280	$1,019	$1,813	$34,270
Nonperforming	23	8	4	2	37
Total	$28,181	$3,288	$1,023	$1,815	$34,307

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

	September 30, 2015			March 31, 2015
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$2,076	$581	$2,657	$2,281	$564	$2,845
Group B	1,115	230	1,345	1,177	234	1,411
Total	$3,191	$811	$4,002	$3,458	$798	$4,256

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	September 30,	March 31,
	2015	2015
	(U.S. dollars in millions)
Operating lease vehicles	$32,901	$30,288
Accumulated depreciation	(5,371)	(5,070)
Deferred dealer participation and IDC	107	98
Unearned subsidy income	(989)	(819)
Estimated early termination losses	(69)	(58)
	$26,579	$24,439

The Company recognized $18 million and $14 million of estimated early termination losses due to lessee defaults for the three months ended September 30, 2015 and 2014, respectively. Actual net losses realized for the three months ended September 30, 2015 and 2014 totaled $12 million and $10 million, respectively. The Company recognized $29 million and $18 million of estimated early termination losses due to lessee defaults for the six months ended September 30, 2015 and 2014, respectively. Actual net losses realized for the six months ended September 30, 2015 and 2014 totaled $18 million and $16 million, respectively.

Included in the provision for credit losses for both the three months ended September 30, 2015 and 2014 are provisions related to past due receivables on operating leases in the amount of $5 million. Included in the provision for credit losses for both the six months ended September 30, 2015 and 2014 are provisions related to past due receivables on operating leases in the amount of $9 million.

The Company did not recognize impairment losses due to declines in estimated residual values during the three and six months ended September 30, 2015 and 2014.

(4)	Debt

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2015	2015	2015	2015	2015	2015
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$4,038	$4,587	0.36%	0.37%	0.18 - 1.33%	0.15 - 1.33%
Related party debt	2,902	3,492	0.49%	0.61%	0.17 - 0.99%	0.16 - 1.30%
Bank loans	7,285	7,292	0.85%	0.84%	0.68 - 1.47%	0.61 - 1.73%
Private MTN program	5,441	7,458	2.73%	2.45%	0.71 - 7.63%	0.64 - 7.63%
Public MTN program	14,716	10,938	1.23%	1.09%	0.28 - 2.45%	0.25 - 2.25%
Euro MTN programme	1,804	1,866	1.36%	1.30%	0.56 - 2.23%	0.15 - 2.23%
Other debt	1,612	1,691	1.73%	1.85%	1.17 - 2.35%	1.40 - 2.35%
Total unsecured debt	37,798	37,324
Secured debt	7,183	7,365	0.90%	0.74%	0.24 - 1.56%	0.19 - 1.46%
Total debt	$44,981	$44,689

As of September 30, 2015, the outstanding principal balance of long-term debt with floating interest rates totaled $14.5 billion and long-term debt with fixed interest rates totaled $22.0 billion. As of March 31, 2015, the outstanding principal balance of long-term debt with floating interest rates totaled $12.6 billion and long-term debt with fixed interest rates totaled $21.0 billion.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Commercial Paper

As of September 30, 2015 and March 31, 2015, the Company had commercial paper programs that provide the Company with available funds of up to $8.5 and $8.6 billion, respectively, at prevailing market interest rates for periods up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

Outstanding commercial paper averaged $5.2 billion and $5.5 billion during the six months ended September 30, 2015 and 2014, respectively. The maximum balance outstanding at any month-end during the six months ended September 30, 2015 and 2014 was $5.9 billion and $6.7 billion, respectively.

Related Party Debt

AHFC routinely issues fixed rate short-term notes to AHM to help fund AHFC’s general corporate operations. The Company incurred interest expense on these notes totaling $0.6 million and $1 million for the three months ended September 30, 2015 and 2014, respectively, and $1 million and $2 million for the six months ended September 30, 2015 and 2014, respectively.

HCFI routinely issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. The Company incurred interest expense on these notes totaling $4 million and $6 million for the three months ended September 30, 2015 and 2014, respectively, and $8 million and $11 million for the six months ended September 30, 2015 and 2014, respectively.

Bank Loans

Outstanding bank loans as of September 30, 2015 had floating interest rates. Outstanding bank loans have prepayment options. No outstanding bank loans as of September 30, 2015 were supported by the Keep Well Agreements with HMC described in Note 6.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under the Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of September 30, 2015 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars.

Public MTN Program

In August 2015, AHFC increased the authorized maximum aggregate principal amount for issuance under the Public MTN Program from $16.0 billion to $30.0 billion. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under this program were both short-term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars and Euros.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program are long-term as of September 30, 2015 with either fixed or floating interest rates, and denominated in U.S. dollars, Japanese Yen, or Euros.

The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.

Other Debt

The outstanding balances as of September 30, 2015 consisted of private placement debt issued by HCFI, denominated in Canadian dollars, with either fixed or floating interest rates. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6.

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

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364 day credit agreement, as amended, which expires on March 4, 2016, and a $3.5 billion five year credit agreement, as amended, which expires on March 7, 2020. At September 30, 2015, no amounts were outstanding or repaid under the AHFC credit agreements. AHFC intends to renew or replace the credit agreements prior to or on their respective expiration dates.

HCFI maintains a $1.2 billion credit agreement, as amended, which provides that HCFI may borrow up to $601 million on a one year and a five-year revolving basis. The one year tranche of the credit agreement expires on March 24, 2016 and the five year tranche of the credit agreement expires on March 24, 2020. At September 30, 2015, no amounts were outstanding or repaid under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI, respectively, to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of September 30, 2015, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

Other Credit Agreements

In September 2015, AHFC entered into other committed lines of credit to allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. There were no amounts outstanding as of September 30, 2015 and these agreements expire in September 2016.

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

	September 30, 2015			March 31, 2015
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$50,012	$272	$153	$49,216	$236	$115
Cross currency swaps	2,646	5	219	1,385	1	256
Gross derivative assets/liabilities		277	372		237	371
Counterparty netting adjustment		(133)	(133)		(97)	(97)
Net derivative assets/liabilities		$144	$239		$140	$274

The income statement effect of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended		Six months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(U.S. dollars in millions)
Interest rate swaps	$4	$4	$(28)	$13
Cross currency swaps	14	(154)	31	(145)
Total gain/(loss) on derivative instruments	$18	$(150)	$3	$(132)

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies.

	Three months ended		Six months ended
	September 30,		September 30,
Income statement	2015	2014	2015	2014
	(U.S. dollars in millions)
Revenue:
Subsidy income	$273	$268	$544	$535
Interest expense:
Related party debt	4	7	9	13
Other income:
VSC administration fees	24	24	49	48
General and administrative expenses:
Support Compensation Agreement fees	5	5	9	9
Benefit plan expenses	2	3	5	5
Shared services	15	13	31	26

	September 30,	March 31,
Balance Sheet	2015	2015
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(735)	$(756)
Investment in operating leases, net:
Unearned subsidy income	(984)	(816)
Due from Parent and affiliated companies	178	104

Liabilities:
Debt:
Related party debt	$2,902	$3,492
Due to Parent and affiliated companies	92	71
Accrued interest expenses:
Related party debt	2	4
Other liabilities:
VSC unearned administrative fees	378	364
Accrued benefit expenses	51	49

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

Debt programs supported by the Keep Well Agreements consist of the Company’s commercial paper programs, Private MTN Program, Public MTN Program, Euro MTN Programme, and HCFI’s private placement debt. In connection with the above agreements, AHFC and HCFI have entered into separate Support Compensation Agreements, where each has agreed to pay HMC a quarterly fee based on the amount of outstanding debt that benefit from the Keep Well Agreements. Support Compensation Agreement fees are recognized in general and administrative expenses.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Other

The majority of the amounts due from the Parent and affiliated companies at September 30, 2015 and March 31, 2015 related to subsidies. The majority of the amounts due to the Parent and affiliated companies at September 30, 2015 and March 31, 2015 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

(7)	Income Taxes

The Company’s effective tax rate was 34.1% and 35.1% for the three months ended September 30, 2015 and 2014, respectively, and 34.3% and 35.1% for the six months ended September 30, 2015 and 2014, respectively.

To date, the Company has not provided for federal income taxes on its share of the undistributed earnings of its foreign subsidiary, HCFI, that are intended to be indefinitely reinvested outside the United States. At September 30, 2015, $673 million of accumulated undistributed earnings of HCFI were deemed to be so reinvested. If these undistributed earnings as of September 30, 2015 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $153 million. The Company does not expect to repatriate any undistributed earnings in the foreseeable future.

Due to the lapse in U.S. tax law that defers the imposition of U.S. taxes on certain foreign active financing income until that income is repatriated to the U.S. as a dividend, for the three and six months ended September 30, 2015, AHFC recognized net tax of $1 million and $3 million, respectively, on its share of such income.

The changes in the unrecognized tax benefits for the six months ended September 30, 2015 were not significant. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of the fiscal year ending March 31, 2016.

As of September 30, 2015, the Company is subject to examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 to 2014, with the exception of one state which is subject to examination for returns filed for the taxable years ended March 31, 2001 to 2014. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2008 to 2015 federally, and returns filed for the taxable years ended March 31, 2007 to 2015 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Commitments and Contingencies

The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was approximately $2 million for both the three months ended September 30, 2015 and 2014, and approximately $5 million for both the six months ended September 30, 2015 and 2014.

The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. Maximum commercial revolving lines of credit were $466 million and $476 million as of September 30, 2015 and March 31, 2015, respectively, with $264 million and $261 million used, respectively, as of those dates. The Company also has a commitment to lend a total of $84 million to finance the construction of auto dealerships, of which $52 million has been funded as of September 30, 2015.

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

On July 14, 2015 (Effective Date), the Company reached a settlement with the Consumer Financial Protection Bureau (CFPB) and the U.S. Department of Justice (DOJ, together with the CFPB, the Agencies) related to the Agencies’ previously disclosed investigation of, and allegations regarding, pricing practices by dealers originating retail installment sale contracts for automobiles purchased by AHFC and entered into a consent order with each of the Agencies to reflect such settlement (collectively, the Consent Orders). Pursuant to the Consent Orders, the Company implemented a new dealer compensation policy on August 11, 2015. In connection with the implementation of such policy, the Company has agreed to maintain general compliance management systems reasonably designed to assure compliance with all relevant federal consumer financial laws. Additionally, the Company has agreed to pay $24 million in consumer remuneration and, pursuant to the Consent Order with the DOJ, the Company will submit to the DOJ a proposal for the distribution of a $1 million donation by the Company for financial education programs for protected groups. These amounts were recognized in the consolidated financial statements in the fourth quarter of fiscal year 2015.

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

During the six months ended September 30, 2015 and 2014, the Company issued notes through asset backed securitizations, which were accounted for as secured financing transactions totaling $2.2 billion and $2.0 billion, respectively. The notes were secured by receivables with an initial principal balance of $3.0 billion and $2.1 billion, respectively.

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

	September 30,	March 31,
	2015	2015
	(U.S. dollars in millions)
Assets:
Finance receivables	$7,685	$7,444
Unamortized costs and subsidy income, net	(92)	(79)
Allowance for credit losses	(10)	(11)
Finance receivables, net	7,583	7,354
Vehicles held for disposition	3	3
Restricted cash (1)	279	262
Accrued interest receivable (1)	8	8
Total assets	$7,873	$7,627
Liabilities:
Secured debt	$7,194	$7,375
Unamortized discounts and fees	(11)	(10)
Secured debt, net	7,183	7,365
Accrued interest expense	3	2
Total liabilities	$7,186	$7,367

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of September 30, 2015 and March 31, 2015, AHFC and HCFI had cash collections of $398 million and $420 million, respectively, which were required to be remitted to the trusts.

(10)	Other Assets

Other assets consisted of the following:

	September 30,	March 31,
	2015	2015
	(U.S. dollars in millions)
Accrued interest and fees	$73	$73
Other receivables	103	93
Deferred expense	174	169
Software, net of accumulated amortization of $136 and $135 as of September 30, 2015 and March 31, 2015, respectively	22	17
Property and equipment, net of accumulated depreciation of $17 and $16 as of September 30, 2015 and March 31, 2015, respectively	6	5
Restricted cash	303	262
Other	80	104
Total	$761	$723

Depreciation and amortization are computed on a straight line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $1 million for both the three months ended September 30, 2015 and 2014, and $2 million and $3 million for the six months ended September 30, 2015 and 2014, respectively.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11)	Other Liabilities

Other liabilities consisted of the following:

	September 30,	March 31,
	2015	2015
	(U.S. dollars in millions)
Dealer payables	$133	$127
Accounts payable and accrued expenses	267	249
Lease security deposits	58	55
VSC unearned administrative fees (Note 6)	378	364
Unearned income, operating lease	312	303
Uncertain tax positions	18	18
Other	131	130
Total	$1,297	$1,246

(12)	Other Income

Other income consisted of the following:

	Three months ended		Six months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(U.S. dollars in millions)
VSC administration (Note 6)	$24	$24	$49	$48
Other	-	-	(1)	-
Total	$24	$24	$48	$48
(13)	Fair Value Measurements

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2015

	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$272	$-	$272
Cross currency swaps	-	5	-	5
Total assets	$-	$277	$-	$277
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$153	$-	$153
Cross currency swaps	-	219	-	219
Total liabilities	$-	$372	$-	$372

	March 31, 2015

	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$236	$-	$236
Cross currency swaps	-	1	-	1
Total assets	$-	$237	$-	$237
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$115	$-	$115
Cross currency swaps	-	256	-	256
Total liabilities	$-	$371	$-	$371

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

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the six months ended September 30, 2015 and 2014. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment
	(U.S. dollars in millions)
September 30, 2015
Vehicles held for disposition	$-	$-	$94	$94	$18

September 30, 2014
Vehicles held for disposition	$-	$-	$94	$94	$18

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

	September 30, 2015
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$714	$714	$-	$-	$714
Dealer loans, net	4,002	-	-	3,840	3,840
Retail loans, net	31,581	-	-	31,823	31,823
Restricted cash	303	303	-	-	303

Liabilities:
Commercial paper	$4,038	$-	$4,038	$-	$4,038
Related party debt	2,902	-	2,902	-	2,902
Bank loans	7,285	-	7,263	-	7,263
Medium term note programs	21,961	-	22,269	-	22,269
Other debt	1,612	-	1,617	-	1,617
Secured debt	7,183	-	7,194	-	7,194

	March 31, 2015
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$634	$634	$-	$-	$634
Dealer loans, net	4,256	-	-	4,113	4,113
Retail loans, net	32,408	-	-	32,719	32,719
Restricted cash	262	262	-	-	262

Liabilities:
Commercial paper	$4,587	$-	$4,587	$-	$4,587
Related party debt	3,492	-	3,492	-	3,492
Bank loans	7,292	-	7,330	-	7,330
Medium term note programs	20,262	-	20,710	-	20,710
Other debt	1,691	-	1,715	-	1,715
Secured debt	7,365	-	7,377	-	7,377

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

Fair value information presented in the tables above is based on information available at September 30, 2015 and March 31, 2015. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial information for the Company’s reportable segments for the three and six months ended or at September 30, 2015 and 2014 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended September 30, 2015
Revenues:
Direct financing leases	$-	$19	$-	$19
Retail	265	36	-	301
Dealer	27	3	-	30
Operating leases	1,236	117	-	1,353
Total revenues	1,528	175	-	1,703
Depreciation on operating leases	982	95	-	1,077
Interest expense	125	18	-	143
Realized losses on derivatives and foreign currency denominated debt	4	7	(11)	-
Net revenues	417	55	11	483
Gain on disposition of lease vehicles	6	2	-	8
Other income	24	-	-	24
Total net revenues	447	57	11	515
Expenses:
General and administrative expenses	91	12	-	103
Provision for credit losses	31	4	-	35
Early termination loss on operating leases	17	1	-	18
Loss on lease residual values	-	2	-	2
Gain on derivative instruments	-	-	(18)	(18)
Loss on foreign currency revaluation of debt	-	-	11	11
Income before income taxes	$308	$38	$18	$364
Six months ended September 30, 2015
Revenues:
Direct financing leases	$-	$43	$-	$43
Retail	529	73	-	602
Dealer	53	7	-	60
Operating leases	2,443	218	-	2,661
Total revenues	3,025	341	-	3,366
Depreciation on operating leases	1,939	178	-	2,117
Interest expense	245	38	-	283
Realized losses on derivatives and foreign currency denominated debt	6	14	(20)	-
Net revenues	835	111	20	966
Gain on disposition of lease vehicles	27	3	-	30
Other income	47	1	-	48
Total net revenues	909	115	20	1,044
Expenses:
General and administrative expenses	178	25	-	203
Provision for credit losses	58	8	-	66
Early termination loss on operating leases	27	2	-	29
Loss on lease residual values	-	3	-	3
Gain on derivative instruments	-	-	(3)	(3)
Loss on foreign currency revaluation of debt	-	-	35	35
Income before income taxes	$646	$77	$(12)	$711
September 30, 2015
Total finance receivables	$32,028	$4,828	$-	$36,856
Total operating lease assets	24,176	2,403	-	26,579
Total assets	58,162	7,349	-	65,511

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended September 30, 2014
Revenues:
Direct financing leases	$-	$36	$-	$36
Retail	286	43	-	329
Dealer	25	4	-	29
Operating leases	1,139	56	-	1,195
Total revenues	1,450	139	-	1,589
Depreciation on operating leases	897	46	-	943
Interest expense	122	24	-	146
Realized (gains)/losses on derivatives and foreign currency denominated debt	(1)	6	(5)	-
Net revenues	432	63	5	500
Gain on disposition of lease vehicles	9	3	-	12
Other income	24	-	-	24
Total net revenues	465	66	5	536
Expenses:
General and administrative expenses	85	15	-	100
Provision for credit losses	28	2	-	30
Early termination loss on operating leases	13	1	-	14
Loss on lease residual values	-	2	-	2
Loss on derivative instruments	-	-	150	150
Gain on foreign currency revaluation of debt	-	-	(167)	(167)
Income before income taxes	$339	$46	$22	$407
Six months ended September 30, 2014
Revenues:
Direct financing leases	$-	$75	$-	$75
Retail	578	85	-	663
Dealer	51	8	-	59
Operating leases	2,244	98	-	2,342
Total revenues	2,873	266	-	3,139
Depreciation on operating leases	1,766	80	-	1,846
Interest expense	248	48	-	296
Realized (gains)/losses on derivatives and foreign currency denominated debt	(6)	12	(6)	-
Net revenues	865	126	6	997
Gain on disposition of lease vehicles	33	5	-	38
Other income	47	1	-	48
Total net revenues	945	132	6	1,083
Expenses:
General and administrative expenses	171	28	-	199
Provision for credit losses	46	5	-	51
Early termination loss on operating leases	17	1	-	18
Loss on lease residual values	-	2	-	2
Loss on derivative instruments	-	-	132	132
Gain on foreign currency revaluation of debt	-	-	(179)	(179)
Income before income taxes	$711	$96	$53	$860
September 30, 2014
Total finance receivables	$34,225	$6,472	$-	$40,697
Total operating lease assets	22,053	1,188	-	23,241
Total assets	57,983	7,760	-	65,743

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

References to “C$” are to the Canadian dollar. This report contains translations of certain Canadian dollar amounts into U.S. dollars at the rate specified below solely for your convenience. These translations should not be construed as representations that the Canadian dollar amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rate indicated. U.S. dollar equivalents for “C$” amounts are calculated based on the exchange rate on September 30, 2015 of 1.3313 per U.S. dollar.

References in this report to our “fiscal year 2016” and “fiscal year 2015” refer to our fiscal year ending March 31, 2016 and our fiscal year ended March 31, 2015, respectively.

Results of Operations

The following table presents our income before income taxes:

	Three months ended		Six months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$330	$357	$629	$758
Canada segment	34	50	82	102
Total income before income taxes	$364	$407	$711	$860

Comparison of the Three Months Ended September 30, 2015 and 2014

Our consolidated income before income taxes was $364 million during the second quarter of fiscal year 2016 compared to $407 million during the same period in fiscal year 2015. This decrease of $43 million, or 11%, was primarily due to a loss on revaluation of foreign currency denominated debt of $11 million during the current period compared to a gain of $167 million during the same period in fiscal year 2015, a decline in revenues from retail loans of $28 million, a decline in revenues from direct financing leases of $17 million, and an increase in provision for credit losses of $5 million, which were partially offset by a gain on derivative instruments of $18 million in the current period compared to a loss of $150 million during the same period in fiscal year 2015, and an increase in operating lease revenues, net of depreciation, of $24 million.

Comparison of the Six Months Ended September 30, 2015 and 2014

Our consolidated income before income taxes was $711 million during the first six months of fiscal year 2016 compared to $860 million during the same period in fiscal year 2015. This decrease of $149 million, or 17%, was primarily due to a loss on revaluation of foreign currency denominated debt of $35 million during the first six months of fiscal year 2016 compared to a gain of $179 million during the same period in fiscal year 2015, a decline in revenues from retail loans of $61 million, a decline in revenues from direct financing leases of $32 million, an increase in provision of credit losses of $15 million, an increase in early termination loss on operating leases of $11 million, and a decline in gain on disposition of lease vehicles of $8 million, which were partially offset by a gain on derivative instruments of $3 million during the first six months of fiscal year 2016 compared to a loss of $132 million during the same period in fiscal year 2015, an increase in operating lease revenues, net of depreciation, of $48 million, and a decrease in interest expense of $13 million.

Segment Results—Comparison of the Three Months Ended September 30, 2015 and 2014

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$-	$-	$19	$36	$19	$36
Retail	265	286	36	43	301	329
Dealer	27	25	3	4	30	29
Operating leases	1,236	1,139	117	56	1,353	1,195
Total revenues	1,528	1,450	175	139	1,703	1,589
Depreciation on operating leases	982	897	95	46	1,077	943
Interest expense	125	122	18	24	143	146
Net revenues	421	431	62	69	483	500
Gain on disposition of lease vehicles	6	9	2	3	8	12
Other income	24	24	-	-	24	24
Total net revenues	451	464	64	72	515	536
Expenses:
General and administrative expenses	91	85	12	15	103	100
Provision for credit losses	31	28	4	2	35	30
Early termination loss on operating leases	17	13	1	1	18	14
Loss on lease residual values	-	-	2	2	2	2
(Gain)/Loss on derivative instruments	(29)	148	11	2	(18)	150
(Gain)/Loss on foreign currency revaluation of debt	11	(167)	-	-	11	(167)
Income before income taxes	$330	$357	$34	$50	$364	$407

Revenues

Revenue from retail loans in the United States segment declined by $21 million, or 7%, during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The decline in revenue was primarily attributable to lower average outstanding retail loans. Revenue from retail loans in the Canada segment declined by $7 million, or 16%, primarily due to the effect of foreign currency translation adjustments.

Operating lease revenue in the United States segment increased by $97 million, or 9%, during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The increase in operating lease revenue was due to higher average outstanding operating lease assets during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015. Operating lease revenue in the Canada segment increased by $61 million due to the increase in operating lease assets.

Direct financing lease revenue, which is generated only in Canada, declined by $17 million, or 47%, during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The decline in revenue was primarily attributable to the continued decline in outstanding direct financing lease assets.

Revenue from dealer loans increased by $2 million in the United States segment and declined by $1 million in the Canada segment during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015.

Subsidy income from AHM and HCI sponsored incentive programs increased by $5 million, or 2%, to $273 million during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $85 million, or 9%, during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015, primarily due to higher average outstanding operating lease assets. Depreciation on operating leases in the Canada segment increased by $49 million due to the increase in operating lease assets.

Operating lease revenue, net of depreciation, in the United States segment increased by $12 million, or 5%, during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015. This increase was attributable to the growth in our operating lease assets, which was partially offset by lower net revenue on more recently acquired operating leases. Operating lease revenue, net of depreciation, in the Canada segment increased by $12 million due to the increase in operating lease assets.

Interest expense

Interest expense in the United States segment increased by $3 million, or 2%, during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The increase was attributable to higher average cost of debt due to a change in the mix of short-term and long-term debt, which was partially offset by lower average outstanding debt. Interest expense in the Canada segment declined by $6 million, or 25%, due to the effect of foreign currency translation adjustments and lower average cost of debt. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment declined by $3 million, or 33%, during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The decline was the result of lower used vehicle prices and an increase in the volume of off-lease vehicles sold through auctions during the second quarter of fiscal year 2016 as compared to the same period in fiscal year 2015. The gain on disposition of lease vehicles in the Canada segment declined by $1 million during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015.

Provision for credit losses

The provision for credit losses in the United States segment increased by $3 million, or 11%, during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The increase in our provision reflects higher charge-offs during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The provision for credit losses in the Canada segment increased by $2 million during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment increased by $4 million, or 31%, during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015 primarily due to the growth in operating lease assets. Early termination losses on operating leases in the Canada segment were consistent during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015. See “—Financial Condition—Credit Risk” below for more information.

Loss on lease residual values

Losses on lease residual values in the Canada segment were consistent during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015.

Gain/loss on derivative instruments

In the United States segment, we recognized a gain on derivative instruments of $29 million during the second quarter of fiscal year 2016 compared to a loss of $148 million during the same period in fiscal year 2015. The gain in the second quarter of fiscal year 2016 was comprised of gains on pay float interest rate swaps of $124 million and cross currency swaps of $14 million, which were partially offset by losses on pay fixed interest rate swaps of $109 million. The gains on pay float interest rate swaps and losses on pay fixed interest rate swaps were primarily due to a decline in interest rates during the second quarter of fiscal year 2016. The gain on cross currency swaps was primarily attributable to the U.S. dollar weakening against the Euro and Yen during the second quarter of fiscal year 2016. In the Canada segment, the loss on derivative instruments increased by $9 million during the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The loss during the second quarter of fiscal year 2016 was attributable to losses on interest rate swaps due to the decline in Canadian interest rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $11 million during the second quarter of fiscal year 2016 compared to a gain of $167 million during the same period in fiscal year 2015. The loss during the second quarter of fiscal year 2016 was attributable to losses on Euro and Yen denominated debt as the U.S. dollar weakened against both currencies.

Income tax expense

Our consolidated effective tax rate was 34.1% for the second quarter of fiscal year 2016 and 35.1% for the same period in fiscal year 2015.

Segment Results—Comparison of the Six Months Ended September 30, 2015 and 2014

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Six months ended		Six months ended		Six months ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$-	$-	$43	$75	$43	$75
Retail	529	578	73	85	602	663
Dealer	53	51	7	8	60	59
Operating leases	2,443	2,244	218	98	2,661	2,342
Total revenues	3,025	2,873	341	266	3,366	3,139
Depreciation on operating leases	1,939	1,766	178	80	2,117	1,846
Interest expense	245	248	38	48	283	296
Net revenues	841	859	125	138	966	997
Gain on disposition of lease vehicles	27	33	3	5	30	38
Other income	47	47	1	1	48	48
Total net revenues	915	939	129	144	1,044	1,083
Expenses:
General and administrative expenses	178	171	25	28	203	199
Provision for credit losses	58	46	8	5	66	51
Early termination loss on operating Leases	27	17	2	1	29	18
Loss on lease residual values	-	-	3	2	3	2
(Gain)/Loss on derivative instruments	(12)	126	9	6	(3)	132
(Gain)/Loss on foreign currency revaluation of debt	35	(179)	-	-	35	(179)
Income before income taxes	$629	$758	$82	$102	$711	$860

Revenues

Revenue from retail loans in the United States segment declined by $49 million, or 8%, during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015. The decline in revenue was primarily attributable to lower average outstanding retail loans. Revenue from retail loans in the Canada segment declined by $12 million, or 14%, primarily due to the effect of foreign currency translation adjustments.

Operating lease revenue in the United States segment increased by $199 million, or 9%, during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015. The increase in operating lease revenue was due to higher average outstanding operating lease assets during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015. Operating lease revenue in the Canada segment increased by $120 million due to the increase in operating lease assets.

Direct financing lease revenue, which is generated only in Canada, declined by $32 million, or 43%, during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015. The decline in revenue was primarily attributable to the continued decline in outstanding direct financing lease assets.

Revenue from dealer loans increased by $2 million in the United States and declined by $1 million in the Canada segment during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015.

Subsidy income from AHM and HCI sponsored incentive programs increased by $9 million, or 2%, to $544 million during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $173 million, or 10%, during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015, primarily due to higher average outstanding operating lease assets. Depreciation on operating leases in the Canada segment increased by $98 million due to the increase in operating lease assets.

Operating lease revenue, net of depreciation, in the United States segment increased by $26 million, or 5%, during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015. This increase was attributable to the growth in our operating lease assets, which was partially offset by lower net revenue on more recently acquired operating leases. Operating lease revenue, net of depreciation, in the Canada segment increased by $22 million due to the increase in operating lease assets.

Interest expense

In the United States segment, interest expense declined by $3 million, or 1%, during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015. The decline in interest expense was primarily attributable to a decline in average outstanding debt, which was partially offset by higher average cost of debt due to a change in the mix of short-term and long-term debt. In the Canada segment, interest expense declined by $10 million, or 21%, due to the effect of foreign currency translation adjustments and lower average cost of debt. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment declined by $6 million, or 18%, during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015. The decline was the result of lower used vehicle prices and an increase in the volume of off-lease vehicles sold through auctions during the first six months of fiscal year 2016 as compared to the same period in fiscal year 2015. The gain on disposition of lease vehicles in the Canada segment declined by $2 million during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015.

Provision for credit losses

The provision for credit losses in the United States segment increased by $12 million, or 26%, during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015. The increase in our provision reflects higher loss estimates in our allowance for credit losses as a result of slightly higher loss rates experienced on recent vintages and reduced used vehicle price estimates. The provision for credit losses in the Canada segment increased by $3 million during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015 primarily due to higher charge-offs. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment increased by $10 million, or 59%, during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015 primarily due to the growth in operating lease assets. Early termination losses on operating leases in the Canada segment increased by $1 million during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015.

Loss on lease residual values

Losses on lease residual values in the Canada segment increased by $1 million for the first six months of fiscal year 2016 as compared to the same period in fiscal year 2015.

Gain/loss on derivative instruments

In the United States segment, we recognized a gain on derivative instruments of $12 million during the first six months of fiscal year 2016 compared to a loss of $126 million during the same period in fiscal year 2015. The gain in the first six months of fiscal year 2016 was comprised of gains on pay float interest rate swaps of $115 million and cross currency swaps of $31 million, which were partially offset by losses on pay fixed interest rate swaps of $134 million. The gains on pay float interest rate swaps and losses on pay fixed interest rate swaps were primarily due to a decline in interest rates during the first six months of fiscal year 2016. The gain on cross currency swaps was primarily attributable to the U.S. dollar weakening against the Euro during the first six months of fiscal year 2016. In the Canada segment, the loss on derivative instruments increased by $3 million during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015. The loss during the first six months of fiscal year 2016 was attributable to losses on interest rate swaps due to the decline in Canadian interest rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $35 million during the first six months of fiscal year 2016 compared to a gain of $179 million during the same period in fiscal year 2015. The loss during the first six months of fiscal year 2016 was attributable to losses on Euro denominated debt as the U.S. dollar weakened against the Euro.

Income tax expense

Our consolidated effective tax rate was 34.3% for the first six months of fiscal year 2016 and 35.1% for the same period in fiscal year 2015.

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended September 30,				Six months ended September 30,
	2015		2014		2015		2014
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	124	89	130	82	232	159	275	179
Used auto	19	3	14	2	36	3	30	2
Motorcycle	19	3	18	3	40	6	39	7
Power equipment and marine engines	-	-	1	-	1	-	1	-
Total retail loans	162	95	163	87	309	168	345	188
Leases (3)	131	111	129	122	262	223	257	245

Canada Segment
Retail loans:
New auto	16	15	15	10	30	27	30	21
Used auto	4	2	4	1	8	4	8	3
Motorcycle	2	1	2	1	4	2	4	2
Power equipment and marine engines	-	-	-	-	-	-	-	-
Total retail loans	22	18	21	12	42	33	42	26
Leases (3)	23	23	18	16	46	45	38	35

Consolidated
Retail loans:
New auto	140	104	145	92	262	186	305	200
Used auto	23	5	18	3	44	7	38	5
Motorcycle	21	4	20	4	44	8	43	9
Power equipment and marine engines	-	-	1	-	1	-	1	-
Total retail loans	184	113	184	99	351	201	387	214
Leases (3)	154	134	147	138	308	268	295	280

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

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Three months ended		Six months ended
	September 30,		September 30,
	2015	2014	2015	2014
United States Segment
New auto	59%	61%	58%	64%
Motorcycle	40%	39%	39%	38%

Canada Segment
New auto	75%	69%	73%	70%
Motorcycle	28%	29%	28%	27%

Consolidated
New auto	60%	62%	59%	64%
Motorcycle	39%	38%	37%	37%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	September 30,	March 31,	September 30,	March 31,
	2015	2015	2015	2015
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$24,716	$25,596	1,749	1,788
Used auto	2,773	2,782	224	233
Motorcycle	923	887	187	184
Power equipment and marine engines	53	55	5	5
Total retail loans	$28,465	$29,320	2,165	2,210
Securitized retail loans (2)	$7,216	$7,290	644	671
Investment in operating leases	$24,176	$22,790	1,145	1,086

Canada Segment
Retail loans:
New auto	$2,594	$2,531	188	187
Used auto	444	488	56	60
Motorcycle	74	65	15	13
Power equipment and marine engines	4	4	2	2
Total retail loans	$3,116	$3,088	261	262
Securitized retail loans (2)	$367	$64	24	14
Direct financing leases	$1,273	$1,800	91	116
Investment in operating leases	$2,403	$1,649	118	75

Consolidated
Retail loans:
New auto	$27,310	$28,127	1,937	1,975
Used auto	3,217	3,270	280	293
Motorcycle	997	952	202	197
Power equipment and marine engines	57	59	7	7
Total retail loans	$31,581	$32,408	2,426	2,472
Securitized retail loans (2)	$7,583	$7,354	668	685
Direct financing leases	$1,273	$1,800	91	116
Investment in operating leases	$26,579	$24,439	1,263	1,161

(1)	A unit represents one retail loan or lease, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, total consumer financing acquisition volumes declined during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015 due to lower incentive financing volumes during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015, which also negatively affected our financing penetration rates. Throughout fiscal year 2015 and the first six months of fiscal year 2016, AHM focused their support more toward lease incentive programs over retail loan incentive programs resulting in growth in our operating lease assets and a decline in retail loans during this period. During the first six months of fiscal year 2016, outstanding operating lease assets increased by $1.4 billion and total outstanding retail loans declined by $855 million.

In the Canada segment, incentive financing volumes, total consumer financing acquisition volumes, and financing penetration rates increased during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015. HCI also continued to focus their support more toward lease incentive programs over retail loan incentive programs during the first six months of fiscal year 2016. Outstanding direct financing lease assets continued to decline and operating lease assets continued to increase during the first six months of fiscal year 2016 as the result of our remaining direct financing leases maturing and all newly acquired leases being classified as operating leases.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total authorized Honda and Acura dealerships in the United States and/or Canada, as applicable:

	September 30,	March 31,
	2015	2015
United States Segment
Automobile	28%	28%
Motorcycle	96%	97%
Power equipment and marine engines	22%	23%

Canada Segment
Automobile	35%	35%
Motorcycle	99%	98%
Power equipment and marine engines	97%	97%

Consolidated
Automobile	29%	30%
Motorcycle	97%	97%
Power equipment and marine engines	25%	26%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM product sales in the United States and/or HCI product sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended		Six months ended
	September 30,		September 30,
	2015	2014	2015	2014
United States Segment
Automobile	28%	28%	27%	29%
Motorcycle	97%	97%	97%	97%
Power equipment and marine engines	9%	10%	8%	9%

Canada Segment
Automobile	34%	34%	34%	32%
Motorcycle	96%	98%	96%	95%
Power equipment and marine engines	97%	96%	97%	96%

Consolidated
Automobile	28%	29%	28%	29%
Motorcycle	97%	97%	97%	96%
Power equipment and marine engines	11%	12%	10%	11%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	September 30,	March 31,	September 30,	March 31,
	2015	2015	2015	2015
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,156	$2,255	85	90
Motorcycle	600	683	93	103
Power equipment and marine engines	52	62	47	66
Total wholesale flooring loans	$2,808	$3,000	225	259
Commercial loans	$754	$748

Canada Segment
Wholesale flooring loans:
Automobile	$305	$354	14	15
Motorcycle	60	75	9	11
Power equipment and marine engines	17	29	16	28
Total wholesale flooring loans	$382	$458	39	54
Commercial loans	$58	$50

Consolidated
Wholesale flooring loans:
Automobile	$2,461	$2,609	99	105
Motorcycle	660	758	102	114
Power equipment and marine engines	69	91	63	94
Total wholesale flooring loans	$3,190	$3,458	264	313
Commercial loans	$812	$798

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

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

The following table provides information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the		As of or for the
	three months ended		six months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$85	$87	$77	$89
Provision for credit losses	26	23	49	37
Charge-offs, net of recoveries	(28)	(27)	(43)	(43)
Allowance for credit losses at end of period	$83	$83	$83	$83
Allowance as a percentage of ending receivable balance (1)			0.26%	0.24%
Charge-offs as a percentage of average receivable balance (1), (4)	0.34%	0.31%	0.26%	0.24%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$61	$53
As a percentage of ending receivable balance (1), (2)			0.19%	0.15%
Operating leases:
Early termination loss on operating leases	$17	$13	$27	$17
Provision for past due operating lease rental payments (3)	5	5	9	9

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$9	$12	$9	$11
Provision for credit losses	4	2	8	5
Charge-offs, net of recoveries	(3)	(3)	(7)	(5)
Effect of translation adjustment	-	-	-	-
Allowance for credit losses at end of period	$10	$11	$10	$11
Allowance as a percentage of ending receivable balance (1)			0.18%	0.16%
Charge-offs as a percentage of average receivable balance (1), (4)	0.23%	0.17%	0.27%	0.17%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$8	$7
As a percentage of ending receivable balance (1), (2)			0.15%	0.10%
Operating leases:
Early termination loss on operating leases	$1	$1	$2	$1
Provision for past due operating lease rental payments (3)	-	-	-	-

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$94	$99	$86	$100
Provision for credit losses	30	25	57	42
Charge-offs, net of recoveries	(31)	(30)	(50)	(48)
Effect of translation adjustment	-	-	-	-
Allowance for credit losses at end of period	$93	$94	$93	$94
Allowance as a percentage of ending receivable balance (1)			0.25%	0.23%
Charge-offs as a percentage of average receivable balance (1), (4)	0.32%	0.28%	0.26%	0.23%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$69	$60
As a percentage of ending receivable balance (1), (2)			0.18%	0.14%
Operating leases:
Early termination loss on operating leases	$18	$14	$29	$18
Provision for past due operating lease rental payments (3)	5	5	9	9

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

(3)	Provisions for past due operating lease rental payments are also included in total provision for credit losses in our consolidated statements of income.
(4)	Percentages for the three and six months ended September 30, 2015 and 2014 have been annualized.

In the United States segment, the provision for credit losses on our finance receivables was $49 million during the first six months of fiscal year 2016 compared to $37 million during the same period in fiscal year 2015. The increase in our provision reflects higher loss estimates in our allowance for credit losses as a result of slightly higher loss rates experienced on recent vintages and reduced used vehicle price estimates. We recognized early termination losses on operating lease assets of $27 million during the first six months of fiscal year 2016 compared to $17 million during the same period in fiscal year 2015. The increase was primarily due to the growth in operating lease assets.

In the Canada segment, the provision for credit losses on our finance receivables increased by $3 million during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015 primarily due to higher charge-offs. Early termination losses on operating lease assets increased by $1 million during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015 due to the increase in outstanding operating lease assets.

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

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. There were no events or circumstances that indicated that the carrying values of our operating leases would not be recoverable during the first six months of fiscal year 2016 and 2015.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended		Six months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	64	63	141	136
Sales through auctions and dealer direct programs (3)	30	19	57	38
Total termination units	94	82	198	174

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	11	10	24	22
Sales through auctions and dealer direct programs (3)	1	1	3	3
Total termination units	12	11	27	25

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	75	73	165	158
Sales through auctions and dealer direct programs (3)	31	20	60	41
Total termination units	106	93	225	199

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)

Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions. We previously included all vehicles sold through our dealer direct programs in this category including vehicles that the grounding dealer exercised their option to purchase at contractual residual values. Since December 31, 2014, we have included these units in the “Sales at outstanding contractual balances” category and have reclassified comparative periods to reflect this change.

Liquidity and Capital Resources

Our liquidity strategy is to fund current and future obligations through our cash flows from operations and our diversified funding programs in a cost and risk effective manner. Our cash flows are generally impacted by cash requirements related to the volume of finance receivable and operating lease acquisitions and various operating and funding costs incurred, which are largely funded through payments received on our assets and our funding strategies outlined below. As noted, the levels of incentive financing sponsored by AHM and HCI can impact our financial results and liquidity from period to period. Increases or decreases in incentive financing programs typically increase or decrease our financing penetration rates, respectively, which result in increased or decreased acquisition volumes and increased or decreased liquidity needs, respectively. At acquisition, we receive the subsidy payments, which reduce the cost of consumer loan and lease contracts acquired, and we recognize such payments as revenue over the term of the loan or lease.

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

Summary of Outstanding Debt

The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average
			contractual interest rate
	September 30,	March 31,	September 30,	March 31,
	2015	2015	2015	2015
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$2,918	$3,503	0.23%	0.19%
Related party debt	1,400	1,915	0.18%	0.17%
Bank loans	6,292	6,290	0.78%	0.73%
Private MTN program	5,441	7,458	2.73%	2.45%
Public MTN program	14,716	10,938	1.23%	1.09%
Euro MTN programme	1,804	1,866	1.36%	1.30%
Total unsecured debt	32,571	31,970
Secured debt	6,826	7,315	0.89%	0.73%
Total debt	$39,397	$39,285

Canada Segment
Unsecured debt:
Commercial paper	$1,120	$1,084	0.70%	0.96%
Related party debt	1,502	1,577	0.78%	1.14%
Bank loans	993	1,002	1.29%	1.54%
Other debt	1,612	1,691	1.73%	1.85%
Total unsecured debt	5,227	5,354
Secured debt	357	50	1.06%	1.30%
Total debt	$5,584	$5,404

Consolidated
Unsecured debt:
Commercial paper	$4,038	$4,587	0.36%	0.37%
Related party debt	2,902	3,492	0.49%	0.61%
Bank loans	7,285	7,292	0.85%	0.84%
Private MTN program	5,441	7,458	2.73%	2.45%
Public MTN program	14,716	10,938	1.23%	1.09%
Euro MTN programme	1,804	1,866	1.36%	1.30%
Other debt	1,612	1,691	1.73%	1.85%
Total unsecured debt	37,798	37,324
Secured debt	7,183	7,365	0.90%	0.74%
Total debt	$44,981	$44,689

Commercial Paper

As of September 30, 2015, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion (U.S. $1.5 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the six months ended September 30, 2015, consolidated commercial paper month-end outstanding principal balances ranged from approximately $4.0 billion to $5.9 billion and the outstanding daily balance averaged $5.2 billion.

Related Party Debt

AHFC routinely issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. HCFI routinely issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days. During the six months ended September 30, 2015, the consolidated related party debt month-end principal balances ranged from approximately $2.9 billion to $3.1 billion and the outstanding daily balance averaged $3.0 billion.

Bank Loans

During the six months ended September 30, 2015, AHFC did not enter into any new bank loan agreements and HCFI entered into three floating rate term loan agreements for C$100 million (U.S. $75 million), C$50 million (U.S. $38 million) and C$100 million (U.S. $75 million). As of September 30, 2015, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from approximately $38 million to $600 million. As of September 30, 2015, the remaining maturities of all bank loans outstanding ranged from 79 days to approximately 6.0 years. The weighted average remaining maturities on all bank loans was 1.9 years as of September 30, 2015.

Our bank loans contain customary restrictive covenants, including limitations on liens, limitations on mergers and consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of September 30, 2015, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under the Rule 144A Private MTN Program. As of September 30, 2015, the remaining maturities of Private MTNs outstanding ranged from 239 days to approximately 6.0 years. The weighted average remaining maturities of Private MTNs was 2.3 years as of September 30, 2015. Interest rates on the Private MTNs are fixed or floating. Private MTNs are issued pursuant to the terms of an issuing and paying agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of September 30, 2015, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.

Public MTN Program

AHFC is a “well-known seasoned issuer” under SEC rules and issues Public MTNs pursuant to a registration statement on Form S-3 filed with the SEC. In August 2015, AHFC increased the authorized maximum aggregate principal amount for issuance under the Public MTN Program from $16.0 billion to $30.0 billion. In September 2015, AHFC began issuing foreign currency denominated notes into international markets under this program. The aggregate principal amount of MTNs offered under this program may be increased from time to time.

The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the six months ended September 30, 2015, AHFC issued $3.5 billion aggregate principal amount of U.S. dollar denominated MTNs, with an original maturity ranging from 2.0 years to 5.0 years, bearing interest at a fixed and floating rates. During the six months ended September 30, 2015, AHFC issued €1.2 billion (U.S. $1.3 billion, calculated based on the exchange rate on September 30, 2015 of 0.8957 per U.S. dollar) aggregate principal amount of MTNs with an original maturity ranging from 3.5 years to 7.2 years bearing interest at a fixed and floating rates. As of September 30, 2015, the remaining maturities of all Public MTNs outstanding ranged from 7 days to approximately 7.1 years. The weighted average remaining maturities of all Public MTNs was 2.5 years as of September 30, 2015.

The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of September 30, 2015, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturity. As of September 30, 2015, the remaining maturities of Euro MTNs outstanding under this program ranged from 19 days to approximately 7.4 years. The weighted average remaining maturities of all Euro MTNs was 2.4 years as of September 30, 2015.

Other Debt

HCFI issues privately placed Canadian dollar denominated notes. During the six months ended September 30, 2015, HCFI did not enter into any private placement trades. As of September 30, 2015, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 64 days to approximately 3.9 years. The weighted average remaining maturities of these notes was 2.3 years as of September 30, 2015.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2015, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

During the six months ended September 30, 2015, we issued notes through asset-backed securitizations totaling $2.2 billion, which are secured by consumer finance receivables with an initial principal balance of $3.0 billion.

Asset-Backed Conduits

In September 2010, we entered into a receivables loan agreement with a bank-sponsored asset-backed commercial paper conduit to allow us access to additional secured funding. Under this agreement, we would transfer finance receivables to funding agents as collateral for debt issued by the funding agents who are contractually committed, at our option, to make advances to us of up to $500 million. This agreement was amended in September 2014 and terminated in September 2015.

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364 day credit agreement, as amended, which expires on March 4, 2016, and a $3.5 billion five year credit agreement, as amended, which expires on March 7, 2020. At September 30, 2015, no amounts were outstanding or repaid under the AHFC credit agreements. AHFC intends to renew or replace the credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$1.6 billion (U.S. $1.2 billion) credit agreement, as amended, which provides that HCFI may borrow up to C$800 million (U.S. $601 million) on a one year and a five-year revolving basis. The one year tranche of the credit agreement expires on March 24, 2016 and the five year tranche of the credit agreement expires on March 24, 2020. At September 30, 2015, no amounts were outstanding or repaid under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI, respectively, to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of September 30, 2015, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

Other Credit Agreements

In September 2015, AHFC entered into other committed lines of credit to allow us access to additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. There were no amounts outstanding as of September 30, 2015 and these agreements expire in September 2016.

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

●

cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

●

ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective keep well agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of September 30, 2015 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of $5 million during both the three months ended September 30, 2015 and 2014, and $9 million during both the six months ended September 30, 2015 and 2014, pursuant to these support compensation agreements.

Indebtedness of Consolidated Subsidiaries

As of September 30, 2015, AHFC and its consolidated subsidiaries had approximately $53.9 billion of outstanding indebtedness and other liabilities, including current liabilities, of which approximately $13.3 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

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

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending September 30,
	Total	2016	2017	2018	2019	2020	Thereafter
	(U.S. dollars in millions)
Unsecured debt obligations (1)	$37,864	$14,326	$8,361	$5,581	$4,714	$3,463	$1,419
Secured debt obligations (1)	7,194	3,865	2,277	897	155	-	-
Interest payments on debt (2)	1,457	475	383	280	180	85	54
Operating lease obligations	47	8	7	6	6	4	16
Total	$46,562	$18,674	$11,028	$6,764	$5,055	$3,552	$1,489

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of September 30, 2015.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of September 30, 2015.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve month period ended September 30, 2015, our provision for credit losses would have increased by approximately $20 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve month period ended September 30, 2015, we would have recognized an additional $11 million in early termination losses in our consolidated statement of income during the period.

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

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of September 30, 2015 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $50 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $8 million in depreciation expense, which would be recognized over the remaining lease terms. Similarly, if the future estimated auction values were to decrease by $100 per unit and future return rates were to increase by one percentage point from our current estimates for all direct financing leases as of September 30, 2015, we would have recognized an increase of approximately $1 million and less than $1 million in losses on lease residual values, respectively. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of September 30, 2015. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2015, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For more information on our legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2015, which was filed with the SEC on June 26, 2015, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which was filed with the SEC on August 10, 2015.

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

Dated: November 10, 2015

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