Form 10-Q
period 2015-12-31
AMERICAN HONDA FINANCE CORP
filed 2016-02-10
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of January 29, 2016, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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

For the quarter ended December 31, 2015

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

ii

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. dollars in millions, except share amounts)

	December 31,	March 31,
	2015	2015
Assets
Cash and cash equivalents	$675	$634
Finance receivables, net	35,725	38,464
Investment in operating leases, net	27,220	24,439
Due from Parent and affiliated companies	92	104
Income taxes receivable	659	66
Vehicles held for disposition	163	138
Other assets	725	723
Derivative instruments	212	237
Total assets	$65,471	$64,805
Liabilities and Equity
Debt	$44,117	$44,689
Due to Parent and affiliated companies	89	71
Accrued interest expense	110	93
Deferred income taxes	7,861	7,145
Other liabilities	1,287	1,246
Derivative instruments	244	371
Total liabilities	53,708	53,615
Commitments and contingencies
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of December 31, 2015 and March 31, 2015	1,366	1,366
Retained earnings	9,894	9,248
Accumulated other comprehensive loss	(136)	(75)
Total shareholder’s equity	11,124	10,539
Noncontrolling interest in subsidiary	639	651
Total equity	11,763	11,190
Total liabilities and equity	$65,471	$64,805

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	December 31,	March 31,
	2015	2015
Finance receivables, net	$7,865	$7,354
Vehicles held for disposition	4	3
Other assets	295	270
Total assets	$8,164	$7,627

Secured debt	$7,483	$7,365
Accrued interest expense	3	2
Total liabilities	$7,486	$7,367

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended		Nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenues:
Direct financing leases	$16	$34	$59	$109
Retail	297	322	899	985
Dealer	30	29	90	88
Operating leases	1,398	1,233	4,059	3,575
Total revenues	1,741	1,618	5,107	4,757
Depreciation on operating leases	1,119	986	3,236	2,832
Interest expense	148	142	431	438
Net revenues	474	490	1,440	1,487
Gain on disposition of lease vehicles	4	-	34	38
Other income	26	26	74	74
Total net revenues	504	516	1,548	1,599
Expenses:
General and administrative expenses	98	99	301	298
Provision for credit losses	43	34	109	85
Early termination loss on operating leases	1	11	30	29
Loss on lease residual values	4	2	7	4
Loss on derivative instruments	65	61	62	193
Gain on foreign currency revaluation of debt	(71)	(71)	(36)	(250)
Total expenses	140	136	473	359
Income before income taxes	364	380	1,075	1,240
Income tax expense	141	172	385	474
Net income	223	208	690	766
Less: Net income attributable to noncontrolling interest	15	14	44	49
Net income attributable to American Honda Finance Corporation	$208	$194	$646	$717

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended		Nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
Net income	$223	$208	$690	$766
Other comprehensive loss:
Foreign currency translation adjustment	(51)	(54)	(117)	(75)
Comprehensive income	172	154	573	691
Less: Comprehensive income/(loss) attributable to noncontrolling interest	(10)	(12)	(12)	13
Comprehensive income attributable to American Honda Finance Corporation	$182	$166	$585	$678

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	income/(loss)	stock	interest
Balance at March 31, 2014	$10,393	$8,306	$27	$1,366	$694
Net income	766	717	-	-	49
Other comprehensive loss	(75)	-	(39)	-	(36)
Balance at December 31, 2014	$11,084	$9,023	$(12)	$1,366	$707

Balance at March 31, 2015	$11,190	$9,248	$(75)	$1,366	$651
Net income	690	646	-	-	44
Other comprehensive loss	(117)	-	(61)	-	(56)
Balance at December 31, 2015	$11,763	$9,894	$(136)	$1,366	$639

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in millions)

	Nine months ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income	$690	$766
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(118)	(201)
Loss on lease residual values and provision for credit losses	116	89
Early termination loss on operating leases	30	29
Depreciation and amortization	3,239	2,837
Accretion of unearned subsidy income	(830)	(810)
Amortization of deferred dealer participation and IDC	239	254
Gain on disposition of lease vehicles and fixed assets	(34)	(38)
Deferred income tax benefit	735	437
Changes in operating assets and liabilities:
Income taxes receivable/payable	(594)	(20)
Other assets	-	37
Accrued interest/discounts on debt	31	35
Other liabilities	83	6
Due to/from Parent and affiliated companies	28	(28)
Net cash provided by operating activities	3,615	3,393
Cash flows from investing activities:
Finance receivables acquired	(10,951)	(13,077)
Principal collected on finance receivables	12,907	13,662
Net change in wholesale loans	98	352
Purchase of operating lease vehicles	(11,566)	(10,458)
Disposal of operating lease vehicles	5,055	4,569
Cash received for unearned subsidy income	998	977
Other investing activities, net	(41)	3
Net cash used in investing activities	(3,500)	(3,972)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	27,424	31,729
Paydown of commercial paper	(26,852)	(29,913)
Proceeds from issuance of related party debt	15,338	32,031
Paydown of related party debt	(16,654)	(32,581)
Proceeds from issuance of medium term notes and other debt	5,832	7,353
Paydown of medium term notes and other debt	(5,301)	(6,678)
Proceeds from issuance of secured debt	3,503	2,991
Paydown of secured debt	(3,354)	(3,820)
Net cash (used in)/provided by financing activities	(64)	1,112
Effect of exchange rate changes on cash and cash equivalents	(10)	-
Net increase in cash and cash equivalents	41	533
Cash and cash equivalents at beginning of year	634	138
Cash and cash equivalents at end of year	$675	$671
Supplemental disclosures of cash flow information:
Interest paid	$386	$429
Income taxes paid	254	65

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments are effective for the Company beginning April 1, 2018, including interim periods within this fiscal year. The Company is currently assessing the impact on the consolidated financial statements.

(2)	Finance Receivables

Finance receivables consisted of the following:

	December 31, 2015
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$1,115	$30,934	$4,152	$36,201
Allowance for credit losses	(2)	(91)	-	(93)
Write-down of lease residual values	(11)	-	-	(11)
Unearned interest income and fees	(31)	-	-	(31)
Deferred dealer participation and IDC	2	366	-	368
Unearned subsidy income	(38)	(671)	-	(709)
	$1,035	$30,538	$4,152	$35,725

	March 31, 2015
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$1,956	$32,792	$4,256	$39,004
Allowance for credit losses	(2)	(84)	-	(86)
Write-down of lease residual values	(13)	-	-	(13)
Unearned interest income and fees	(64)	-	-	(64)
Deferred dealer participation and IDC	3	390	-	393
Unearned subsidy income	(80)	(690)	-	(770)
	$1,800	$32,408	$4,256	$38,464

Finance receivables include retail loans with a principal balance of $8.0 billion and $7.4 billion as of December 31, 2015 and March 31, 2015, respectively, which have been transferred to securitization trusts and considered to be legally isolated but do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

The uninsured portions of the lease residual values were $184 million and $298 million at December 31, 2015 and March 31, 2015, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $7 million and $6 million for the three months ended December 31, 2015 and 2014, respectively, and $20 million and $16 million for the nine months ended December 31, 2015 and 2014, respectively.

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

There were no modifications to dealer loans that constituted troubled debt restructurings during the three and nine months ended December 31, 2015 and 2014.

The Company generally does not grant concessions on consumer finance receivables that are considered to be troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three and nine months ended December 31, 2015 and 2014. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered to be troubled debt restructurings since the deferrals are deemed to be insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and nine months ended December 31, 2015
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, October 1, 2015	$2	$91	$-	$93
Provision	1	37	-	38
Charge-offs	(1)	(54)	-	(55)
Recoveries	-	18	-	18
Effect of translation adjustment	-	(1)	-	(1)
Ending balance, December 31, 2015	$2	$91	$-	$93
Beginning balance, April 1, 2015	$2	$84	$-	$86
Provision	2	94	(1)	95
Charge-offs	(3)	(139)	-	(142)
Recoveries	1	53	1	55
Effect of translation adjustment	-	(1)	-	(1)
Ending balance, December 31, 2015	$2	$91	$-	$93
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	2	91	-	93
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$1	$1
Collectively evaluated for impairment	1,048	30,629	4,151	35,828

	Three and nine months ended December 31, 2014
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, October 1, 2014	$3	$91	$-	$94
Provision	1	28	-	29
Charge-offs	(2)	(55)	-	(57)
Recoveries	1	23	-	24
Effect of translation adjustment	-	(1)	-	(1)
Ending balance, December 31, 2014	$3	$86	$-	$89
Beginning balance, April 1, 2014	$4	$95	$1	$100
Provision	2	69	-	71
Charge-offs	(4)	(139)	(1)	(144)
Recoveries	1	62	-	63
Effect of translation adjustment	-	(1)	-	(1)
Ending balance, December 31, 2014	$3	$86	$-	$89
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	3	86	-	89
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$36	$36
Collectively evaluated for impairment	2,214	33,919	4,138	40,271

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 – 59 days	60 – 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
December 31, 2015
Retail loans:
New auto	$206	$42	$11	$259	$26,114	$26,373
Used and certified auto	65	13	3	81	3,106	3,187
Motorcycle and other	13	5	3	21	1,048	1,069
Total retail	284	60	17	361	30,268	30,629
Direct financing leases	6	2	-	8	1,040	1,048
Dealer loans:
Wholesale flooring	1	-	-	1	3,324	3,325
Commercial loans	-	-	-	-	827	827
Total dealer loans	1	-	-	1	4,151	4,152
Total finance receivables	$291	$62	$17	$370	$35,459	$35,829

March 31, 2015
Retail loans:
New auto	$141	$17	$6	$164	$28,017	$28,181
Used and certified auto	46	6	2	54	3,234	3,288
Motorcycle and other	9	3	1	13	1,010	1,023
Total retail	196	26	9	231	32,261	32,492
Direct financing leases	8	1	1	10	1,805	1,815
Dealer loans:
Wholesale flooring	1	-	-	1	3,457	3,458
Commercial loans	-	-	-	-	798	798
Total dealer loans	1	-	-	1	4,255	4,256
Total finance receivables	$205	$27	$10	$242	$38,321	$38,563

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

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
December 31, 2015
Performing	$26,320	$3,171	$1,061	$1,046	$31,598
Nonperforming	53	16	8	2	79
Total	$26,373	$3,187	$1,069	$1,048	$31,677

March 31, 2015
Performing	$28,158	$3,280	$1,019	$1,813	$34,270
Nonperforming	23	8	4	2	37
Total	$28,181	$3,288	$1,023	$1,815	$34,307

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

	December 31, 2015			March 31, 2015
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$2,174	$561	$2,735	$2,281	$564	$2,845
Group B	1,151	266	1,417	1,177	234	1,411
Total	$3,325	$827	$4,152	$3,458	$798	$4,256

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	December 31,	March 31,
	2015	2015
	(U.S. dollars in millions)
Operating lease vehicles	$33,861	$30,288
Accumulated depreciation	(5,678)	(5,070)
Deferred dealer participation and IDC	109	98
Unearned subsidy income	(1,016)	(819)
Estimated early termination losses	(56)	(58)
	$27,220	$24,439

The Company recognized $1 million and $11 million of estimated early termination losses due to lessee defaults for the three months ended December 31, 2015 and 2014, respectively. Actual net losses realized for the three months ended December 31, 2015 and 2014 totaled $14 million and $10 million, respectively. The Company recognized $30 million and $29 million of estimated early termination losses due to lessee defaults for the nine months ended December 31, 2015 and 2014, respectively. Actual net losses realized for the nine months ended December 31, 2015 and 2014 totaled $32 million and $26 million, respectively.

Included in the provision for credit losses for both the three months ended December 31, 2015 and 2014 are provisions related to past due receivables on operating leases in the amount of $5 million. Included in the provision for credit losses for both the nine months ended December 31, 2015 and 2014 are provisions related to past due receivables on operating leases in the amount of $14 million.

The Company did not recognize impairment losses due to declines in estimated residual values during the three and nine months ended December 31, 2015 and 2014.

(4)	Debt

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2015	2015	2015	2015	2015	2015
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,048	$4,587	0.41%	0.37%	0.25 - 0.86%	0.15 - 1.33%
Related party debt	2,051	3,492	0.65%	0.61%	0.27 - 0.86%	0.16 - 1.30%
Bank loans	7,247	7,292	0.97%	0.84%	0.73 - 1.57%	0.61 - 1.73%
Private MTN program	5,442	7,458	2.75%	2.45%	0.78 - 7.63%	0.64 - 7.63%
Public MTN program	14,173	10,938	1.35%	1.09%	0.28 - 2.63%	0.25 - 2.25%
Euro MTN programme	1,339	1,866	1.58%	1.30%	0.82 - 2.23%	0.15 - 2.23%
Other debt	1,334	1,691	1.80%	1.85%	1.13 - 2.35%	1.40 - 2.35%
Total unsecured debt	36,634	37,324
Secured debt	7,483	7,365	0.97%	0.74%	0.48 - 1.56%	0.19 - 1.46%
Total debt	$44,117	$44,689

As of December 31, 2015, the outstanding principal balance of long-term debt with floating interest rates totaled $14.3 billion and long-term debt with fixed interest rates totaled $22.1 billion. As of March 31, 2015, the outstanding principal balance of long-term debt with floating interest rates totaled $12.6 billion and long-term debt with fixed interest rates totaled $21.0 billion.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Commercial Paper

As of December 31, 2015 and March 31, 2015, the Company had commercial paper programs that provide the Company with available funds of up to $8.4 billion and $8.6 billion, respectively, at prevailing market interest rates for periods up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

Outstanding commercial paper averaged $5.2 billion and $5.8 billion during the nine months ended December 31, 2015 and 2014, respectively. The maximum balance outstanding at any month-end during the nine months ended December 31, 2015 and 2014 was $5.9 billion and $6.7 billion, respectively.

Related Party Debt

AHFC routinely issues fixed rate short-term notes to AHM to help fund AHFC’s general corporate operations. The Company incurred interest expense on these notes totaling $0.5 million and $1 million for the three months ended December 31, 2015 and 2014, respectively, and $2 million and $3 million for the nine months ended December 31, 2015 and 2014, respectively.

HCFI routinely issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. The Company incurred interest expense on these notes totaling $3 million and $6 million for the three months ended December 31, 2015 and 2014, respectively, and $10 million and $17 million for the nine months ended December 31, 2015 and 2014, respectively.

Bank Loans

Outstanding bank loans as of December 31, 2015 had floating interest rates. Outstanding bank loans have prepayment options. No outstanding bank loans as of December 31, 2015 were supported by the Keep Well Agreements with HMC described in Note 6.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under the Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of December 31, 2015 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars.

Public MTN Program

In August 2015, AHFC increased the authorized maximum aggregate principal amount for issuance under the Public MTN Program from $16.0 billion to $30.0 billion. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under this program as of December 31, 2015 were both short-term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euros and Sterling.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program as of December 31, 2015 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Japanese Yen, or Euros.

The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.

Other Debt

The outstanding balances as of December 31, 2015 consisted of private placement debt issued by HCFI, denominated in Canadian dollars, with either fixed or floating interest rates. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6.

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

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364 day credit agreement, as amended, which expires on March 4, 2016, and a $3.5 billion five year credit agreement, as amended, which expires on March 7, 2020. At December 31, 2015, no amounts were outstanding or repaid under the AHFC credit agreements. AHFC intends to renew or replace the credit agreements prior to or on their respective expiration dates.

HCFI maintains a $1.2 billion credit agreement, as amended, which provides that HCFI may borrow up to $578 million on a one year and a five-year revolving basis. The one year tranche of the credit agreement expires on March 24, 2016 and the five year tranche of the credit agreement expires on March 24, 2020. At December 31, 2015, no amounts were outstanding or repaid under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI, respectively, to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of December 31, 2015, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

Other Credit Agreements

In September 2015, AHFC entered into other committed lines of credit to allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. There were no amounts outstanding as of December 31, 2015. These agreements expire in September 2016.

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

	December 31, 2015			March 31, 2015
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$48,571	$210	$56	$49,216	$236	$115
Cross currency swaps	2,739	2	188	1,385	1	256
Gross derivative assets/liabilities		212	244		237	371
Counterparty netting adjustment		(74)	(74)		(97)	(97)
Net derivative assets/liabilities		$138	$170		$140	$274

The income statement effect of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended		Nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
	(U.S. dollars in millions)
Interest rate swaps	$7	$7	$(21)	$20
Cross currency swaps	(72)	(68)	(41)	(213)
Total loss on derivative instruments	$(65)	$(61)	$(62)	$(193)

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies.

	Three months ended		Nine months ended
	December 31,		December 31,
Income statement	2015	2014	2015	2014
	(U.S. dollars in millions)
Revenue:
Subsidy income	$277	$266	$821	$801
Interest expense:
Related party debt	3	7	12	20
Other income:
VSC administration fees	24	24	73	72
General and administrative expenses:
Support Compensation Agreement fees	5	4	14	13
Benefit plan expenses	3	2	8	7
Shared services	15	19	46	45

	December 31,	March 31,
Balance Sheet	2015	2015
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(696)	$(756)
Investment in operating leases, net:
Unearned subsidy income	(1,011)	(816)
Due from Parent and affiliated companies	92	104

Liabilities:
Debt:
Related party debt	$2,051	$3,492
Due to Parent and affiliated companies	89	71
Accrued interest expenses:
Related party debt	2	4
Other liabilities:
VSC unearned administrative fees	379	364
Accrued benefit expenses	52	49

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Other

The majority of the amounts due from the Parent and affiliated companies at December 31, 2015 and March 31, 2015 related to subsidies. The majority of the amounts due to the Parent and affiliated companies at December 31, 2015 and March 31, 2015 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

(7)	Income Taxes

The Company’s effective tax rate was 38.7% and 45.3% for the three months ended December 31, 2015 and 2014, respectively, and 35.8% and 38.2% for the nine months ended December 31, 2015 and 2014, respectively. The decrease in the effective tax rate for the three and nine months ended December 31, 2015 is due to the relative effect of retroactive U.S. tax law changes, enacted in December 2014 and December 2015, on AHFC’s share of qualified domestic production deduction allocated between the Parent and affiliated companies. Also, there were changes in certain state apportionment methods and tax rates which lowered the effective tax rate.

To date, the Company has not provided for federal income taxes on its share of the undistributed earnings of its foreign subsidiary, HCFI, that are intended to be indefinitely reinvested outside the United States. At December 31, 2015, $685 million of accumulated undistributed earnings of HCFI were deemed to be so reinvested. If these undistributed earnings as of December 31, 2015 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $159 million. The Company does not expect to repatriate any undistributed earnings in the foreseeable future.

The Protecting Americans from Tax Hikes Act of 2015, signed into law on December 18, 2015, enacted the tax law that defers the imposition of U.S. taxes on certain foreign active financing income until that income is repatriated to the U.S. as a dividend. AHFC will no longer recognize tax on its share of such income to the extent it is indefinitely reinvested.

The changes in the unrecognized tax benefits for the nine months ended December 31, 2015 were not significant. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of the fiscal year ending March 31, 2016.

As of December 31, 2015, the Company is subject to examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 to 2015, with the exception of one state which is subject to examination for returns filed for the taxable years ended March 31, 2001 to 2015. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2009 to 2015 federally, and returns filed for the taxable years ended March 31, 2008 to 2015 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Commitments and Contingencies

The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was approximately $3 million for both the three months ended December 31, 2015 and 2014, and approximately $8 million for both the nine months ended December 31, 2015 and 2014.

The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. Maximum commercial revolving lines of credit were $468 million and $476 million as of December 31, 2015 and March 31, 2015, respectively, with $259 million and $261 million used, respectively, as of those dates. The Company also has a commitment to lend a total of $82 million to finance the construction of auto dealerships, of which $56 million has been funded as of December 31, 2015.

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

On July 14, 2015 (Effective Date), the Company reached a settlement with the Consumer Financial Protection Bureau (CFPB) and the U.S. Department of Justice (DOJ, together with the CFPB, the Agencies) related to the Agencies’ previously disclosed investigation of, and allegations regarding, pricing practices by dealers originating retail installment sale contracts for automobiles purchased by AHFC and entered into a consent order with each of the Agencies to reflect such settlement (collectively, the Consent Orders). Pursuant to the Consent Orders, the Company implemented a new dealer compensation policy on August 11, 2015. In connection with the implementation of such policy, the Company has agreed to maintain general compliance management systems reasonably designed to assure compliance with all relevant federal consumer financial laws. Additionally, the Company has agreed to pay $24 million in consumer remuneration and, pursuant to the Consent Order with the DOJ, the Company has submitted to the Agencies a proposal for the distribution of a $1 million donation by the Company for financial education programs for protected groups. These amounts were recognized in the consolidated financial statements in the fourth quarter of fiscal year 2015.

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

During the nine months ended December 31, 2015 and 2014, the Company issued notes through asset backed securitizations, which were accounted for as secured financing transactions totaling $3.5 billion and $3.0 billion, respectively. The notes were secured by receivables with an initial principal balance of $4.6 billion and $3.1 billion, respectively.

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

	December 31,	March 31,
	2015	2015
	(U.S. dollars in millions)
Assets:
Finance receivables	$7,984	$7,444
Unamortized costs and subsidy income, net	(109)	(79)
Allowance for credit losses	(10)	(11)
Finance receivables, net	7,865	7,354
Vehicles held for disposition	4	3
Restricted cash (1)	287	262
Accrued interest receivable (1)	8	8
Total assets	$8,164	$7,627
Liabilities:
Secured debt	$7,495	$7,375
Unamortized discounts and fees	(12)	(10)
Secured debt, net	7,483	7,365
Accrued interest expense	3	2
Total liabilities	$7,486	$7,367

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of December 31, 2015 and March 31, 2015, AHFC and HCFI had cash collections of $402 million and $420 million, respectively, which were required to be remitted to the trusts.

(10)	Other Assets

Other assets consisted of the following:

	December 31,	March 31,
	2015	2015
	(U.S. dollars in millions)
Accrued interest and fees	$75	$73
Other receivables	74	93
Deferred expense	176	169
Software, net of accumulated amortization of $132 and $135 as of December 31, 2015 and March 31, 2015, respectively	26	17
Property and equipment, net of accumulated depreciation of $16 and $16 as of December 31, 2015 and March 31, 2015, respectively	7	5
Restricted cash	311	262
Other	56	104
Total	$725	$723

Depreciation and amortization are computed on a straight line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $1 million, for both the three months ended December 31, 2015 and 2014, and $3 million and $4 million for the nine months ended December 31, 2015 and 2014, respectively.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11)	Other Liabilities

Other liabilities consisted of the following:

	December 31,	March 31,
	2015	2015
	(U.S. dollars in millions)
Dealer payables	$130	$127
Accounts payable and accrued expenses	258	249
Lease security deposits	58	55
VSC unearned administrative fees (Note 6)	379	364
Unearned income, operating lease	323	303
Uncertain tax positions	8	18
Other	131	130
Total	$1,287	$1,246

(12)	Other Income

Other income consisted of the following:

	Three months ended		Nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
	(U.S. dollars in millions)
VSC administration (Note 6)	$24	$24	$73	$72
Other	2	2	1	2
Total	$26	$26	$74	$74

(13)	Fair Value Measurements

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$210	$-	$210
Cross currency swaps	-	2	-	2
Total assets	$-	$212	$-	$212
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$56	$-	$56
Cross currency swaps	-	188	-	188
Total liabilities	$-	$244	$-	$244

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$236	$-	$236
Cross currency swaps	-	1	-	1
Total assets	$-	$237	$-	$237
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$115	$-	$115
Cross currency swaps	-	256	-	256
Total liabilities	$-	$371	$-	$371

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

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the nine months ended December 31, 2015 and 2014. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment
	(U.S. dollars in millions)
December 31, 2015
Vehicles held for disposition	$-	$-	$116	$116	$22

December 31, 2014
Vehicles held for disposition	$-	$-	$111	$111	$19

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

	December 31, 2015
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$675	$675	$-	$-	$675
Dealer loans, net	4,152	-	-	3,980	3,980
Retail loans, net	30,538	-	-	30,601	30,601
Restricted cash	311	311	-	-	311

Liabilities:
Commercial paper	$5,048	$-	$5,048	$-	$5,048
Related party debt	2,051	-	2,051	-	2,051
Bank loans	7,247	-	7,244	-	7,244
Medium term note programs	20,954	-	21,244	-	21,244
Other debt	1,334	-	1,344	-	1,344
Secured debt	7,483	-	7,467	-	7,467

	March 31, 2015
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$634	$634	$-	$-	$634
Dealer loans, net	4,256	-	-	4,113	4,113
Retail loans, net	32,408	-	-	32,719	32,719
Restricted cash	262	262	-	-	262

Liabilities:
Commercial paper	$4,587	$-	$4,587	$-	$4,587
Related party debt	3,492	-	3,492	-	3,492
Bank loans	7,292	-	7,330	-	7,330
Medium term note programs	20,262	-	20,710	-	20,710
Other debt	1,691	-	1,715	-	1,715
Secured debt	7,365	-	7,377	-	7,377

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

Fair value information presented in the tables above is based on information available at December 31, 2015 and March 31, 2015. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial information for the Company’s reportable segments for the three and nine months ended or at December 31, 2015 and 2014 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended December 31, 2015
Revenues:
Direct financing leases	$-	$16	$-	$16
Retail	260	37	-	297
Dealer	27	3	-	30
Operating leases	1,262	136	-	1,398
Total revenues	1,549	192	-	1,741
Depreciation on operating leases	1,007	112	-	1,119
Interest expense	131	17	-	148
Realized losses on derivatives and foreign currency denominated debt	4	7	(11)	-
Net revenues	407	56	11	474
Gain on disposition of lease vehicles	3	1	-	4
Other income	25	1	-	26
Total net revenues	435	58	11	504
Expenses:
General and administrative expenses	85	13	-	98
Provision for credit losses	39	4	-	43
Early termination loss on operating leases	-	1	-	1
Loss on lease residual values	-	4	-	4
Loss on derivative instruments	-	-	65	65
Gain on foreign currency revaluation of debt	-	-	(71)	(71)
Income before income taxes	$311	$36	$17	$364
Nine months ended December 31, 2015
Revenues:
Direct financing leases	$-	$59	$-	$59
Retail	789	110	-	899
Dealer	80	10	-	90
Operating leases	3,705	354	-	4,059
Total revenues	4,574	533	-	5,107
Depreciation on operating leases	2,946	290	-	3,236
Interest expense	376	55	-	431
Realized losses on derivatives and foreign currency denominated debt	10	21	(31)	-
Net revenues	1,242	167	31	1,440
Gain on disposition of lease vehicles	30	4	-	34
Other income	72	2	-	74
Total net revenues	1,344	173	31	1,548
Expenses:
General and administrative expenses	263	38	-	301
Provision for credit losses	97	12	-	109
Early termination loss on operating leases	27	3	-	30
Loss on lease residual values	-	7	-	7
Loss on derivative instruments	-	-	62	62
Gain on foreign currency revaluation of debt	-	-	(36)	(36)
Income before income taxes	$957	$113	$5	$1,075
December 31, 2015
Total finance receivables	$31,182	$4,543	$-	$35,725
Total operating lease assets	24,591	2,629	-	27,220
Total assets	58,212	7,259	-	65,471

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended December 31, 2014
Revenues:
Direct financing leases	$-	$34	$-	$34
Retail	281	41	-	322
Dealer	26	3	-	29
Operating leases	1,165	68	-	1,233
Total revenues	1,472	146	-	1,618
Depreciation on operating leases	929	57	-	986
Interest expense	117	25	-	142
Realized losses on derivatives and foreign currency denominated debt	3	5	(8)	-
Net revenues	423	59	8	490
Gain/(Loss) on disposition of lease vehicles	(2)	2	-	-
Other income	25	1	-	26
Total net revenues	446	62	8	516
Expenses:
General and administrative expenses	87	12	-	99
Provision for credit losses	30	4	-	34
Early termination loss on operating leases	10	1	-	11
Loss on lease residual values	-	2	-	2
Loss on derivative instruments	-	-	61	61
Loss on foreign currency revaluation of debt	-	-	(71)	(71)
Income before income taxes	$319	$43	$18	$380
Nine months ended December 31, 2014
Revenues:
Direct financing leases	$-	$109	$-	$109
Retail	859	126	-	985
Dealer	77	11	-	88
Operating leases	3,409	166	-	3,575
Total revenues	4,345	412	-	4,757
Depreciation on operating leases	2,695	137	-	2,832
Interest expense	365	73	-	438
Realized (gains)/losses on derivatives and foreign currency denominated debt	(3)	17	(14)	-
Net revenues	1,288	185	14	1,487
Gain on disposition of lease vehicles	31	7	-	38
Other income	72	2	-	74
Total net revenues	1,391	194	14	1,599
Expenses:
General and administrative expenses	258	40	-	298
Provision for credit losses	76	9	-	85
Early termination loss on operating leases	27	2	-	29
Loss on lease residual values	-	4	-	4
Loss on derivative instruments	-	-	193	193
Loss on foreign currency revaluation of debt	-	-	(250)	(250)
Income before income taxes	$1,030	$139	$71	$1,240
December 31, 2014
Total finance receivables	$34,086	$6,117	$-	$40,203
Total operating lease assets	22,421	1,496	-	23,917
Total assets	58,278	7,703	-	65,981

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

A substantial portion of our consumer financing business is acquired through incentive financing programs sponsored by AHM and HCI. The volume of incentive financing programs and the allocation of those programs between retail loans and leases may vary from fiscal period to fiscal period depending upon the respective marketing strategies of AHM and HCI. AHM and HCI’s marketing strategies are based in part on their business planning, in which we do not participate. Therefore, we cannot predict the level of incentive financing programs AHM and HCI may sponsor in the future. Our consumer financing acquisition volumes are substantially dependent on the extent to which incentive financing programs are offered. Increases in incentive financing programs generally increase our financing penetration rates, which typically results in increased financing acquisition volumes for us. The amount of subsidy payments we receive from AHM and HCI is dependent on the terms of the incentive financing programs and the interest rate environment. Subsidy payments are received upon acquisition and recognized in revenue throughout the life of the loan or lease; therefore, a significant change in the level of incentive financing programs in a fiscal period often may not be reflected in our results of operations for that period. The amount of subsidy income we recognize in a fiscal period is dependent on the cumulative level of subsidized contracts outstanding that were acquired through incentive financing programs.

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

References to “C$” are to the Canadian dollar. This report contains translations of certain Canadian dollar amounts into U.S. dollars at the rate specified below solely for your convenience. These translations should not be construed as representations that the Canadian dollar amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rate indicated. U.S. dollar equivalents for “C$” amounts are calculated based on the exchange rate on December 31, 2015 of 1.3839 per U.S. dollar.

References in this report to our “fiscal year 2016” and “fiscal year 2015” refer to our fiscal year ending March 31, 2016 and our fiscal year ended March 31, 2015, respectively.

Results of Operations

The following table presents our income before income taxes:

	Three months ended		Nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$321	$342	$950	$1,100
Canada segment	43	38	125	140
Total income before income taxes	$364	$380	$1,075	$1,240

Comparison of the Three Months Ended December 31, 2015 and 2014

Our consolidated income before income taxes was $364 million during the third quarter of fiscal year 2016 compared to $380 million during the same period in fiscal year 2015. This decrease of $16 million, or 4%, was primarily due to a decline in revenue from retail loans of $25 million, a decline in revenue from direct financing leases of $18 million, an increase in provision for credit losses of $9 million, and an increase in interest expense of $6 million, partially offset by an increase in operating lease revenue, net of depreciation, of $32 million, and a decline in early termination loss on operating leases of $10 million.

Comparison of the Nine Months Ended December 31, 2015 and 2014

Our consolidated income before income taxes was $1,075 million during the first nine months of fiscal year 2016 compared to $1,240 million during the same period in fiscal year 2015. This decrease of $165 million, or 13%, was primarily due to a decline in gain on revaluation of foreign currency denominated debt of $214 million, a decline in revenue from retail loans of $86 million, a decline in revenue from direct financing leases of $50 million, an increase in provision for credit losses of $24 million, partially offset by a decline in loss on derivative instruments of $131 million, and an increase in operating lease revenue, net of depreciation, of $80 million.

Segment Results—Comparison of the Three Months Ended December 31, 2015 and 2014

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended		Three months ended		Three months ended
	December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$-	$-	$16	$34	$16	$34
Retail	260	281	37	41	297	322
Dealer	27	26	3	3	30	29
Operating leases	1,262	1,165	136	68	1,398	1,233
Total revenues	1,549	1,472	192	146	1,741	1,618
Depreciation on operating leases	1,007	929	112	57	1,119	986
Interest expense	131	117	17	25	148	142
Net revenues	411	426	63	64	474	490
Gain/(Loss) on disposition of lease vehicles	3	(2)	1	2	4	-
Other income	25	25	1	1	26	26
Total net revenues	439	449	65	67	504	516
Expenses:
General and administrative expenses	85	87	13	12	98	99
Provision for credit losses	39	30	4	4	43	34
Early termination loss on operating leases	-	10	1	1	1	11
Loss on lease residual values	-	-	4	2	4	2
Loss on derivative instruments	65	51	-	10	65	61
Gain on foreign currency revaluation of debt	(71)	(71)	-	-	(71)	(71)
Income before income taxes	$321	$342	$43	$38	$364	$380

Revenues

Revenue from retail loans in the United States segment declined by $21 million, or 7%, during the third quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The decline in revenue was primarily attributable to lower average outstanding retail loans. Revenue from retail loans in the Canada segment declined by $4 million, or 10%, primarily due to the effect of foreign currency translation adjustments.

Operating lease revenue in the United States segment increased by $97 million, or 8%, during the third quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The increase in revenue was due to higher average outstanding operating lease assets during the third quarter of fiscal year 2016 compared to the same period in fiscal year 2015. Operating lease revenue in the Canada segment increased by $68 million due to the increase in operating lease assets.

Direct financing lease revenue, which is generated only in Canada, declined by $18 million, or 53%, during the third quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The decline in revenue was primarily attributable to the continued decline in outstanding direct financing lease assets.

Subsidy income from AHM and HCI sponsored incentive programs increased by $11 million, or 4%, to $277 million during the third quarter of fiscal year 2016 compared to the same period in fiscal year 2015.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $78 million, or 8%, during the third quarter of fiscal year 2016 compared to the same period in fiscal year 2015, primarily due to higher average outstanding operating lease assets. Depreciation on operating leases in the Canada segment increased by $55 million due to the increase in operating lease assets.

Operating lease revenue, net of depreciation, in the United States segment increased by $19 million, or 8%, during the third quarter of fiscal year 2016 compared to the same period in fiscal year 2015. This increase was attributable to the growth in our operating lease assets, which was partially offset by lower net revenue on more recently acquired operating leases. Operating lease revenue, net of depreciation, in the Canada segment increased by $13 million due to the increase in operating lease assets.

Interest expense

Interest expense in the United States segment increased by $14 million, or 12%, during the third quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The increase was attributable to higher average cost of debt due to a change in the mix of short-term and long-term debt, which was partially offset by lower average outstanding debt. Interest expense in the Canada segment declined by $8 million, or 32%, due to the effect of foreign currency translation adjustments and lower average cost of debt. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

In the United States segment, we recognized a gain on disposition of lease vehicles of $3 million during the third quarter of fiscal year 2016 compared to a loss of $2 million during the same period in fiscal year 2015. The gain on disposition of lease vehicles in the Canada segment declined by $1 million during the third quarter of fiscal year 2016 compared to the same period in fiscal year 2015.

Provision for credit losses

The provision for credit losses in the United States segment increased by $9 million, or 30%, during the third quarter of fiscal year 2016 compared to the same period in fiscal year 2015. The increase was attributable to higher net charge-offs and adjustments to assumptions in our allowance for credit loss estimates. Certain assumptions were adjusted to reflect the higher loss rates experienced on recent vintages. The provision for credit losses in the Canada segment was consistent during the third quarter of fiscal year 2016 compared to the same period in fiscal year 2015. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment declined by $10 million during the third quarter of fiscal year 2016 compared to the same period in fiscal year 2015 as the result of adjusting the assumptions in our estimate of early termination losses. We reduced our loss assumptions as we experienced lower realized losses than was previously estimated. Early termination losses on operating leases in the Canada segment were consistent during the third quarter of fiscal year 2016 compared to the same period in fiscal year 2015. See “—Financial Condition—Credit Risk” below for more information.

Loss on lease residual values

Losses on lease residual values in the Canada segment increased by $2 million during the third quarter of fiscal year 2016 as compared to the same period in fiscal year 2015 due to an increase in loss severity.

Gain/loss on derivative instruments

In the United States segment, we recognized a loss on derivative instruments of $65 million during the third quarter of fiscal year 2016 compared to a loss of $51 million during the same period in fiscal year 2015. The loss in the third quarter of fiscal year 2016 was comprised of losses on pay float interest rate swaps of $80 million and cross currency swaps of $72 million, which were partially offset by gains on pay fixed interest rate swaps of $87 million. The losses on pay float interest rate swaps and gains on pay fixed interest rate swaps were primarily due to a rise in interest rates during the third quarter of fiscal year 2016. The losses on cross currency swaps were primarily attributable to the U.S. dollar strengthening against the Euro and Sterling during the third quarter of fiscal year 2016. In the Canada segment, we recognized a gain on derivative instruments of less than $1 million during the third quarter of fiscal year 2016 compared to a loss of $10 million during the same period in fiscal year 2015. The gain during the third quarter of fiscal year 2016 was attributable to gains on interest rate swaps due to the rise in Canadian interest rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $71 million during the third quarter of fiscal year 2016 which was consistent with the same period in fiscal year 2015. The gain during the third quarter of fiscal year 2016 was primarily attributable to gains on Euro denominated debt as the U.S. dollar strengthened against the Euro during the quarter.

Income tax expense

Our consolidated effective tax rate was 38.7% for the third quarter of fiscal year 2016 and 45.3% for the same period in fiscal year 2015. The decrease in the effective tax rate for the three months ended December 31, 2015 is due to the relative effect of retroactive U.S. tax law changes, enacted in December 2014 and December 2015, on AHFC’s share of qualified domestic production deduction allocated between the Parent and affiliated companies. Also, there were changes in certain state apportionment methods and tax rates which lowered the effective tax rate.

Segment Results—Comparison of the Nine Months Ended December 31, 2015 and 2014

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Nine months ended		Nine months ended		Nine months ended
	December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$-	$-	$59	$109	$59	$109
Retail	789	859	110	126	899	985
Dealer	80	77	10	11	90	88
Operating leases	3,705	3,409	354	166	4,059	3,575
Total revenues	4,574	4,345	533	412	5,107	4,757
Depreciation on operating leases	2,946	2,695	290	137	3,236	2,832
Interest expense	376	365	55	73	431	438
Net revenues	1,252	1,285	188	202	1,440	1,487
Gain on disposition of lease vehicles	30	31	4	7	34	38
Other income	72	72	2	2	74	74
Total net revenues	1,354	1,388	194	211	1,548	1,599
Expenses:
General and administrative expenses	263	258	38	40	301	298
Provision for credit losses	97	76	12	9	109	85
Early termination loss on operating leases	27	27	3	2	30	29
Loss on lease residual values	-	-	7	4	7	4
Loss on derivative instruments	53	177	9	16	62	193
Gain on foreign currency revaluation of debt	(36)	(250)	-	-	(36)	(250)
Income before income taxes	$950	$1,100	$125	$140	$1,075	$1,240

Revenues

Revenue from retail loans in the United States segment declined by $70 million, or 8%, during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015. The decline in revenue was primarily attributable to lower average outstanding retail loans. Revenue from retail loans in the Canada segment declined by $16 million, or 13%, primarily due to the effect of foreign currency translation adjustments.

Operating lease revenue in the United States segment increased by $296 million, or 9%, during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015. The increase in revenue was due to higher average outstanding operating lease assets during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015. Operating lease revenue in the Canada segment increased by $188 million due to the increase in operating lease assets.

Direct financing lease revenue, which is generated only in Canada, declined by $50 million, or 46%, during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015. The decline in revenue was primarily attributable to the continued decline in outstanding direct financing lease assets.

Subsidy income from AHM and HCI sponsored incentive programs increased by $20 million, or 2%, to $821 million during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $251 million, or 9%, during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015, primarily due to higher average outstanding operating lease assets. Depreciation on operating leases in the Canada segment increased by $153 million due to the increase in operating lease assets.

Operating lease revenue, net of depreciation, in the United States segment increased by $45 million, or 6%, during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015. This increase was attributable to the growth in our operating lease assets, which was partially offset by lower net revenue on more recently acquired operating leases. Operating lease revenue, net of depreciation, in the Canada segment increased by $35 million due to the increase in operating lease assets.

Interest expense

Interest expense in the United States segment increased by $11 million, or 3%, during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015. The increase was attributable to higher average cost of debt due to a change in the mix of short-term and long-term debt, which was partially offset by lower average outstanding debt. Interest expense in the Canada segment declined by $18 million, or 25%, due to the effect of foreign currency translation adjustments and lower average cost of debt. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment declined by $1 million, or 3%, during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015. The gain on disposition of lease vehicles in the Canada segment declined by $3 million during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015.

Provision for credit losses

The provision for credit losses in the United States segment increased by $21 million, or 28%, during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015. The increase was attributable to higher net charge-offs and adjustments to assumptions in our allowance for credit loss estimates. Certain assumptions were adjusted to reflect the higher loss rates experienced on recent vintages. The provision for credit losses in the Canada segment increased by $3 million during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015 due to higher net charge-offs, adjustments to assumptions in our allowance for credit losses, and the increase in finance receivables. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment was consistent during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015. The losses we recognized remained consistent despite the growth in operating lease assets during the first nine months of fiscal year 2016 as the result of adjusting the assumptions in our estimate of early termination losses. We reduced our loss assumptions as we experienced lower realized losses than was previously estimated. Early termination losses on operating leases in the Canada segment increased by $1 million during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015. See “—Financial Condition—Credit Risk” below for more information.

Loss on lease residual values

Losses on lease residual values in the Canada segment increased by $3 million during the first nine months of fiscal year 2016 as compared to the same period in fiscal year 2015 due to an increase in loss severity.

Gain/loss on derivative instruments

In the United States segment, we recognized a loss on derivative instruments of $53 million during the first nine months of fiscal year 2016 compared to a loss of $177 million during the same period in fiscal year 2015. The loss in the first nine months of fiscal year 2016 was comprised of losses on cross currency swaps of $41 million and pay fixed interest rate swaps of $47 million, which were partially offset by gains on pay float interest rate swaps of $35 million. The losses on pay fixed interest rate swaps and gains on pay float interest rate swaps were primarily due to the decline in duration of interest rate swaps. The losses on cross currency swaps were primarily attributable to losses on the swaps we entered into during the second and third quarters of fiscal year 2016 in conjunction with the issuance of Euro and Sterling denominated debt. The strength of the U.S. Dollar fluctuated during the first nine months of fiscal year 2016 but strengthened subsequent to entering into the Euro and Sterling currency swaps which resulted in the losses. In the Canada segment, the loss on derivative instruments declined by $7 million during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $36 million during the first nine months of fiscal year 2016 compared to a gain of $250 million during the same period in fiscal year 2015. The gain during the first nine months of fiscal year 2016 was attributable to the gains on Euro and Sterling denominated debt that was issued during the second and third quarters of fiscal year 2016 as the U.S. Dollar strengthened since the issuance of this debt.

Income tax expense

Our consolidated effective tax rate was 35.8% for the first nine months of fiscal year 2016 and 38.2% for the same period in fiscal year 2015. The decrease in the effective tax rate for the nine months ended December 31, 2015 is due to the relative effect of retroactive U.S. tax law changes, enacted in December 2014 and December 2015, on AHFC’s share of qualified domestic production deduction allocated between the Parent and affiliated companies. Also, there were changes in certain state apportionment methods and tax rates which lowered the effective tax rate.

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended December 31,				Nine months ended December 31,
	2015		2014		2015		2014
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	84	52	115	86	316	211	390	265
Used auto	16	2	12	-	52	5	42	2
Motorcycle	17	2	17	2	57	8	56	9
Power equipment and marine engines	-	-	-	-	1	-	1	-
Total retail loans	117	56	144	88	426	224	489	276
Leases (3)	109	85	102	94	371	308	359	339

Canada Segment
Retail loans:
New auto	15	13	12	10	45	40	42	31
Used auto	3	1	3	1	11	5	11	4
Motorcycle	1	1	1	1	5	3	5	3
Power equipment and marine engines	1	-	1	-	1	-	1	-
Total retail loans	20	15	17	12	62	48	59	38
Leases (3)	20	19	17	16	66	64	55	51

Consolidated
Retail loans:
New auto	99	65	127	96	361	251	432	296
Used auto	19	3	15	1	63	10	53	6
Motorcycle	18	3	18	3	62	11	61	12
Power equipment and marine engines	1	-	1	-	2	-	2	-
Total retail loans	137	71	161	100	488	272	548	314
Leases (3)	129	104	119	110	437	372	414	390

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

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Three months ended		Nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
United States Segment
New auto	49%	57%	55%	62%
Motorcycle	37%	37%	38%	38%

Canada Segment
New auto	81%	66%	76%	68%
Motorcycle	27%	28%	28%	27%

Consolidated
New auto	52%	58%	57%	62%
Motorcycle	36%	36%	37%	37%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	December 31,	March 31,	December 31,	March 31,
	2015	2015	2015	2015
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$23,728	$25,596	1,711	1,788
Used auto	2,754	2,782	221	233
Motorcycle	930	887	188	184
Power equipment and marine engines	51	55	5	5
Total retail loans	$27,463	$29,320	2,125	2,210
Securitized retail loans (2)	$7,180	$7,290	638	671
Investment in operating leases	$24,592	$22,790	1,167	1,086

Canada Segment
Retail loans:
New auto	$2,590	$2,531	195	187
Used auto	412	488	54	60
Motorcycle	70	65	15	13
Power equipment and marine engines	3	4	2	2
Total retail loans	$3,075	$3,088	266	262
Securitized retail loans (2)	$685	$64	46	14
Direct financing leases	$1,035	$1,800	79	116
Investment in operating leases	$2,628	$1,649	136	75

Consolidated
Retail loans:
New auto	$26,318	$28,127	1,906	1,975
Used auto	3,166	3,270	275	293
Motorcycle	1,000	952	203	197
Power equipment and marine engines	54	59	7	7
Total retail loans	$30,538	$32,408	2,391	2,472
Securitized retail loans (2)	$7,865	$7,354	684	685
Direct financing leases	$1,035	$1,800	79	116
Investment in operating leases	$27,220	$24,439	1,303	1,161

(1)	A unit represents one retail loan or lease, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, total consumer financing acquisition volumes declined during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015 due to lower incentive financing volumes during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015, which also negatively affected our financing penetration rates. Throughout fiscal year 2015 and the first nine months of fiscal year 2016, for the incentive financing programs that AHM sponsored, AHM focused their support more toward lease incentive programs over retail loan incentive programs resulting in growth in our operating lease assets and a decline in retail loans during this period.

In the Canada segment, incentive financing volumes, total consumer financing acquisition volumes, and financing penetration rates increased during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015. HCI also continued to focus their support more toward lease incentive programs over retail loan incentive programs during the first nine months of fiscal year 2016. Outstanding direct financing lease assets continued to decline and operating lease assets continued to increase during the first nine months of fiscal year 2016 as the result of our remaining direct financing leases maturing and all newly acquired leases being classified as operating leases.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total authorized Honda and Acura dealerships in the United States and/or Canada, as applicable:

	December 31,	March 31,
	2015	2015
United States Segment
Automobile	28%	28%
Motorcycle	96%	97%
Power equipment and marine engines	22%	23%

Canada Segment
Automobile	35%	35%
Motorcycle	97%	98%
Power equipment and marine engines	97%	97%

Consolidated
Automobile	29%	30%
Motorcycle	96%	97%
Power equipment and marine engines	25%	26%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM product sales in the United States and/or HCI product sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended		Nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
United States Segment
Automobile	27%	29%	27%	29%
Motorcycle	97%	97%	97%	97%
Power equipment and marine engines	10%	9%	9%	9%

Canada Segment
Automobile	33%	32%	34%	32%
Motorcycle	96%	88%	96%	93%
Power equipment and marine engines	97%	93%	97%	95%

Consolidated
Automobile	28%	29%	28%	29%
Motorcycle	97%	96%	97%	96%
Power equipment and marine engines	14%	13%	11%	11%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	December 31,	March 31,	December 31,	March 31,
	2015	2015	2015	2015
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,288	$2,255	89	90
Motorcycle	606	683	91	103
Power equipment and marine engines	56	62	49	66
Total wholesale flooring loans	$2,950	$3,000	229	259
Commercial loans	$768	$748

Canada Segment
Wholesale flooring loans:
Automobile	$292	$354	13	15
Motorcycle	60	75	9	11
Power equipment and marine engines	24	29	19	28
Total wholesale flooring loans	$376	$458	41	54
Commercial loans	$58	$50

Consolidated
Wholesale flooring loans:
Automobile	$2,580	$2,609	102	105
Motorcycle	666	758	100	114
Power equipment and marine engines	80	91	68	94
Total wholesale flooring loans	$3,326	$3,458	270	313
Commercial loans	$826	$798

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

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

The following table provides information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the		As of or for the
	three months ended		nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$83	$83	$77	$89
Provision for credit losses	34	25	83	62
Charge-offs, net of recoveries	(34)	(29)	(77)	(72)
Allowance for credit losses at end of period	$83	$79	$83	$79
Allowance as a percentage of ending receivable balance (1)			0.26%	0.23%
Charge-offs as a percentage of average receivable balance (1), (4)	0.43%	0.34%	0.32%	0.28%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$70	$63
As a percentage of ending receivable balance (1), (2)			0.22%	0.18%
Operating leases:
Early termination loss on operating leases	$-	$10	$27	$27
Provision for past due operating lease rental payments (3)	5	5	14	14

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$10	$11	$9	$11
Provision for credit losses	4	4	12	9
Charge-offs, net of recoveries	(3)	(4)	(10)	(9)
Effect of translation adjustment	(1)	(1)	(1)	(1)
Allowance for credit losses at end of period	$10	$10	$10	$10
Allowance as a percentage of ending receivable balance (1)			0.19%	0.16%
Charge-offs as a percentage of average receivable balance (1), (4)	0.30%	0.19%	0.28%	0.18%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$8	$8
As a percentage of ending receivable balance (1), (2)			0.16%	0.13%
Operating leases:
Early termination loss on operating leases	$1	$1	$3	$2
Provision for past due operating lease rental payments (3)	-	-	-	-

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$93	$94	$86	$100
Provision for credit losses	38	29	95	71
Charge-offs, net of recoveries	(37)	(33)	(87)	(81)
Effect of translation adjustment	(1)	(1)	(1)	(1)
Allowance for credit losses at end of period	$93	$89	$93	$89
Allowance as a percentage of ending receivable balance (1)			0.25%	0.22%
Charge-offs as a percentage of average receivable balance (1), (4)	0.41%	0.32%	0.31%	0.26%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$78	$71
As a percentage of ending receivable balance (1), (2)			0.22%	0.17%
Operating leases:
Early termination loss on operating leases	$1	$11	$30	$29
Provision for past due operating lease rental payments (3)	5	5	14	14

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

(3)	Provisions for past due operating lease rental payments are also included in total provision for credit losses in our consolidated statements of income.
(4)	Percentages for the three and nine months ended December 31, 2015 and 2014 have been annualized.

In the United States segment, the provision for credit losses on our finance receivables was $83 million during the first nine months of fiscal year 2016 compared to $62 million during the same period in fiscal year 2015. The increase was attributable to higher net charge-offs and adjustments to assumptions in our allowance for credit loss estimates. Certain assumptions were adjusted to reflect the higher loss rates experienced on recent vintages. We recognized early termination losses on operating lease assets of $27 million during the first nine months of fiscal year 2016 which was consistent with the same period in fiscal year 2015. The losses we recognized remained consistent despite the growth in operating lease assets as the result of adjusting the assumptions in our estimate of early termination losses. We reduced our loss assumptions as we experienced lower realized losses than was previously estimated.

In the Canada segment, the provision for credit losses on our finance receivables increased by $3 million during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015 due to higher net charge-offs, adjustments to assumptions in our allowance for credit losses, and the increase in finance receivables. Early termination losses on operating lease assets increased by $1 million during the first nine months of fiscal year 2016 compared to the same period in fiscal year 2015 due to the increase in outstanding operating lease assets.

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

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. There were no events or circumstances that indicated that the carrying values of our operating leases would not be recoverable during the first nine months of fiscal year 2016 and 2015.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended		Nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	56	50	197	186
Sales through auctions and dealer direct programs (3)	27	25	84	62
Total termination units	83	75	281	248

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	11	10	35	32
Sales through auctions and dealer direct programs (3)	3	1	6	4
Total termination units	14	11	41	36

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	67	60	232	218
Sales through auctions and dealer direct programs (3)	30	26	90	66
Total termination units	97	86	322	284

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.

In February 2016, certain Honda and Acura vehicles were recalled based on a supplier’s determination of a safety related defect in driver’s airbag inflators. As a result, AHM and HCI have instructed their authorized dealers to cease the sale of affected new and used vehicles until the recall repairs are completed. We may experience delays in the disposition of returned lease vehicles and repossessed vehicles affected by this recall. We do not believe there will be a material impact to our financial results.

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

In an effort to minimize liquidity risk and interest rate risk and the resulting negative effects on our margins, results of operations and cash flows, our funding strategy incorporates investor diversification and the utilization of multiple funding sources including commercial paper, medium term notes, bank loans and asset-backed securities. During the nine months ended December 31, 2015, AHFC partially replaced related party debt issuances in the U.S. with issuances of Public MTN debt. We incorporate a funding strategy that takes into consideration factors such as the interest rate environment, domestic and foreign capital market conditions, maturity profiles, and economic conditions. We believe that our funding sources, combined with cash provided by operating and investing activities, will provide sufficient liquidity for us to meet our debt service and working capital requirements over the next twelve months.

Summary of Outstanding Debt

The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average
			contractual interest rate
	December 31,	March 31,	December 31,	March 31,
	2015	2015	2015	2015
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$3,771	$3,503	0.29%	0.19%
Related party debt	750	1,915	0.36%	0.17%
Bank loans	6,292	6,290	0.90%	0.73%
Private MTN program	5,442	7,458	2.75%	2.45%
Public MTN program	14,173	10,938	1.35%	1.09%
Euro MTN programme	1,339	1,866	1.58%	1.30%
Total unsecured debt	31,767	31,970
Secured debt	6,813	7,315	0.95%	0.73%
Total debt	$38,580	$39,285

Canada Segment
Unsecured debt:
Commercial paper	$1,277	$1,084	0.76%	0.96%
Related party debt	1,301	1,577	0.82%	1.14%
Bank loans	955	1,002	1.37%	1.54%
Other debt	1,334	1,691	1.80%	1.85%
Total unsecured debt	4,867	5,354
Secured debt	670	50	1.16%	1.30%
Total debt	$5,537	$5,404

Consolidated
Unsecured debt:
Commercial paper	$5,048	$4,587	0.41%	0.37%
Related party debt	2,051	3,492	0.65%	0.61%
Bank loans	7,247	7,292	0.97%	0.84%
Private MTN program	5,442	7,458	2.75%	2.45%
Public MTN program	14,173	10,938	1.35%	1.09%
Euro MTN programme	1,339	1,866	1.58%	1.30%
Other debt	1,334	1,691	1.80%	1.85%
Total unsecured debt	36,634	37,324
Secured debt	7,483	7,365	0.97%	0.74%
Total debt	$44,117	$44,689

Commercial Paper

As of December 31, 2015, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion (U.S. $1.4 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the nine months ended December 31, 2015, consolidated commercial paper month-end outstanding principal balances ranged from approximately $4.0 billion to $5.9 billion and the outstanding daily balance averaged $5.2 billion.

Related Party Debt

AHFC routinely issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. HCFI routinely issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days. During the nine months ended December 31, 2015, the consolidated related party debt month-end principal balances ranged from approximately $2.1 billion to $3.1 billion and the outstanding daily balance averaged $2.8 billion.

Bank Loans

During the nine months ended December 31, 2015, AHFC entered into a new bank loan agreement for $500 million and HCFI entered into three floating rate term loan agreements for C$100 million (U.S. $72 million), C$50 million (U.S. $36 million) and C$100 million (U.S. $72 million). As of December 31, 2015, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from approximately $36 million to $600 million. As of December 31, 2015, the remaining maturities of all bank loans outstanding ranged from 74 days to approximately 5.7 years. The weighted average remaining maturities on all bank loans was 2.0 years as of December 31, 2015.

Our bank loans contain customary restrictive covenants, including limitations on liens, limitations on mergers and consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of December 31, 2015, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under the Rule 144A Private MTN Program. As of December 31, 2015, the remaining maturities of Private MTNs outstanding ranged from 147 days to approximately 5.7 years. The weighted average remaining maturities of Private MTNs was 2.1 years as of December 31, 2015. Interest rates on the Private MTNs are fixed or floating. Private MTNs are issued pursuant to the terms of an issuing and paying agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of December 31, 2015, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.

Public MTN Program

AHFC is a well-known seasoned issuer under SEC rules and issues Public MTNs pursuant to a registration statement on Form S-3 filed with the SEC. In August 2015, AHFC increased the authorized maximum aggregate principal amount for issuance under the Public MTN Program from $16.0 billion to $30.0 billion. In September 2015, AHFC began issuing foreign currency denominated notes into international markets under this program. The aggregate principal amount of MTNs offered under this program may be increased from time to time.

The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the nine months ended December 31, 2015, AHFC issued $3.5 billion aggregate principal amount of U.S. dollar denominated MTNs, with an original maturity ranging from 2.0 years to 5.0 years, bearing interest at fixed and floating rates. During the nine months ended December 31, 2015, AHFC issued €1.2 billion (U.S. $1.3 billion) aggregate principal amount of MTNs with an original maturity ranging from 3.5 years to 7.2 years bearing interest at fixed and floating rates. During the nine months ended December 31, 2015, AHFC issued £250 million (U.S. $368 million) aggregate principal amount of MTNs with an original maturity of 6.8 years bearing interest at a fixed rate. The U.S. dollars were presented based on their respective exchange rates on December 31, 2015. As of December 31, 2015, the remaining maturities of all Public MTNs outstanding ranged from 11 days to approximately 6.9 years. The weighted average remaining maturities of all Public MTNs was 2.5 years as of December 31, 2015.

The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of December 31, 2015, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturity. As of December 31, 2015, the remaining maturities of Euro MTNs outstanding under this program ranged from 56 days to approximately 7.1 years. The weighted average remaining maturities of all Euro MTNs was 2.9 years as of December 31, 2015.

Other Debt

HCFI issues privately placed Canadian dollar denominated notes. During the nine months ended December 31, 2015, HCFI did not enter into any private placement trades. As of December 31, 2015, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 1.3 years to approximately 3.6 years. The weighted average remaining maturities of these notes was 2.4 years as of December 31, 2015.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2015, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

Secured Debt

Asset-Backed Securities

We enter into securitization transactions for funding purposes. Securitization transactions involve transferring pools of retail loans to trusts. The trusts are special-purpose entities that we establish to accommodate securitization structures. Securitization trusts have the limited purpose of acquiring assets, issuing asset-backed securities, and making payments on the securities. Assets transferred to securitization trusts are considered to be legally isolated from us and the claims of our creditors. We continue to service the retail loans transferred to the trusts. Investors in the notes issued by a trust only have recourse to the assets of such trust and do not have recourse to AHFC, HCFI, or our other subsidiaries or to other trusts.

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

During the nine months ended December 31, 2015, we issued notes through asset-backed securitizations totaling $3.5 billion, which are secured by consumer finance receivables with an initial principal balance of $4.6 billion.

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

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364 day credit agreement, as amended, which expires on March 4, 2016, and a $3.5 billion five year credit agreement, as amended, which expires on March 7, 2020. At December 31, 2015, no amounts were outstanding or repaid under the AHFC credit agreements. AHFC intends to renew or replace the credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$1.6 billion (U.S. $1.2 billion) credit agreement, as amended, which provides that HCFI may borrow up to C$800 million (U.S. $578 million) on a one year and a five-year revolving basis. The one year tranche of the credit agreement expires on March 24, 2016 and the five year tranche of the credit agreement expires on March 24, 2020. At December 31, 2015, no amounts were outstanding or repaid under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI, respectively, to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of December 31, 2015, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

Other Credit Agreements

In September 2015, AHFC entered into other committed lines of credit to allow us access to additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. There were no amounts outstanding as of December 31, 2015. These agreements expire in September 2016.

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

●

cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

●

ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective keep well agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of December 31, 2015 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of $5 million and $4 million, during the three months ended December 31, 2015 and 2014, respectively, and $14 million and $13 million during the nine months ended December 31, 2015 and 2014, respectively, pursuant to these support compensation agreements.

Indebtedness of Consolidated Subsidiaries

As of December 31, 2015, AHFC and its consolidated subsidiaries had approximately $53.7 billion of outstanding indebtedness and other liabilities, including current liabilities, of which approximately $13.2 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

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

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending December 31,
	Total	2016	2017	2018	2019	2020	Thereafter
	(U.S. dollars in millions)
Unsecured debt obligations (1)	$36,698	$15,475	$7,082	$5,780	$3,446	$3,153	$1,762
Secured debt obligations (1)	7,495	3,973	2,313	993	216	-	-
Interest payments on debt (2)	1,480	502	383	278	157	98	62
Operating lease obligations	50	8	7	7	6	4	18
Total	$45,723	$19,958	$9,785	$7,058	$3,825	$3,255	$1,842

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of December 31, 2015.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of December 31, 2015.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve month period ended December 31, 2015, our provision for credit losses would have increased by approximately $21 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve month period ended December 31, 2015, we would have recognized an additional $10 million in early termination losses in our consolidated statement of income during the period.

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

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of December 31, 2015 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $52 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $8 million in depreciation expense, which would be recognized over the remaining lease terms. Similarly, if the future estimated auction values were to decrease by $100 per unit and future return rates were to increase by one percentage point from our current estimates for all direct financing leases as of December 31, 2015, we would have recognized an increase of approximately $1 million and less than $1 million in losses on lease residual values, respectively. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of December 31, 2015. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2015, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 10, 2016

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