Form 10-K
period 2016-03-31
AMERICAN HONDA FINANCE CORP
filed 2016-06-23
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-36111

AMERICAN HONDA FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
20800 Madrona Avenue, Torrance, California	90503
(Address of principal executive offices)	(Zip Code)

(310) 972-2555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
2.125% Medium-Term Notes, Series A Due October 10, 2018	New York Stock Exchange
Floating Rate Medium-Term Notes, Series A Due March 11, 2019	New York Stock Exchange
2.625% Medium-Term Notes, Series A Due October 14, 2022	New York Stock Exchange
1.375% Medium-Term Notes, Series A Due November 10, 2022	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 31, 2016, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

Documents incorporated by reference: None

REDUCED DISCLOSURE FORMAT

American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly-owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended March 31, 2016

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “scheduled,” or “anticipates” or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. In addition, all information included herein with respect to projected or future results of operations, cash flows, financial condition, financial performance, or other financial or statistical matters constitute forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and that may be incapable of being realized. The following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements:

●	declines in the financial condition or performance of Honda Motor Co., Ltd. or the sales of Honda or Acura products;
●	changes in economic and general business conditions;
●	fluctuations in interest rates and currency exchange rates;
●	the failure of our customers, dealers or counterparties in the financial industry to meet the terms of any contracts with us, or otherwise fail to perform as agreed;
●	our inability to recover the estimated residual value of leased vehicles at the end of their lease terms;
●	changes or disruption in our funding sources or access to the capital markets;
●	changes in our, or Honda Motor Co., Ltd.’s, credit ratings;
●	increases in competition from other financial institutions seeking to increase their share of financing of Honda and Acura products;
●	changes in laws and regulations, including as a result of financial services legislation, and related costs;
●	changes in accounting standards;
●	a failure or interruption in our operations; and
●	a security breach or cyber attack.

Additional information regarding these and other risks and uncertainties to which our business is subject is set forth in “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K, as such risks and uncertainties may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I

Item 1. Business

Overview

American Honda Finance Corporation (AHFC) is a California corporation that was incorporated on February 6, 1980. Unless otherwise indicated by the context, all references to the “Company”, “we”, “us”, and “our” in this report include AHFC and its consolidated subsidiaries, and references to “AHFC” refer solely to American Honda Finance Corporation (excluding its subsidiaries). AHFC is a wholly-owned subsidiary of American Honda Motor Co., Inc. (AHM). Honda Canada Finance Inc. (HCFI) is a majority-owned subsidiary of AHFC. Noncontrolling interest in HCFI is held by Honda Canada Inc. (HCI), an affiliate. AHM is a wholly-owned subsidiary and HCI is an indirect wholly-owned subsidiary of Honda Motor Co., Ltd. (HMC). AHM and HCI are the sole authorized distributors of Honda and Acura products, including motor vehicles, parts, and accessories in the United States and Canada. AHFC’s principal executive offices are located at 20800 Madrona Avenue, Torrance, California 90503.

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

We acquire and offer, as applicable, substantially similar products and services throughout many different regions, provinces, and territories, subject to local legal restrictions and market conditions. We divide our business segments between our business in the United States and in Canada. For additional financial information regarding our operations by business segment, see Note 15—Segment Information of Notes to Consolidated Financial Statements and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.” In the United States and Canada, we provide our financing products under the brand names Honda Financial Services and Acura Financial Services.

This report contains translations of certain foreign currency amounts into U.S. dollars at the rates specified below solely for your convenience. These translations should not be construed as representations that the foreign currency amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated. U.S. dollar equivalents for “C$” (Canadian dollar), “€” (Euro) and “£” (Sterling) amounts are calculated based on the exchange rates on March 31, 2016 of 1.3004, 0.8781 and 0.6958, respectively, per U.S. dollar.

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

Investors and others should note that we announce material financial information using the investor relations section of our corporate website (http://www.hondafinancialservices.com). We use our website and press releases to communicate with our investors, customers and the general public about our company, our services and other matters. While not all of the information that we post on our website is of a material nature, some information could be material. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the investor relations section of our website. Currently, we do not use any social media channels for purposes of communicating such information to the public. Any changes to our communication channels will be posted on the investor relations website. We are not incorporating any of the information set forth on our website into this filing on Form 10‑K.

Consumer Financing

Retail Loans

We provide indirect financing to retail customers of Honda and Acura products by acquiring retail loans originated by authorized Honda and Acura dealers. Retail loans are acquired in accordance with our underwriting standards. See “—Underwriting and Pricing of Consumer Financing” below for a description of our underwriting process. The products that we finance consist primarily of new and used Honda and Acura automobiles and Honda motorcycles, power equipment, and marine engines. On a limited basis, we also finance customer purchases of non-Honda and non-Acura used automobiles. Retail loans may also include the financing of insurance products or vehicle service contracts. See “—Consumer Assurance Products and Service” below for more information. The terms of retail loans originated in the United States generally range from 24 to 72 months while the terms of retail loans originated in Canada generally range from 24 to 84 months.

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

Retail Leases

We acquire closed-end vehicle lease contracts between authorized Honda and Acura dealers and their customers primarily for leases of new Honda and Acura automobiles. On a limited basis, we also acquire contracts for leases of used Honda and Acura automobiles and Honda motorcycles. In the case of leases originating in the United States, upon our acquisition of such leases, the dealer assigns all of its rights, title, and interest in the lease and the automobile to either our wholly-owned subsidiary, Honda Lease Trust (HLT) or its trustee, HVT, Inc., depending on the applicable state. HLT is a trust established to take assignments of and serve as holder of legal title to leased automobiles. In the case of leases originating in Canada, upon our acquisition of such leases, the dealer assigns all of its rights, title, and interest in the lease and the vehicle to our majority owned subsidiary HCFI.

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

In the United States, AHFC utilizes a tiered pricing structure based on customer Fair Isaac Corporation/FICO scores. In Canada, HCFI has a single tiered pricing structure.

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

In addition to our servicing regions, we have centralized certain operational functions in the United States relating to our automobile retail loans and leases at the National Service Center located in Texas, which contains our National Processing Center, Lease Maturity Center, Remarketing Center, and Recovery and Bankruptcy Center, which are described below:

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

●

Recovery and Bankruptcy Center. The Recovery and Bankruptcy Center is responsible for collecting the deficiency balances of charged-off accounts through the use of outside collection agencies, locating and securing the collateral of charged-off accounts, and collecting lease end of term fees. Consumer financing contracts are transferred from our regional offices to the Recovery and Bankruptcy Center after charge-off which occurs when they become 120 days contractually past due, payments due are no longer expected to be received, or the underlying product is sold or has been held in unsold repossessed inventory for 90 days, whichever occurs first. In addition, accounts subject to bankruptcy proceedings are assigned to the Recovery and Bankruptcy Center for tracking, monitoring and handling through the life of the loan or until the related customer is discharged from bankruptcy. If the customer is discharged or dismissed from bankruptcy, the account will return to the original regional office for servicing.

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

Recovery Policies and Procedures

We use an account servicing system and an automated dialer system that prioritize collection efforts, generate past due notices, and signal our collections personnel to make telephone contact with delinquent customers. For the purpose of determining whether a retail loan or lease is delinquent, payment is generally considered to have been made upon receipt of 90% of the sum of the current monthly payment due plus any overdue monthly payments.

If necessary, repossession action is taken through the use of bonded and licensed repossession agencies. Subject to a state’s recording, filing, and notice requirements, or other laws, we are generally permitted by applicable state law to repossess automobiles or motorcycles upon default by the related customer. We typically decide whether or not to repossess a vehicle when the account is 45 to 60 or more days past due, subject to the laws and regulations governing repossession in the state where the automobile or motorcycle is located.

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

Honda Aviation Financing

Honda Aviation Finance Company LLC, a wholly-owned subsidiary of AHFC, provides financing and account servicing for customers of Honda Aircraft Company LLC, a subsidiary of AHM, in the United States. Customers submit a credit application and if our underwriting policies and legal requirements are met, the retail loan is approved.

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

In establishing a wholesale flooring loan, we conduct a comprehensive review of the dealership, including a review of its business operations and management, any credit reports, financial statements, tax returns, bank references, and/or other available historical credit information and a review of the personal financial statements of the dealership’s individual owner(s). This data is organized into an electronic scorecard which supports our determination of whether we will provide a wholesale flooring loan and, if so, the amount of the loan and the interest rate. Once a wholesale flooring loan has been approved, we maintain an ongoing review process of the dealerships we finance. Dealers of Honda and Acura automobiles are required to submit financial statements on a monthly basis and dealers of Honda motorcycles, power equipment, and marine engines are required to submit financial statements annually. We typically use a third party to perform random periodic on-site physical inspections of financed dealership inventory at a frequency determined by the dealership’s scorecard and financial performance. Monitoring activities are performed more frequently for dealerships with higher levels of credit risk.

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

In the event of a default on a wholesale flooring loan, we may repossess the financed product and sell the repossessed assets and seek other available legal remedies pursuant to the related wholesale flooring loan agreement and related guarantees consistent with commercially accepted practices and applicable laws. After the sale of a financed product to consumers in the ordinary course of business, we have no right to recover the product and are limited to the remedies under our wholesale flooring loan agreement with the dealer. Additionally, we have entered into agreements with AHM and HCI that provide for their repurchase, at the outstanding financed amount, of new, unused, undamaged, and unregistered vehicle or equipment that have been repossessed from dealers who defaulted under the terms of its wholesale flooring agreement.

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

In Canada, commercial banks have become stronger competitors in the automobile consumer financing business.

Relationships with HMC and Other Affiliates

The following is a description of certain relationships with HMC and other affiliates.

HMC and AHFC Keep Well Agreement

HMC and AHFC are parties to a keep well agreement (the HMC-AHFC Agreement), which became effective on September 9, 2005.

Under the terms of the HMC-AHFC Agreement, HMC has agreed to:

●

own and hold, at all times, directly or indirectly, at least 80% of AHFC’s issued and outstanding shares of voting stock and not pledge, directly or indirectly, encumber, or otherwise dispose of any such shares or permit any of HMC’s subsidiaries to do so, except to HMC or wholly-owned subsidiaries of HMC;

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

Under the terms of the HMC-HCFI Agreement, HMC has agreed to:

●

own and hold, at all times, directly or indirectly, at least 80% of HCFI’s issued and outstanding shares of voting stock and not pledge, directly or indirectly, encumber, or otherwise dispose of any such shares or permit any of HMC’s subsidiaries to do so, except to HMC or wholly-owned subsidiaries of HMC;

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

Related Party Debt

AHFC issues fixed rate short-term notes to AHM to fund AHFC’s general corporate operations. HCFI issues fixed rate short-term notes to HCI to fund HCFI’s general corporate operations. See Note 4—Debt of Notes to Consolidated Financial Statements for further information regarding our related party debt.

Vehicle Service Contract Administration

Our Consumer Assurance Products and Service Group is responsible for the administration of vehicle service contracts issued by AHM and American Honda Protection Products Corporation (AHPPC), a wholly-owned subsidiary of AHM. HCFI performs marketing services for vehicle service contracts issued by HCI. We receive fees to perform administrative and marketing services for AHM, AHPPC, or HCI, as applicable.

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

Shared Services

Honda North America, Inc. (HNA), a wholly-owned subsidiary of HMC, provides services to Honda’s North American operations. HNA provides us with information technology, legal, internal auditing, and other services pursuant to a shared services agreement. HNA is paid a compensation fee for these services.

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

Our Canadian subsidiary, HCFI, files Canadian federal and provincial income tax returns based on the separate legal entity financial statements. HCFI does not file federal, state or local income tax returns in the United States. Consequently, HCFI does not participate in the intercompany tax allocation agreement that AHFC and its United States subsidiaries have with AHM.

Refer to Note 7—Income Taxes of Notes to Consolidated Financial Statements for additional information about income taxes.

Repurchase Agreements

We have entered into agreements with AHM and HCI that provide for their repurchase, at the outstanding financed amount, of new, unused, undamaged, and unregistered vehicles or equipment that have been repossessed from dealers who defaulted under the terms of its wholesale flooring agreement.

Geographic Concentration

As of March 31, 2016, for the outstanding retail loans and leases we acquired in the United States, approximately 17% and 10% were from customers residing in California and New York, respectively. Any material adverse changes to the economies or applicable laws in a given state could have a material adverse effect on our financial condition and results of operations.

Seasonality

We are subject to seasonal variations in credit losses, which are historically higher in the first and fourth quarters of the calendar year. This seasonality does not have a significant impact on our results of operations.

Employee Relations

At March 31, 2016, we had 1,378 employees. We consider our employee relations to be satisfactory. We are not subject to any collective bargaining agreements with our employees.

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

Federal Regulation

We are subject to extensive federal regulation, including the regulations discussed below. These laws, in part, require us to provide certain disclosures prior to and throughout the duration of consumer retail and lease financing transactions and prohibit certain credit and collection practices.

●	The Truth in Lending Act and the Consumer Leasing Act place disclosure and substantive transaction restrictions on consumer credit and leasing transactions.
●

The Equal Credit Opportunity Act is designed to prevent discrimination on the basis of certain protected classes in any aspect of a credit transaction, requires the distribution of specified credit decision notices and limits the information that may be requested and considered in a credit transaction.

●

The Fair Credit Reporting Act imposes restrictions and requirements regarding our use and sharing of credit reports, the reporting of data to credit reporting agencies, credit decision notices, the accuracy and integrity of information reported to the credit reporting agencies, consumer dispute handling procedures, and identity theft prevention requirements.

●

The Gramm-Leach-Bliley Act requires certain communications periodically with consumers on privacy matters, restricts the disclosure of nonpublic personal information about consumers by financial institutions and prohibits the sharing of account number information for certain marketing purposes.

●

The Servicemembers Civil Relief Act is federal legislation that provides special protection to certain customers in military service and is designed to protect military personnel from personal hardship or loss resulting from financial obligations while in service.

●	The Right to Financial Privacy Act restricts the disclosure of customers’ financial records to federal government agencies.
●

The Telephone Consumer Protection Act governs communication methods that may be used to contact consumers and among other things, prohibits the use of automated dialers to call cellular telephones without consent of the consumer.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which was enacted in 2010, has broad implications for the financial services industries, including automotive financing, securitizations and derivatives, and requires the development, adoption, and implementation of many regulations which will impact the offering, marketing, and regulation of consumer financial products and services offered by financial institutions. Agencies have issued rules establishing a comprehensive framework for the regulation of derivatives, providing for the regulation of non-bank financial institutions that pose systemic risk, and requiring sponsors of asset-backed securities to retain an ownership stake in securitization transactions. Although we have analyzed these and other rulemakings, the absence of final rules in some cases and the complexity of some of the proposed rules make it difficult for us to estimate the financial, compliance and operational impacts.

The Dodd-Frank Act created the Consumer Financial Protection Bureau (CFPB), which has broad rule-making, examination and enforcement authority with respect to the laws and regulations that apply to consumer financial products and services. The CFPB has supervisory, examination and enforcement authority over certain non-depository institutions, including those entities that are larger participants of a market for consumer financial products or services, as defined by rule. As of August 31, 2015, we became subject to the CFPB’s supervisory authority with respect to our compliance with applicable consumer protection laws.

State Regulation

We are also subject to laws and regulations that vary among the states. A majority of states have enacted legislation establishing licensing requirements to conduct consumer financing activities. We are also periodically subject to state audits and inquiries which monitor our compliance with consumer and other regulations.

State rules and regulations generally include requirements as to the form and content of finance contracts and limitations on the maximum rate of consumer finance charges, including interest rate. In periods of high interest rates, interest rate limitations could have an adverse effect on our operations if we are unable to pass on our increased costs to our customers or dealers. State rules and regulations also restrict collection practices and creditor’s rights regarding our consumer accounts.

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

Our results of operations, cash flows, and financial condition are substantially dependent upon the sale of Honda and Acura products in the United States and Canada. Any prolonged reduction or suspension of HMC’s production or sales of Honda or Acura products in the United States or Canada resulting from a decline in demand, a change in consumer preferences, a decline in the actual or perceived quality, safety, or reliability of Honda and Acura products, a reduction of incentive financing programs, volatility in fuel prices, sustained economic stagnation or the occurrence of a recession, a financial crisis, a work stoppage, governmental action, including a change in regulation, adverse publicity, a recall, a war, a use of force by foreign countries, a terrorist attack, a multinational conflict, a natural disaster, an epidemic, or similar events could have a substantially unfavorable effect on us.

The production and sale of HMC’s products will depend significantly on HMC’s ability to continue its capital expenditure and product development programs and to market its vehicles successfully. This ability is subject to several risks, including:

●	any prolonged reduction or suspension of production or sales as discussed above;
●	discovery of defects in vehicles which could lead to recall campaigns and suspended sales;
●	volatility in the price of automobiles, motorcycles, power equipment and marine products;
●	currency and interest rate fluctuation affecting pricing of products sold and materials purchased and any derivative financial instruments used to hedge against these risks;
●	extensive environmental and government regulation of the automotive, motorcycle, and power product industries;
●	the inability to protect and preserve its valuable intellectual property;
●	legal proceedings, which could adversely affect business, financial condition, cash flows, or results of operations;
●	reliance on external suppliers for the provision of raw materials and parts used in the manufacturing of its products;
●	increased costs from conducting business worldwide;
●	inadvertent disclosures of confidential information despite internal controls and procedures; and
●	pension costs and benefit obligations.

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

Additionally, the United States and Canada have experienced periods of economic slowdown and a recession. These periods have been accompanied by decreases in consumer demand for automobiles and other products. High unemployment, decreases in home values, and lack of availability of credit may lead to increased default rates. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which returned or repossessed automobiles may be sold or delay the timing of these sales. Dealers may also be affected by an economic slowdown or recession, which in turn may increase the risk of default of certain dealers within our wholesale flooring and commercial financing portfolios.

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

Currency risk or exchange rate risk refers to potential changes of value of financial assets, including Canadian dollar denominated finance receivables, foreign currency denominated debt or derivatives used to manage exposure on foreign currency denominated debt in response to fluctuations in exchange rates of various currencies. Changes in exchange rates can have adverse effects on our results of operations, cash flows, and financial condition.

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

Credit rating agencies that rate the credit of HMC and its affiliates, including AHFC, may qualify, alter, or terminate their ratings at any time. Global economic conditions and other geopolitical factors may directly or indirectly affect such ratings. Any downgrade in the sovereign credit ratings of the United States, Japan, or Canada may directly or indirectly have a negative effect on the ratings of HMC and AHFC. Downgrades, the change to a negative outlook, or placement on review for possible downgrades of such ratings could result in an increase in our borrowing costs as well as reduced access to global debt capital markets. These factors would have a negative impact on our business, including our competitive position, results of operations, cash flows and financial condition.

We are subject to consumer and dealer credit risk, which could adversely impact our results of operations, cash flows, and financial condition.

Credit risk is the risk of loss arising from the failure of a consumer or dealer to meet the terms of any contract with us or otherwise fail to perform as agreed. Credit losses are an expected cost of extending credit. The majority of our credit risk is with consumer financing, and to a lesser extent, with dealer financing. Our level of credit risk on our consumer financing portfolios is influenced primarily by two factors: the total number of contracts that default, and the amount of loss per occurrence, net of recoveries, which in turn are influenced by various factors, such as the used vehicle market, our purchase quality mix, contract term lengths, operational changes, and certain economic factors such as unemployment rates, levels of consumer debt service burden and personal income growth rates. Our level of credit risk on our dealer financing portfolio is influenced primarily by the financial strength of dealers within the portfolio, the concentration of dealers demonstrating financial strength, the quality of the collateral securing the financing within the portfolio and economic factors. An increase in credit risk would increase our provision for credit losses and early termination losses on operating lease assets, which would have a negative impact on our results of operations, cash flows, and financial condition.

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

In addition, we maintain an allowance for credit losses for management’s estimate of probable losses incurred on our finance receivables. We also maintain an estimate for early termination losses on operating lease assets due to lessee defaults and an allowance for credit losses on past due operating lease rental payments. Our allowance for credit losses and early termination losses on operating leases requires significant judgment about inherently uncertain factors. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates which may have a negative impact on our results of operations and financial condition. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Credit Losses” for additional information regarding our estimates.

We are exposed to residual value risk on the vehicles we lease.

Customers of leased vehicles typically have an option to return the vehicle to the dealer at the end of the lease term or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealer are sold through online and physical auctions. Residual value risk is the risk that the contractual residual value determined at lease inception will not be recoverable at the end of the lease term. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to us. As a result, we are exposed to risk of loss on the disposition of leased vehicles to the extent that sales proceeds are not sufficient to cover the carrying value of the leased asset at termination. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, adverse economic conditions, preferences for particular types of vehicles, new vehicle pricing, new vehicle incentive financing programs, new vehicle sales, the actual or perceived quality, safety, or reliability of vehicles, recalls, future plans for new Honda and Acura product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices.

We maintain projections for expected residual values and return volumes of the vehicles we lease. Actual proceeds realized by us upon sales of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce the profitability of the lease transaction and could have the potential to adversely affect our gain or loss on the disposition of lease vehicles and our results of operations. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Determination of Lease Residual Values” for additional information regarding our estimates.

The failure or commercial soundness of our counterparties and other financial institutions may have an adverse effect on our results of operations, cash flows, or financial condition.

We have exposure to many different financial institutions, and we routinely execute transactions with counterparties in the financial industry. Our debt, derivative and investment transactions, and our ability to borrow under committed and uncommitted credit facilities, could be adversely affected by the creditworthiness, actions, and commercial soundness of these financial institutions. Deterioration of social, political, labor, or economic conditions in a specific country or region may also adversely affect the ability of financial institutions, including our derivative counterparties and lenders, to perform their contractual obligations. Financial institutions are interrelated as a result of trading, clearing, lending, and other relationships, and as a result, financial and political difficulties in one country or region may adversely affect financial institutions in other jurisdictions, including those with which we have relationships. The failure of any financial institutions and other counterparties to which we have exposure, directly or indirectly, to perform their contractual obligations, and any losses resulting from that failure, could have a material adverse effect on our results of operations, cash flows, or financial condition.

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

Our operations are subject to regulation, supervision, and licensing under various United States, Canadian, state, provincial, and local statutes, ordinances, and regulations. A failure to comply with applicable regulatory, supervisory, or licensing requirements may adversely affect our business, results of operations, cash flows, and financial condition. Due to events in the global financial markets, regulators have increased their focus on the regulation of the financial services industry. As a result, there have been and may continue to be proposals for laws and regulations that could increase the scope and nature of laws and regulations that are currently applicable to us. Any change in such laws and regulations, whether in the form of new or amended laws or regulations, regulatory policies, supervisory action, or the application of any of the above, may adversely affect our business, results of operations, cash flows, and financial condition by increasing our costs to comply with the new laws, prohibiting or limiting the amount of certain revenues we currently receive, or constraining certain collection or collateral recovery action which are currently available to us.

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

The scope of the Dodd-Frank Act has broad implications for the financial services industry, including us, and requires the implementation of numerous rules and regulations. The Dodd-Frank Act impacts the offering, marketing, and regulation of consumer financial products and services offered by financial institutions. The potential impact of the Dodd-Frank Act and its rules and regulations may include supervision and examination, limitations on our ability to expand product and service offerings and new or modified disclosure requirements.

The CFPB has supervisory, examination and enforcement authority over certain non-depository institutions, including those entities that are larger participants of a market for consumer financial products or services, as defined by rule. As of August 31, 2015, we became subject to the CFPB’s supervisory authority with respect to our compliance with applicable consumer protection laws. Over the past few years, the CFPB has become active in investigating the products, services and operations of credit providers. We expect the CFPB’s investigations of, and initiation of enforcement actions against, credit providers, whether on its own initiative or jointly with other agencies and regulators, will continue for the foreseeable future. Among other priorities, the CFPB has indicated that they intend to focus on certain initiatives including rulemaking in the areas of debt collection and consumer credit reporting.

We are also subject to state laws and regulations that vary among the states. A majority of states have enacted legislation establishing licensing requirements to conduct consumer financing activities. We are also periodically subject to state audits and inquiries which monitor our compliance with consumer and other regulations. We expect state regulators to also increase their supervision and regulation of financial products and services within their jurisdictions.

As previously disclosed, in July 2015 we reached a settlement with the CFPB and the U.S. Department of Justice and entered into consent orders with each of the agencies related to their investigation of, and allegations regarding pricing practices by dealers originating automobile retail installment sales contracts that we purchased. Also as previously disclosed, we received a subpoena from the New York Department of Financial Services requesting information relating to its fair lending laws. Refer to Note 9—Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.

Compliance with the regulations under the Dodd-Frank Act or the oversight of the SEC, CFPB, state regulators or other governmental entities and enforcement actions, if any, may impose costs on, create operational constraints for, or place limits on pricing with respect to, finance companies such as us. Such compliance and enforcement actions may result in monetary penalties, increase our compliance costs, require changes in our business practices, affect our competitiveness, reduce our profitability, affect our reputation, or otherwise adversely affect our business.

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

Operational risk is the risk of loss resulting from, among other factors, inadequate or failed processes, systems or internal controls, theft, fraud, cybersecurity breaches, or natural disasters. Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements. These events can potentially result in financial losses, regulatory inquiries or other damage to us, including damage to our reputation.

We rely on internal and external information and technological systems to help us manage and maintain our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems. Any failure or interruption of these systems could disrupt our normal operating procedures and have an adverse effect on our results of operations, cash flows, and financial condition.

We collect and store certain personal and financial information from customers, related parties, and employees. We also store confidential business and technical information. Security breaches could expose us to a risk of loss of this information, regulatory scrutiny, claims for damages, actions, and penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on future business with current and potential customers. In addition, any upgrade or replacement of our major legacy transaction systems, including our planned replacement of our electronic originations systems, could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during and after the implementation of new information and transaction systems. These factors could have an adverse effect on our results of operations, cash flows, and financial condition.

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

A security breach or cyber attack of our systems could interrupt, damage or harm our operations or result in the slow performance or unavailability of our information systems for some customers. We collect, analyze and retain certain types of personally identifiable and other information pertaining to our customers and employees through our information and technology systems. A breach or cyber attack of these systems due to the actions of third parties, employee error, malfeasance or otherwise, could expose us to a risk of loss of this information, regulatory scrutiny, claims for damages, penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on future business with current and potential customers. Information security risks have increased recently because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. We may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. The occurrence of any of these events could have a material adverse effect on our business.

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

Our employees may participate in either AHM’s and HCI’s pension plans. HMC also has a pension plan but a great majority of our employees do not participate in that plan. The amount of pension benefits and lump-sum payments provided in those plans are primarily based on the combination of years of service and compensation. AHM and HCI each determine and make periodic contributions to their respective benefit plans pursuant to applicable regulations and we are allocated our share of pension plan costs due to the participation of our employees. Since benefit obligations and pension costs are based on many assumptions, including, but not limited to, participant mortality, discount rate, rate of salary increase, expected long-term rate of return on plan assets, differences in actual expenses and costs or changes in those assumptions could affect AHM’s, HCI’s, and our cash contributions and liquidity. Under the Employee Retirement Income Security Act of 1974 (ERISA), we are jointly and severally liable for the obligations under AHM’s plans that are subject to ERISA, even for participants in the plans that are not our employees.

Vehicle recalls and other announcements may impact our business

From time to time, AHM and/or HCI may recall, suspend sales and production of, or initiate market actions on certain Honda or Acura products to address performance, customer satisfaction, compliance or safety-related issues. Because our business is substantially dependent upon the sale of Honda and Acura products such actions may negatively impact our business. A decrease in the level of vehicle sales would negatively impact our financing volume. Additionally, recalls may affect the demand for used recalled vehicles, or impact our timely disposal of repossessed and returned lease vehicles, which may affect the sales proceeds of those vehicles.

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

Item 3. Legal Proceedings

For information on our legal proceedings, see Note 9—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements, which is incorporated by reference herein.

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

Dividends are declared and paid by AHFC if, when, and as determined by its Board of Directors. In fiscal years 2016 and 2015 AHFC did not declare or pay dividends.

Use of Proceeds from Registered Securities

On August 27, 2013, AHFC’s Registration Statement on Form 10 with respect to the registration of its common stock became effective. On September 6, 2013, AHFC filed an automatic shelf on Form S-3 that became effective upon its filing. On September 25, 2013, AHFC established a public medium term note program that registered the offer and sale of up to $5.0 billion in an aggregate principal amount of Medium Term Notes, Series A with the SEC (refer to Commission File Number 333-191021). On August 10, 2015, AHFC increased the maximum aggregate principal amount of Public Medium Term Notes authorized for issuance and sale to $30.0 billion. The aggregate principal amount of Public Medium Term Notes offered under this program may be increased from time to time. During the fiscal year ended March 31, 2016, AHFC issued $6.2 billion aggregate principal amount of Public Medium Term Notes and the aggregate underwriting discounts and commissions, finders’ fees, and other related costs paid was approximately $23 million. AHFC has used the net proceeds received from the sale of these Public Medium Term Notes to repay other existing indebtedness, acquire retail loans and/or leases, provide wholesale flooring and commercial loans and for other general corporate purposes. The following institutions served as managing underwriters for the offering and sale of these AHFC’s Public Medium Term Notes: Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, Barclays Capital Inc., BNP Paribas, Citigroup Global Markets Inc., Deutsche Bank AG, London Branch, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Mitsubishi UFJ Securities International plc, Mizuho Securities USA Inc., SG Americas Securities, LLC, SMBC Nikko Securities America, Inc., and Wells Fargo Securities, LLC.

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

We derived the consolidated balance sheet data as of March 31, 2016 and 2015 and the consolidated statements of income data for the fiscal years ended March 31, 2016, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this annual report. We derived the consolidated balance sheet data as of March 31, 2014 from our audited consolidated financial statements that are not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended March 31,
	2016	2015	2014
	(U.S. dollars in millions)
Consolidated Statement of Income Data
Revenues:
Retail loans and direct financing leases	$1,257	$1,401	$1,556
Dealer loans	122	118	116
Operating leases	5,523	4,842	4,314
Total revenues	6,902	6,361	5,986
Depreciation on operating lease	4,421	3,838	3,408
Interest expense	592	580	637
Net revenues	1,889	1,943	1,941
Gain on disposition of lease vehicles	51	37	37
Other income	97	98	116
Total net revenues	2,037	2,078	2,094
Expenses:
General and administrative expenses	403	398	387
Provision for credit losses	150	114	139
Early termination loss on operating leases	46	37	33
Impairment loss on operating leases	8	-	-
Loss on lease residual values	13	4	4
(Gain)/Loss on derivative instruments	(101)	326	(25)
(Gain)/Loss on foreign currency revaluation of debt	60	(353)	111
Total expenses	579	526	649
Income before income taxes	1,458	1,552	1,445
Income tax expense	548	560	489
Net income	910	992	956
Less: Net income attributable to noncontrolling interest	54	50	72
Net income attributable to American Honda Finance Corporation	$856	$942	$884

	March 31,
	2016	2015	2014
	(U.S. dollars in millions)
Consolidated Balance Sheet Data
Finance receivables, net (1):
Retail loans and direct financing leases	$31,131	$34,307	$37,449
Dealer loans	4,771	4,256	4,372
Allowance for credit losses	(93)	(86)	(100)
Write-down of lease residual values	(16)	(13)	(21)
Total finance receivables, net	$35,793	$38,464	$41,700
Investment in operating leases, net	$28,247	$24,439	$21,230
Total assets	$66,653	$64,805	$64,401
Debt:
Commercial paper	$4,614	$4,587	$4,187
Related party debt	2,284	3,492	4,763
Bank loans	7,309	7,292	6,539
Medium term note programs	21,095	20,262	20,425
Other debt	1,880	1,691	1,490
Secured debt	7,594	7,365	8,230
Total debt	$44,776	$44,689	$45,634
Total shareholder’s equity (2)	$11,378	$10,539	$9,699

	As of or for the years ended March 31,
	2016	2015	2014
Other Key Consolidated Financial Data
Ratio of earnings to fixed charges (3)	3.45x	3.66x	3.25x
Ratio of debt to shareholder’s equity	3.94x	4.24x	4.71x

(1)	Net of unearned interest, fees and subsidy income, and deferred origination costs.
(2)

Excludes noncontrolling interest in subsidiary. During the first quarter of fiscal year 2014, our majority-owned subsidiary HCFI declared a dividend in the approximate amount of C$76 million ($58 million).

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

We seek to maintain high quality consumer and dealer account portfolios, which we support with strong underwriting standards, risk-based pricing, and effective collection capabilities. Our cost of funds is facilitated by the diversity of our funding sources, and effective interest rate and foreign currency exchange risk management. We manage expenses to increase our profitability, including adjusting staffing needs based upon our business volumes and centralizing support functions. Additionally, we use risk and compliance management practices to optimize credit and residual value risk levels and maintain compliance with our pricing, underwriting and servicing policies at the United States, Canadian, state and provincial levels.

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

References in this report to our “fiscal year 2016” and “fiscal year 2015” refer to our fiscal years ended March 31, 2016 and 2015, respectively.

Results of Operations

The following table provides our income before income taxes:

	Years ended March 31,
	2016	2015	2014
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$1,302	$1,409	$1,238
Canada segment	156	143	207
Total income before income taxes	$1,458	$1,552	$1,445

Comparison of Fiscal Years Ended March 31, 2016 and 2015

Our consolidated income before income taxes was $1,458 million in fiscal year 2016 compared to $1,552 million in fiscal year 2015. This decrease of $94 million, or 6%, was primarily due to a loss on foreign currency revaluation of debt of $60 million during fiscal year 2016 compared to a gain of $353 million during fiscal year 2015, a decrease in retail loan revenues of $81 million, a decrease in direct financing lease revenues of $63 million, an increase in provision for credit losses of $36 million, an increase in interest expense of $12 million, an increase in early termination loss on operating leases of $9 million, an increase in loss on lease residual values of $9 million, and an incurrence of an impairment loss on operating leases of $8 million in fiscal year 2016, which did not occur in fiscal year 2015, partially offset by a gain on derivative instruments of $101 million during fiscal year 2016 compared to a loss of $326 million during fiscal year 2015, an increase in operating lease revenue, net of depreciation, of $98 million and an increase in gain on disposition of lease vehicles of $14 million.

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

Segment Results—Comparison of Fiscal Years Ended March 31, 2016 and 2015

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment			Canada Segment			Consolidated
	Years ended March 31,			Years ended March 31,			Years ended March 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$-	$-	$-	$72	$135	$188	$72	$135	$188
Retail	1,041	1,104	1,192	144	162	176	1,185	1,266	1,368
Dealer	109	103	102	13	15	14	122	118	116
Operating leases	5,023	4,598	4,258	500	244	56	5,523	4,842	4,314
Total revenues	6,173	5,805	5,552	729	556	434	6,902	6,361	5,986
Depreciation on operating leases	4,012	3,637	3,363	409	201	45	4,421	3,838	3,408
Interest expense	518	485	530	74	95	107	592	580	637
Net revenues	1,643	1,683	1,659	246	260	282	1,889	1,943	1,941
Gain on disposition of lease vehicles	46	30	26	5	7	11	51	37	37
Other income	94	96	114	3	2	2	97	98	116
Total net revenues	1,783	1,809	1,799	254	269	295	2,037	2,078	2,094
Expenses:
General and administrative expenses	356	346	331	47	52	56	403	398	387
Provision for credit losses	134	103	128	16	11	11	150	114	139
Early termination loss on operating leases	41	35	32	5	2	1	46	37	33
Impairment loss on operating leases	6	-	-	2	-	-	8	-	-
Loss on lease residual values	-	-	-	13	4	4	13	4	4
(Gain)/Loss on derivative instruments	(116)	269	(38)	15	57	13	(101)	326	(25)
(Gain)/Loss on foreign currency revaluation of debt	60	(353)	108	-	-	3	60	(353)	111
Income before income taxes	$1,302	$1,409	$1,238	$156	$143	$207	$1,458	$1,552	$1,445

Revenues

Revenue from retail loans in the United States segment declined by $63 million, or 6%, during fiscal year 2016 compared to fiscal year 2015, due to lower average outstanding retail loans. Revenue from retail loans in the Canada segment declined by $18 million, or 11%, primarily due to the effect of foreign currency translation adjustments.

Operating lease revenue in the United States segment increased by $425 million, or 9%, during fiscal year 2016 compared to fiscal year 2015, due to higher average outstanding operating lease assets. Operating lease revenue in the Canada segment increased by $256 million due to the increase in operating lease assets.

Direct financing lease revenue, which is generated only in Canada, declined by $63 million, or 47%, during fiscal year 2016 compared to fiscal year 2015, primarily due to the continued decline in outstanding direct financing lease assets.

Revenue from dealer loans in the United States segment increased by $6 million, or 6%, during fiscal year 2016 compared to fiscal year 2015, due to an increase in average outstanding dealer loans and higher yields. Revenue from dealer loans in the Canada segment declined by $2 million primarily due to the effect of foreign currency translation adjustments.

Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $11 million, or 1%, to $1,076 million during fiscal year 2016 compared to $1,065 million during fiscal year 2015. This increase was attributable to higher outstanding incentive leases during fiscal year 2016 compared to fiscal year 2015, which was partially offset by lower outstanding incentive retail loans.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $375 million, or 10%, during fiscal year 2016 compared to fiscal year 2015, primarily due to higher average outstanding operating lease assets. Depreciation on operating leases in the Canada segment increased by $208 million during fiscal year 2016 compared to fiscal year 2015, due to the increase in operating lease assets.

Operating lease revenue, net of depreciation, in the United States segment increased by $50 million, or 5%, during fiscal year 2016 compared to fiscal year 2015. This increase was attributable to the growth in our operating lease assets, which was partially offset by lower net revenue on more recently acquired operating leases. Operating lease revenue, net of depreciation, in the Canada segment increased by $48 million due to the increase in operating lease assets.

Interest expense

Interest expense in the United States segment increased by $33 million, or 7%, during fiscal year 2016 compared to fiscal year 2015. The increase was attributable to higher average cost of debt due to a change in the mix of short-term and long-term debt and higher interest rates, which was partially offset by lower average outstanding debt. Interest expense in the Canada segment declined by $21 million, or 22%, during fiscal year 2016 compared to fiscal year 2015, due to the effect of foreign currency translation adjustments and a decline in Canadian interest rates. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment increased by $16 million, or 53%, during fiscal year 2016 compared to fiscal year 2015. The increase in gains was primarily the result of more favorable vehicle return rates and disposition proceeds than the assumptions that were reflected in their depreciated values. The gain on disposition of lease vehicles in the Canada segment declined by $2 million, or 29%, during fiscal year 2016 compared to fiscal year 2015, primarily due to the effect of foreign currency translation adjustments.

Provision for credit losses

The provision for credit losses in the United States segment increased by $31 million, or 30%, during fiscal year 2016 compared to fiscal year 2015. The increase in the provision was due to higher net charge-offs and increasing our allowance for credit losses to reflect the weaker credit loss performance of recent vintages of retail loans. The provision for credit losses in the Canada segment increased by $5 million, or 45%, during fiscal year 2016 compared to fiscal year 2015, due to higher charge-offs and the growth in retail loans. See “—Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases

Early termination loss on operating leases increased by $6 million, or 17%, in the United States segment and by $3 million, or 150%, in the Canada segment during fiscal year 2016 compared to fiscal year 2015. The increases in losses were primarily due to the growth in operating lease assets in both the United States and Canada segments. See “—Financial Condition—Credit Risk” below for more information.

Impairment loss on operating leases

Impairment losses on operating leases of $6 million were recognized in the United States segment and $2 million in the Canada segment during fiscal year 2016 due to the expected delay in disposition of lease vehicles affected by the recall in the fourth quarter of fiscal year 2016. No impairment losses due to declines in estimated residual values were recognized during the fiscal year 2015. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Loss on lease residual values

Loss on lease residual values in the Canada segment increased by $9 million, or 225%, during fiscal year 2016 compared to fiscal year 2015, due to higher expected auction volumes and the expected delay in disposition of lease vehicles affected by the recall in the fourth quarter of fiscal year 2016. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Gain/loss on derivative instruments

In the United States segment, we recognized a gain on derivative instruments of $116 million during fiscal year 2016 compared to a loss of $269 million during fiscal year 2015. The gain in fiscal year 2016 was attributable to gains on pay float interest rate swaps of $181 million and cross currency swaps of $109 million, which were partially offset by losses on pay fixed interest rate swaps of $174 million. The gains on pay float interest rate swaps and losses on pay fixed interest rate swaps during fiscal year 2016 were due to a decline in applicable swap rates and the decline in duration of the interest rate swaps. The gains on cross currency swaps during fiscal year 2016 were attributable to the U.S. dollar weakening against the Euro and declines in Euro and Sterling interest rates. In the Canada segment, the loss on derivative instruments declined by $42 million during fiscal year 2016 as compared to fiscal year 2015. The loss during fiscal year 2016 was due to the decline in Canadian interest rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $60 million during fiscal year 2016 compared to a gain of $353 million during fiscal year 2015. The loss during fiscal year 2016 was attributable to losses on Euro denominated debt as the U.S. dollar weakened against the Euro, which was partially offset by gains on Sterling and Yen denominated debt. The Canada segment did not have any foreign currency denominated debt outstanding during fiscal year 2016.

Income tax expense

Our consolidated effective tax rate was 37.6% for fiscal year 2016 and 36.1% for fiscal year 2015. The increase in the effective tax rate for fiscal year 2016 was primarily due to a change in the estimated state tax rate. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Years ended March 31,
	2016		2015		2014
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	412	259	483	326	674	505
Used auto	71	6	55	2	70	-
Motorcycle	74	11	71	10	71	12
Power equipment and marine engines	1	-	1	-	1	1
Total retail loans	558	276	610	338	816	518
Leases	498	417	467	427	408	349

Canada Segment
Retail loans:
New auto	56	50	50	38	57	47
Used auto	13	6	14	5	18	9
Motorcycle	6	4	6	3	4	-
Power equipment and marine engines	1	-	1	-	1	-
Total retail loans	76	60	71	46	80	56
Leases (3)	81	79	69	65	57	55

Consolidated
Retail loans:
New auto	468	309	533	364	731	552
Used auto	84	12	69	7	88	9
Motorcycle	80	15	77	13	75	12
Power equipment and marine engines	2	-	2	-	2	1
Total retail loans	634	336	681	384	896	574
Leases (3)	579	496	536	492	465	404

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

(3)	Includes direct financing leases for the Canada segment during fiscal years 2015 and 2014.

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Years ended March 31,
	2016	2015	2014
United States Segment
New auto	57%	61%	71%
Motorcycle	39%	38%	42%

Canada Segment
New auto	75%	69%	69%
Motorcycle	26%	27%	18%

Consolidated
New auto	58%	62%	71%
Motorcycle	38%	37%	39%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	March 31,			March 31,
	2016	2015	2014	2016	2015	2014
	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$23,051	$25,596	$27,018	1,673	1,788	1,799
Used auto	2,796	2,782	3,233	220	233	264
Motorcycle	939	887	886	187	184	187
Power equipment and marine engines	49	55	64	5	5	5
Total retail loans	$26,835	$29,320	$31,201	2,085	2,210	2,255
Securitized retail loans (2)	$7,030	$7,290	$7,999	636	671	699
Investment in operating leases	$25,245	$22,790	$20,537	1,196	1,086	973

Canada Segment
Retail loans:
New auto	$2,765	$2,531	2,698	196	187	184
Used auto	411	488	645	52	60	67
Motorcycle	73	65	60	15	13	11
Power equipment and marine engines	3	4	3	2	2	1
Total retail loans	$3,252	$3,088	$3,406	265	262	263
Securitized retail loans (2)	$676	$64	$178	45	14	24
Direct financing leases	$935	$1,800	$2,722	69	116	144
Investment in operating leases	$3,002	$1,649	$693	149	75	25

Consolidated
Retail loans:
New auto	$25,816	$28,127	$29,716	1,869	1,975	1,983
Used auto	3,207	3,270	3,878	272	293	331
Motorcycle	1,012	952	946	202	197	198
Power equipment and marine engines	52	59	67	7	7	6
Total retail loans	$30,087	$32,408	$34,607	2,350	2,472	2,518
Securitized retail loans (2)	$7,706	$7,354	$8,177	681	685	723
Direct financing leases	$935	$1,800	$2,722	69	116	144
Investment in operating leases	$28,247	$24,439	$21,230	1,345	1,161	998

(1)	A unit represents one retail loan or lease, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, retail loan acquisition volumes declined by 9% during fiscal year 2016 compared to fiscal year 2015 primarily due to the 18% decline in retail loan incentive volumes. Lease acquisition volumes increased by 7% during fiscal year 2016 compared to fiscal year 2015 despite a 2% decline in lease incentive volumes due to the strong demand for certain models. New auto financing penetration rates declined 4% during fiscal year 2016 compared to 2015 due to the overall decline in incentive financing volumes. For the incentive financing programs that AHM sponsored during fiscal year 2016, AHM continued to focus their support on lease incentive programs compared with retail loan incentive programs as they did throughout fiscal year 2015.

In the Canada segment, incentive financing volumes, total consumer financing acquisition volumes, and financing penetrations rates increased during fiscal year 2016 compared to fiscal year 2015. HCI also continued to focus their support more toward lease incentive programs over retail loan incentive programs during fiscal year 2016. Outstanding direct financing lease assets continued to decline and operating lease assets continued to increase during fiscal year 2016 as the result of our remaining direct financing leases maturing and all newly acquired leases being classified as operating leases.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total authorized Honda and Acura dealerships in the United States and/or Canada, as applicable:

	March 31,
	2016	2015	2014
United States Segment
Automobile	27%	28%	29%
Motorcycle	97%	97%	97%
Power equipment and marine engines	22%	23%	24%

Canada Segment
Automobile	34%	35%	34%
Motorcycle	97%	98%	99%
Power equipment and marine engines	98%	97%	93%

Consolidated
Automobile	28%	30%	30%
Motorcycle	97%	97%	97%
Power equipment and marine engines	24%	26%	26%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM product sales in the United States and/or HCI product sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Years ended March 31,
	2016	2015	2014
United States Segment
Automobile	27%	28%	29%
Motorcycle	97%	97%	96%
Power equipment and marine engines	8%	8%	8%

Canada Segment
Automobile	34%	32%	32%
Motorcycle	94%	94%	95%
Power equipment and marine engines	97%	96%	95%

Consolidated
Automobile	27%	29%	30%
Motorcycle	97%	97%	96%
Power equipment and marine engines	10%	10%	10%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	March 31,			March 31,
	2016	2015	2014	2016	2015	2014
	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,641	$2,255	$2,491	104	90	100
Motorcycle	747	683	701	107	103	107
Power equipment and marine engines	64	62	66	71	66	66
Total wholesale flooring loans	$3,452	$3,000	$3,258	282	259	273
Commercial loans	$793	$748	$572

Canada Segment
Wholesale flooring loans:
Automobile	$363	$354	395	16	15	15
Motorcycle	69	75	82	11	11	11
Power equipment and marine engines	31	29	32	28	28	27
Total wholesale flooring loans	$463	$458	$509	55	54	53
Commercial loans	$63	$50	$32

Consolidated
Wholesale flooring loans:
Automobile	$3,004	$2,609	$2,886	120	105	115
Motorcycle	816	758	783	118	114	118
Power equipment and marine engines	95	91	98	99	94	93
Total wholesale flooring loans	$3,915	$3,458	$3,767	337	313	326
Commercial loans	$856	$798	$604

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

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

Credit risk on dealer loans is affected primarily by the financial strength of the dealers within the portfolio, the value of collateral securing the financings, and economic and market factors that could affect the creditworthiness of dealers. We manage our exposure to credit risk in dealer financing by performing comprehensive reviews of dealers prior to establishing financing arrangements and monitoring the payment performance and creditworthiness of these dealers on an ongoing basis. In the event of default by a dealer, we seek all available legal remedies pursuant to related dealer agreements, guarantees, security interests on collateral, or liens on dealership assets. Additionally, we have entered into agreements with AHM and HCI that provide for their repurchase, at the outstanding financed amount,  of new, unused, undamaged and unregistered vehicle or equipment that have been repossessed from dealers who defaulted under the terms of its wholesale flooring agreement.

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

The following table provides information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the years ended March 31,
	2016	2015	2014
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$77	$89	$80
Provision for credit losses	116	86	111
Charge-offs, net of recoveries	(110)	(98)	(102)
Allowance for credit losses at end of period	$83	$77	$89
Allowance as a percentage of ending receivable balance (1)	0.26%	0.23%	0.25%
Charge-offs as a percentage of average receivable balance (1)	0.34%	0.28%	0.30%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$47	$31	$37
As a percentage of ending receivable balance (1), (2)	0.15%	0.09%	0.10%
Operating leases:
Early termination loss on operating leases	$41	$35	$32
Provision for past due operating lease rental payments (3)	18	17	17

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$9	$11	$13
Provision for credit losses	15	11	11
Charge-offs, net of recoveries	(14)	(11)	(12)
Effect of translation adjustment	-	(2)	(1)
Allowance for credit losses at end of period	$10	$9	$11
Allowance as a percentage of ending receivable balance (1)	0.21%	0.16%	0.16%
Charge-offs as a percentage of average receivable balance (1)	0.28%	0.17%	0.16%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$7	$6	$6
As a percentage of ending receivable balance (1), (2)	0.14%	0.11%	0.08%
Operating leases:
Early termination loss on operating leases	$5	$2	$1
Provision for past due operating lease rental payments (3)	1	-	-

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$86	$100	$93
Provision for credit losses	131	97	122
Charge-offs, net of recoveries	(124)	(109)	(114)
Effect of translation adjustment	-	(2)	(1)
Allowance for credit losses at end of period	$93	$86	$100
Allowance as a percentage of ending receivable balance (1)	0.26%	0.22%	0.24%
Charge-offs as a percentage of average receivable balance (1)	0.33%	0.26%	0.27%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$54	$37	$43
As a percentage of ending receivable balance (1), (2)	0.15%	0.10%	0.10%
Operating leases:
Early termination loss on operating leases	$46	$37	$33
Provision for past due operating lease rental payments (3)	19	17	17

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

In the United States segment, the provision for credit losses on our finance receivables increased to $116 million during fiscal year 2016 compared to $86 million during fiscal year 2015, despite the decline in outstanding loan balances. The increase in the provision was due to higher net charge-offs and increasing our allowance for credit losses to reflect the weaker credit performance of recent vintages. We experienced an increase in both default frequency and loss severity for recent vintages. The increase in loss severity was due in part to an increase in the average term of retail loans. We recognized early termination losses on operating lease assets of $41 million during fiscal year 2016 compared to $35 million during fiscal year 2015. The increase in early termination losses was primarily due to the growth in operating lease assets.

In the Canada segment, the provision for credit losses on our finance receivables was $15 million during fiscal year 2016 compared to $11 million during fiscal year 2015. The increase in the provision was due to higher net charge-offs and the growth in retail loans. Early termination losses on operating lease assets was $5 million during fiscal year 2016 compared to $2 million during fiscal year 2015. The increase in early termination losses was primarily due to the growth in operating lease assets.

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

Certain Honda and Acura vehicles were recalled during the fourth quarter of fiscal year 2016 based on a determination of a safety related defect in driver’s airbag inflators. As a result, AHM and HCI have instructed their authorized dealers to cease the sale of affected new and used vehicles until the recall repairs are completed. Consequently, we expect to experience delays in the disposition of returned lease vehicles affected by this recall. Tests for recoverability were performed on operating leases affected by this recall. For the operating lease assets that did not pass the test for recoverability, we recognized $6 million of impairment losses in the United States segment and $2 million of impairment loss in the Canada segment during fiscal year 2016. No impairment losses due to declines in estimated residual values were recognized during fiscal years 2015 and 2014. The loss on lease residual values of direct financing leases recognized in the Canada segment attributable to the expected delay in disposition of lease vehicles affected by this recall was approximately $5 million.

The following table summarizes our number of lease terminations and the method of disposition:

	Years ended March 31,
	2016	2015	2014
	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	261	249	244
Sales through auctions and dealer direct programs (3)	114	93	101
Total termination units	375	342	345

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	43	40	40
Sales through auctions and dealer direct programs (3)	8	6	8
Total termination units	51	46	48

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	304	289	284
Sales through auctions and dealer direct programs (3)	122	99	109
Total termination units	426	388	393

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.

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

In an effort to minimize liquidity risk and interest rate risk and the resulting negative effects on our margins, results of operations and cash flows, our funding strategy incorporates investor diversification and the utilization of multiple funding sources including commercial paper, medium term notes, bank loans and asset-backed securities. During the fiscal year ended March 31, 2016, AHFC partially replaced related party debt issuances in the U.S. with issuances of Public MTN debt. We incorporate a funding strategy that takes into consideration factors such as the interest rate environment, domestic and foreign capital market conditions, maturity profiles, and economic conditions. We believe that our funding sources, combined with cash provided by operating and investing activities, will provide sufficient liquidity for us to meet our debt service and working capital requirements over the next twelve months.

Summary of Outstanding Debt

The table below presents a summary of our outstanding debt by various funding sources:

				Weighted average
				contractual interest rate
	March 31,			March 31,
	2016	2015	2014	2016	2015	2014
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$3,587	$3,503	$2,927	0.54%	0.19%	0.15%
Related party debt	900	1,915	3,225	0.43%	0.17%	0.14%
Bank loans	6,292	6,290	5,389	1.14%	0.73%	0.71%
Private MTN program	5,443	7,458	12,901	2.80%	2.45%	1.85%
Public MTN program	14,479	10,938	3,736	1.47%	1.09%	1.08%
Euro MTN programme	1,173	1,866	3,788	1.72%	1.30%	2.52%
Total unsecured debt	31,874	31,970	31,966
Secured debt	6,938	7,315	8,062	1.00%	0.73%	0.65%
Total debt	$38,812	$39,285	$40,028

Canada Segment
Unsecured debt:
Commercial paper	$1,027	$1,084	$1,260	0.82%	0.96%	1.15%
Related party debt	1,384	1,577	1,538	0.86%	1.14%	1.27%
Bank loans	1,017	1,002	1,150	1.45%	1.54%	1.80%
Other debt	1,880	1,691	1,490	1.88%	1.85%	2.12%
Total unsecured debt	5,308	5,354	5,438
Secured debt	656	50	168	1.19%	1.30%	1.52%
Total debt	$5,964	$5,404	$5,606

Consolidated
Unsecured debt:
Commercial paper	$4,614	$4,587	$4,187	0.60%	0.37%	0.45%
Related party debt	2,284	3,492	4,763	0.69%	0.61%	0.51%
Bank loans	7,309	7,292	6,539	1.18%	0.84%	0.90%
Private MTN program	5,443	7,458	12,901	2.80%	2.45%	1.85%
Public MTN program	14,479	10,938	3,736	1.47%	1.09%	1.08%
Euro MTN programme	1,173	1,866	3,788	1.72%	1.30%	2.52%
Other debt	1,880	1,691	1,490	1.88%	1.85%	2.12%
Total unsecured debt	37,182	37,324	37,404
Secured debt	7,594	7,365	8,230	1.01%	0.74%	0.67%
Total debt	$44,776	$44,689	$45,634

Commercial Paper

As of March 31, 2016, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.5 billion). Interest rates on the commercial paper are fixed at the time of issuance. During fiscal year 2016, consolidated commercial paper month-end outstanding principal balances ranged from approximately $4.0 billion to $6.1 billion and the outstanding daily balance averaged $5.2 billion.

Related Party Debt

AHFC issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days. During fiscal year 2016, the consolidated related party debt month-end principal balances ranged from approximately $2.1 billion to $3.1 billion and the outstanding daily balance averaged $2.6 billion.

Bank Loans

During fiscal year 2016, AHFC entered into floating interest rate term loan agreements for $1.0 billion and HCFI entered into floating rate term loan agreements for C$500 million ($384 million). As of March 31, 2016, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from approximately $38 million to $600 million. As of March 31, 2016, the remaining maturities of all bank loans outstanding ranged from 56 days to approximately 6.0 years. The weighted average remaining maturities on all bank loans was 2.2 years as of March 31, 2016.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of March 31, 2016, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under the Rule 144A Private MTN Program. As of March 31, 2016, the remaining maturities of Private MTNs outstanding ranged from 56 days to approximately 5.5 years. The weighted average remaining maturities of Private MTNs was 1.8 years as of March 31, 2016. Interest rates on the Private MTNs are fixed or floating. Private MTNs were issued pursuant to the terms of an issuing and paying agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of March 31, 2016, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.

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

The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the fiscal year ended March 31, 2016, AHFC issued $4.5 billion aggregate principal amount of U.S. dollar denominated MTNs, with original maturities ranging from 2.0 years to 5.0 years, bearing interest at fixed and floating rates. During the fiscal year ended March 31, 2016, AHFC issued €1.2 billion ($1.4 billion) aggregate principal amount of MTNs with original maturities ranging from 3.5 years to 7.2 years bearing interest at fixed and floating rates. During the fiscal year ended March 31, 2016, AHFC issued £250 million ($359 million) aggregate principal amount of MTNs with an original maturity of 6.8 years bearing interest at a fixed rate. As of March 31, 2016, the remaining maturities of all Public MTNs outstanding ranged from 120 days to approximately 6.6 years. The weighted average remaining maturities of all Public MTNs was 2.4 years as of March 31, 2016.

The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of March 31, 2016, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturity. As of March 31, 2016, the remaining maturities of Euro MTNs outstanding under this program ranged from 99 days to approximately 6.9 years. Interest rates on the Euro MTNs are fixed or floating. The weighted average remaining maturities of all Euro MTNs was 3.2 years as of March 31, 2016. Euro MTNs were issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2016, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	March 31,
	2016	2015	2014
	(U.S. dollars in millions)
U.S. dollar	$18,501	$19,189	$17,579
Euro	2,210	802	2,473
Sterling	357	-	-
Japanese yen	27	271	373
Total	$21,095	$20,262	$20,425

Other Debt

HCFI issues privately placed Canadian dollar denominated notes. During the fiscal year ended March 31, 2016, HCFI entered into C$600 million ($461 million) of private placement trades. As of March 31, 2016, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 1.0 years to approximately 4.9 years. The weighted average remaining maturities of these notes was 2.7 years as of March 31, 2016.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2016, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

During the fiscal year ended March 31, 2016, we issued notes through asset-backed securitizations totaling $4.5 billion, which were secured by consumer finance receivables with an initial principal balance of $5.6 billion.

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

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364 day credit agreement, as amended, which expires on March 3, 2017, and a $3.5 billion five-year credit agreement, as amended, which expires on March 7, 2021. At March 31, 2016, no amounts were outstanding or repaid under the AHFC credit agreements. AHFC intends to renew or replace the credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$1.6 billion ($1.2 billion) credit agreement, as amended, which provides that HCFI may borrow up to C$800 million ($615 million) on a one-year and a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2017 and the five-year tranche of the credit agreement expires on March 24, 2021. At March 31, 2016, no amounts were outstanding or repaid under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI, respectively, to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of March 31, 2016, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

Other Credit Agreements

In September 2015, AHFC entered into other committed lines of credit to allow it access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. There were no amounts outstanding as of March 31, 2016. These agreements expire in September 2016.

Keep Well Agreements

HMC has entered into separate Keep Well Agreements with AHFC and HCFI. For additional information, refer to “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and AHFC Keep Well Agreement” and “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and HCFI Keep Well Agreement.”

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of approximately $18 million, $17 million and $16 million during fiscal years 2016, 2015 and 2014, respectively, pursuant to these support compensation agreements.

Indebtedness of Consolidated Subsidiaries

As of March 31, 2016, AHFC and its consolidated subsidiaries had approximately $54.6 billion of outstanding indebtedness and other liabilities, including current liabilities, of which approximately $13.8 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

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

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, by fiscal year payment period, as of March 31, 2016:

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
	(U.S. dollars in millions)
Debt obligations (1)	$44,852	$19,515	$9,506	$6,721	$4,234	$2,885	$1,991
Interest payments on debt (2)	1,554	542	407	300	164	86	55
Operating lease obligations	46	9	8	6	6	4	13
Total	$46,452	$20,066	$9,921	$7,027	$4,404	$2,975	$2,059

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of March 31, 2016.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of March 31, 2016.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the fiscal year ended March 31, 2016, our provision for credit losses would have increased by approximately $22 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve month period ended March 31, 2016, we would have recognized an additional $10 million in early termination losses in our consolidated statement of income during the period.

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

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of March 31, 2016 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $53 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $8 million in depreciation expense, which would be recognized over the remaining lease terms. Similarly, if the future estimated auction values were to decrease by $100 per unit and future return rates were to increase by one percentage point from our current estimates for all direct financing leases as of March 31, 2016, we would have recognized an increase of approximately $1 million and less than $1 million in losses on lease residual values, respectively. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of March 31, 2016. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

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

●

Exchange rate risk arising from changes in value of our foreign currency denominated debt in response to fluctuations in exchange rates of various currencies. We enter into cross currency swaps concurrently with the issuance of this debt to convert all interest and principal payments to either of our functional currencies, which is United States dollars in the United States segment and Canadian dollars in the Canadian segment, which effectively eliminates our foreign currency exchange rate risks.

●

Counterparty risk arising primarily with our derivative contracts. To manage this risk, we limit our exposure to counterparties in accordance with credit rating based guidelines. We also enter into master netting agreements which help to mitigate our exposure to loss in the case of defaults. Except in very limited circumstances involving counterparties with consolidated securitization trusts, we generally have not entered into credit support agreements with our counterparties.

To provide a quantitative measure of the sensitivity of interest rate movements on our pre-tax cash flows, we have estimated the effect of a hypothetical 100 basis point increase and decrease to benchmark interest rates on our floating rate financial instruments for the 12 month periods ending March 31, 2017 and 2016 below. Our estimates were based upon our existing receivables, debt, and derivatives as of March 31, 2016 and 2015. We do not include any assumptions for reinvestment of maturing assets and refinancing of maturing debt. The estimates for a 100 basis point decrease assume that rates cannot fall below zero percent.

	Impact on pre-tax cash flows for the 12 months ending March 31,
Hypothetical change in interest rate	2017	2016
100 basis point increase	$33 million increase	$37 million increase
100 basis point decrease	$30 million decrease	$27 million decrease

The net positive impact on pre-tax cash flows of a hypothetical increase in interest rates was lower for the period ending March 31, 2017 compared to the period ending March 31, 2016 due to an increase in pay float instruments. The increase in pay float instruments did not impact the pre-tax cash flows of a hypothetical decrease in interest rates as significantly due to our assumption that rates cannot fall below zero percent.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2016, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2016.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC applicable to non-accelerated filers.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accounting Fees and Services

The following table represents aggregate costs for fees and services provided to us by our independent registered public accounting firm, KPMG LLP.

	Years ended March 31,
	2016	2015
	(U.S. dollars in thousands)
Audit fees	$6,823	$7,387
Audit-related fees	232	213
Tax fees	-	-
All other fees	-	-
Total fees	$7,055	$7,600

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

Auditor Pre-Approval Policy

We comply with pre-approval policies and procedures established by HMC which list particular audit services and non-audit services that may be provided. None of the services provided were waived from pre-approval requirements pursuant to paragraph (c)(7)(i)(C) of Rule 2-01of Regulation S-X.

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

Dated: June 23, 2016

AMERICAN HONDA FINANCE CORPORATION
By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hideo Moroe	President and Director (Principal Executive Officer)	June 23, 2016
Hideo Moroe
/s/ Shinji Kubaru	Vice President, Treasurer and Director (Principal Financial Officer)	June 23, 2016
Shinji Kubaru
/s/ Paul C. Honda	Vice President and Assistant Secretary (Principal Accounting Officer)	June 23, 2016
Paul C. Honda
/s/ David W. Paul	Senior Vice President, Risk Management Officer and Director	June 23, 2016
David W. Paul
/s/ Toshiaki Mikoshiba	Chairman and Director	June 23, 2016
Toshiaki Mikoshiba
Director
John Mendel
Director
Kohei Takeuchi

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

For the fiscal year ended March 31, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors

American Honda Finance Corporation:

We have audited the accompanying consolidated balance sheets of American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., and subsidiaries (the Company), as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended March 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Honda Finance Corporation and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

June 23, 2016

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share amounts)

	March 31,
	2016	2015
Assets
Cash and cash equivalents	$658	$634
Finance receivables, net	35,793	38,464
Investment in operating leases, net	28,247	24,439
Due from Parent and affiliated companies	132	104
Income taxes receivable	514	66
Vehicles held for disposition	216	138
Other assets	751	723
Derivative instruments	342	237
Total assets	$66,653	$64,805
Liabilities and Equity
Debt	$44,776	$44,689
Due to Parent and affiliated companies	81	71
Accrued interest expense	110	93
Deferred income taxes	8,109	7,145
Other liabilities	1,293	1,246
Derivative instruments	216	371
Total liabilities	54,585	53,615
Commitments and contingencies
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of March 31, 2016 and 2015	1,366	1,366
Retained earnings	10,104	9,248
Accumulated other comprehensive loss	(92)	(75)
Total shareholder’s equity	11,378	10,539
Noncontrolling interest in subsidiary	690	651
Total equity	12,068	11,190
Total liabilities and equity	$66,653	$64,805

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 10 for additional information.

	March 31,
	2016	2015
Finance receivables, net	$7,706	$7,354
Vehicles held for disposition	3	3
Other assets	299	270
Total assets	$8,008	$7,627

Secured debt	$7,594	$7,365
Accrued interest expense	3	2
Total liabilities	$7,597	$7,367

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions)

	Years ended March 31,
	2016	2015	2014
Revenues:
Direct financing leases	$72	$135	$188
Retail	1,185	1,266	1,368
Dealer	122	118	116
Operating leases	5,523	4,842	4,314
Total revenues	6,902	6,361	5,986
Depreciation on operating leases	4,421	3,838	3,408
Interest expense	592	580	637
Net revenues	1,889	1,943	1,941
Gain on disposition of lease vehicles	51	37	37
Other income	97	98	116
Total net revenues	2,037	2,078	2,094
Expenses:
General and administrative expenses	403	398	387
Provision for credit losses	150	114	139
Early termination loss on operating leases	46	37	33
Impairment loss on operating leases	8	-	-
Loss on lease residual values	13	4	4
(Gain)/Loss on derivative instruments	(101)	326	(25)
(Gain)/Loss on foreign currency revaluation of debt	60	(353)	111
Total expenses	579	526	649
Income before income taxes	1,458	1,552	1,445
Income tax expense	548	560	489
Net income	910	992	956
Less: Net income attributable to noncontrolling interest	54	50	72
Net income attributable to American Honda Finance Corporation	$856	$942	$884

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in millions)

	Years ended March 31,
	2016	2015	2014
Net income	$910	$992	$956
Other comprehensive loss:
Foreign currency translation adjustment	(32)	(195)	(117)
Comprehensive income	878	797	839
Less: Comprehensive income/(loss) attributable to noncontrolling interest	39	(43)	16
Comprehensive income attributable to American Honda Finance Corporation	$839	$840	$823

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	income/(loss)	stock	interest
Balance at March 31, 2013	$9,590	$7,422	$88	$1,366	$714
Net income	956	884	-	-	72
Other comprehensive loss	(117)	-	(61)	-	(56)
Dividends declared to noncontrolling interest	(36)	-	-	-	(36)
Balance at March 31, 2014	$10,393	$8,306	$27	$1,366	$694
Net income	992	942	-	-	50
Other comprehensive loss	(195)	-	(102)	-	(93)
Balance at March 31, 2015	$11,190	$9,248	$(75)	$1,366	$651
Net income	910	856	-	-	54
Other comprehensive loss	(32)	-	(17)	-	(15)
Balance at March 31, 2016	$12,068	$10,104	$(92)	$1,366	$690

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Years ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$910	$992	$956
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(186)	(189)	(37)
Loss on lease residual values and provision for credit losses	163	118	143
Early termination loss and impairment on operating leases	54	37	33
Depreciation and amortization	4,426	3,843	3,415
Accretion of unearned subsidy income	(1,089)	(1,077)	(1,039)
Amortization of deferred dealer participation and IDC	316	336	336
Gain on disposition of lease vehicles and fixed assets	(51)	(37)	(37)
Deferred income tax expense	969	513	51
Changes in operating assets and liabilities:
Income taxes receivable/payable	(449)	1	15
Other assets	(7)	(23)	(108)
Accrued interest/discounts on debt	44	41	28
Other liabilities	81	45	84
Due from Parent and affiliated companies	(19)	(21)	(9)
Net cash provided by operating activities	5,162	4,579	3,831
Cash flows from investing activities:
Finance receivables acquired	(14,285)	(16,115)	(21,147)
Principal collected on finance receivables	16,947	18,025	17,965
Net change in wholesale loans	(467)	239	(42)
Purchase of operating lease vehicles	(15,445)	(13,826)	(11,523)
Disposal of operating lease vehicles	6,765	6,236	6,041
Cash received for unearned subsidy income	1,281	1,222	1,149
Other investing activities, net	(49)	(9)	(52)
Net cash used in investing activities	(5,253)	(4,228)	(7,609)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	36,995	39,823	41,902
Paydown of commercial paper	(36,916)	(39,260)	(42,326)
Proceeds from issuance of related party debt	19,491	40,144	45,267
Paydown of related party debt	(20,657)	(41,179)	(45,093)
Proceeds from issuance of medium term notes and other debt	7,951	10,166	9,840
Paydown of medium term notes and other debt	(6,948)	(8,669)	(6,384)
Proceeds from issuance of secured debt	4,500	4,238	5,735
Paydown of secured debt	(4,283)	(5,108)	(5,139)
Dividend paid	-	-	(34)
Net cash provided by financing activities	133	155	3,768
Effect of exchange rate changes on cash and cash equivalents	(18)	(10)	(1)
Net increase/(decrease) in cash and cash equivalents	24	496	(11)
Cash and cash equivalents at beginning of year	634	138	149
Cash and cash equivalents at end of year	$658	$634	$138
Supplemental disclosures of cash flow information:
Interest paid	$536	$575	$654
Income taxes paid	32	51	445

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Business and Significant Accounting Policies

American Honda Finance Corporation (AHFC) is a wholly-owned subsidiary of American Honda Motor Co., Inc. (AHM or the Parent). Honda Canada Finance Inc. (HCFI) is a majority-owned subsidiary of AHFC. Noncontrolling interest in HCFI is held by Honda Canada Inc. (HCI), an affiliate of AHFC. AHM is a wholly-owned subsidiary and HCI is an indirect wholly-owned subsidiary of Honda Motor Co., Ltd. (HMC). AHM and HCI are the sole authorized distributors of Honda and Acura products, including motor vehicles, parts, and accessories in the United States and Canada.

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

Dealer Loans – The Company provides wholesale and commercial loans to dealers. Wholesale loans are used by dealers to finance the purchase of inventory. The Company retains purchase money security interest in all inventory financed; however, the Company has no right to recover a product sold to consumers in the ordinary course of business. The Company has entered into agreements with AHM and HCI, which provide for their repurchase of new, unused, and unregistered vehicles or equipment that have been repossessed from a dealer who defaults on a wholesale loan. Commercial loans are used primarily for financing dealership property and working capital purposes. Commercial loans are generally secured by the associated properties, as well as corporate or personal guarantees from, or on behalf of, the related dealer’s principals.

The Company’s finance receivables and investment in operating leases are geographically diversified throughout the United States and Canada.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and revenues and expenses for the applicable periods. Those estimates include, among other things, the residual value estimates of lease vehicles and estimates for the allowances for credit losses and early termination losses on operating leases. Actual results could differ significantly from these estimates.

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

The consolidated financial statements include the accounts of AHFC and its subsidiaries. All subsidiaries are wholly-owned, except for HCFI, which is majority-owned (52.33% as of March 31, 2016 and 2015).

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

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. As of March 31, 2016 and 2015, all finance receivables were classified as held-for-investment and reported at amortized cost.

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

The Company’s U.S. entities are included in the consolidated U.S. federal and many consolidated or combined state and local income tax returns of the Parent, though in some cases the Company files separately as required by certain state and local jurisdictions. The Company provides its share of the consolidated or combined income tax on a modified separate return basis pursuant to an intercompany income tax allocation agreement that it has entered into with the Parent. The Company files a separate California return based on California’s worldwide income and apportionment rules. To the extent the Company’s U.S. entities have taxable losses in its consolidated federal, and consolidated or combined state and local tax returns, a benefit will be recognized to the extent that it is more likely than not that these losses will be utilized by the consolidated or combined return group in the current or future year and thus would be subject to current or future reimbursement by the Parent under the terms of the intercompany income tax allocation agreement. To the extent such losses are attributable to a state where the Company files a separate return, a benefit for such losses would be recognized to the extent such losses are more likely than not to be utilized in the future. All but an insignificant amount of the federal and state taxes payable or receivable shown on the consolidated balance sheets are due to or from the Parent, pursuant to the intercompany income tax allocation agreement.

The Company’s Canadian subsidiary, HCFI, files Canadian federal and provincial income tax returns based on the separate legal entity financial statements. HCFI does not file U.S. federal, state, or local income tax returns. Consequently, HCFI does not participate in the intercompany income tax allocation agreement that the Company has with the Parent.

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

All derivative financial instruments are recorded on the consolidated balance sheets at fair value. The Company elects to present derivative instruments in the Company’s consolidated balance sheets on a gross basis rather than on a net basis by counterparty. Refer to Note 5 for additional information. Except in very limited circumstances involving counterparties with consolidated securitization trusts, the Company generally has not entered into credit support (collateral) agreements with its counterparties. Changes in the fair value of derivatives are recognized in earnings in the period of the change.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and created the new Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date for the Company from April 1, 2017 to April 1, 2018 while permitting early adoption as of April 1, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this ASU make targeted improvements to clarify the principal versus agent assessment and lead to more consistent application. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this ASU clarify the guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this ASU do not change the core revenue recognition principles, instead address certain issues identified in the guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The Company is currently assessing the impact the adoption of the new revenue recognition standard will have on the consolidated financial statements.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Under the amendments in this update, all reporting entities are within the scope of Subtopic 810-10, Consolidation—Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The amendments are effective for the Company beginning April 1, 2016. The adoption of this guidance is not expected to change the entities consolidated by the Company.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments are effective for the Company beginning April 1, 2018. The Company is currently assessing the impact of this standard on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases with a term greater than 12 months on its balance sheet. Lessor accounting remains substantially similar to current GAAP, however has been updated to align with certain changes to the lessee model and the new revenue recognition standard. The amendments are effective for the Company beginning April 1, 2019. Early adoption is permitted. The Company is currently assessing the impact of this standard on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for the Company beginning April 1, 2020, with early adoption permitted as of April 1, 2019. The Company is currently assessing the impact of this standard on the consolidated financial statements.

(2)	Finance Receivables

Finance receivables consisted of the following:

	March 31, 2016
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$1,011	$30,467	$4,771	$36,249
Allowance for credit losses	(2)	(91)	-	(93)
Write-down of lease residual values	(16)	-	-	(16)
Unearned interest income and fees	(26)	-	-	(26)
Deferred dealer participation and IDC	1	361	-	362
Unearned subsidy income	(33)	(650)	-	(683)
	$935	$30,087	$4,771	$35,793

	March 31, 2015
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$1,956	$32,792	$4,256	$39,004
Allowance for credit losses	(2)	(84)	-	(86)
Write-down of lease residual values	(13)	-	-	(13)
Unearned interest income and fees	(64)	-	-	(64)
Deferred dealer participation and IDC	3	390	-	393
Unearned subsidy income	(80)	(690)	-	(770)
	$1,800	$32,408	$4,256	$38,464

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Finance receivables include retail loans with a principal balance of $7.8 billion and $7.4 billion as of March 31, 2016 and 2015, respectively, which have been transferred to securitization trusts and considered to be legally isolated but do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 10 for additional information.

Contractual maturities of direct financing lease and retail loans at March 31, 2016 were as follows:

	Lease	Retail
	(U.S. dollars in millions)
Year ending March 31:
2017	$452	$9,544
2018	293	8,089
2019	192	6,116
2020	74	3,942
2021	-	2,073
Thereafter	-	703
Total	$1,011	$30,467

It is the Company’s experience that a portion of the finance receivable portfolio generally is repaid before contractual maturity dates. Aggregate contractual maturities, as shown above for direct financing lease and retail finance receivables, should not be regarded as a forecast of future cash collections.

The uninsured portions of the direct financing lease residual values were $173 million and $298 million at March 31, 2016 and 2015, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $27 million, $23 million and $26 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

There were no modifications to dealer loans that constituted troubled debt restructurings during the fiscal years ended March 31, 2016, 2015 and 2014.

The Company generally does not grant concessions on consumer finance receivables that are considered to be troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the fiscal years ended March 31, 2016, 2015 and 2014. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered to be troubled debt restructurings since the deferrals are deemed to be insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Year ended March 31, 2016
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance	$2	$84	$-	$86
Provision	3	129	(1)	131
Charge-offs	(4)	(196)	-	(200)
Recoveries	1	74	1	76
Effect of translation adjustment	-	-	-	-
Ending balance	$2	$91	$-	$93
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	2	91	-	93
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$1	$1
Collectively evaluated for impairment	953	30,178	4,770	35,901

	Year ended March 31, 2015
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance	$4	$95	$1	$100
Provision	3	92	2	97
Charge-offs	(5)	(185)	(3)	(193)
Recoveries	1	83	-	84
Effect of translation adjustment	(1)	(1)	-	(2)
Ending balance	$2	$84	$-	$86
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	2	84	-	86
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$8	$8
Collectively evaluated for impairment	1,815	32,492	4,248	38,555

	Year ended March 31, 2014
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance	$5	$88	$-	$93
Provision	3	117	2	122
Charge-offs	(5)	(200)	(1)	(206)
Recoveries	1	91	-	92
Effect of translation adjustment	-	(1)	-	(1)
Ending balance	$4	$95	$1	$100
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$-	$-	$1	$1
Collectively evaluated for impairment	4	95	-	99
Finance receivables – ending balance:
Individually evaluated for impairment	$-	$-	$9	$9
Collectively evaluated for impairment	2,747	34,702	4,363	41,812

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 ‑ 59 days	60 ‑ 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
March 31, 2016
Retail loans:
New auto	$181	$29	$8	$218	$25,652	$25,870
Used and certified auto	55	8	2	65	3,163	3,228
Motorcycle and other	11	3	2	16	1,064	1,080
Total retail	247	40	12	299	29,879	30,178
Direct financing leases	6	1	-	7	946	953
Dealer loans:
Wholesale flooring	1	1	-	2	3,913	3,915
Commercial loans	-	-	-	-	856	856
Total dealer loans	1	1	-	2	4,769	4,771
Total finance receivables	$254	$42	$12	$308	$35,594	$35,902

March 31, 2015
Retail loans:
New auto	$141	$17	$6	$164	$28,017	$28,181
Used and certified auto	46	6	2	54	3,234	3,288
Motorcycle and other	9	3	1	13	1,010	1,023
Total retail	196	26	9	231	32,261	32,492
Direct financing leases	8	1	1	10	1,805	1,815
Dealer loans:
Wholesale flooring	1	-	-	1	3,457	3,458
Commercial loans	-	-	-	-	798	798
Total dealer loans	1	-	-	1	4,255	4,256
Total finance receivables	$205	$27	$10	$242	$38,321	$38,563

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

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
March 31, 2016
Performing	$25,833	$3,218	$1,075	$952	$31,078
Nonperforming	37	10	5	1	53
Total	$25,870	$3,228	$1,080	$953	$31,131

March 31, 2015
Performing	$28,158	$3,280	$1,019	$1,813	$34,270
Nonperforming	23	8	4	2	37
Total	$28,181	$3,288	$1,023	$1,815	$34,307

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

	March 31,
	2016			2015
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$2,707	$600	$3,307	$2,281	$564	$2,845
Group B	1,208	256	1,464	1,177	234	1,411
Total	$3,915	$856	$4,771	$3,458	$798	$4,256

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	March 31,
	2016	2015
	(U.S. dollars in millions)
Operating lease vehicles	$35,204	$30,288
Accumulated depreciation	(5,917)	(5,070)
Deferred dealer participation and IDC	112	98
Unearned subsidy income	(1,092)	(819)
Estimated early termination losses	(60)	(58)
	$28,247	$24,439

The Company recognized $46 million, $37 million and $33 million of estimated early termination losses due to lessee defaults for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. Actual net losses realized for the fiscal years ended March 31, 2016, 2015 and 2014 totaled $44 million, $35 million and $37 million, respectively.

Included in the provision for credit losses for the fiscal years ended March 31, 2016, 2015 and 2014 are provisions related to past due receivables on operating leases in the amounts of $19 million, $17 million and $17 million, respectively.

Certain Honda and Acura vehicles were recalled during the fourth quarter of the fiscal year ended March 31, 2016 based on a determination of a safety related defect in driver’s airbag inflators. As a result, AHM and HCI have instructed their authorized dealers to cease the sale of affected new and used vehicles until the recall repairs are completed. Consequently, the Company expects to experience delays in the disposition of returned lease vehicles affected by this recall. Tests for recoverability were performed on operating leases affected by this recall. For the operating lease assets that did not pass the test for recoverability, the Company recognized $8 million of impairment losses for the fiscal year ended March 31, 2016. No impairment losses due to declines in estimated residual values were recognized during the fiscal years ended March 31, 2015 and 2014.

Future minimum rental payments for operating leases at March 31, 2016 were as follows (U.S. dollars in millions):

Year ending March 31:
2017	$4,811
2018	3,311
2019	1,467
2020	263
2021	48
Total	$9,900

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

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	March 31,		March 31,		March 31,
	2016	2015	2016	2015	2016	2015
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$4,614	$4,587	0.60%	0.37%	0.41 - 0.88%	0.15 - 1.33%
Related party debt	2,284	3,492	0.69%	0.61%	0.42 - 0.88%	0.16 - 1.30%
Bank loans	7,309	7,292	1.18%	0.84%	0.97 - 1.73%	0.61 - 1.73%
Private MTN program	5,443	7,458	2.80%	2.45%	1.01 - 7.63%	0.64 - 7.63%
Public MTN program	14,479	10,938	1.47%	1.09%	0.18 - 2.63%	0.25 - 2.25%
Euro MTN programme	1,173	1,866	1.72%	1.30%	1.12 - 2.23%	0.15 - 2.23%
Other debt	1,880	1,691	1.88%	1.85%	1.20 - 2.35%	1.40 - 2.35%
Total unsecured debt	37,182	37,324
Secured debt	7,594	7,365	1.01%	0.74%	0.53 - 1.56%	0.19 - 1.46%
Total debt	$44,776	$44,689

As of March 31, 2016, the outstanding principal balance of long-term debt with floating interest rates totaled $14.6 billion and long-term debt with fixed interest rates totaled $23.1 billion. As of March 31, 2015, the outstanding principal balance of long-term debt with floating interest rates totaled $12.6 billion and long-term debt with fixed interest rates totaled $21.0 billion.

The Company’s secured debt is amortizing and unsecured debt is nonamortizing. Scheduled and projected maturities of the Company’s debt at March 31, 2016 are summarized below:

	2017	2018	2019	2020	2021	Thereafter	Total
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$4,618	$-	$-	$-	$-	$-	$4,618
Related party debt	2,284	-	-	-	-	-	2,284
Bank loans	3,288	654	500	1,492	1,077	308	7,319
Private MTN program	2,500	1,250	700	-	500	500	5,450
Public MTN program	2,590	4,550	3,819	1,400	1,000	1,156	14,515
Euro MTN programme	35	100	160	854	-	27	1,176
Other debt	-	615	654	308	308	-	1,885
Total unsecured debt	15,315	7,169	5,833	4,054	2,885	1,991	37,247
Secured debt (1)	4,200	2,337	888	180	-	-	7,605
Total debt (2)	$19,515	$9,506	$6,721	$4,234	$2,885	$1,991	44,852
			Unamortized discounts/fees				(76)
			Total debt				$44,776

(1)	Projected repayment schedule of secured debt. Reflects payment performance assumptions on underlying receivables.
(2)	Principal amounts.

Commercial Paper

As of March 31, 2016 and 2015, the Company had commercial paper programs that provide the Company with available funds of up to $8.5 billion and $8.6 billion, respectively, at prevailing market interest rates for periods up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Outstanding commercial paper averaged $5.2 billion and $5.4 billion during fiscal years 2016 and 2015, respectively. The maximum balance outstanding at any month-end during fiscal years 2016 and 2015 was $6.1 billion and $6.7 billion, respectively.

Related Party Debt

AHFC issues fixed rate short-term notes to AHM to help fund AHFC’s general corporate operations. The Company incurred interest expense on these notes totaling approximately $3 million, $4 million and $5 million during the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. The Company incurred interest expense on these notes totaling $13 million, $22 million and $20 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

Bank Loans

Outstanding bank loans at March 31, 2016 and 2015 had floating interest rates. Outstanding bank loans have prepayment options. No outstanding bank loans as of March 31, 2016 and 2015 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under the Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of March 31, 2016 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.

Public MTN Program

In August 2015, AHFC increased the authorized maximum aggregate principal amount for issuance under the Public MTN Program from $16.0 billion to $30.0 billion. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under this program as of March 31, 2016 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euros, or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program as of March 31, 2016 were long-term with either fixed or floating interest rates, and denominated in U.S. dollars, Japanese Yen, or Euros. Notes under this program were issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.

The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.

Other Debt

The outstanding balances as of March 31, 2016 and 2015 consisted of private placement debt issued by HCFI denominated in Canadian dollars, with either fixed or floating interest rates. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.

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

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364 day credit agreement, as amended, which expires on March 3, 2017, and a $3.5 billion five-year credit agreement, as amended, which expires on March 7, 2021. At March 31, 2016, no amounts were outstanding or repaid under the AHFC credit agreements. AHFC intends to renew or replace the credit agreements prior to or on their respective expiration dates.

HCFI maintains a $1.2 billion credit agreement, as amended, which provides that HCFI may borrow up to $615 million on a one-year and a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2017 and the five-year tranche of the credit agreement expires on March 24, 2021. At March 31, 2016, no amounts were outstanding or repaid under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales.

Other Credit Agreements

In September 2015, AHFC entered into other committed lines of credit to allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. There were no amounts outstanding as of March 31, 2016. These agreements expire in September 2016.

(5)	Derivative Instruments

The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented in the Company’s consolidated balance sheets on a gross basis by counterparty. Refer to Note 14 regarding the valuation of derivative instruments.

	March 31,
	2016			2015
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$51,841	$272	$118	$49,216	$236	$115
Cross currency swaps	2,739	70	98	1,385	1	256
Gross derivative assets/liabilities		342	216		237	371
Counterparty netting adjustment		(128)	(128)		(97)	(97)
Net derivative assets/liabilities		$214	$88		$140	$274

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The income statement effect of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Years ended March 31,
	2016	2015	2014
	(U.S. dollars in millions)
Interest rate swaps	$(8)	$(12)	$(107)
Cross currency swaps	109	(314)	132
Total gain/(loss) on derivative instruments	$101	$(326)	$25

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies.

	Years ended March 31,
Income statement	2016	2015	2014
	(U.S. dollars in millions)
Revenue:
Subsidy income	$1,076	$1,065	$1,028
Interest expense:
Related party debt	16	26	25
Other income:
VSC administration fees	98	95	96
General and administrative expenses:
Support Compensation Agreement fees	18	17	16
Benefit plan expenses	9	8	15
Shared services	58	55	45

	March 31,
Balance Sheet	2016	2015
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(671)	$(756)
Investment in operating leases, net:
Unearned subsidy income	(1,088)	(816)
Due from Parent and affiliated companies	132	104

Liabilities:
Debt:
Related party debt	$2,284	$3,492
Due to Parent and affiliated companies	81	71
Accrued interest expenses:
Related party debt	2	4
Other liabilities:
VSC unearned administrative fees	380	364
Accrued benefit expenses	48	49

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

Incentive Financing Programs

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

Related Party Debt

AHFC issues short-term notes to AHM to fund AHFC’s general corporate operations. HCFI issues short-term notes to HCI to fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Refer to Note 4 for additional information.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other

AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the fiscal year ended March 31, 2016, the Company recognized $11 million under these programs which was reflected as proceeds on the disposition of the returned lease vehicles.

As a result of the recall of certain Honda and Acura vehicles announced in the fourth quarter of the fiscal year ended March 31, 2016, the Company is expecting to experience delays in the disposition of returned lease vehicles and repossessed vehicles until the recall repairs are completed. HCI has agreed to compensate the Company for certain costs resulting from the delay in disposition of affected vehicles in Canada.

The majority of the amounts due from the Parent and affiliated companies at March 31, 2016 and 2015 related to subsidies. The majority of the amounts due to the Parent and affiliated companies at March 31, 2016 and 2015 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

(7)	Income Taxes

The Company’s consolidated income tax expense/(benefit) was computed on a modified separate return basis pursuant to the intercompany tax allocation agreement with the Parent and consisted of the following:

	Current	Deferred	Total
	(U.S. dollars in millions)
Year ended March 31, 2016
Federal	$(428)	$861	$433
State and local	(15)	88	73
Foreign	22	20	42
	$(421)	$969	$548
Year ended March 31, 2015
Federal	$14	$485	$499
State and local	12	11	23
Foreign	21	17	38
	$47	$513	$560
Year ended March 31, 2014
Federal	$340	$(23)	$317
State and local	68	47	115
Foreign	30	27	57
	$438	$51	$489

Changes in the allocation of federal tax expense between current and deferred tax expense for the fiscal years ended March 31, 2016, 2015 and 2014, reflect the statutory extensions of federal bonus depreciation due to the Protecting Americans from Tax Hikes Act of 2015, which was signed into law on December 18, 2015 extending 50 percent bonus depreciation through 2017 before phasing down to 40 percent in 2018, and 30 percent in 2019, the Tax Increase Prevention Act of 2014, which was signed into law on December 19, 2014, and the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Income tax expense differs from the “expected” income taxes by applying the statutory federal corporate rate of 35% to income before income taxes as follows:

	Years ended March 31,
	2016	2015	2014
	(U.S. dollars in millions)
Computed “expected” income taxes	$510	$543	$506
Foreign tax rate differential	(13)	(12)	(17)
Effect of change in foreign tax rate	-	-	1
Effect of foreign dividends and foreign tax credit	3	-	6
State and local income taxes, net of federal income tax benefit	47	58	49
Change in valuation allowance	5	-	-
Change in deduction for qualified domestic production	-	-	(14)
Change in estimated state tax rate, net of federal income tax benefit	21	(27)	13
Change in unrecognized tax benefit	(6)	(3)	(23)
Change in prior period deferred taxes	-	-	(40)
Other	(19)	1	8
Income tax expense	$548	$560	$489

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31,
	2016	2015
	(U.S. dollars in millions)
Deferred tax assets:
State income tax	$275	$243
Receivable valuation	69	60
Accrued postretirement	20	18
State loss carryforwards	60	56
Other assets	70	70
Total gross deferred tax assets	494	447
Less valuation allowance	5	-
Net deferred tax assets	489	447
Deferred tax liabilities:
HCFI leases	257	241
AHFC leases	8,174	7,221
Derivatives	100	75
Securitizations	8	5
Other	59	50
Total gross deferred tax liabilities	8,598	7,592
Net deferred tax liabilities	$8,109	$7,145

The effect of translating HCFI’s net deferred tax liabilities to U.S. dollars upon consolidation resulted in decreases of $5 million, $32 million and $20 million during the fiscal years ended March 31, 2016, 2015 and 2014, respectively. The translation adjustments have been recognized as a component of other comprehensive income.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Exception to Recognition of Deferred Tax Liabilities

Foreign undistributed earnings are generally subject to U.S. taxation when repatriated and when subject to U.S. taxation may generally be offset by foreign tax credits. To date, the Company has not provided for federal income taxes on its share of the undistributed earnings of its foreign subsidiary, HCFI, that are intended to be indefinitely reinvested outside the United States. At March 31, 2016, 2015 and 2014, $704 million, $651 million and $612 million, respectively, of accumulated undistributed earnings of HCFI were deemed to be so reinvested. If the undistributed earnings as of March 31, 2016 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $165 million. HCFI paid a dividend in the year ending March 31, 2014 and the Company does not expect to repatriate any undistributed earnings in the foreseeable future.

The Company’s tax provision has historically not included U.S. tax on HCFI’s income because this income was active financing income earned and indefinitely reinvested outside the U.S. Therefore, this income has only been taxed at the Canada federal and provincial tax rates, with no provision being made for incremental U.S. tax. The lack of U.S. tax on this income has been dependent upon a provision of the U.S. tax law that defers the imposition of U.S. taxes on certain active financing income until that income is repatriated to the U.S. as a dividend. This “active financing exception” was made permanent by the Protecting Americans from Tax Hikes Act of 2015, signed into law on December 18, 2015.

State Loss Carryforwards

Included in the Company’s deferred tax assets are net operating loss (NOL) carryforwards with tax benefits resulting from operating losses incurred in various states in which the Company files tax returns in the amounts of $60 million, $56 million and $64 million at March 31, 2016, 2015 and 2014, respectively. Based on the statutes of each of the applicable states, these NOL carryforwards expire at various times through March 31, 2036.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. The Company considers sources of income, including the reversal of deferred tax liabilities, projected future taxable income, and tax planning considerations in making this assessment. Based upon these factors, during the fiscal year ended March 31, 2016, the Company established a valuation allowance of $5 million for state NOL carryforwards. The Company believes that it is more likely than not that the remaining deferred tax assets of $489 million and $447 million recognized as of March 31, 2016 and 2015, respectively, will be realized.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended March 31,
	2016	2015	2014
	(U.S. dollars in millions)
Balance, beginning of year	$21	$25	$74
Additions for current year tax positions	-	-	-
Additions for prior year tax positions	-	4	3
Reductions for prior year tax positions	(10)	(6)	-
Settlements	5	(2)	2
Reductions related to a lapse in the statute of limitations	-	-	(54)
Foreign currency translation	-	-	-
Balance, end of year	$16	$21	$25

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Included in the balance of unrecognized tax benefits at March 31, 2016, 2015 and 2014 are $15 million, $18 million and $21 million, respectively, the recognition of which would affect the Company’s effective tax rate in future periods. Although it is reasonably possible that the total amounts of unrecognized tax benefits could change within the next twelve months, the Company does not believe such change would be significant. As a result of the above unrecognized tax benefits and various favorable uncertain positions, the Company has recorded a net liability for uncertain tax positions of $14 million and $18 million as of March 31, 2016 and 2015, respectively (Note 12).

The Company recognizes income tax-related interest income, interest expense and penalties as a component of income tax expense. During the fiscal year ended March 31, 2016 the Company recognized interest expense in an amount less than $1 million, and during fiscal years ended March 31, 2015 and 2014, recognized interest income of $1 million and $7 million, respectively, as a component of income tax expense. As a result of settlements during the fiscal year ended March 31, 2016, 2015, and 2014, the Company received less than $1 million, paid $1 million, and received $1 million for interest, respectively. As of March 31, 2016 and 2015, the Company’s consolidated balance sheets reflect accrued interest payable of $3 million and $2 million, respectively.

As of March 31, 2016, the Company is subject to examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2015 with the exception of one state which is subject to examination for returns filed for taxable years ended March 31, 2001 through 2015. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2009 through 2015 federally, and returns filed for the taxable years ended March 31, 2008 through 2015 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Benefit Plans

The Company participates in certain retirement and other postretirement benefit plans maintained by AHM and HCI (collectively referred to as the Sponsors). During the fiscal year ended March 31, 2014, the Sponsors announced various amendments to the benefit plans which became effective January 1, 2014.

The Company participates in defined benefit retirement plans (the Pension Plans) maintained by the Sponsors. The names of the Pension Plans maintained by AHM are the Honda Retirement Plan and the Honda Pension Equalization Plan. The name of the Pension Plan maintained by HCI is the Pension Plan for Associates of Honda Canada Inc. Amendments to the Pension Plans maintained by AHM required all eligible employees to make an election to continue participating in or opt out of the amended Pension Plans. All pension benefits earned as of December 31, 2013 have been retained. Future benefits for those eligible employees electing to continue participating in the Pension Plans were reduced. Employees who elected to opt out of the Pension Plans would receive higher contributions to their defined contribution plans as described below. Employees who commenced service after September 3, 2013 are not eligible to participate in the Pension Plans maintained by AHM. Under the amendments to the Pension Plan maintained by HCI, employees who commenced service after January 1, 2014 are not eligible to participate in their Pension Plan. The Company pays for its share of the Pension Plan costs allocated by the Sponsors. The Pension Plans’ expense, included in general and administrative expenses, was $6 million, $4 million and $11 million during the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

The Company participates in defined contribution savings plans (the Savings Plans) maintained by the Sponsors. These plans allow participants to make contributions subject to Internal Revenue Service or Canada Revenue Agency limits. The Savings Plan administered by AHM was amended to include a service-based contribution based on years of service for eligible employees who elected to opt out of the Pension Plan, increase AHFC’s matching contribution, and additionally contribute a fixed percentage of eligible compensation. The Savings Plan maintained by HCI was amended to include a service-based contribution based on years of service for eligible employees who either elected to opt out of the Pension Plan or commenced service after January 1, 2014. The amendments provide for the contribution of a fixed and matching percentage of eligible compensation. Included in general and administrative expenses were $7 million, $7 million and $3 million for the Company’s contributions to the Savings Plans for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

The Company participates in other postretirement plans maintained by the Sponsors primarily to provide certain healthcare benefits for retired employees. Substantially all employees become eligible for these benefits if they have met certain age and service requirements at retirement. The Company’s expense for the postretirement plans, included in general and administrative expenses, was $3 million, $4 million and $4 million during the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Commitments and Contingencies

The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was approximately $10 million, $11 million and $11 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. Annual minimum lease commitments attributable to long-term noncancelable operating leases at March 31, 2016 were as follows (U.S. dollars in millions):

Year ending March 31:
2017	$9
2018	8
2019	6
2020	6
2021	4
Thereafter	13
Total	$46

The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. The unused balance of commercial revolving lines of credit was $206 million as of March 31, 2016. The Company also has commitments to finance the construction of auto dealerships. The remaining unfunded balance for these construction loans was $25 million as of March 31, 2016.

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

The Company is involved, in the ordinary course of business, in various legal proceedings including claims of individual customers and purported class action lawsuits. Certain of these actions are similar to suits filed against other financial institutions and captive finance companies. Most of these proceedings concern customer allegations of wrongful repossession or defamation of credit. The Company is also subject to governmental reviews and inquiries from time to time. Based on available information and established accruals, management does not believe it is reasonably possible that the results of these proceedings, in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements.

On July 14, 2015, the Company reached a settlement with the Consumer Financial Protection Bureau (CFPB) and the U.S. Department of Justice (DOJ, together with the CFPB, the Agencies) related to the Agencies’ previously disclosed investigation of, and allegations regarding, pricing practices by dealers originating automobile retail installment sale contracts purchased by AHFC. The Company entered into a consent order with each of the Agencies to reflect such settlement (collectively, the Consent Orders). Pursuant to the Consent Orders, the Company implemented a new dealer compensation policy on August 11, 2015. In connection with the implementation of such policy, the Company has agreed to maintain general compliance management systems reasonably designed to assure compliance with all relevant federal consumer financial laws. Additionally, the Company has agreed to pay $24 million in consumer remuneration and, pursuant to the Consent Order with the DOJ, and the Company has submitted to the Agencies a proposal for the distribution of a $1 million donation by the Company for financial education programs for protected groups. These amounts were recognized in the consolidated financial statements in the fourth quarter of fiscal year 2015.

In addition, as previously disclosed, the Company also received a subpoena from the New York Department of Financial Services requesting information relating to its fair lending laws. The Company is cooperating with this request for information. Management cannot predict the outcome of this inquiry.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

During the fiscal years ended March 31, 2016 and 2015, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $4.5 billion and $4.3 billion, respectively. The notes were secured by receivables with an initial principal balance of $5.6 billion and $4.4 billion, respectively.

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

	March 31,
	2016	2015
	(U.S. dollars in millions)
Assets:
Finance receivables	$7,819	$7,444
Unamortized costs and subsidy income, net	(103)	(79)
Allowance for credit losses	(10)	(11)
Finance receivables, net	7,706	7,354
Vehicles held for disposition	3	3
Restricted cash (1)	291	262
Accrued interest receivable (1)	8	8
Total assets	$8,008	$7,627
Liabilities:
Secured debt	$7,605	$7,375
Unamortized discounts and fees	(11)	(10)
Secured debt, net	7,594	7,365
Accrued interest expense	3	2
Total liabilities	$7,597	$7,367

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 11).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of March 31, 2016 and 2015, AHFC and HCFI had cash collections of $422 million and $420 million, respectively, which were required to be remitted to the trusts.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Other Assets

Other assets consisted of the following:

	March 31,
	2016	2015
	(U.S. dollars in millions)
Accrued interest and fees	$75	$73
Other receivables	99	93
Deferred expense	173	169
Software, net of accumulated amortization of $134 and $135 as of March 31, 2016 and 2015, respectively	30	17
Property and equipment, net of accumulated depreciation of $17 and $16 as of March 31, 2016 and 2015, respectively	8	5
Restricted cash	315	262
Other	51	104
Total	$751	$723

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $5 million, $6 million and $7 million for each of the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

(12)	Other Liabilities

Other liabilities consisted of the following:

	March 31,
	2016	2015
	(U.S. dollars in millions)
Dealer payables	$139	$127
Accounts payable and accrued expenses	286	249
Lease security deposits	62	55
VSC unearned administrative fees (Note 6)	380	364
Unearned income, operating lease	282	303
Uncertain tax positions (Note 7)	14	18
Other	130	130
Total	$1,293	$1,246

(13)	Other Income

Other income consisted of the following:

	Years ended March 31,
	2016	2015	2014
	(U.S. dollars in millions)
VSC administration (Note 6)	$98	$95	$96
Other	(1)	3	20
Total	$97	$98	$116

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Fair Value Measurements

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

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$272	$-	$272
Cross currency swaps	-	70	-	70
Total assets	$-	$342	$-	$342
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$118	$-	$118
Cross currency swaps	-	98	-	98
Total liabilities	$-	$216	$-	$216

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$-	$236	$-	$236
Cross currency swaps	-	1	-	1
Total assets	$-	$237	$-	$237
Liabilities:
Derivative instruments:
Interest rate swaps	$-	$115	$-	$115
Cross currency swaps	-	256	-	256
Total liabilities	$-	$371	$-	$371

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the fiscal years ended March 31, 2016 and 2015. Refer to notes 1(n) and 5 for additional information on derivative instruments.

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment
	(U.S. dollars in millions)
March 31, 2016
Vehicles held for disposition	$-	$-	$134	$134	$22

March 31, 2015
Vehicles held for disposition	$-	$-	$97	$97	$14

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

	March 31, 2016
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$658	$658	$-	$-	$658
Dealer loans, net	4,771	-	-	4,597	4,597
Retail loans, net	30,087	-	-	30,295	30,295
Restricted cash	315	315	-	-	315

Liabilities:
Commercial paper	$4,614	$-	$4,615	$-	$4,615
Related party debt	2,284	-	2,284	-	2,284
Bank loans	7,309	-	7,302	-	7,302
Medium term note programs	21,095	-	21,524	-	21,524
Other debt	1,880	-	1,894	-	1,894
Secured debt	7,594	-	7,601	-	7,601

	March 31, 2015
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$634	$634	$-	$-	$634
Dealer loans, net	4,256	-	-	4,113	4,113
Retail loans, net	32,408	-	-	32,719	32,719
Restricted cash	262	262	-	-	262

Liabilities:
Commercial paper	$4,587	$-	$4,587	$-	$4,587
Related party debt	3,492	-	3,492	-	3,492
Bank loans	7,292	-	7,330	-	7,330
Medium term note programs	20,262	-	20,710	-	20,710
Other debt	1,691	-	1,715	-	1,715
Secured debt	7,365	-	7,377	-	7,377

The following describes the methodologies and assumptions used to estimate the fair value of the Company’s financial instruments not measured at fair value on a recurring basis:

Cash, Cash Equivalents and Restricted Cash

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

Fair value information presented in the tables above is based on information available at March 31, 2016 and 2015. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Financial information for the Company’s reportable segments for the fiscal years ended or at March 31 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Year ended March 31, 2016
Revenues:
Direct financing leases	$-	$72	$-	$72
Retail	1,041	144	-	1,185
Dealer	109	13	-	122
Operating leases	5,023	500	-	5,523
Total revenues	6,173	729	-	6,902
Depreciation on operating leases	4,012	409	-	4,421
Interest expense	518	74	-	592
Realized (gains)/losses on derivatives and foreign currency denominated debt	4	27	(31)	-
Net revenues	1,639	219	31	1,889
Gain on disposition of lease vehicles	46	5	-	51
Other income	94	3	-	97
Total net revenues	1,779	227	31	2,037
Expenses:
General and administrative expenses	356	47	-	403
Provision for credit losses	134	16	-	150
Early termination loss on operating leases	41	5	-	46
Impairment loss on operating leases	6	2	-	8
Loss on lease residual values	-	13	-	13
(Gain)/Loss on derivative instruments	-	-	(101)	(101)
(Gain)/Loss on foreign currency revaluation of debt	-	-	60	60
Income before income taxes	$1,242	$144	$72	$1,458
March 31, 2016
Total finance receivables	$31,080	$4,713	$-	$35,793
Total operating lease assets	25,245	3,002	-	28,247
Total assets	58,813	7,840	-	66,653

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Year ended March 31, 2014
Revenues:
Direct financing leases	$-	$188	$-	$188
Retail	1,192	176	-	1,368
Dealer	102	14	-	116
Operating leases	4,258	56	-	4,314
Total revenues	5,552	434	-	5,986
Depreciation on operating leases	3,363	45	-	3,408
Interest expense	530	107	-	637
Realized (gains)/losses on derivatives and foreign currency denominated debt	(35)	15	20	-
Net revenues	1,694	267	(20)	1,941
Gain on disposition of lease vehicles	26	11	-	37
Other income	114	2	-	116
Total net revenues	1,834	280	(20)	2,094
Expenses:
General and administrative expenses	331	56	-	387
Provision for credit losses	128	11	-	139
Early termination loss on operating leases	32	1	-	33
Loss on lease residual values	-	4	-	4
(Gain)/Loss on derivative instruments	-	-	(25)	(25)
(Gain)/Loss on foreign currency revaluation of debt	-	-	111	111
Income before income taxes	$1,343	$208	$(106)	$1,445
March 31, 2014
Total finance receivables	$35,028	$6,672	$-	$41,700
Total operating lease assets	20,537	693	-	21,230
Total assets	56,965	7,436	-	64,401

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(U.S. dollars in millions)
Year ended March 31, 2016
Total revenues	$1,663	$1,703	$1,741	$1,795	$6,902
Depreciation on operating leases	1,040	1,077	1,119	1,185	4,421
Interest expense	140	143	148	161	592
Other income	24	24	26	23	97
Total net revenues	529	515	504	489	2,037
Provision for credit losses	31	35	43	41	150
Early termination loss on operating leases	11	18	1	16	46
Impairment loss on operating leases	-	-	-	8	8
Net income	227	240	223	220	910
Net income attributable to American Honda Finance Corporation	210	228	208	210	856

Year ended March 31, 2015
Total revenues	$1,550	$1,589	$1,618	$1,604	$6,361
Depreciation on operating leases	903	943	986	1,006	3,838
Interest expense	150	146	142	142	580
Other income	24	24	26	24	98
Total net revenues	547	536	516	479	2,078
Provision for credit losses	21	30	34	29	114
Early termination loss on operating leases	4	14	11	8	37
Net income	294	264	208	226	992
Net income attributable to American Honda Finance Corporation	276	247	194	225	942

AMERICAN HONDA FINANCE CORPORATION
Exhibit Index

Exhibit Number	Description

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

10.2(9)	Amendment, dated as of June 30, 2014, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.3(10)	Second Amendment, dated as of March 13, 2015, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.4(11)	Third Amendment, dated as of March 23, 2016, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.5(12)

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

10.6(13)

First Amendment to Credit Agreement dated as of March 5, 2015, among American Honda Finance Corporation, the banks party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent and the other agents party thereto.

E-1

AMERICAN HONDA FINANCE CORPORATION
Exhibit Index

Exhibit Number	Description

10.7(14)

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

10.8(15)

Extension Letters to the 364 Day Credit Agreement among American Honda Finance Corporation, the banks party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent and the other agents party thereto.

10.9(16)	Keep Well Agreement between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated September 9, 2005.
10.10(17)	Support Compensation Agreement, between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated as of October 1, 2005.
10.11(18)	Keep Well Agreement between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated September 26, 2005.
10.12(19)	Support Compensation Agreement, between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated as of October 1, 2005.
12.1(20)	Statement regarding computation of ratio of earnings to fixed charges
23.1(20)	Consent of KPMG LLP
31.1(20)	Certification of Principal Executive Officer
31.2(20)	Certification of Principal Financial Officer
32.1(21)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(21)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(20)	XBRL Instance Document
101.SCH(20)	XBRL Taxonomy Extension Schema Document
101.CAL(20)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(20)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(20)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(20)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(3)	Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(4)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.
(5)	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
(6)	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated February 12, 2014.
(7)	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated September 25, 2013.
(8)	Incorporated herein by reference to the same numbered Exhibit filed with our current report on Form 8-K, dated March 24, 2014.
(9)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated June 30, 2014.
(10)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 13, 2015.
(11)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2016.
(12)	Incorporated herein by reference to Exhibit number 10.2 filed with our current report on Form 8-K, dated March 7, 2014.

E-2

(13)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 5, 2015.
(14)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 7, 2014.
(15)	Incorporated herein by reference to Exhibit number 10.2 filed with our current report on Form 8-K, dated March 5, 2015.
(16)	Incorporated herein by reference to Exhibit 10.1 filed with our registration statement on Form 10, dated June 28, 2013.
(17)	Incorporated herein by reference to Exhibit 10.2 filed with our registration statement on Form 10, dated June 28, 2013.
(18)	Incorporated herein by reference to Exhibit 10.3 filed with our registration statement on Form 10, dated June 28, 2013.
(19)	Incorporated herein by reference to Exhibit 10.4 filed with our registration statement on Form 10, dated June 28, 2013.
(20)	Filed herewith.
(21)	Furnished herewith.

E-3