Form 10-Q
period 2016-06-30
AMERICAN HONDA FINANCE CORP
filed 2016-08-10
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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

For the quarter ended June 30, 2016

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

Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 that we filed with the Securities and Exchange Commission on June 23, 2016, and readers of this Quarterly Report should review the additional information contained in that report, and in any subsequent Quarterly Report on Form 10-Q that we file with the Securities and Exchange Commission. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. dollars in millions, except share amounts)

	June 30,	March 31,
	2016	2016
Assets
Cash and cash equivalents	$708	$658
Finance receivables, net	35,659	35,793
Investment in operating leases, net	29,525	28,247
Due from Parent and affiliated companies	166	132
Income taxes receivable	618	514
Vehicles held for disposition	339	216
Other assets	797	751
Derivative instruments	357	342
Total assets	$68,169	$66,653
Liabilities and Equity
Debt	$45,678	$44,776
Due to Parent and affiliated companies	82	81
Accrued interest expense	137	110
Deferred income taxes	8,370	8,109
Other liabilities	1,308	1,293
Derivative instruments	281	216
Total liabilities	55,856	54,585
Commitments and contingencies
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of June 30, 2016 and March 31, 2016	1,366	1,366
Retained earnings	10,327	10,104
Accumulated other comprehensive loss	(88)	(92)
Total shareholder’s equity	11,605	11,378
Noncontrolling interest in subsidiary	708	690
Total equity	12,313	12,068
Total liabilities and equity	$68,169	$66,653

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	June 30,	March 31,
	2016	2016
Finance receivables, net	$8,345	$7,706
Vehicles held for disposition	3	3
Other assets	320	299
Total assets	$8,668	$8,008

Secured debt	$8,361	$7,594
Accrued interest expense	3	3
Total liabilities	$8,364	$7,597

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended
	June 30,
	2016	2015
Revenues:
Direct financing leases	$12	$24
Retail	288	301
Dealer	36	30
Operating leases	1,510	1,308
Total revenues	1,846	1,663
Depreciation on operating leases	1,182	1,040
Interest expense	169	140
Net revenues	495	483
Gain on disposition of lease vehicles	19	22
Other income	22	24
Total net revenues	536	529
Expenses:
General and administrative expenses	101	100
Provision for credit losses	31	31
Early termination loss on operating leases	15	11
Loss on lease residual values	1	1
Loss on derivative instruments	79	15
(Gain)/Loss on foreign currency revaluation of debt	(86)	24
Total expenses	141	182
Income before income taxes	395	347
Income tax expense	158	120
Net income	237	227
Less: Net income attributable to noncontrolling interest	14	17
Net income attributable to American Honda Finance Corporation	$223	$210

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended
	June 30,
	2016	2015
Net income	$237	$227
Other comprehensive income:
Foreign currency translation adjustment	8	19
Comprehensive income	245	246
Less: Comprehensive income attributable to noncontrolling interest	18	26
Comprehensive income attributable to American Honda Finance Corporation	$227	$220

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	income/(loss)	stock	interest
Balance at March 31, 2015	$11,190	$9,248	$(75)	$1,366	$651
Net income	227	210	—	—	17
Other comprehensive income	19	—	10	—	9
Balance at June 30, 2015	$11,436	$9,458	$(65)	$1,366	$677

Balance at March 31, 2016	$12,068	$10,104	$(92)	$1,366	$690
Net income	237	223	—	—	14
Other comprehensive income	8	—	4	—	4
Balance at June 30, 2016	$12,313	$10,327	$(88)	$1,366	$708

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in millions)

	Three months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$237	$227
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(5)	20
Loss on lease residual values and provision for credit losses	32	32
Early termination loss on operating leases	15	11
Depreciation and amortization	1,184	1,041
Accretion of unearned subsidy income	(294)	(274)
Amortization of deferred dealer participation and IDC	78	82
Gain on disposition of lease vehicles and fixed assets	(19)	(22)
Deferred income tax benefit	260	(67)
Changes in operating assets and liabilities:
Income taxes receivable/payable	(104)	250
Other assets	(27)	18
Accrued interest/discounts on debt	8	9
Other liabilities	19	31
Due to/from Parent and affiliated companies	(32)	(60)
Net cash provided by operating activities	1,352	1,298
Cash flows from investing activities:
Finance receivables acquired	(4,078)	(3,696)
Principal collected on finance receivables	4,202	4,450
Net change in wholesale loans	(72)	(94)
Purchase of operating lease vehicles	(4,607)	(4,124)
Disposal of operating lease vehicles	1,932	1,873
Cash received for unearned subsidy income	404	341
Other investing activities, net	(23)	(11)
Net cash used in investing activities	(2,242)	(1,261)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	12,888	8,239
Paydown of commercial paper	(10,959)	(6,922)
Proceeds from issuance of related party debt	4,331	5,659
Paydown of related party debt	(4,331)	(6,174)
Proceeds from issuance of medium term notes and other debt	—	630
Paydown of medium term notes and other debt	(1,750)	(1,125)
Proceeds from issuance of secured debt	1,892	997
Paydown of secured debt	(1,131)	(1,324)
Net cash provided by/(used in) financing activities	940	(20)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase in cash and cash equivalents	50	17
Cash and cash equivalents at beginning of year	658	634
Cash and cash equivalents at end of year	$708	$651
Supplemental disclosures of cash flow information:
Interest paid	$133	$111
Income taxes paid/(received)	2	(63)

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations, cash flows, and financial condition for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year or for any other interim period. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements, significant accounting policies, and the other notes to the consolidated financial statements for the fiscal year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on June 23, 2016. All significant intercompany balances and transactions have been eliminated upon consolidation.

(c)	Recently Adopted Accounting Standards

Effective April 1, 2016, the Company adopted Accounting Standards Update (ASU) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Under the amendments in this update, all reporting entities are within the scope of Subtopic 810-10, Consolidation—Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The adoption of this guidance did not change the entities consolidated by the Company.

(d)	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers and created the new Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date for the Company from April 1, 2017 to April 1, 2018 while permitting early adoption as of April 1, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this ASU make targeted improvements to clarify the principal versus agent assessment and lead to more consistent application. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this ASU clarify the guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this ASU do not change the core revenue recognition principles. Instead, the amendments address certain issues identified in the guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The Company is currently assessing the impact the adoption of the new revenue recognition standard will have on the consolidated financial statements.

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

(2)	Finance Receivables

Finance receivables consisted of the following:

	June 30, 2016
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$816	$30,471	$4,826	$36,113
Allowance for credit losses	(1)	(91)	—	(92)
Write-down of lease residual values	(15)	—	—	(15)
Unearned interest income and fees	(21)	—	—	(21)
Deferred dealer participation and IDC	1	365	—	366
Unearned subsidy income	(25)	(667)	—	(692)
	$755	$30,078	$4,826	$35,659

	March 31, 2016
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$1,011	$30,467	$4,771	$36,249
Allowance for credit losses	(2)	(91)	—	(93)
Write-down of lease residual values	(16)	—	—	(16)
Unearned interest income and fees	(26)	—	—	(26)
Deferred dealer participation and IDC	1	361	—	362
Unearned subsidy income	(33)	(650)	—	(683)
	$935	$30,087	$4,771	$35,793

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Finance receivables include retail loans with a principal balance of $8.5 billion and $7.8 billion as of June 30, 2016 and March 31, 2016, respectively, which have been transferred to securitization trusts and considered to be legally isolated but do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

The uninsured portions of the direct financing lease residual values were $142 million and $173 million at June 30, 2016 and March 31, 2016, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $8 million and $7 million for the three months ended June 30, 2016 and 2015, respectively.

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

Consumer finance receivables in the retail loan and direct financing lease portfolio segments are collectively evaluated for impairment. Delinquencies and losses are monitored on an ongoing basis and this historical experience provides the primary basis for estimating the allowance. Management utilizes various methodologies when estimating the allowance for credit losses, including models which incorporate vintage loss and delinquency migration analysis. These models take into consideration attributes of the portfolio including loan-to-value ratios, internal and external credit scores, and collateral types. Market and economic factors such as used vehicle prices, unemployment rates, and consumer debt service burdens are also incorporated into these models.

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

There were no modifications to dealer loans that constituted troubled debt restructurings during the three months ended June 30, 2016 and 2015.

The Company generally does not grant concessions on consumer finance receivables that are considered to be troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three months ended June 30, 2016 and 2015. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered to be troubled debt restructurings since the deferrals are deemed to be insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three months ended June 30, 2016
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, April 1, 2016	$2	$91	$—	$93
Provision	—	26	—	26
Charge-offs	(1)	(47)	—	(48)
Recoveries	—	21	—	21
Effect of translation adjustment	—	—	—	—
Ending balance, June 30, 2016	$1	$91	$—	$92
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1	91	—	92
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$1	$1
Collectively evaluated for impairment	771	30,169	4,825	35,765

	Three months ended June 30, 2015
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, April 1, 2015	$2	$84	$—	$86
Provision	1	26	—	27
Charge-offs	(1)	(38)	—	(39)
Recoveries	—	19	1	20
Effect of translation adjustment	—	—	—	—
Ending balance, June 30, 2015	$2	$91	$1	$94
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$1	$1
Collectively evaluated for impairment	2	91	—	93
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$5	$5
Collectively evaluated for impairment	1,592	31,968	4,362	37,922

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 – 59 days	60 – 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
June 30, 2016
Retail loans:
New auto	$189	$39	$8	$236	$25,477	$25,713
Used and certified auto	57	12	2	71	3,262	3,333
Motorcycle and other	12	4	1	17	1,106	1,123
Total retail	258	55	11	324	29,845	30,169
Direct financing leases	4	2	—	6	765	771
Dealer loans:
Wholesale flooring	1	—	—	1	3,988	3,989
Commercial loans	—	—	—	—	837	837
Total dealer loans	1	—	—	1	4,825	4,826
Total finance receivables	$263	$57	$11	$331	$35,435	$35,766

March 31, 2016
Retail loans:
New auto	$181	$29	$8	$218	$25,652	$25,870
Used and certified auto	55	8	2	65	3,163	3,228
Motorcycle and other	11	3	2	16	1,064	1,080
Total retail	247	40	12	299	29,879	30,178
Direct financing leases	6	1	—	7	946	953
Dealer loans:
Wholesale flooring	1	1	—	2	3,913	3,915
Commercial loans	—	—	—	—	856	856
Total dealer loans	1	1	—	2	4,769	4,771
Total finance receivables	$254	$42	$12	$308	$35,594	$35,902

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

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
June 30, 2016
Performing	$25,666	$3,319	$1,118	$769	$30,872
Nonperforming	47	14	5	2	68
Total	$25,713	$3,333	$1,123	$771	$30,940

March 31, 2016
Performing	$25,833	$3,218	$1,075	$952	$31,078
Nonperforming	37	10	5	1	53
Total	$25,870	$3,228	$1,080	$953	$31,131

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

	June 30, 2016			March 31, 2016
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$2,776	$565	$3,341	$2,707	$600	$3,307
Group B	1,214	271	1,485	1,208	256	1,464
Total	$3,990	$836	$4,826	$3,915	$856	$4,771

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	June 30,	March 31,
	2016	2016
	(U.S. dollars in millions)
Operating lease vehicles	$36,807	$35,204
Accumulated depreciation	(6,138)	(5,917)
Deferred dealer participation and IDC	117	112
Unearned subsidy income	(1,196)	(1,092)
Estimated early termination losses	(65)	(60)
	$29,525	$28,247

The Company recognized $15 million and $11 million of estimated early termination losses due to lessee defaults for the three months ended June 30, 2016 and 2015, respectively. Actual net losses realized for the three months ended June 30, 2016 and 2015 totaled $10 million and $6 million, respectively.

Included in the provision for credit losses for the three months ended June 30, 2016 and 2015 are provisions related to past due receivables on operating leases in the amounts of $5 million and $4 million, respectively.

No impairment losses due to declines in estimated residual values were recognized during the three months ended June 30, 2016 and 2015.

(4)	Debt

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2016	2016	2016	2016	2016	2016
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$6,550	$4,614	0.60%	0.60%	0.45 - 0.90%	0.41 - 0.88%
Related party debt	2,293	2,284	0.73%	0.69%	0.46 - 0.94%	0.42 - 0.88%
Bank loans	6,816	7,309	1.21%	1.18%	1.00 - 1.74%	0.97 - 1.73%
Private MTN program	4,194	5,443	3.34%	2.80%	1.50 - 7.63%	1.01 - 7.63%
Public MTN program	14,419	14,479	1.47%	1.47%	0.14 - 2.63%	0.18 - 2.63%
Euro MTN programme	1,153	1,173	1.72%	1.72%	1.13 - 2.23%	1.12 - 2.23%
Other debt	1,892	1,880	1.90%	1.88%	1.23 - 2.35%	1.20 - 2.35%
Total unsecured debt	37,317	37,182
Secured debt	8,361	7,594	1.08%	1.01%	0.62 - 1.62%	0.53 - 1.56%
Total debt	$45,678	$44,776

As of June 30, 2016, the outstanding principal balance of long-term debt with floating interest rates totaled $13.2 billion and long-term debt with fixed interest rates totaled $23.2 billion. As of March 31, 2016, the outstanding principal balance of long-term debt with floating interest rates totaled $14.6 billion and long-term debt with fixed interest rates totaled $23.1 billion.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Commercial Paper

As of both June 30, 2016 and March 31, 2016, the Company had commercial paper programs that provide the Company with available funds of up to $8.5 billion at prevailing market interest rates for periods up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

Outstanding commercial paper averaged $5.8 billion and $5.2 billion during the three months ended June 30, 2016 and 2015, respectively. The maximum balance outstanding at any month-end during the three months ended June 30, 2016 and 2015 was $6.6 billion and $5.9 billion, respectively.

Related Party Debt

AHFC issues fixed rate short-term notes to AHM to help fund AHFC’s general corporate operations. The Company incurred interest expense on these notes totaling approximately $1 million for both the three months ended June 30, 2016 and 2015.

HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. The Company incurred interest expense on these notes totaling $3 million and $4 million for the three months ended June 30, 2016 and 2015, respectively.

Bank Loans

Outstanding bank loans at June 30, 2016 had floating interest rates. Outstanding bank loans have prepayment options. No outstanding bank loans as of June 30, 2016 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under the Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of June 30, 2016 were long-term, with fixed interest rates, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.

Public MTN Program

As of June 30, 2016, the authorized maximum aggregate principal amount for issuance under the Public MTN Program was $30.0 billion. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under this program as of June 30, 2016 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euros, or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program as of June 30, 2016 were long-term with either fixed or floating interest rates, and denominated in U.S. dollars, Japanese Yen, or Euros. Notes under this program were issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.

The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Other Debt

The outstanding balances as of June 30, 2016 consisted of private placement debt issued by HCFI denominated in Canadian dollars, with either fixed or floating interest rates. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.

Secured Debt

The Company issues notes through secured financing transactions that are secured by assets held by the issuing securitization trusts. The notes generally have fixed interest rates (a limited number of notes had floating interest rates). Repayment on the notes is dependent on the performance of the underlying receivables. Refer to Note 9 for additional information on the Company’s secured financing transactions.

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364 day credit agreement, as amended, which expires on March 3, 2017, and a $3.5 billion five-year credit agreement, as amended, which expires on March 7, 2021. At June 30, 2016, no amounts were outstanding or repaid under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a $1.2 billion credit agreement, as amended, which provides that HCFI may borrow up to $619 million on a one-year and a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2017 and the five-year tranche of the credit agreement expires on March 24, 2021. At June 30, 2016, no amounts were outstanding or repaid under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. There were no amounts outstanding as of June 30, 2016. These agreements expire in September 2016. AHFC intends to renew these credit agreements prior to or on their expiration dates.

(5)	Derivative Instruments

The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented in the Company’s consolidated balance sheets on a gross basis by counterparty. Refer to Note 13 regarding the valuation of derivative instruments.

	June 30, 2016			March 31, 2016
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$51,353	$308	$145	$51,841	$272	$118
Cross currency swaps	2,739	49	136	2,739	70	98
Gross derivative assets/liabilities		357	281		342	216
Counterparty netting adjustment		(151)	(151)		(128)	(128)
Net derivative assets/liabilities		$206	$130		$214	$88

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The income statement effect of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended
	June 30,
	2016	2015
	(U.S. dollars in millions)
Interest rate swaps	$(9)	$(32)
Cross currency swaps	(70)	17
Total loss on derivative instruments	$(79)	$(15)

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

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended
	June 30,
Income statement	2016	2015
	(U.S. dollars in millions)
Revenue:
Subsidy income	$291	$271
Interest expense:
Related party debt	4	5
Other income:
VSC administration fees	25	25
General and administrative expenses:
Support Compensation Agreement fees	5	4
Benefit plan expenses	3	3
Shared services	14	16

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	June 30,	March 31,
Balance Sheet	2016	2016
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(681)	$(671)
Investment in operating leases, net:
Unearned subsidy income	(1,191)	(1,088)
Due from Parent and affiliated companies	166	132

Liabilities:
Debt:
Related party debt	$2,293	$2,284
Due to Parent and affiliated companies	82	81
Accrued interest expenses:
Related party debt	2	2
Other liabilities:
VSC unearned administrative fees	383	380
Accrued benefit expenses	49	48

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

Other

AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the three months ended June 30, 2016 and 2015, the Company recognized $3 million and $5 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.

As a result of the recall of certain Honda and Acura vehicles announced in the fourth quarter of the fiscal year ended March 31, 2016, the Company has been experiencing delays in the disposition of returned lease vehicles and repossessed vehicles and expects the delays to last until the recall repairs are completed. HCI has agreed to compensate the Company for certain costs resulting from the delay in disposition of affected vehicles in Canada.

The majority of the amounts due from the Parent and affiliated companies at June 30, 2016 and March 31, 2016 related to subsidies. The majority of the amounts due to the Parent and affiliated companies at June 30, 2016 and March 31, 2016 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7)	Income Taxes

The Company’s effective tax rate was 40.0% and 34.6% for the three months ended June 30, 2016 and 2015, respectively. The increase in the effective tax rate for the three months ended June 30, 2016 was primarily due to changes in apportionment methods and tax rates in certain states, and the relative effect of retroactive U.S. tax law changes, enacted in December 2015, on AHFC’s deduction for qualified domestic production activities allocated between the Parent and affiliated companies.

Foreign undistributed earnings are generally subject to U.S. taxation when repatriated and when subject to U.S. taxation may generally be offset by foreign tax credits. To date, the Company has not provided for federal income taxes on its share of the undistributed earnings of its foreign subsidiary, HCFI, that are intended to be indefinitely reinvested outside the United States. At June 30, 2016, $729 million of accumulated undistributed earnings of HCFI were deemed to be so reinvested. If the undistributed earnings as of June 30, 2016 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $169 million. HCFI paid a dividend in the fiscal year ended March 31, 2014 and the Company does not expect to repatriate any undistributed earnings in the foreseeable future.

The Protecting Americans from Tax Hikes Act of 2015, signed on December 18, 2015, enacted the tax law that defers the imposition of U.S. taxes on certain foreign active financing income until that income is repatriated to the U.S. as a dividend. AHFC will no longer recognize tax on its share of such income to the extent it is indefinitely reinvested.

The changes in the unrecognized tax benefits for the three months ended June 30, 2016 were not significant. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of the fiscal year ending March 31, 2017.

As of June 30, 2016, the Company is subject to examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2015, with the exception of one state which is subject to examination for returns filed for the taxable years ended March 31, 2001 through 2015. The Company’s Canadian subsidiary, HCFI, is subject to federal and provincial examination for returns filed for the taxable years ended March 31, 2009 through 2015. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Commitments and Contingencies

The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was approximately $3 million for both the three months ended June 30, 2016 and 2015.

The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. The unused balance of commercial revolving lines of credit was $243 million as of June 30, 2016. The Company also has commitments to finance the construction of auto dealerships. The remaining unfunded balance for these construction loans was $27 million as of June 30, 2016.

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

During the three months ended June 30, 2016 and 2015, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $1.9 billion and $1.0 billion, respectively. The notes were secured by receivables with an initial principal balance of $2.0 billion and $1.4 billion, respectively.

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

	June 30,	March 31,
	2016	2016
	(U.S. dollars in millions)
Assets:
Finance receivables	$8,482	$7,819
Unamortized costs and subsidy income, net	(126)	(103)
Allowance for credit losses	(11)	(10)
Finance receivables, net	8,345	7,706
Vehicles held for disposition	3	3
Restricted cash (1)	311	291
Accrued interest receivable (1)	9	8
Total assets	$8,668	$8,008
Liabilities:
Secured debt	$8,373	$7,605
Unamortized discounts and fees	(12)	(11)
Secured debt, net	8,361	7,594
Accrued interest expense	3	3
Total liabilities	$8,364	$7,597

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of June 30, 2016 and March 31, 2016, AHFC and HCFI had cash collections of $428 million and $422 million, respectively, which were required to be remitted to the trusts.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10)	Other Assets

Other assets consisted of the following:

	June 30,	March 31,
	2016	2016
	(U.S. dollars in millions)
Accrued interest and fees	$75	$75
Other receivables	107	99
Deferred expense	174	173
Software, net of accumulated amortization of $135 and $134 as of June 30, 2016 and March 31, 2016, respectively	31	30
Property and equipment, net of accumulated depreciation of $17 and $17 as of June 30, 2016 and March 31, 2016, respectively	8	8
Restricted cash	335	315
Other	67	51
Total	$797	$751

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $2 million and $1 million for the three months ended June 30, 2016 and 2015, respectively.

(11)	Other Liabilities

Other liabilities consisted of the following:

	June 30,	March 31,
	2016	2016
	(U.S. dollars in millions)
Dealer payables	$148	$139
Accounts payable and accrued expenses	281	286
Lease security deposits	64	62
VSC unearned administrative fees (Note 6)	383	380
Unearned income, operating lease	288	282
Uncertain tax positions	14	14
Other	130	130
Total	$1,308	$1,293

(12)	Other Income

Other income consisted of the following:

	Three months ended
	June 30,
	2016	2015
	(U.S. dollars in millions)
VSC administration (Note 6)	$25	$25
Other	(3)	(1)
Total	$22	$24

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13)	Fair Value Measurements

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

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$308	$—	$308
Cross currency swaps	—	49	—	49
Total assets	$—	$357	$—	$357
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$145	$—	$145
Cross currency swaps	—	136	—	136
Total liabilities	$—	$281	$—	$281

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$272	$—	$272
Cross currency swaps	—	70	—	70
Total assets	$—	$342	$—	$342
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$118	$—	$118
Cross currency swaps	—	98	—	98
Total liabilities	$—	$216	$—	$216

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the three months ended June 30, 2016 and 2015. Refer to Note 5 for additional information on derivative instruments.

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment (1)
	(U.S. dollars in millions)
June 30, 2016
Vehicles held for disposition	$—	$—	$235	$235	$27

June 30, 2015
Vehicles held for disposition	$—	$—	$100	$100	$15

(1)   The adjustments to vehicles held for disposition as of June 30, 2016 include $6 million of adjustments that were recognized during the fiscal year ended March 31, 2016 and $21 million of adjustments that were recognized during the three months ended June 30, 2016. The adjustments to vehicles held for disposition as of June 30, 2015 were recognized during the three months ended June 30, 2015.

The following describes the methodologies and assumptions used in nonrecurring fair value measurements, which relate to the application of lower of cost or fair value accounting on long-lived assets.

Vehicles Held for Disposition

Vehicles held for disposition consist of returned and repossessed vehicles. They are valued at the lower of their carrying value or estimated fair value, less estimated disposition costs. The fair value is based on current average selling prices of like vehicles at wholesale used vehicle auctions. For vehicles affected by the recall announced in the fourth quarter of the fiscal year ended March 31, 2016, the fair value reflects the estimated impact of the delays in disposition.

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

	June 30, 2016
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$708	$708	$—	$—	$708
Dealer loans, net	4,826	—	—	4,634	4,634
Retail loans, net	30,078	—	—	30,388	30,388
Restricted cash	335	335	—	—	335

Liabilities:
Commercial paper	$6,550	$—	$6,551	$—	$6,551
Related party debt	2,293	—	2,293	—	2,293
Bank loans	6,816	—	6,822	—	6,822
Medium term note programs	19,766	—	20,214	—	20,214
Other debt	1,892	—	1,917	—	1,917
Secured debt	8,361	—	8,382	—	8,382

	March 31, 2016
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$658	$658	$—	$—	$658
Dealer loans, net	4,771	—	—	4,597	4,597
Retail loans, net	30,087	—	—	30,295	30,295
Restricted cash	315	315	—	—	315

Liabilities:
Commercial paper	$4,614	$—	$4,615	$—	$4,615
Related party debt	2,284	—	2,284	—	2,284
Bank loans	7,309	—	7,302	—	7,302
Medium term note programs	21,095	—	21,524	—	21,524
Other debt	1,880	—	1,894	—	1,894
Secured debt	7,594	—	7,601	—	7,601

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

Fair value information presented in the tables above is based on information available at June 30, 2016 and March 31, 2016. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial information for the three months ended or at June 30, 2016 and 2015 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended June 30, 2016
Revenues:
Direct financing leases	$—	$12	$—	$12
Retail	249	39	—	288
Dealer	33	3	—	36
Operating leases	1,339	171	—	1,510
Total revenues	1,621	225	—	1,846
Depreciation on operating leases	1,039	143	—	1,182
Interest expense	148	21	—	169
Realized (gains)/losses on derivatives and foreign currency denominated debt	(6)	5	1	—
Net revenues	440	56	(1)	495
Gain/(Loss) on disposition of lease vehicles	17	2	—	19
Other income	21	1	—	22
Total net revenues	478	59	(1)	536
Expenses:
General and administrative expenses	87	14	—	101
Provision for credit losses	28	3	—	31
Early termination loss on operating leases	13	2	—	15
Loss on lease residual values	—	1	—	1
(Gain)/Loss on derivative instruments	—	—	79	79
(Gain)/Loss on foreign currency revaluation of debt	—	—	(86)	(86)
Income before income taxes	$350	$39	$6	$395
June 30, 2016
Total finance receivables	$30,975	$4,684	$—	$35,659
Total operating lease assets	26,152	3,373	—	29,525
Total assets	59,979	8,190	—	68,169

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended June 30, 2015
Revenues:
Direct financing leases	$—	$24	$—	$24
Retail	264	37	—	301
Dealer	26	4	—	30
Operating leases	1,207	101	—	1,308
Total revenues	1,497	166	—	1,663
Depreciation on operating leases	957	83	—	1,040
Interest expense	120	20	—	140
Realized (gains)/losses on derivatives and foreign currency denominated debt	2	7	(9)	—
Net revenues	418	56	9	483
Gain/(Loss) on disposition of lease vehicles	21	1	—	22
Other income	23	1	—	24
Total net revenues	462	58	9	529
Expenses:
General and administrative expenses	87	13	—	100
Provision for credit losses	27	4	—	31
Early termination loss on operating leases	10	1	—	11
Loss on lease residual values	—	1	—	1
(Gain)/Loss on derivative instruments	—	—	15	15
(Gain)/Loss on foreign currency revaluation of debt	—	—	24	24
Income before income taxes	$338	$39	$(30)	$347
June 30, 2015
Total finance receivables	$32,484	$5,336	$—	$37,820
Total operating lease assets	23,426	2,131	—	25,557
Total assets	57,728	7,580	—	65,308

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

This report contains translations of certain foreign currency amounts into U.S. dollars at the rates specified below solely for your convenience. These translations should not be construed as representations that the foreign currency amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated. U.S. dollar equivalents for “C$” (Canadian dollar) amounts are calculated based on the exchange rates on June 30, 2016 of 1.2924 per U.S. dollar.

References in this report to our “fiscal year 2017” and “fiscal year 2016” refer to our fiscal year ending March 31, 2017 and our fiscal year ended March 31, 2016, respectively.

Results of Operations

The following table presents our income before income taxes:

	Three months ended
	June 30,
	2016	2015
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$354	$299
Canada segment	41	48
Total income before income taxes	$395	$347

Comparison of the Three Months Ended June 30, 2016 and 2015

Our consolidated income before income taxes was $395 million during the first quarter of fiscal year 2017 compared to $347 million during the same period in fiscal year 2016. This increase of $48 million, or 14%, was primarily due to a gain on the revaluation of foreign currency denominated debt of $86 million during the current period compared to a loss of $24 million during the same period in fiscal year 2016, and an increase in operating lease revenue, net of depreciation, of $60 million, partially offset by an increase in loss on derivative instruments of $64 million, an increase in interest expense of $29 million, a decline in revenue from retail loans of $13 million and a decline in revenue from direct financing leases of $12 million.

Segment Results—Comparison of the Three Months Ended June 30, 2016 and 2015

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$12	$24	$12	$24
Retail	249	264	39	37	288	301
Dealer	33	26	3	4	36	30
Operating leases	1,339	1,207	171	101	1,510	1,308
Total revenues	1,621	1,497	225	166	1,846	1,663
Depreciation on operating leases	1,039	957	143	83	1,182	1,040
Interest expense	148	120	21	20	169	140
Net revenues	434	420	61	63	495	483
Gain on disposition of lease vehicles	17	21	2	1	19	22
Other income	21	23	1	1	22	24
Total net revenues	472	464	64	65	536	529
Expenses:
General and administrative expenses	87	87	14	13	101	100
Provision for credit losses	28	27	3	4	31	31
Early termination loss on operating leases	13	10	2	1	15	11
Loss on lease residual values	—	—	1	1	1	1
(Gain)/Loss on derivative instruments	76	17	3	(2)	79	15
(Gain)/Loss on foreign currency revaluation of debt	(86)	24	—	—	(86)	24
Income before income taxes	$354	$299	$41	$48	$395	$347

Revenues

Revenue from retail loans in the United States segment declined by $15 million, or 6%, during the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016. The decline in revenue was primarily attributable to lower average outstanding retail loans, which was partially offset by higher yields. Revenue from retail loans in the Canada segment increased by $2 million, or 5%, primarily due to higher average outstanding retail loans.

Operating lease revenue increased by $132 million, or 11%, in the United States segment and by $70 million, or 69%, in the Canada segment during the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016. The increases in revenue were due to higher average outstanding operating lease assets in both the United States and Canada segments.

Direct financing lease revenue, which is generated only in Canada, declined by $12 million, or 50%, during the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016 due to the continued decline in outstanding direct financing lease assets.

Revenue from dealer loans in the United States segment increased by $7 million, or 27%, during the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016, due to an increase in average outstanding dealer loans and higher yields.

Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $20 million, or 7%, to $291 million during the first quarter of fiscal year 2017 compared to $271 million during the same period in fiscal year 2016. This increase was attributable to higher outstanding incentive leases, which was partially offset by lower outstanding incentive retail loans.

Depreciation on operating leases

Depreciation on operating leases increased by $82 million, or 9%, in the United States segment and by $60 million, or 72%, in the Canada segment during the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016.  The increases in depreciation were primarily due to the growth in operating lease assets in both the United States and Canada segments.

Operating lease revenue, net of depreciation, in the United States segment increased by $50 million, or 20%, during the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016. This increase was attributable to the growth in our operating lease assets and higher net revenue on more recently acquired operating lease assets. Operating lease revenue, net of depreciation, in the Canada segment increased by $10 million, or 56%, due to the growth in operating lease assets.

Interest expense

Interest expense in the United States segment increased by $28 million, or 23%, during the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016. The increase was attributable to higher average cost of debt primarily due to an increase in rates on floating rate debt. Interest expense in the Canada segment increased by $1 million, or 5%, due to an increase in average outstanding debt. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment declined by $4 million, or 19%, during the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016. The lower gain was due in part to increased valuation adjustments of vehicles held for disposition. We have been experiencing delays in the disposition of returned lease vehicles that were affected by the recall announced in the fourth quarter of fiscal year 2016. As a result, the outstanding balance of vehicles held for disposition has increased and additional valuation adjustments were recognized to reflect the estimated impact of the delays in disposition. The gain on disposition of lease vehicles in the Canada segment increased by $1 million, or 100%. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Provision for credit losses

The provision for credit losses in the United States segment increased by $1 million, or 4%, during the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016. Despite the decline in outstanding loans, our total provision for credit losses increased slightly due to higher loss rates and net charge-offs experienced on recent vintages. The provision for credit losses in the Canada segment declined by $1 million, or 25%, during the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016, due to a slight decline in net charge-offs. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination loss on operating leases increased by $3 million, or 30%, in the United States segment and by $1 million, or 100%, in the Canada segment during the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016. The increases in losses were primarily due to the growth in operating lease assets in both the United States and Canada segments. See “—Financial Condition—Credit Risk” below for more information.

Gain/loss on derivative instruments

In the United States segment, we recognized a loss on derivative instruments of $76 million during the first quarter of fiscal year 2017 compared to a loss of $17 million during the same period in fiscal year 2016. The loss in the first quarter of fiscal year 2017 was attributable to losses on cross currency swaps of $70 million and pay fixed interest rate swaps of $58 million, which were partially offset by gains on pay float interest rate swaps of $52 million. The losses on pay fixed interest rate swaps and gains on pay float interest rate swaps during the first quarter of fiscal year 2017 were due to a decline in applicable swap rates and the decline in duration of the interest rate swaps. The losses on cross currency swaps during the first quarter of fiscal year 2017 were attributable to the U.S. dollar strengthening against the Euro and Sterling. In the Canada segment, we recognized a loss on derivative instruments of $3 million during the first quarter of fiscal year 2017 as compared to a gain of $2 million during the same period in fiscal year 2016. The loss during the first quarter of fiscal year 2017 was due to the decline in Canadian interest rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $86 million during the first quarter of fiscal year 2017 compared to a loss of $24 million during the same period in fiscal year 2016. The gain during the first quarter of fiscal year 2017 was attributable to gains on Euro and Sterling denominated debt as the U.S. dollar strengthened against these currencies.

Income tax expense

Our consolidated effective tax rate was 40.0% for the first quarter of fiscal year 2017 and 34.6% for the same period in fiscal year 2016. The increase in the effective tax rate for the first quarter of fiscal year 2017 was primarily due to changes in apportionment methods and tax rates in certain states, and the relative effect of retroactive U.S. tax law changes, enacted in December 2015, on AHFC’s deduction for qualified domestic production activities allocated between the Parent and affiliated companies. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended June 30,
	2016		2015
	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	109	69	108	70
Used auto	22	3	17	—
Motorcycle	22	3	21	3
Other	1	—	1	—
Total retail loans	154	75	147	73
Leases	147	135	131	112

Canada Segment
Retail loans:
New auto	19	17	14	12
Used auto	2	1	4	2
Motorcycle	2	1	2	1
Other	—	—	—	—
Total retail loans	23	19	20	15
Leases	23	23	23	22

Consolidated
Retail loans:
New auto	128	86	122	82
Used auto	24	4	21	2
Motorcycle	24	4	23	4
Other	1	—	1	—
Total retail loans	177	94	167	88
Leases	170	158	154	134

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

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Three months ended
	June 30,
	2016	2015
United States Segment
New auto	59%	57%
Motorcycle	39%	38%

Canada Segment
New auto	78%	72%
Motorcycle	23%	28%

Consolidated
New auto	61%	59%
Motorcycle	37%	36%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	June 30,	March 31,	June 30,	March 31,
	2016	2016	2016	2016
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$22,727	$23,051	1,639	1,673
Used auto	2,919	2,796	223	220
Motorcycle	976	939	190	187
Other	52	49	5	5
Total retail loans	$26,674	$26,835	2,057	2,085
Securitized retail loans (2)	$7,315	$7,030	653	636
Investment in operating leases	$26,152	$25,245	1,230	1,196

Canada Segment
Retail loans:
New auto	$2,931	$2,765	203	196
Used auto	393	411	49	52
Motorcycle	77	73	16	15
Other	3	3	2	2
Total retail loans	$3,404	$3,252	270	265
Securitized retail loans (2)	$1,030	$676	65	45
Direct financing leases	$755	$935	57	69
Investment in operating leases	$3,373	$3,002	169	149

Consolidated
Retail loans:
New auto	$25,658	$25,816	1,842	1,869
Used auto	3,312	3,207	272	272
Motorcycle	1,053	1,012	206	202
Other	55	52	7	7
Total retail loans	$30,078	$30,087	2,327	2,350
Securitized retail loans (2)	$8,345	$7,706	718	681
Direct financing leases	$755	$935	57	69
Investment in operating leases	$29,525	$28,247	1,399	1,345

(1)	A unit represents one retail loan or lease, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, retail loan acquisition volumes increased by 5% during the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016 primarily due to an increase in used auto loan acquisitions. Lease acquisition volumes increased by 12% during the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016 primarily due to higher lease incentive volumes. AHM continued to focus their support on lease incentive programs compared with retail loan incentive programs during the first quarter of fiscal year 2017.

In the Canada segment, retail loan acquisition volumes increased by 15% during the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016 primarily due to higher retail loan incentive volumes. Lease acquisition volumes were consistent during the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016. HCI also continued to focus their support more toward lease incentive programs compared with retail loan incentive programs during the first quarter of fiscal year 2017. Outstanding direct financing lease assets continued to decline and operating lease assets continued to increase during the first quarter of fiscal year 2017 as the result of our remaining direct financing leases maturing and all newly acquired leases being classified as operating leases.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total authorized Honda and Acura dealerships in the United States and/or Canada, as applicable:

	June 30,	March 31,
	2016	2016
United States Segment
Automobile	27%	27%
Motorcycle	97%	97%
Other	22%	22%

Canada Segment
Automobile	35%	34%
Motorcycle	98%	97%
Other	97%	98%

Consolidated
Automobile	28%	28%
Motorcycle	97%	97%
Other	25%	24%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended
	June 30,
	2016	2015
United States Segment
Automobile	27%	27%
Motorcycle	97%	97%
Other	8%	8%

Canada Segment
Automobile	32%	35%
Motorcycle	96%	96%
Other	98%	97%

Consolidated
Automobile	27%	28%
Motorcycle	97%	96%
Other	11%	10%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	June 30,	March 31,	June 30,	March 31,
	2016	2016	2016	2016
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,770	$2,641	110	104
Motorcycle	708	747	97	107
Other	51	64	56	71
Total wholesale flooring loans	$3,529	$3,452	263	282
Commercial loans	$773	$793

Canada Segment
Wholesale flooring loans:
Automobile	$368	$363	16	16
Motorcycle	67	69	10	11
Other	25	31	21	28
Total wholesale flooring loans	$460	$463	47	55
Commercial loans	$64	$63

Consolidated
Wholesale flooring loans:
Automobile	$3,138	$3,004	126	120
Motorcycle	775	816	107	118
Other	76	95	77	99
Total wholesale flooring loans	$3,989	$3,915	310	337
Commercial loans	$837	$856

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the
	three months ended
	June 30,
	2016	2015
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$82	$77
Provision for credit losses	23	23
Charge-offs, net of recoveries	(23)	(15)
Allowance for credit losses at end of period	$82	$85
Allowance as a percentage of ending receivable balance (1)	0.26%	0.26%
Charge-offs as a percentage of average receivable balance (1), (4)	0.29%	0.19%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$62	$48
As a percentage of ending receivable balance (1), (2)	0.20%	0.15%
Operating leases:
Early termination loss on operating leases	$13	$10
Provision for past due operating lease rental payments (3)	5	4

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$11	$9
Provision for credit losses	3	4
Charge-offs, net of recoveries	(4)	(4)
Effect of translation adjustment	—	—
Allowance for credit losses at end of period	$10	$9
Allowance as a percentage of ending receivable balance (1)	0.22%	0.17%
Charge-offs as a percentage of average receivable balance (1), (4)	0.25%	0.30%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$6	$8
As a percentage of ending receivable balance (1), (2)	0.13%	0.15%
Operating leases:
Early termination loss on operating leases	$2	$1
Provision for past due operating lease rental payments (3)	—	—

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$93	$86
Provision for credit losses	26	27
Charge-offs, net of recoveries	(27)	(19)
Effect of translation adjustment	—	—
Allowance for credit losses at end of period	$92	$94
Allowance as a percentage of ending receivable balance (1)	0.26%	0.25%
Charge-offs as a percentage of average receivable balance (1), (4)	0.29%	0.21%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$68	$56
As a percentage of ending receivable balance (1), (2)	0.19%	0.15%
Operating leases:
Early termination loss on operating leases	$15	$11
Provision for past due operating lease rental payments (3)	5	4

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

(3)	Provisions for past due operating lease rental payments are also included in total provision for credit losses in our consolidated statements of income.
(4)	Percentages for the three months ended June 30, 2016 and 2015 have been annualized.

In the United States segment, the provision for credit losses on our finance receivables was $23 million during the first quarter of fiscal year 2017 which was consistent with the same period in fiscal year 2016. Despite the decline in outstanding loans, our provision for credit losses remained consistent due to higher loss rates and net charge-offs experienced on recent vintages. The increase in loss rates was due in part to an increase in the average term of retail loans. We recognized early termination losses on operating lease assets of $13 million during the first quarter of fiscal year 2017 compared to $10 million during the same period in fiscal year 2016. The increase in early termination losses was primarily attributable to the growth in operating lease assets.

In the Canada segment, the provision for credit losses on our finance receivables was $3 million during the first quarter of fiscal year 2017 compared to $4 million during the same period in fiscal year 2016. The decline in the provision for credit losses was due in part to a slight decline in net charge-offs. Early termination losses on operating lease assets was $2 million during the first quarter of fiscal year 2017 compared to $1 million during the same period in fiscal year 2016. The increase in early termination losses was primarily due to the growth in operating lease assets.

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

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first quarter of fiscal year 2017 and the same period in fiscal year 2016.

We have been experiencing delays in the disposition of returned lease vehicles that were affected by the recall announced in the fourth quarter of fiscal year 2016. These delays in disposition are expected to last until the recall repairs are completed. As a result, the outstanding balance of vehicles held for disposition has increased and additional valuation adjustments were recognized to reflect the estimated impact of the delays in disposition. The timing of when replacement parts will become available for our returned lease vehicles is not certain. Delays in the availability of replacement parts beyond our current estimates would result in additional delays in the disposition of returned lease vehicles, delays in cash flows from sales proceeds, and may result in additional valuation adjustments of vehicles held for disposition and/or impairments.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended
	June 30,
	2016	2015
	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	77	77
Sales through auctions and dealer direct programs (3)	26	27
Total termination units	103	104

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	13	13
Sales through auctions and dealer direct programs (3)	2	2
Total termination units	15	15

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	90	90
Sales through auctions and dealer direct programs (3)	28	29
Total termination units	118	119

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.

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

Summary of Outstanding Debt

The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average
			contractual interest rate
	June 30,	March 31,	June 30,	March 31,
	2016	2016	2016	2016
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$5,590	$3,587	0.56%	0.54%
Related party debt	900	900	0.47%	0.43%
Bank loans	5,793	6,292	1.17%	1.14%
Private MTN program	4,194	5,443	3.34%	2.80%
Public MTN program	14,419	14,479	1.47%	1.47%
Euro MTN programme	1,153	1,173	1.72%	1.72%
Total unsecured debt	32,049	31,874
Secured debt	7,362	6,938	1.06%	1.00%
Total debt	$39,411	$38,812

Canada Segment
Unsecured debt:
Commercial paper	$960	$1,027	0.85%	0.82%
Related party debt	1,393	1,384	0.90%	0.86%
Bank loans	1,023	1,017	1.47%	1.45%
Other debt	1,892	1,880	1.90%	1.88%
Total unsecured debt	5,268	5,308
Secured debt	999	656	1.23%	1.19%
Total debt	$6,267	$5,964

Consolidated
Unsecured debt:
Commercial paper	$6,550	$4,614	0.60%	0.60%
Related party debt	2,293	2,284	0.73%	0.69%
Bank loans	6,816	7,309	1.21%	1.18%
Private MTN program	4,194	5,443	3.34%	2.80%
Public MTN program	14,419	14,479	1.47%	1.47%
Euro MTN programme	1,153	1,173	1.72%	1.72%
Other debt	1,892	1,880	1.90%	1.88%
Total unsecured debt	37,317	37,182
Secured debt	8,361	7,594	1.08%	1.01%
Total debt	$45,678	$44,776

Commercial Paper

As of June 30, 2016, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.5 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the three months ended June 30, 2016, consolidated commercial paper month-end outstanding principal balances ranged from approximately $5.2 billion to $6.6 billion and the outstanding daily balance averaged $5.8 billion.

Related Party Debt

AHFC issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days. During the three months ended June 30, 2016, consolidated related party debt month-end principal balances and the outstanding daily balance average were both $2.3 billion.

Bank Loans

During the three months ended June 30, 2016, neither AHFC nor HCFI entered into any new term loan agreements. As of June 30, 2016, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from approximately $39 million to $600 million. As of June 30, 2016, the remaining maturities of all bank loans outstanding ranged from 46 days to approximately 5.7 years. The weighted average remaining maturities on all bank loans was 2.2 years as of June 30, 2016.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of June 30, 2016, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under the Rule 144A Private MTN Program. As of June 30, 2016, the remaining maturities of Private MTNs outstanding ranged from 82 days to approximately 5.2 years. The weighted average remaining maturities of Private MTNs was 2.1 years as of June 30, 2016. Interest rates on outstanding Private MTNs were fixed. Private MTNs were issued pursuant to the terms of an issuing and paying agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of June 30, 2016, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.

Public MTN Program

AHFC is a well-known seasoned issuer under SEC rules and issues Public MTNs pursuant to a registration statement on Form S-3 filed with the SEC. As of June 30, 2016, the authorized maximum aggregate principal amount for issuance under the Public MTN Program was $30.0 billion. During fiscal year 2016, AHFC began issuing foreign currency denominated notes into international markets under this program. The aggregate principal amount of MTNs offered under this program may be increased from time to time.

The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the three months ended June 30, 2016, AHFC did not issue any Public MTNs. As of June 30, 2016, the remaining maturities of all Public MTNs outstanding ranged from 29 days to approximately 6.4 years. The weighted average remaining maturities of all Public MTNs was 2.2 years as of June 30, 2016.

The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of June 30, 2016, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturity. As of June 30, 2016, the remaining maturities of Euro MTNs outstanding under this program ranged from 8 days to approximately 6.6 years. The weighted average remaining maturities of all Euro MTNs was 2.9 years as of June 30, 2016. Interest rates on outstanding Euro MTNs are fixed or floating. Euro MTNs were issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2016, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	June 30,	March 31,
	2016	2016
	(U.S. dollars in millions)
U.S. dollar	$17,256	$18,501
Euro	2,152	2,210
Sterling	329	357
Japanese yen	29	27
Total	$19,766	$21,095

Other Debt

HCFI issues privately placed Canadian dollar denominated notes. During the three months ended June 30, 2016, HCFI did not enter into any private placement trades. As of June 30, 2016, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 281 days to approximately 4.6 years. The weighted average remaining maturities of these notes was 2.4 years as of June 30, 2016.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2016, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

During the three months ended June 30, 2016, we issued notes through asset-backed securitizations totaling $1.9 billion, which were secured by consumer finance receivables with an initial principal balance of $2.0 billion.

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364 day credit agreement, as amended, which expires on March 3, 2017, and a $3.5 billion five-year credit agreement, as amended, which expires on March 7, 2021. At June 30, 2016, no amounts were outstanding or repaid under the AHFC credit agreements. AHFC intends to renew or replace the credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$1.6 billion ($1.2 billion) credit agreement, as amended, which provides that HCFI may borrow up to C$800 million ($619 million) on a one-year and a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2017 and the five-year tranche of the credit agreement expires on March 24, 2021. At June 30, 2016, no amounts were outstanding or repaid under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI, respectively, to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of June 30, 2016, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow it access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. There were no amounts outstanding as of June 30, 2016. These agreements expire in September 2016. AHFC intends to renew these credit agreements prior to or on their expiration dates.

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

●

cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

●

ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of June 30, 2016 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of approximately $5 million and $4 million during the three months ended June 30, 2016 and 2015, respectively, pursuant to these support compensation agreements.

Indebtedness of Consolidated Subsidiaries

As of June 30, 2016, AHFC and its consolidated subsidiaries had approximately $55.9 billion of outstanding indebtedness and other liabilities, including current liabilities, of which approximately $14.5 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

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

All derivative financial instruments are recorded on our consolidated balance sheet as assets or liabilities, and carried at fair value. Changes in the fair value of derivatives are recognized in our consolidated statements of income in the period of the change. Since we do not elect to apply hedge accounting, the impact to earnings resulting from these valuation adjustments as reported under GAAP is not representative of our results of operations as evaluated by management. Realized gains and losses on derivative instruments, net of realized gains and losses on foreign currency denominated debt, are included in the measure of net revenues when we evaluate segment performance. Refer to Note 14—Segment Information of Notes to Consolidated Financial Statements (Unaudited) for additional information about segment information and Note 5—Derivative Instruments of Notes to Consolidated Financial Statements (Unaudited) for additional information on derivative instruments.

Off-Balance Sheet Arrangements

We are not a party to off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending June 30,
	Total	2017	2018	2019	2020	2021	Thereafter
	(U.S. dollars in millions)
Unsecured debt obligations (1)	$37,377	$16,872	$6,154	$5,483	$4,035	$2,964	$1,869
Secured debt obligations (1)	8,373	4,568	2,416	1,110	225	54	—
Interest payments on debt (2)	1,472	530	392	257	159	82	52
Operating lease obligations	44	9	8	6	5	3	13
Total	$47,266	$21,979	$8,970	$6,856	$4,424	$3,103	$1,934

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of June 30, 2016.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of June 30, 2016.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve month period ended June 30, 2016, our provision for credit losses would have increased by approximately $22 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve month period ended June 30, 2016, we would have recognized an additional $11 million in early termination losses in our consolidated statement of income during the period.

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

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of June 30, 2016 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $55 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $7 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of June 30, 2016. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2016, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information on our legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, which was filed with the SEC on June 23, 2016.

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

Dated: August 10, 2016

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