Form 10-Q
period 2016-09-30
AMERICAN HONDA FINANCE CORP
filed 2016-11-10
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

REDUCED DISCLOSURE FORMAT

American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly-owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2016

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

ii

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. dollars in millions, except share amounts)

	September 30,	March 31,
	2016	2016
Assets
Cash and cash equivalents	$680	$658
Finance receivables, net	35,458	35,793
Investment in operating leases, net	30,541	28,247
Due from Parent and affiliated companies	203	132
Income taxes receivable	227	514
Vehicles held for disposition	384	216
Other assets	825	751
Derivative instruments	302	342
Total assets	$68,620	$66,653
Liabilities and Equity
Debt	$45,743	$44,776
Due to Parent and affiliated companies	110	81
Accrued interest expense	117	110
Deferred income taxes	8,606	8,109
Other liabilities	1,328	1,293
Derivative instruments	229	216
Total liabilities	56,133	54,585
Commitments and contingencies
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of September 30, 2016 and March 31, 2016	1,366	1,366
Retained earnings	10,505	10,104
Accumulated other comprehensive loss	(99)	(92)
Total shareholder’s equity	11,772	11,378
Noncontrolling interest in subsidiary	715	690
Total equity	12,487	12,068
Total liabilities and equity	$68,620	$66,653

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	September 30,	March 31,
	2016	2016
Finance receivables, net	$8,498	$7,706
Vehicles held for disposition	4	3
Other assets	338	299
Total assets	$8,840	$8,008

Secured debt	$8,521	$7,594
Accrued interest expense	4	3
Total liabilities	$8,525	$7,597

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Direct financing leases	$9	$19	$21	$43
Retail	295	301	583	602
Dealer	36	30	72	60
Operating leases	1,571	1,353	3,081	2,661
Total revenues	1,911	1,703	3,757	3,366
Depreciation on operating leases	1,250	1,077	2,432	2,117
Interest expense	178	143	347	283
Net revenues	483	483	978	966
Gain/(Loss) on disposition of lease vehicles	(1)	8	18	30
Other income	22	24	44	48
Total net revenues	504	515	1,040	1,044
Expenses:
General and administrative expenses	105	103	206	203
Provision for credit losses	72	35	103	66
Early termination loss on operating leases	16	18	31	29
Loss on lease residual values	4	2	5	3
(Gain)/Loss on derivative instruments	(22)	(18)	57	(3)
(Gain)/Loss on foreign currency revaluation of debt	22	11	(64)	35
Total expenses	197	151	338	333
Income before income taxes	307	364	702	711
Income tax expense	111	124	269	244
Net income	196	240	433	467
Less: Net income attributable to noncontrolling interest	18	12	32	29
Net income attributable to American Honda Finance Corporation	$178	$228	$401	$438

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$196	$240	$433	$467
Other comprehensive loss:
Foreign currency translation adjustment	(22)	(85)	(14)	(66)
Comprehensive income	174	155	419	401
Less: Comprehensive income/(loss) attributable to noncontrolling interest	7	(28)	25	(2)
Comprehensive income attributable to American Honda Finance Corporation	$167	$183	$394	$403

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	loss	stock	interest
Balance at March 31, 2015	$11,190	$9,248	$(75)	$1,366	$651
Net income	467	438	—	—	29
Other comprehensive loss	(66)	—	(35)	—	(31)
Balance at September 30, 2015	$11,591	$9,686	$(110)	$1,366	$649

Balance at March 31, 2016	$12,068	$10,104	$(92)	$1,366	$690
Net income	433	401	—	—	32
Other comprehensive loss	(14)	—	(7)	—	(7)
Balance at September 30, 2016	$12,487	$10,505	$(99)	$1,366	$715

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in millions)

	Six months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$433	$467
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(4)	(7)
Loss on lease residual values and provision for credit losses	108	69
Early termination loss on operating leases	31	29
Depreciation and amortization	2,435	2,119
Accretion of unearned subsidy income	(604)	(551)
Amortization of deferred dealer participation and IDC	157	162
Gain on disposition of lease vehicles and fixed assets	(18)	(30)
Deferred income taxes	499	(151)
Changes in operating assets and liabilities:
Income taxes receivable/payable	287	154
Other assets	(45)	(28)
Accrued interest/discounts on debt	(3)	21
Other liabilities	49	72
Due to/from Parent and affiliated companies	(41)	(53)
Net cash provided by operating activities	3,284	2,273
Cash flows from investing activities:
Finance receivables acquired	(8,490)	(7,812)
Principal collected on finance receivables	8,259	8,745
Net change in wholesale loans	227	249
Purchase of operating lease vehicles	(8,872)	(8,122)
Disposal of operating lease vehicles	3,746	3,543
Cash received for unearned subsidy income	819	717
Other investing activities, net	(43)	(26)
Net cash used in investing activities	(4,354)	(2,706)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	22,649	19,460
Paydown of commercial paper	(22,561)	(19,948)
Proceeds from issuance of related party debt	7,707	11,359
Paydown of related party debt	(8,160)	(11,874)
Proceeds from issuance of medium term notes and other debt	4,226	4,958
Paydown of medium term notes and other debt	(3,701)	(3,266)
Proceeds from issuance of secured debt	3,387	2,233
Paydown of secured debt	(2,454)	(2,408)
Net cash provided by financing activities	1,093	514
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Net increase in cash and cash equivalents	22	80
Cash and cash equivalents at beginning of year	658	634
Cash and cash equivalents at end of year	$680	$714
Supplemental disclosures of cash flow information:
Interest paid	$346	$269
Income taxes (received)/paid	(516)	241

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for the Company beginning April 1, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact of this standard on the consolidated statements of cash flows.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2)	Finance Receivables

Finance receivables consisted of the following:

	September 30, 2016
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$653	$30,767	$4,546	$35,966
Allowance for credit losses	(2)	(121)	—	(123)
Write-down of lease residual values	(14)	—	—	(14)
Unearned interest income and fees	(15)	—	—	(15)
Deferred dealer participation and IDC	1	372	—	373
Unearned subsidy income	(19)	(710)	—	(729)
	$604	$30,308	$4,546	$35,458

	March 31, 2016
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$1,011	$30,467	$4,771	$36,249
Allowance for credit losses	(2)	(91)	—	(93)
Write-down of lease residual values	(16)	—	—	(16)
Unearned interest income and fees	(26)	—	—	(26)
Deferred dealer participation and IDC	1	361	—	362
Unearned subsidy income	(33)	(650)	—	(683)
	$935	$30,087	$4,771	$35,793

Finance receivables include retail loans with a principal balance of $8.6 billion and $7.8 billion as of September 30, 2016 and March 31, 2016, respectively, which have been transferred to securitization trusts and considered to be legally isolated but do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

The uninsured portions of the direct financing lease residual values were $117 million and $173 million at September 30, 2016 and March 31, 2016, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $8 million and $6 million for the three months ended September 30, 2016 and 2015, respectively, and $16 million and $13 million for the six months ended September 30, 2016 and 2015, respectively.

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

There were no modifications to dealer loans that constituted troubled debt restructurings during the six months ended September 30, 2016 and 2015.

The Company generally does not grant concessions on consumer finance receivables that are considered to be troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the six months ended September 30, 2016 and 2015. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered to be troubled debt restructurings since the deferrals are deemed to be insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and six months ended September 30, 2016
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, July 1, 2016	$1	$91	$—	$92
Provision	1	65	—	66
Charge-offs	—	(53)	—	(53)
Recoveries	—	18	—	18
Effect of translation adjustment	—	—	—	—
Ending balance, September 30, 2016	$2	$121	$—	$123
Beginning balance, April 1, 2016	$2	$91	$—	$93
Provision	1	91	—	92
Charge-offs	(1)	(100)	—	(101)
Recoveries	—	39	—	39
Effect of translation adjustment	—	—	—	—
Ending balance, September 30, 2016	$2	$121	$—	$123
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	2	121	—	123
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	620	30,429	4,546	35,595

	Three and six months ended September 30, 2015
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, July 1, 2015	$2	$91	$1	$94
Provision	—	31	(1)	30
Charge-offs	(1)	(47)	—	(48)
Recoveries	1	16	—	17
Effect of translation adjustment	—	—	—	—
Ending balance, September 30, 2015	$2	$91	$—	$93
Beginning balance, April 1, 2015	$2	$84	$—	$86
Provision	1	57	(1)	57
Charge-offs	(2)	(85)	—	(87)
Recoveries	1	35	1	37
Effect of translation adjustment	—	—	—	—
Ending balance, September 30, 2015	$2	$91	$—	$93
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	2	91	—	93
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,287	31,672	4,002	36,961

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 – 59 days	60 – 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
September 30, 2016
Retail loans:
New auto	$197	$40	$10	$247	$25,619	$25,866
Used and certified auto	61	13	3	77	3,336	3,413
Motorcycle and other	13	5	3	21	1,129	1,150
Total retail	271	58	16	345	30,084	30,429
Direct financing leases	4	1	1	6	614	620
Dealer loans:
Wholesale flooring	2	—	—	2	3,681	3,683
Commercial loans	—	—	—	—	863	863
Total dealer loans	2	—	—	2	4,544	4,546
Total finance receivables	$277	$59	$17	$353	$35,242	$35,595

March 31, 2016
Retail loans:
New auto	$181	$29	$8	$218	$25,652	$25,870
Used and certified auto	55	8	2	65	3,163	3,228
Motorcycle and other	11	3	2	16	1,064	1,080
Total retail	247	40	12	299	29,879	30,178
Direct financing leases	6	1	—	7	946	953
Dealer loans:
Wholesale flooring	1	1	—	2	3,913	3,915
Commercial loans	—	—	—	—	856	856
Total dealer loans	1	1	—	2	4,769	4,771
Total finance receivables	$254	$42	$12	$308	$35,594	$35,902

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

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
September 30, 2016
Performing	$25,816	$3,397	$1,142	$618	$30,973
Nonperforming	50	16	8	2	76
Total	$25,866	$3,413	$1,150	$620	$31,049

March 31, 2016
Performing	$25,833	$3,218	$1,075	$952	$31,078
Nonperforming	37	10	5	1	53
Total	$25,870	$3,228	$1,080	$953	$31,131

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

	September 30, 2016			March 31, 2016
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$2,479	$544	$3,023	$2,707	$600	$3,307
Group B	1,204	319	1,523	1,208	256	1,464
Total	$3,683	$863	$4,546	$3,915	$856	$4,771

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	September 30,	March 31,
	2016	2016
	(U.S. dollars in millions)
Operating lease vehicles	$38,168	$35,204
Accumulated depreciation	(6,422)	(5,917)
Deferred dealer participation and IDC	120	112
Unearned subsidy income	(1,258)	(1,092)
Estimated early termination losses	(67)	(60)
	$30,541	$28,247

The Company recognized $16 million and $18 million of estimated early termination losses due to lessee defaults for the three months ended September 30, 2016 and 2015, respectively. Actual net losses realized for the three months ended September 30, 2016 and 2015 totaled $14 million and $12 million, respectively. The Company recognized $31 million and $29 million of estimated early termination losses due to lessee defaults for the six months ended September 30, 2016 and 2015, respectively. Actual net losses realized for the six months ended September 30, 2016 and 2015 totaled $24 million and $18 million, respectively.

Included in the provision for credit losses for the three months ended September 30, 2016 and 2015 are provisions related to past due receivables on operating leases in the amounts of $6 million and $5 million, respectively. Included in the provision for credit losses for the six months ended September 30, 2016 and 2015 are provisions related to past due receivables on operating leases in the amounts of $11 million and $9 million, respectively.

No impairment losses due to declines in estimated residual values were recognized during the six months ended September 30, 2016 and 2015.

(4)	Debt

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2016	2016	2016	2016	2016	2016
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$4,671	$4,614	0.65%	0.60%	0.50 - 0.90%	0.41 - 0.88%
Related party debt	1,819	2,284	0.79%	0.69%	0.55 - 0.90%	0.42 - 0.88%
Bank loans	6,501	7,309	1.34%	1.18%	1.12 - 1.75%	0.97 - 1.73%
Private MTN program	3,695	5,443	3.44%	2.80%	1.50 - 7.63%	1.01 - 7.63%
Public MTN program	17,077	14,479	1.55%	1.47%	0.10 - 2.63%	0.18 - 2.63%
Euro MTN programme	1,140	1,173	1.76%	1.72%	1.17 - 2.23%	1.12 - 2.23%
Other debt	2,319	1,880	1.86%	1.88%	1.21 - 2.35%	1.20 - 2.35%
Total unsecured debt	37,222	37,182
Secured debt	8,521	7,594	1.12%	1.01%	0.62 - 1.62%	0.53 - 1.56%
Total debt	$45,743	$44,776

As of September 30, 2016, the outstanding principal balance of long-term debt with floating interest rates totaled $12.3 billion and long-term debt with fixed interest rates totaled $26.5 billion. As of March 31, 2016, the outstanding principal balance of long-term debt with floating interest rates totaled $14.6 billion and long-term debt with fixed interest rates totaled $23.1 billion.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Commercial Paper

As of both September 30, 2016 and March 31, 2016, the Company had commercial paper programs that provide the Company with available funds of up to $8.5 billion at prevailing market interest rates for periods up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

Outstanding commercial paper averaged $5.7 billion and $5.2 billion during the six months ended September 30, 2016 and 2015, respectively. The maximum balance outstanding at any month-end during the six months ended September 30, 2016 and 2015 was $6.6 billion and $5.9 billion, respectively.

Related Party Debt

AHFC issues fixed rate short-term notes to AHM to help fund AHFC’s general corporate operations. The Company incurred interest expense on these notes totaling $1 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and $2 million and $1 million for the six months ended September 30, 2016 and 2015, respectively.

HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. The Company incurred interest expense on these notes totaling $3 million and $4 million for the three months ended September 30, 2016 and 2015, respectively, and $6 million and $8 million for the six months ended September 30, 2016 and 2015, respectively.

Bank Loans

Outstanding bank loans at September 30, 2016 had floating interest rates. Outstanding bank loans have prepayment options. No outstanding bank loans as of September 30, 2016 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under the Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of September 30, 2016 were long-term, with fixed interest rates, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.

Public MTN Program

In August 2016, AHFC filed a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under this program as of September 30, 2016 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euros, or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program as of September 30, 2016 were long-term with either fixed or floating interest rates, and denominated in U.S. dollars, Japanese Yen, or Euros. Notes under this program were issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.

The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Other Debt

The outstanding balances as of September 30, 2016 consisted of private placement debt issued by HCFI denominated in Canadian dollars, with either fixed or floating interest rates. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.

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

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364 day credit agreement, as amended, which expires on March 3, 2017, and a $3.5 billion five-year credit agreement, as amended, which expires on March 7, 2021. At September 30, 2016, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a $1.2 billion credit agreement, as amended, which provides that HCFI may borrow up to $609 million on a one-year and a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2017 and the five-year tranche of the credit agreement expires on March 24, 2021. At September 30, 2016, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. At September 30, 2016, no amounts were drawn upon under these agreements. These agreements expire in September 2017. AHFC intends to renew these credit agreements prior to or on their expiration dates.

(5)	Derivative Instruments

The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented in the Company’s consolidated balance sheets on a gross basis by counterparty. Refer to Note 13 regarding the valuation of derivative instruments.

	September 30, 2016			March 31, 2016
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$55,034	$231	$86	$51,841	$272	$118
Cross currency swaps	2,739	71	143	2,739	70	98
Gross derivative assets/liabilities		302	229		342	216
Counterparty netting adjustment		(114)	(114)		(128)	(128)
Net derivative assets/liabilities		$188	$115		$214	$88

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The income statement effect of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(U.S. dollars in millions)
Interest rate swaps	$2	$4	$(7)	$(28)
Cross currency swaps	20	14	(50)	31
Total gain/(loss) on derivative instruments	$22	$18	$(57)	$3

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

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended		Six months ended
	September 30,		September 30,
Income statement	2016	2015	2016	2015
	(U.S. dollars in millions)
Revenue:
Subsidy income	$307	$273	$598	$544
Interest expense:
Related party debt	4	4	8	9
Other income:
VSC administration fees	26	24	51	49
General and administrative expenses:
Support Compensation Agreement fees	5	5	10	9
Benefit plan expenses	2	2	5	5
Shared services	16	15	30	31

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	September 30,	March 31,
Balance Sheet	2016	2016
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(717)	$(671)
Investment in operating leases, net:
Unearned subsidy income	(1,254)	(1,088)
Due from Parent and affiliated companies	203	132

Liabilities:
Debt:
Related party debt	$1,819	$2,284
Due to Parent and affiliated companies	110	81
Accrued interest expenses:
Related party debt	1	2
Other liabilities:
VSC unearned administrative fees	388	380
Accrued benefit expenses	63	48

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

Shared Services

The Company shares certain common expenditures with AHM, HCI, and related parties including information technology services and facilities. The allocated costs for shared services are included in general and administrative expenses.

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

Other

AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the three months ended September 30, 2016 and 2015, the Company recognized $1 million and less than $1 million, respectively, and during the six months ended September 30, 2016 and 2015, the Company recognized $4 million and $5 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.

As a result of the recall of certain Honda and Acura vehicles announced in the fourth quarter of the fiscal year ended March 31, 2016, the Company has been experiencing delays in the disposition of returned lease vehicles and repossessed vehicles. HCI has agreed to compensate the Company for certain costs resulting from the delay in disposition of affected vehicles in Canada.

The majority of the amounts due from the Parent and affiliated companies at September 30, 2016 and March 31, 2016 related to subsidies. The majority of the amounts due to the Parent and affiliated companies at September 30, 2016 and March 31, 2016 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7)	Income Taxes

The Company’s effective tax rate was 36.2% and 34.1% for the three months ended September 30, 2016 and 2015, respectively, and 38.3% and 34.3% for the six months ended September 30, 2016 and 2015, respectively. The increase in the effective tax rate for the three months ended September 30, 2016 was primarily due to the relative effect of retroactive U.S. tax law changes, enacted in December 2015, on AHFC’s deduction for qualified domestic production activities allocated between the Parent and affiliated companies. The increase in the effective tax rate for the six months ended September 30, 2016 was also due to the change in AHFC’s deduction for qualified domestic production activities, as well as changes in apportionment methods and tax rates in certain states.

Foreign undistributed earnings are generally subject to U.S. taxation when repatriated and when subject to U.S. taxation may generally be offset by foreign tax credits. To date, the Company has not provided for federal income taxes on its share of the undistributed earnings of its foreign subsidiary, HCFI, that are intended to be indefinitely reinvested outside the United States. At September 30, 2016, $738 million of accumulated undistributed earnings of HCFI were deemed to be so reinvested. If the undistributed earnings as of September 30, 2016 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $176 million. The Company does not expect to repatriate any undistributed earnings in the foreseeable future.

The Protecting Americans from Tax Hikes Act of 2015, signed on December 18, 2015, enacted the tax law that defers the imposition of U.S. taxes on certain foreign active financing income until that income is repatriated to the U.S. as a dividend. AHFC will no longer recognize tax on its share of such income to the extent it is indefinitely reinvested.

The changes in the unrecognized tax benefits for the six months ended September 30, 2016 were not significant. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of the fiscal year ending March 31, 2017.

As of September 30, 2016, the Company is subject to examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2015, with the exception of one state which is subject to examination for returns filed for the taxable years ended March 31, 2001 through 2015. The Company’s Canadian subsidiary, HCFI, is subject to federal examination for returns filed for the taxable years ended March 31, 2010 through 2016, and provincial examination for returns filed for the taxable years ended March 31, 2009 through 2016. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Commitments and Contingencies

The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was $2 million for both the three months ended September 30, 2016 and 2015, and $5 million for both the six months ended September 30, 2016 and 2015.

The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. The unused balance of commercial revolving lines of credit was $235 million as of September 30, 2016. The Company also has commitments to finance the construction of auto dealerships. The remaining unfunded balance for these construction loans was $15 million as of September 30, 2016.

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

During the six months ended September 30, 2016 and 2015, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $3.4 billion and $2.2 billion, respectively. The notes were secured by receivables with an initial principal balance of $3.5 billion and $3.0 billion, respectively.

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

	September 30,	March 31,
	2016	2016
	(U.S. dollars in millions)
Assets:
Finance receivables	$8,637	$7,819
Unamortized costs and subsidy income, net	(127)	(103)
Allowance for credit losses	(12)	(10)
Finance receivables, net	8,498	7,706
Vehicles held for disposition	4	3
Restricted cash (1)	329	291
Accrued interest receivable (1)	9	8
Total assets	$8,840	$8,008
Liabilities:
Secured debt	$8,534	$7,605
Unamortized discounts and fees	(13)	(11)
Secured debt, net	8,521	7,594
Accrued interest expense	4	3
Total liabilities	$8,525	$7,597

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of September 30, 2016 and March 31, 2016, AHFC and HCFI had combined cash collections of $432 million and $422 million, respectively, which were required to be remitted to the trusts.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10)	Other Assets

Other assets consisted of the following:

	September 30,	March 31,
	2016	2016
	(U.S. dollars in millions)
Accrued interest and fees	$75	$75
Other receivables	117	99
Deferred expense	173	173
Software, net of accumulated amortization of $136 and $134 as of September 30, 2016 and March 31, 2016, respectively	33	30
Property and equipment, net of accumulated depreciation of $18 and $17 as of September 30, 2016 and March 31, 2016, respectively	7	8
Restricted cash	353	315
Other	67	51
Total	$825	$751

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $1 million for both the three months ended September 30, 2016 and 2015, and $3 million and $2 million for the six months ended September 30, 2016 and 2015, respectively.

(11)	Other Liabilities

Other liabilities consisted of the following:

	September 30,	March 31,
	2016	2016
	(U.S. dollars in millions)
Dealer payables	$138	$139
Accounts payable and accrued expenses	294	286
Lease security deposits	64	62
VSC unearned administrative fees (Note 6)	388	380
Unearned income, operating lease	301	282
Uncertain tax positions	14	14
Other	129	130
Total	$1,328	$1,293

(12)	Other Income

Other income consisted of the following:

	Three months ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(U.S. dollars in millions)
VSC administration (Note 6)	$26	$24	$51	$49
Other	(4)	—	(7)	(1)
Total	$22	$24	$44	$48

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13)	Fair Value Measurements

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

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$231	$—	$231
Cross currency swaps	—	71	—	71
Total assets	$—	$302	$—	$302
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$86	$—	$86
Cross currency swaps	—	143	—	143
Total liabilities	$—	$229	$—	$229

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$272	$—	$272
Cross currency swaps	—	70	—	70
Total assets	$—	$342	$—	$342
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$118	$—	$118
Cross currency swaps	—	98	—	98
Total liabilities	$—	$216	$—	$216

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the six months ended September 30, 2016 and 2015. Refer to Note 5 for additional information on derivative instruments.

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment (1)
	(U.S. dollars in millions)
September 30, 2016
Vehicles held for disposition	$—	$—	$322	$322	$50

September 30, 2015
Vehicles held for disposition	$—	$—	$94	$94	$18

(1)

The adjustments to vehicles held for disposition as of September 30, 2016 include $5 million of adjustments that were recognized during the three months ended March 31, 2016, $9 million during the three months ended June 30, 2016 and $36 million during the three months ended September 30, 2016. The adjustments to vehicles held for disposition as of September 30, 2015 were recognized during the three months ended September 30, 2015.

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

	September 30, 2016
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$680	$680	$—	$—	$680
Dealer loans, net	4,546	—	—	4,350	4,350
Retail loans, net	30,308	—	—	30,623	30,623
Restricted cash	353	353	—	—	353

Liabilities:
Commercial paper	$4,671	$—	$4,671	$—	$4,671
Related party debt	1,819	—	1,819	—	1,819
Bank loans	6,501	—	6,522	—	6,522
Medium term note programs	21,912	—	22,370	—	22,370
Other debt	2,319	—	2,341	—	2,341
Secured debt	8,521	—	8,540	—	8,540

	March 31, 2016
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$658	$658	$—	$—	$658
Dealer loans, net	4,771	—	—	4,597	4,597
Retail loans, net	30,087	—	—	30,295	30,295
Restricted cash	315	315	—	—	315

Liabilities:
Commercial paper	$4,614	$—	$4,615	$—	$4,615
Related party debt	2,284	—	2,284	—	2,284
Bank loans	7,309	—	7,302	—	7,302
Medium term note programs	21,095	—	21,524	—	21,524
Other debt	1,880	—	1,894	—	1,894
Secured debt	7,594	—	7,601	—	7,601

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

Fair value information presented in the tables above is based on information available at September 30, 2016 and March 31, 2016. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial information for the three and six months ended or at September 30, 2016 and 2015 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended September 30, 2016
Revenues:
Direct financing leases	$—	$9	$—	$9
Retail	257	38	—	295
Dealer	32	4	—	36
Operating leases	1,379	192	—	1,571
Total revenues	1,668	243	—	1,911
Depreciation on operating leases	1,093	157	—	1,250
Interest expense	156	22	—	178
Realized (gains)/losses on derivatives and foreign currency denominated debt	(7)	5	2	—
Net revenues	426	59	(2)	483
Gain/(Loss) on disposition of lease vehicles	(4)	3	—	(1)
Other income	21	1	—	22
Total net revenues	443	63	(2)	504
Expenses:
General and administrative expenses	93	12	—	105
Provision for credit losses	69	3	—	72
Early termination loss on operating leases	15	1	—	16
Loss on lease residual values	—	4	—	4
(Gain)/Loss on derivative instruments	—	—	(22)	(22)
(Gain)/Loss on foreign currency revaluation of debt	—	—	22	22
Income before income taxes	$266	$43	$(2)	$307
Six months ended September 30, 2016
Revenues:
Direct financing leases	$—	$21	$—	$21
Retail	506	77	—	583
Dealer	65	7	—	72
Operating leases	2,718	363	—	3,081
Total revenues	3,289	468	—	3,757
Depreciation on operating leases	2,132	300	—	2,432
Interest expense	304	43	—	347
Realized (gains)/losses on derivatives and foreign currency denominated debt	(13)	10	3	—
Net revenues	866	115	(3)	978
Gain/(Loss) on disposition of lease vehicles	13	5	—	18
Other income	42	2	—	44
Total net revenues	921	122	(3)	1,040
Expenses:
General and administrative expenses	180	26	—	206
Provision for credit losses	97	6	—	103
Early termination loss on operating leases	28	3	—	31
Loss on lease residual values	—	5	—	5
(Gain)/Loss on derivative instruments	—	—	57	57
(Gain)/Loss on foreign currency revaluation of debt	—	—	(64)	(64)
Income before income taxes	$616	$82	$4	$702
September 30, 2016
Total finance receivables	$30,884	$4,574	$—	$35,458
Total operating lease assets	26,935	3,606	—	30,541
Total assets	60,291	8,329	—	68,620

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended September 30, 2015
Revenues:
Direct financing leases	$—	$19	$—	$19
Retail	265	36	—	301
Dealer	27	3	—	30
Operating leases	1,236	117	—	1,353
Total revenues	1,528	175	—	1,703
Depreciation on operating leases	982	95	—	1,077
Interest expense	125	18	—	143
Realized (gains)/losses on derivatives and foreign currency denominated debt	4	7	(11)	—
Net revenues	417	55	11	483
Gain/(Loss) on disposition of lease vehicles	6	2	—	8
Other income	24	—	—	24
Total net revenues	447	57	11	515
Expenses:
General and administrative expenses	91	12	—	103
Provision for credit losses	31	4	—	35
Early termination loss on operating leases	17	1	—	18
Loss on lease residual values	—	2	—	2
(Gain)/Loss on derivative instruments	—	—	(18)	(18)
(Gain)/Loss on foreign currency revaluation of debt	—	—	11	11
Income before income taxes	$308	$38	$18	$364
Six months ended September 30, 2015
Revenues:
Direct financing leases	$—	$43	$—	$43
Retail	529	73	—	602
Dealer	53	7	—	60
Operating leases	2,443	218	—	2,661
Total revenues	3,025	341	—	3,366
Depreciation on operating leases	1,939	178	—	2,117
Interest expense	245	38	—	283
Realized (gains)/losses on derivatives and foreign currency denominated debt	6	14	(20)	—
Net revenues	835	111	20	966
Gain/(Loss) on disposition of lease vehicles	27	3	—	30
Other income	47	1	—	48
Total net revenues	909	115	20	1,044
Expenses:
General and administrative expenses	178	25	—	203
Provision for credit losses	58	8	—	66
Early termination loss on operating leases	27	2	—	29
Loss on lease residual values	—	3	—	3
(Gain)/Loss on derivative instruments	—	—	(3)	(3)
(Gain)/Loss on foreign currency revaluation of debt	—	—	35	35
Income before income taxes	$646	$77	$(12)	$711
September 30, 2015
Total finance receivables	$32,028	$4,828	$—	$36,856
Total operating lease assets	24,176	2,403	—	26,579
Total assets	58,162	7,349	—	65,511

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

This report contains translations of certain foreign currency amounts into U.S. dollars at the rates specified below solely for your convenience. These translations should not be construed as representations that the foreign currency amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated. U.S. dollar equivalents for “C$” (Canadian dollar) amounts are calculated based on the exchange rate on September 30, 2016 of 1.3127 per U.S. dollar.

References in this report to our “fiscal year 2017” and “fiscal year 2016” refer to our fiscal year ending March 31, 2017 and our fiscal year ended March 31, 2016, respectively.

Results of Operations

The following table presents our income before income taxes:

	Three months ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$258	$330	$612	$629
Canada segment	49	34	90	82
Total income before income taxes	$307	$364	$702	$711

Comparison of the Three Months Ended September 30, 2016 and 2015

Our consolidated income before income taxes was $307 million during the second quarter of fiscal year 2017 compared to $364 million during the same period in fiscal year 2016. This decline of $57 million, or 16%, was primarily due to an increase in provision for credit loss of $37 million, increase in interest expense of $35 million, increase in loss on foreign currency revaluation of debt of $11 million, a decline in revenue from direct financing leases of $10 million and a loss on disposition of lease vehicles of $1 million during the second quarter of fiscal year 2017 compared to a gain of $8 million during the same period in fiscal year 2016, partially offset by an increase in operating lease revenue, net of depreciation, of $45 million.

Comparison of the Six Months Ended September 30, 2016 and 2015

Our consolidated income before income taxes was $702 million during the first six months of fiscal year 2017 compared to $711 million during the same period in fiscal year 2016. This decline of $9 million, or 1%, was primarily due to increase in interest expense of $64 million, a loss on derivative instruments of $57 million during the first six months of fiscal year 2017 compared to a gain of $3 million during the same period in fiscal year 2016, an increase in provision for credit loss of $37 million, a decline in revenue from direct financing leases of $22 million, a decline in revenue from retail loans of $19 million and a decline in gain on disposition of lease vehicles of $12 million, partially offset by an increase in operating lease revenue, net of depreciation, of $105 million and a gain on the revaluation of foreign currency denominated debt of $64 million during the first six months of fiscal year 2017 compared to a loss of $35 million during the same period in fiscal year 2016.

Segment Results—Comparison of the Three Months Ended September 30, 2016 and 2015

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$9	$19	$9	$19
Retail	257	265	38	36	295	301
Dealer	32	27	4	3	36	30
Operating leases	1,379	1,236	192	117	1,571	1,353
Total revenues	1,668	1,528	243	175	1,911	1,703
Depreciation on operating leases	1,093	982	157	95	1,250	1,077
Interest expense	156	125	22	18	178	143
Net revenues	419	421	64	62	483	483
Gain/(Loss) on disposition of lease vehicles	(4)	6	3	2	(1)	8
Other income	21	24	1	—	22	24
Total net revenues	436	451	68	64	504	515
Expenses:
General and administrative expenses	93	91	12	12	105	103
Provision for credit losses	69	31	3	4	72	35
Early termination loss on operating leases	15	17	1	1	16	18
Loss on lease residual values	—	—	4	2	4	2
(Gain)/Loss on derivative instruments	(21)	(29)	(1)	11	(22)	(18)
Loss on foreign currency revaluation of debt	22	11	—	—	22	11
Income before income taxes	$258	$330	$49	$34	$307	$364

Revenues

Revenue from retail loans in the United States segment declined by $8 million, or 3%, during the second quarter of fiscal year 2017 compared to the same period in fiscal year 2016. The decline in revenue was primarily attributable to lower average outstanding retail loans, which was partially offset by higher yields. Revenue from retail loans in the Canada segment increased by $2 million, or 6%, primarily due to higher average outstanding retail loans.

Operating lease revenue increased by $143 million, or 12%, in the United States segment and by $75 million, or 64%, in the Canada segment during the second quarter of fiscal year 2017 compared to the same period in fiscal year 2016. The increases in revenue were due to higher average outstanding operating lease assets in both the United States and Canada segments.

Direct financing lease revenue, which is generated only in Canada, declined by $10 million, or 53%, during the second quarter of fiscal year 2017 compared to the same period in fiscal year 2016 due to the continued decline in outstanding direct financing lease assets.

Revenue from dealer loans in the United States segment increased by $5 million, or 19%, during the second quarter of fiscal year 2017 compared to the same period in fiscal year 2016, due to an increase in average outstanding dealer loans and higher yields.

Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $34 million, or 12%, to $307 million during the second quarter of fiscal year 2017 compared to $273 million during the same period in fiscal year 2016. This increase was attributable to higher outstanding incentive leases, which was partially offset by lower outstanding incentive retail loans.

Depreciation on operating leases

Depreciation on operating leases increased by $111 million, or 11%, in the United States segment and by $62 million, or 65%, in the Canada segment during the second quarter of fiscal year 2017 compared to the same period in fiscal year 2016. The increases in depreciation were primarily due to the growth in operating lease assets in both the United States and Canada segments.

Operating lease revenue, net of depreciation, in the United States segment increased by $32 million, or 13%, during the second quarter of fiscal year 2017 compared to the same period in fiscal year 2016. This increase was attributable to the growth in our operating lease assets and higher net revenue on more recently acquired operating lease assets. Operating lease revenue, net of depreciation, in the Canada segment increased by $13 million, or 59%, due to the growth in operating lease assets.

Interest expense

Interest expense in the United States segment increased by $31 million, or 25%, during the second quarter of fiscal year 2017 compared to the same period in fiscal year 2016. The increase was attributable to higher average cost of debt primarily due to an increase in rates on floating rate debt. Interest expense in the Canada segment increased by $4 million, or 22%, primarily due to an increase in average outstanding debt. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

In the United States segment, we recognized a loss of $4 million during the second quarter of fiscal year 2017 compared to a gain of $6 million during the same period in fiscal year 2016. The loss during the second quarter of fiscal year 2017 was due to a decline in auction prices during the period and increased valuation adjustments of vehicles held for disposition. We have been experiencing delays in the disposition of returned lease vehicles that were affected by the recall announced in the fourth quarter of fiscal year 2016. As a result, the outstanding balance of vehicles held for disposition has increased and additional valuation adjustments were recognized to reflect the estimated impact of the delays in disposition. The gain on disposition of lease vehicles in the Canada segment increased by $1 million, or 50%. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Provision for credit losses

The provision for credit losses in the United States segment increased by $38 million, or 123%, during the second quarter of fiscal year 2017 compared to the same period in fiscal year 2016. The increase in the provision was the result of higher net charge-offs and increasing our allowance for credit losses to reflect weaker credit performance of recent vintages. The provision for credit losses in the Canada segment declined by $1 million, or 25%, during the second quarter of fiscal year 2017 compared to the same period in fiscal year 2016, due to a slight decline in net charge-offs. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination loss on operating leases declined by $2 million, or 12%, in the United States segment during the second quarter of fiscal year 2017 compared to the same period in fiscal year 2016. Early termination loss on operating leases in the Canada segment were consistent during the second quarter of fiscal year 2017 compared to the same period in fiscal year 2016. See “—Financial Condition—Credit Risk” below for more information.

Gain/loss on derivative instruments

In the United States segment, we recognized a gain on derivative instruments of $21 million during the second quarter of fiscal year 2017 compared to a gain of $29 million during the same period in fiscal year 2016. The gain in the second quarter of fiscal year 2017 was attributable to gains on pay fixed interest rate swaps of $73 million and cross currency swaps of $20 million, which were partially offset by losses on pay float interest rate swaps of $72 million. The gains on pay fixed interest rate swaps and losses on pay float interest rate swaps during the second quarter of fiscal year 2017 were due to a rise in interest rates. We recognized gains on Euro currency swaps which were partially offset by losses on Sterling currency swaps during the second quarter of fiscal year 2017 as the U.S. dollar weakened against the Euro and strengthened against Sterling. In the Canada segment, we recognized a gain on derivative instruments of $1 million during the second quarter of fiscal year 2017 compared to a loss of $11 million during the same period in fiscal year 2016. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $22 million during the second quarter of fiscal year 2017 compared to a loss of $11 million during the same period in fiscal year 2016. The loss during the second quarter of fiscal year 2017 was attributable to losses on Euro denominated debt which was partially offset by gains on Sterling denominated debt as the U.S. dollar weakened against the Euro and strengthened against Sterling.

Income tax expense

Our consolidated effective tax rate was 36.2% for the second quarter of fiscal year 2017 and 34.1% for the same period in fiscal year 2016. The increase in the effective tax rate for the second quarter of fiscal year 2017 was primarily due to the relative effect of retroactive U.S. tax law changes, enacted in December 2015, on AHFC’s deduction for qualified domestic production activities allocated between the Parent and affiliated companies. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Segment Results—Comparison of the Six Months Ended September 30, 2016 and 2015

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Six months ended		Six months ended		Six months ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$21	$43	$21	$43
Retail	506	529	77	73	583	602
Dealer	65	53	7	7	72	60
Operating leases	2,718	2,443	363	218	3,081	2,661
Total revenues	3,289	3,025	468	341	3,757	3,366
Depreciation on operating leases	2,132	1,939	300	178	2,432	2,117
Interest expense	304	245	43	38	347	283
Net revenues	853	841	125	125	978	966
Gain on disposition of lease vehicles	13	27	5	3	18	30
Other income	42	47	2	1	44	48
Total net revenues	908	915	132	129	1,040	1,044
Expenses:
General and administrative expenses	180	178	26	25	206	203
Provision for credit losses	97	58	6	8	103	66
Early termination loss on operating leases	28	27	3	2	31	29
Loss on lease residual values	—	—	5	3	5	3
(Gain)/Loss on derivative instruments	55	(12)	2	9	57	(3)
(Gain)/Loss on foreign currency revaluation of debt	(64)	35	—	—	(64)	35
Income before income taxes	$612	$629	$90	$82	$702	$711

Revenues

Revenue from retail loans in the United States segment declined by $23 million, or 4%, during the first six months of fiscal year 2017 compared to the same period in fiscal year 2016. The decline in revenue was primarily attributable to lower average outstanding retail loans, which was partially offset by higher yields. Revenue from retail loans in the Canada segment increased by $4 million, or 5%, primarily due to higher average outstanding retail loans.

Operating lease revenue increased by $275 million, or 11%, in the United States segment and by $145 million, or 67%, in the Canada segment during the first six months of fiscal year 2017 compared to the same period in fiscal year 2016. The increases in revenue were due to higher average outstanding operating lease assets in both the United States and Canada segments.

Direct financing lease revenue, which is generated only in Canada, declined by $22 million, or 51%, during the first six months of fiscal year 2017 compared to the same period in fiscal year 2016 due to the continued decline in outstanding direct financing lease assets.

Revenue from dealer loans in the United States segment increased by $12 million, or 23%, during the first six months of fiscal year 2017 compared to the same period in fiscal year 2016, due to an increase in average outstanding dealer loans and higher yields.

Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $54 million, or 10%, to $598 million during the first six months of fiscal year 2017 compared to $544 million during the same period in fiscal year 2016. This increase was attributable to higher outstanding incentive leases, which was partially offset by lower outstanding incentive retail loans.

Depreciation on operating leases

Depreciation on operating leases increased by $193 million, or 10%, in the United States segment and by $122 million, or 69%, in the Canada segment during the first six months of fiscal year 2017 compared to the same period in fiscal year 2016. The increases in depreciation were primarily due to the growth in operating lease assets in both the United States and Canada segments.

Operating lease revenue, net of depreciation, in the United States segment increased by $82 million, or 16%, during the first six months of fiscal year 2017 compared to the same period in fiscal year 2016. This increase was attributable to the growth in our operating lease assets and higher net revenue on more recently acquired operating lease assets. Operating lease revenue, net of depreciation, in the Canada segment increased by $23 million, or 58%, due to the growth in operating lease assets.

Interest expense

Interest expense in the United States segment increased by $59 million, or 24%, during the first six months of fiscal year 2017 compared to the same period in fiscal year 2016. The increase was attributable to higher average cost of debt primarily due to an increase in rates on floating rate debt. Interest expense in the Canada segment increased by $5 million, or 13%, primarily due to an increase in average outstanding debt. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment declined by $14 million, or 52%, during the first six months of fiscal year 2017 compared to the same period in fiscal year 2016. The lower gain was due to a decline in auction prices during the period and increased valuation adjustments of vehicles held for disposition. We have been experiencing delays in the disposition of returned lease vehicles that were affected by the recall announced in the fourth quarter of fiscal year 2016. As a result, the outstanding balance of vehicles held for disposition has increased and additional valuation adjustments were recognized to reflect the estimated impact of the delays in disposition. The gain on disposition of lease vehicles in the Canada segment increased by $2 million, or 67%. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Provision for credit losses

The provision for credit losses in the United States segment increased by $39 million, or 67%, during the first six months of fiscal year 2017 compared to the same period in fiscal year 2016. The increase in the provision was the result of higher net charge-offs and increasing our allowance for credit losses to reflect weaker credit performance of recent vintages. The provision for credit losses in the Canada segment declined by $2 million, or 25%, during the first six months of fiscal year 2017 compared to the same period in fiscal year 2016, due to a slight decline in net charge-offs. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination loss on operating leases increased by $1 million, or 4%, in the United States segment and by $1 million, or 50%, in the Canada segment during the first six months of fiscal year 2017 compared to the same period in fiscal year 2016. The increases in losses were primarily due to the growth in operating lease assets in both the United States and Canada segments. See “—Financial Condition—Credit Risk” below for more information.

Gain/loss on derivative instruments

In the United States segment, we recognized a loss on derivative instruments of $55 million during the first six months of fiscal year 2017 compared to a gain of $12 million during the same period in fiscal year 2016. The loss in the first six months of fiscal year 2017 was attributable to losses on cross currency swaps of $50 million and pay float interest rate swaps of $20 million, which were partially offset by gains on pay fixed interest rate swaps of $15 million. The losses on pay float interest rate swaps and gains on pay fixed interest rate swaps during the first six months of fiscal year 2017 were due to a rise in interest rates. The losses on cross currency swaps during the first six months of fiscal year 2017 were attributable to the U.S. dollar strengthening against the Euro and Sterling. In the Canada segment, we recognized a loss on derivative instruments of $2 million during the first six months of fiscal year 2017 compared to a loss of $9 million during the same period in fiscal year 2016. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $64 million during the first six months of fiscal year 2017 compared to a loss of $35 million during the same period in fiscal year 2016. The gain during the first six months of fiscal year 2017 was primarily attributable to gains on Euro and Sterling denominated debt as the U.S. dollar strengthened against these currencies.

Income tax expense

Our consolidated effective tax rate was 38.3% for the first six months of fiscal year 2017 and 34.3% for the same period in fiscal year 2016. The increase in the effective tax rate for the first six months of fiscal year 2017 was primarily due to changes in apportionment methods and tax rates in certain states, and the relative effect of retroactive U.S. tax law changes, enacted in December 2015, on AHFC’s deduction for qualified domestic production activities allocated between the Parent and affiliated companies. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended September 30,				Six months ended September 30,
	2016		2015		2016		2015
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	122	85	124	89	231	154	232	159
Used auto	23	—	19	3	45	3	36	3
Motorcycle	19	3	19	3	41	6	40	6
Other	—	1	—	—	1	1	1	—
Total retail loans	164	89	162	95	318	164	309	168
Leases	138	129	131	111	285	264	262	223

Canada Segment
Retail loans:
New auto	19	18	16	15	38	35	30	27
Used auto	3	1	4	2	5	2	8	4
Motorcycle	1	1	2	1	3	2	4	2
Other	—	—	—	—	—	—	—	—
Total retail loans	23	20	22	18	46	39	42	33
Leases	21	21	23	23	44	44	46	45

Consolidated
Retail loans:
New auto	141	103	140	104	269	189	262	186
Used auto	26	1	23	5	50	5	44	7
Motorcycle	20	4	21	4	44	8	44	8
Other	—	1	—	—	1	1	1	—
Total retail loans	187	109	184	113	364	203	351	201
Leases	159	150	154	134	329	308	308	268

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

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Three months ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
United States Segment
New auto	60%	59%	59%	58%
Motorcycle	40%	40%	39%	39%

Canada Segment
New auto	77%	75%	77%	73%
Motorcycle	27%	28%	24%	28%

Consolidated
New auto	62%	60%	61%	59%
Motorcycle	39%	39%	37%	37%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	September 30,	March 31,	September 30,	March 31,
	2016	2016	2016	2016
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$22,773	$23,051	1,624	1,673
Used auto	3,018	2,796	226	220
Motorcycle	998	939	193	187
Other	48	49	5	5
Total retail loans	$26,837	$26,835	2,048	2,085
Securitized retail loans (2)	$7,569	$7,030	667	636
Investment in operating leases	$26,935	$25,245	1,265	1,196

Canada Segment
Retail loans:
New auto	$3,024	$2,765	210	196
Used auto	366	411	47	52
Motorcycle	77	73	16	15
Other	4	3	2	2
Total retail loans	$3,471	$3,252	275	265
Securitized retail loans (2)	$929	$676	63	45
Direct financing leases	$604	$935	49	69
Investment in operating leases	$3,606	$3,002	186	149

Consolidated
Retail loans:
New auto	$25,797	$25,816	1,834	1,869
Used auto	3,384	3,207	273	272
Motorcycle	1,075	1,012	209	202
Other	52	52	7	7
Total retail loans	$30,308	$30,087	2,323	2,350
Securitized retail loans (2)	$8,498	$7,706	730	681
Direct financing leases	$604	$935	49	69
Investment in operating leases	$30,541	$28,247	1,451	1,345

(1)	A unit represents one retail loan or lease, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, retail loan acquisition volumes increased by 3% during the first six months of fiscal year 2017 compared to the same period in fiscal year 2016 primarily due to an increase in used auto loan acquisitions. Lease acquisition volumes increased by 9% during the first six months of fiscal year 2017 compared to the same period in fiscal year 2016 primarily due to higher lease incentive volumes. AHM continued to focus their support on lease incentive programs compared with retail loan incentive programs during the first six months of fiscal year 2017.

In the Canada segment, retail loan acquisition volumes increased by 10% during the first six months of fiscal year 2017 compared to the same period in fiscal year 2016 primarily due to higher retail loan incentive volumes. Lease acquisition volumes declined by 4% during the first six months of fiscal year 2017 compared to the same period in fiscal year 2016. Outstanding direct financing lease assets continued to decline and operating lease assets continued to increase during the first six months of fiscal year 2017 as the result of our remaining direct financing leases maturing and all newly acquired leases being classified as operating leases.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total authorized Honda and Acura dealerships in the United States and/or Canada, as applicable:

	September 30,	March 31,
	2016	2016
United States Segment
Automobile	27%	27%
Motorcycle	97%	97%
Other	22%	22%

Canada Segment
Automobile	35%	34%
Motorcycle	96%	97%
Other	95%	98%

Consolidated
Automobile	28%	28%
Motorcycle	97%	97%
Other	24%	24%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
United States Segment
Automobile	27%	28%	27%	27%
Motorcycle	97%	97%	97%	97%
Other	10%	9%	9%	8%

Canada Segment
Automobile	32%	34%	32%	34%
Motorcycle	98%	96%	97%	96%
Other	98%	97%	98%	97%

Consolidated
Automobile	27%	28%	27%	28%
Motorcycle	97%	97%	97%	97%
Other	12%	11%	11%	10%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	September 30,	March 31,	September 30,	March 31,
	2016	2016	2016	2016
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,520	$2,641	101	104
Motorcycle	671	747	95	107
Other	55	64	51	71
Total wholesale flooring loans	$3,246	$3,452	247	282
Commercial loans	$800	$793

Canada Segment
Wholesale flooring loans:
Automobile	$356	$363	15	16
Motorcycle	59	69	9	11
Other	22	31	17	28
Total wholesale flooring loans	$437	$463	41	55
Commercial loans	$63	$63

Consolidated
Wholesale flooring loans:
Automobile	$2,876	$3,004	116	120
Motorcycle	730	816	104	118
Other	77	95	68	99
Total wholesale flooring loans	$3,683	$3,915	288	337
Commercial loans	$863	$856

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the		As of or for the
	three months ended		six months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$82	$85	$82	$77
Provision for credit losses	63	26	86	49
Charge-offs, net of recoveries	(33)	(28)	(56)	(43)
Allowance for credit losses at end of period	$112	$83	$112	$83
Allowance as a percentage of ending receivable balance (1)			0.36%	0.26%
Charge-offs as a percentage of average receivable balance (1), (4)	0.43%	0.34%	0.36%	0.26%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$68	$61
As a percentage of ending receivable balance (1), (2)			0.22%	0.19%
Operating leases:
Early termination loss on operating leases	$15	$17	$28	$27
Provision for past due operating lease rental payments (3)	6	5	11	9

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$10	$9	$11	$9
Provision for credit losses	3	4	6	8
Charge-offs, net of recoveries	(2)	(3)	(6)	(7)
Effect of translation adjustment	—	—	—	—
Allowance for credit losses at end of period	$11	$10	$11	$10
Allowance as a percentage of ending receivable balance (1)			0.21%	0.18%
Charge-offs as a percentage of average receivable balance (1), (4)	0.22%	0.23%	0.23%	0.27%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$7	$8
As a percentage of ending receivable balance (1), (2)			0.15%	0.15%
Operating leases:
Early termination loss on operating leases	$1	$1	$3	$2
Provision for past due operating lease rental payments (3)	—	—	—	—

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$92	$94	$93	$86
Provision for credit losses	66	30	92	57
Charge-offs, net of recoveries	(35)	(31)	(62)	(50)
Effect of translation adjustment	—	—	—	—
Allowance for credit losses at end of period	$123	$93	$123	$93
Allowance as a percentage of ending receivable balance (1)			0.34%	0.25%
Charge-offs as a percentage of average receivable balance (1), (4)	0.40%	0.32%	0.34%	0.26%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$75	$69
As a percentage of ending receivable balance (1), (2)			0.21%	0.18%
Operating leases:
Early termination loss on operating leases	$16	$18	$31	$29
Provision for past due operating lease rental payments (3)	6	5	11	9

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

(3)	Provisions for past due operating lease rental payments are also included in total provision for credit losses in our consolidated statements of income.
(4)	Percentages for the three and six months ended September 30, 2016 and 2015 have been annualized.

In the United States segment, the provision for credit losses on our finance receivables was $86 million during the first six months of fiscal year 2017 compared to $49 million during the same period in fiscal year 2016. The increase in the provision was the result of higher net charge-offs and increasing our allowance for credit losses to reflect weaker credit performance of recent vintages. Default frequencies and loss severities have increased in recent vintages, due in part to the increase in the volume of retail loans with 72 month terms. We recognized early termination losses on operating lease assets of $28 million during the first six months of fiscal year 2017 compared to $27 million during the same period in fiscal year 2016. The increase in early termination losses was primarily attributable to the growth in operating lease assets.

In the Canada segment, the provision for credit losses on our finance receivables was $6 million during the first six months of fiscal year 2017 compared to $8 million during the same period in fiscal year 2016. The decline in the provision for credit losses was due in part to a slight decline in net charge-offs. Early termination losses on operating lease assets was $3 million during the first six months of fiscal year 2017 compared to $2 million during the same period in fiscal year 2016. The increase in early termination losses was primarily due to the growth in operating lease assets.

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

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first six months of fiscal year 2017 and the same period in fiscal year 2016.

We have been experiencing delays in the disposition of returned lease vehicles that were affected by the recall announced in the fourth quarter of fiscal year 2016. As a result, the outstanding balance of vehicles held for disposition has increased during the first six months of fiscal year 2017 and valuation adjustments were recognized to reflect the estimated impact of the delays in disposition. Further delays may occur with regard to the completion of repairs and auction sales of affected vehicles beyond our current estimates, which would result in additional delays in cash flows from sales proceeds, and may result in additional valuation adjustments of vehicles held for disposition and/or impairment.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	69	64	146	141
Sales through auctions and dealer direct programs (3)	29	30	55	57
Total termination units	98	94	201	198

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	11	11	24	24
Sales through auctions and dealer direct programs (3)	2	1	4	3
Total termination units	13	12	28	27

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	80	75	170	165
Sales through auctions and dealer direct programs (3)	31	31	59	60
Total termination units	111	106	229	225

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.

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

In an effort to minimize liquidity risk and interest rate risk and the resulting negative effects on our margins, results of operations and cash flows, our funding strategy incorporates investor diversification and the utilization of multiple funding sources including commercial paper, medium term notes, bank loans and asset-backed securities. AHFC has continued to reduce the use of related party debt as a funding source. We incorporate a funding strategy that takes into consideration factors such as the interest rate environment, domestic and foreign capital market conditions, maturity profiles, and economic conditions. We believe that our funding sources, combined with cash provided by operating and investing activities, will provide sufficient liquidity for us to meet our debt service and working capital requirements over the next twelve months.

Summary of Outstanding Debt

The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average
			contractual interest rate
	September 30,	March 31,	September 30,	March 31,
	2016	2016	2016	2016
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$3,718	$3,587	0.60%	0.54%
Related party debt	600	900	0.57%	0.43%
Bank loans	5,494	6,292	1.32%	1.14%
Private MTN program	3,695	5,443	3.44%	2.80%
Public MTN program	17,077	14,479	1.55%	1.47%
Euro MTN programme	1,140	1,173	1.76%	1.72%
Total unsecured debt	31,724	31,874
Secured debt	7,619	6,938	1.11%	1.00%
Total debt	$39,343	$38,812

Canada Segment
Unsecured debt:
Commercial paper	$953	$1,027	0.85%	0.82%
Related party debt	1,219	1,384	0.90%	0.86%
Bank loans	1,007	1,017	1.47%	1.45%
Other debt	2,319	1,880	1.86%	1.88%
Total unsecured debt	5,498	5,308
Secured debt	902	656	1.23%	1.19%
Total debt	$6,400	$5,964

Consolidated
Unsecured debt:
Commercial paper	$4,671	$4,614	0.65%	0.60%
Related party debt	1,819	2,284	0.79%	0.69%
Bank loans	6,501	7,309	1.34%	1.18%
Private MTN program	3,695	5,443	3.44%	2.80%
Public MTN program	17,077	14,479	1.55%	1.47%
Euro MTN programme	1,140	1,173	1.76%	1.72%
Other debt	2,319	1,880	1.86%	1.88%
Total unsecured debt	37,222	37,182
Secured debt	8,521	7,594	1.12%	1.01%
Total debt	$45,743	$44,776

Commercial Paper

As of September 30, 2016, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.5 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the six months ended September 30, 2016, consolidated commercial paper month-end outstanding principal balances ranged from $4.7 billion to $6.6 billion and the outstanding daily balance averaged $5.7 billion.

Related Party Debt

AHFC issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days. During the six months ended September 30, 2016, consolidated related party debt month-end principal balances ranged from $1.8 billion to $2.3 billion and the outstanding daily balance averaged $2.1 billion.

Bank Loans

During the six months ended September 30, 2016, AHFC did not enter into any new bank loan agreements and HCFI entered into two floating rate term loan agreements for an aggregate of C$375 million ($286 million). As of September 30, 2016, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $38 million to $600 million. As of September 30, 2016, the remaining maturities of all bank loans outstanding ranged from 20 days to approximately 6.0 years. The weighted average remaining maturities on all bank loans was 2.1 years as of September 30, 2016.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of September 30, 2016, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under the Rule 144A Private MTN Program. As of September 30, 2016, the remaining maturities of Private MTNs outstanding ranged from 151 days to approximately 5.0 years. The weighted average remaining maturities of Private MTNs was 2.1 years as of September 30, 2016. Interest rates on outstanding Private MTNs were fixed. Private MTNs were issued pursuant to the terms of an issuing and paying agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of September 30, 2016, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.

Public MTN Program

AHFC is a well-known seasoned issuer under SEC rules and issues Public MTNs pursuant to a registration statement on Form S-3 filed with the SEC. In August 2016, AHFC filed a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs. During fiscal year 2016, AHFC began issuing foreign currency denominated notes into international markets under this program. The aggregate principal amount of MTNs offered under this program may be increased from time to time.

The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the six months ended September 30, 2016, AHFC issued $3.5 billion aggregate principal amount of U.S. dollar denominated MTNs, with an original maturity ranging from 3.0 years to 10.0 years, bearing interest at fixed and floating rates. As of September 30, 2016, the remaining maturities of all Public MTNs outstanding ranged from 7 days to approximately 9.9 years. The weighted average remaining maturities of all Public MTNs was 2.6 years as of September 30, 2016.

The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of September 30, 2016, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturity. As of September 30, 2016, the remaining maturities of Euro MTNs outstanding under this program ranged from 112 days to approximately 6.4 years. The weighted average remaining maturities of all Euro MTNs was 2.7 years as of September 30, 2016. Interest rates on outstanding Euro MTNs are fixed or floating. Euro MTNs were issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2016, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	September 30,	March 31,
	2016	2016
	(U.S. dollars in millions)
U.S. dollar	$19,378	$18,501
Euro	2,182	2,210
Sterling	322	357
Japanese yen	30	27
Total	$21,912	$21,095

Other Debt

HCFI issues privately placed Canadian dollar denominated notes. During the six months ended September 30, 2016, HCFI entered into two private placement trades for an aggregate of C$600 million ($457 million). As of September 30, 2016, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 189 days to approximately 5.2 years. The weighted average remaining maturities of these notes was 2.6 years as of September 30, 2016.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2016, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

Our securitizations are structured to provide credit enhancements to investors in the notes issued by the trusts. Credit enhancements can include the following:

•	Subordinated certificates—which are securities issued by the trusts that are retained by us and are subordinated in priority of payment to the notes.
•	Overcollateralization—which occurs when the principal balance of securitized assets exceed the balance of securities issued by the trust.
•	Excess interest—which allows excess interest collections to be used to cover losses on defaulted loans.
•	Reserve funds—which are restricted cash accounts held by the trusts to cover shortfalls in payments of interest and principal required to be paid on the notes.
•	Yield supplement accounts—which are restricted cash accounts held by the trusts to supplement interest payments on notes.

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

During the six months ended September 30, 2016, we issued notes through asset-backed securitizations totaling $3.4 billion, which were secured by consumer finance receivables with an initial principal balance of $3.5 billion.

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364 day credit agreement, as amended, which expires on March 3, 2017, and a $3.5 billion five-year credit agreement, as amended, which expires on March 7, 2021. At September 30, 2016, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace the credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$1.6 billion ($1.2 billion) credit agreement, as amended, which provides that HCFI may borrow up to C$800 million ($609 million) on a one-year and a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2017 and the five-year tranche of the credit agreement expires on March 24, 2021. At September 30, 2016, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI, respectively, to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of September 30, 2016, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow it access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. At September 30, 2016, no amounts were drawn upon under these agreements. These agreements expire in September 2017. AHFC intends to renew these credit agreements prior to or on their expiration dates.

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

•

cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•

ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of September 30, 2016 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of $5 million during both the three months ended September 30, 2016 and 2015, and $10 million and $9 million during the six months ended September 30, 2016 and 2015, respectively, pursuant to these support compensation agreements.

Indebtedness of Consolidated Subsidiaries

As of September 30, 2016, AHFC and its consolidated subsidiaries had $56.1 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $14.9 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

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

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending September 30,
	Total	2017	2018	2019	2020	2021	Thereafter
	(U.S. dollars in millions)
Unsecured debt obligations (1)	$37,291	$14,860	$5,780	$7,135	$3,466	$3,819	$2,231
Secured debt obligations (1)	8,534	4,635	2,508	1,142	206	43	—
Interest payments on debt (2)	1,706	579	440	306	174	103	104
Operating lease obligations	42	8	8	6	5	3	12
Total	$47,573	$20,082	$8,736	$8,589	$3,851	$3,968	$2,347

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of September 30, 2016.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of September 30, 2016.

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

Critical Accounting Policies

Critical accounting policies are those accounting policies that require the application of our most difficult, subjective, or complex judgments, often requiring us to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods, or for which the use of different estimates that could have reasonably been used in the current period would have had a material impact on the presentation of our financial condition, cash flows, and results of operations. The impact and any associated risks related to these estimates on our financial condition, cash flows, and results of operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operation” where such estimates affect reported and expected financial results. Different assumptions or changes in economic circumstances could result in additional changes to the determination of the allowance for credit losses and the determination of lease residual values.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve month period ended September 30, 2016, our provision for credit losses would have increased by approximately $26 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve month period ended September 30, 2016, we would have recognized an additional $12 million in early termination losses in our consolidated statement of income during the period.

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

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of September 30, 2016 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $63 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $9 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of September 30, 2016. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2016, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 10, 2016

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

4.5(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.6	Form of Fixed Rate Medium-Term Note, Series A(6) and Form of Floating Rate Medium-Term Note, Series A(7).
12.1(8)	Statement regarding computation of ratio of earnings to fixed charges
31.1(8)	Certification of Principal Executive Officer
31.2(8)	Certification of Principal Financial Officer
32.1(9)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(9)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(8)	XBRL Instance Document
101.SCH(8)	XBRL Taxonomy Extension Schema Document
101.CAL(8)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(8)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(8)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(8)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(3)	Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(4)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.
(5)	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
(6)	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated February 12, 2014.
(7)	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 10, 2016.
(8)	Filed herewith.
(9)	Furnished herewith.