Form 10-Q
period 2016-12-31
AMERICAN HONDA FINANCE CORP
filed 2017-02-10
CIK 864270

od

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 31, 2017, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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

For the quarter ended December 31, 2016

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

ii

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. dollars in millions, except share amounts)

	December 31,	March 31,
	2016	2016
Assets
Cash and cash equivalents	$711	$658
Finance receivables, net	35,751	35,793
Investment in operating leases, net	30,974	28,247
Due from Parent and affiliated companies	215	132
Income taxes receivable	284	514
Vehicles held for disposition	421	216
Other assets	887	751
Derivative instruments	248	342
Total assets	$69,491	$66,653
Liabilities and Equity
Debt	$46,168	$44,776
Due to Parent and affiliated companies	78	81
Accrued interest expense	135	110
Deferred income taxes	8,715	8,109
Other liabilities	1,382	1,293
Derivative instruments	441	216
Total liabilities	56,919	54,585
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of December 31, 2016 and March 31, 2016	1,366	1,366
Retained earnings	10,603	10,104
Accumulated other comprehensive loss	(117)	(92)
Total shareholder’s equity	11,852	11,378
Noncontrolling interest in subsidiary	720	690
Total equity	12,572	12,068
Total liabilities and equity	$69,491	$66,653

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	December 31,	March 31,
	2016	2016
Finance receivables, net	$8,583	$7,706
Vehicles held for disposition	5	3
Other assets	354	299
Total assets	$8,942	$8,008

Secured debt	$8,366	$7,594
Accrued interest expense	4	3
Total liabilities	$8,370	$7,597

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenues:
Direct financing leases	$7	$16	$28	$59
Retail	301	297	884	899
Dealer	36	30	108	90
Operating leases	1,609	1,398	4,690	4,059
Total revenues	1,953	1,741	5,710	5,107
Depreciation on operating leases	1,306	1,119	3,738	3,236
Interest expense	186	148	533	431
Net revenues	461	474	1,439	1,440
Gain on disposition of lease vehicles	—	4	18	34
Other income	23	26	67	74
Total net revenues	484	504	1,524	1,548
Expenses:
General and administrative expenses	103	98	309	301
Provision for credit losses	54	43	157	109
Early termination loss on operating leases	19	1	50	30
Loss on lease residual values	4	4	9	7
Loss on derivative instruments	280	65	337	62
Gain on foreign currency revaluation of debt	(160)	(71)	(224)	(36)
Total expenses	300	140	638	473
Income before income taxes	184	364	886	1,075
Income tax expense	65	141	334	385
Net income	119	223	552	690
Less: Net income attributable to noncontrolling interest	21	15	53	44
Net income attributable to American Honda Finance Corporation	$98	$208	$499	$646

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Net income	$119	$223	$552	$690
Other comprehensive loss:
Foreign currency translation adjustment	(34)	(51)	(48)	(117)
Comprehensive income	85	172	504	573
Less: Comprehensive income/(loss) attributable to noncontrolling interest	5	(10)	30	(12)
Comprehensive income attributable to American Honda Finance Corporation	$80	$182	$474	$585

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	loss	stock	interest
Balance at March 31, 2015	$11,190	$9,248	$(75)	$1,366	$651
Net income	690	646	—	—	44
Other comprehensive loss	(117)	—	(61)	—	(56)
Balance at December 31, 2015	$11,763	$9,894	$(136)	$1,366	$639

Balance at March 31, 2016	$12,068	$10,104	$(92)	$1,366	$690
Net income	552	499	—	—	53
Other comprehensive loss	(48)	—	(25)	—	(23)
Balance at December 31, 2016	$12,572	$10,603	$(117)	$1,366	$720

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in millions)

	Nine months ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income	$552	$690
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	123	(118)
Loss on lease residual values and provision for credit losses	166	116
Early termination loss on operating leases	50	30
Depreciation and amortization	3,743	3,239
Accretion of unearned subsidy income	(919)	(830)
Amortization of deferred dealer participation and IDC	235	239
Gain on disposition of lease vehicles and fixed assets	(18)	(34)
Deferred income taxes	613	735
Changes in operating assets and liabilities:
Income taxes receivable/payable	230	(594)
Other assets	(97)	—
Accrued interest/discounts on debt	37	31
Other liabilities	113	83
Due to/from Parent and affiliated companies	(86)	28
Net cash provided by operating activities	4,742	3,615
Cash flows from investing activities:
Finance receivables acquired	(12,637)	(10,951)
Principal collected on finance receivables	12,155	12,907
Net change in wholesale loans	(66)	98
Purchase of operating lease vehicles	(12,397)	(11,566)
Disposal of operating lease vehicles	5,355	5,055
Cash received for unearned subsidy income	1,178	998
Other investing activities, net	(63)	(41)
Net cash used in investing activities	(6,475)	(3,500)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	32,940	27,424
Paydown of commercial paper	(30,964)	(26,852)
Proceeds from issuance of related party debt	8,157	15,338
Paydown of related party debt	(8,610)	(16,654)
Proceeds from issuance of medium term notes and other debt	6,222	5,832
Paydown of medium term notes and other debt	(6,751)	(5,301)
Proceeds from issuance of secured debt	4,523	3,503
Paydown of secured debt	(3,729)	(3,354)
Net cash provided by/(used in) financing activities	1,788	(64)
Effect of exchange rate changes on cash and cash equivalents	(2)	(10)
Net increase in cash and cash equivalents	53	41
Cash and cash equivalents at beginning of period	658	634
Cash and cash equivalents at end of period	$711	$675
Supplemental disclosures of cash flow information:
Interest paid	$475	$386
Income taxes paid/(received)	(509)	254

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

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date for the Company from April 1, 2017 to April 1, 2018 while permitting early adoption as of April 1, 2017. The FASB has also issued several other updates to ASU 2014-09 with targeted improvements and clarifications. The Company’s ongoing major sources of revenues are from lease and loan contracts, which are within the scope of other accounting standards. The Company continues to evaluate other contracts that are within the scope of this ASU. The adoption of this standard is not expected to have a material impact on the consolidated financial statements. The Company plans to adopt the new guidance effective April 1, 2018.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments are effective for the Company beginning April 1, 2018. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in ASC 840, Leases. Lessor accounting remains largely unchanged from current GAAP. The primary effect of adopting the new standard will be the requirement to record right-of-use assets and lease liabilities for the Company’s current operating leases as lessee. The Company continues to evaluate the application of the requirements of this standard. The amendments are effective for the Company beginning April 1, 2019. Early adoption is permitted. The Company plans to adopt the new guidance effective April 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is currently assessing the impact of this standard on the consolidated financial statements. In general, the allowance for credit losses is expected to increase when changing from an incurred loss to expected loss methodology. The models and methodologies that are currently used in estimating the allowance for credit losses are being evaluated to identify the changes necessary to meet the requirements of the new standard. The amendments are effective for the Company beginning April 1, 2020, with early adoption permitted as of April 1, 2019.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents, and that an entity disclose information about the nature of such restricted amounts. The Company’s restricted cash consists primarily of reserve funds and yield supplement accounts held in securitization trusts. Net changes in these restricted cash balances are currently reported within investing activities in the Company’s statement of cash flows. The amendments are effective retrospectively for the Company beginning April 1, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact of this standard on the consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2)	Finance Receivables

Finance receivables consisted of the following:

	December 31, 2016
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$515	$30,905	$4,874	$36,294
Allowance for credit losses	(1)	(125)	—	(126)
Write-down of lease residual values	(15)	—	—	(15)
Unearned interest income and fees	(11)	—	—	(11)
Deferred dealer participation and IDC	—	371	—	371
Unearned subsidy income	(14)	(748)	—	(762)
Finance receivables, net	$474	$30,403	$4,874	$35,751

	March 31, 2016
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$1,011	$30,467	$4,771	$36,249
Allowance for credit losses	(2)	(91)	—	(93)
Write-down of lease residual values	(16)	—	—	(16)
Unearned interest income and fees	(26)	—	—	(26)
Deferred dealer participation and IDC	1	361	—	362
Unearned subsidy income	(33)	(650)	—	(683)
Finance receivables, net	$935	$30,087	$4,771	$35,793

Finance receivables include retail loans with a principal balance of $8.7 billion and $7.8 billion as of December 31, 2016 and March 31, 2016, respectively, which have been transferred to securitization trusts and considered to be legally isolated but do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

The uninsured portions of the direct financing lease residual values were $95 million and $173 million at December 31, 2016 and March 31, 2016, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $12 million and $7 million for the three months ended December 31, 2016 and 2015, respectively, and $28 million and $20 million for the nine months ended December 31, 2016 and 2015, respectively.

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

There were no modifications to dealer loans that constituted troubled debt restructurings during the nine months ended December 31, 2016 and 2015.

The Company generally does not grant concessions on consumer finance receivables that are considered to be troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the nine months ended December 31, 2016 and 2015. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered to be troubled debt restructurings since the deferrals are deemed to be insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and nine months ended December 31, 2016
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, October 1, 2016	$2	$121	$—	$123
Provision	(1)	48	—	47
Charge-offs	(1)	(62)	—	(63)
Recoveries	1	18	—	19
Effect of translation adjustment	—	—	—	—
Ending balance, December 31, 2016	$1	$125	$—	$126
Beginning balance, April 1, 2016	$2	$91	$—	$93
Provision	—	139	—	139
Charge-offs	(2)	(162)	—	(164)
Recoveries	1	57	—	58
Effect of translation adjustment	—	—	—	—
Ending balance, December 31, 2016	$1	$125	$—	$126
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1	125	—	126
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$1	$1
Collectively evaluated for impairment	490	30,528	4,873	35,891

	Three and nine months ended December 31, 2015
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, October 1, 2015	$2	$91	$—	$93
Provision	1	37	—	38
Charge-offs	(1)	(54)	—	(55)
Recoveries	—	18	—	18
Effect of translation adjustment	—	(1)	—	(1)
Ending balance, December 31, 2015	$2	$91	$—	$93
Beginning balance, April 1, 2015	$2	$84	$—	$86
Provision	2	94	(1)	95
Charge-offs	(3)	(139)	—	(142)
Recoveries	1	53	1	55
Effect of translation adjustment	—	(1)	—	(1)
Ending balance, December 31, 2015	$2	$91	$—	$93
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	2	91	—	93
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$1	$1
Collectively evaluated for impairment	1,048	30,629	4,151	35,828

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 – 59 days	60 – 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
December 31, 2016
Retail loans:
New auto	$206	$48	$11	$265	$25,650	$25,915
Used and certified auto	66	16	3	85	3,380	3,465
Motorcycle and other	14	5	3	22	1,126	1,148
Total retail	286	69	17	372	30,156	30,528
Direct financing leases	4	1	1	6	484	490
Dealer loans:
Wholesale flooring	2	—	—	2	3,963	3,965
Commercial loans	—	—	—	—	909	909
Total dealer loans	2	—	—	2	4,872	4,874
Total finance receivables	$292	$70	$18	$380	$35,512	$35,892

March 31, 2016
Retail loans:
New auto	$181	$29	$8	$218	$25,652	$25,870
Used and certified auto	55	8	2	65	3,163	3,228
Motorcycle and other	11	3	2	16	1,064	1,080
Total retail	247	40	12	299	29,879	30,178
Direct financing leases	6	1	—	7	946	953
Dealer loans:
Wholesale flooring	1	1	—	2	3,913	3,915
Commercial loans	—	—	—	—	856	856
Total dealer loans	1	1	—	2	4,769	4,771
Total finance receivables	$254	$42	$12	$308	$35,594	$35,902

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

Subsequent to origination, collection experience provides a current indication of the credit quality of consumer finance receivables. The likelihood of accounts charging off is significantly higher once an account becomes 60 days delinquent. Accounts that are current or less than 60 days past due are considered to be performing. Accounts that are 60 days or more past due are considered to be nonperforming. The table below presents the Company’s portfolio of retail loans and direct financing leases by this credit quality indicator:

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
December 31, 2016
Performing	$25,856	$3,446	$1,140	$488	$30,930
Nonperforming	59	19	8	2	88
Total	$25,915	$3,465	$1,148	$490	$31,018

March 31, 2016
Performing	$25,833	$3,218	$1,075	$952	$31,078
Nonperforming	37	10	5	1	53
Total	$25,870	$3,228	$1,080	$953	$31,131

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

	December 31, 2016			March 31, 2016
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$2,686	$631	$3,317	$2,707	$600	$3,307
Group B	1,279	278	1,557	1,208	256	1,464
Total	$3,965	$909	$4,874	$3,915	$856	$4,771

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	December 31,	March 31,
	2016	2016
	(U.S. dollars in millions)
Operating lease vehicles	$38,996	$35,204
Accumulated depreciation	(6,814)	(5,917)
Deferred dealer participation and IDC	119	112
Unearned subsidy income	(1,260)	(1,092)
Estimated early termination losses	(67)	(60)
Investment in operating leases, net	$30,974	$28,247

The Company recognized $19 million and $1 million of estimated early termination losses due to lessee defaults for the three months ended December 31, 2016 and 2015, respectively. Actual net losses realized for the three months ended December 31, 2016 and 2015 totaled $19 million and $14 million, respectively. The Company recognized $50 million and $30 million of estimated early termination losses due to lessee defaults for the nine months ended December 31, 2016 and 2015, respectively. Actual net losses realized for the nine months ended December 31, 2016 and 2015 totaled $43 million and $32 million, respectively.

Included in the provision for credit losses for the three months ended December 31, 2016 and 2015 are provisions related to past due receivables on operating leases in the amounts of $7 million and $5 million, respectively. Included in the provision for credit losses for the nine months ended December 31, 2016 and 2015 are provisions related to past due receivables on operating leases in the amounts of $18 million and $14 million, respectively.

No impairment losses due to declines in estimated residual values were recognized during the nine months ended December 31, 2016 and 2015.

(4)	Debt

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2016	2016	2016	2016	2016	2016
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$6,564	$4,614	0.78%	0.60%	0.65 - 1.00%	0.41 - 0.88%
Related party debt	1,790	2,284	0.84%	0.69%	0.64 - 0.95%	0.42 - 0.88%
Bank loans	5,975	7,309	1.50%	1.18%	1.24 - 1.85%	0.97 - 1.73%
Private MTN program	3,695	5,443	3.44%	2.80%	1.50 - 7.63%	1.01 - 7.63%
Public MTN program	16,429	14,479	1.60%	1.47%	0.08 - 2.63%	0.18 - 2.63%
Euro MTN programme	1,083	1,173	1.79%	1.72%	1.37 - 2.23%	1.12 - 2.23%
Other debt	2,266	1,880	1.86%	1.88%	1.23 - 2.35%	1.20 - 2.35%
Total unsecured debt	37,802	37,182
Secured debt	8,366	7,594	1.16%	1.01%	0.62 - 1.62%	0.53 - 1.56%
Total debt	$46,168	$44,776

As of December 31, 2016, the outstanding principal balance of long-term debt with floating interest rates totaled $11.7 billion and long-term debt with fixed interest rates totaled $26.1 billion. As of March 31, 2016, the outstanding principal balance of long-term debt with floating interest rates totaled $14.6 billion and long-term debt with fixed interest rates totaled $23.1 billion.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Commercial Paper

As of both December 31, 2016 and March 31, 2016, the Company had commercial paper programs that provide the Company with available funds of up to $8.5 billion at prevailing market interest rates for periods up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

Outstanding commercial paper averaged $5.9 billion and $5.2 billion during the nine months ended December 31, 2016 and 2015, respectively. The maximum balance outstanding at any month-end during the nine months ended December 31, 2016 and 2015 was $6.6 billion and $5.9 billion, respectively.

Related Party Debt

AHFC issues fixed rate short-term notes to AHM to help fund AHFC’s general corporate operations. The Company incurred interest expense on these notes totaling $1 million and $0.5 million for the three months ended December 31, 2016 and 2015, respectively, and $3 million and $2 million for the nine months ended December 31, 2016 and 2015, respectively.

HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. The Company incurred interest expense on these notes totaling $3 million for both the three months ended December 31, 2016 and 2015, and $9 million and $10 million for the nine months ended December 31, 2016 and 2015, respectively.

Bank Loans

Outstanding bank loans at December 31, 2016 had floating interest rates. Outstanding bank loans have prepayment options. No outstanding bank loans as of December 31, 2016 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under the Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of December 31, 2016 were long-term, with fixed interest rates, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.

Public MTN Program

In August 2016, AHFC filed a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under this program as of December 31, 2016 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euros, or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program as of December 31, 2016 were long-term with either fixed or floating interest rates, and denominated in U.S. dollars, Japanese Yen, or Euros. Notes under this program were issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.

The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Other Debt

The outstanding balances as of December 31, 2016 consisted of private placement debt issued by HCFI denominated in Canadian dollars, with either fixed or floating interest rates. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.

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

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364 day credit agreement, as amended, which expires on March 3, 2017, and a $3.5 billion five-year credit agreement, as amended, which expires on March 7, 2021. As of December 31, 2016, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a $1.2 billion credit agreement, as amended, which provides that HCFI may borrow up to $595 million on a one-year and a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2017 and the five-year tranche of the credit agreement expires on March 24, 2021. As of December 31, 2016, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of December 31, 2016, no amounts were drawn upon under these agreements. These agreements expire in September 2017. AHFC intends to renew these credit agreements prior to or on their expiration dates.

(5)	Derivative Instruments

The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented in the Company’s consolidated balance sheets on a gross basis by counterparty. Refer to Note 13 regarding the valuation of derivative instruments.

	December 31, 2016			March 31, 2016
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$53,396	$246	$161	$51,841	$272	$118
Cross currency swaps	2,739	2	280	2,739	70	98
Gross derivative assets/liabilities		248	441		342	216
Counterparty netting adjustment		(174)	(174)		(128)	(128)
Net derivative assets/liabilities		$74	$267		$214	$88

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The income statement effect of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
	(U.S. dollars in millions)
Interest rate swaps	$(81)	$7	$(88)	$(21)
Cross currency swaps	(199)	(72)	(249)	(41)
Total loss on derivative instruments	$(280)	$(65)	$(337)	$(62)

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

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended		Nine months ended
	December 31,		December 31,
Income statement	2016	2015	2016	2015
	(U.S. dollars in millions)
Revenue:
Subsidy income	$312	$277	$910	$821
Interest expense:
Related party debt	4	3	12	12
Other income:
VSC administration fees	26	24	77	73
General and administrative expenses:
Support Compensation Agreement fees	5	5	15	14
Benefit plan expenses	3	3	8	8
Shared services	15	15	45	46

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	December 31,	March 31,
Balance Sheet	2016	2016
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(750)	$(671)
Investment in operating leases, net:
Unearned subsidy income	(1,255)	(1,088)
Due from Parent and affiliated companies	215	132

Liabilities:
Debt:
Related party debt	$1,790	$2,284
Due to Parent and affiliated companies	78	81
Accrued interest expenses:
Related party debt	2	2
Other liabilities:
VSC unearned administrative fees	392	380
Accrued benefit expenses	64	48

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

Other

AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the three months ended December 31, 2016 and 2015, the Company recognized $1 million and less than $1 million, respectively, and during both the nine months ended December 31, 2016 and 2015, the Company recognized $5 million, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.

As a result of the recall of certain Honda and Acura vehicles announced in the fourth quarter of the fiscal year ended March 31, 2016, the Company has been experiencing delays in the disposition of returned lease vehicles and repossessed vehicles. HCI has agreed to compensate the Company for certain costs resulting from the delay in disposition of affected vehicles in Canada.

The majority of the amounts due from the Parent and affiliated companies at December 31, 2016 and March 31, 2016 related to subsidies. The majority of the amounts due to the Parent and affiliated companies at December 31, 2016 and March 31, 2016 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7)	Income Taxes

The Company’s effective tax rate was 35.3% and 38.7% for the three months ended December 31, 2016 and 2015, respectively, and 37.7% and 35.8% for the nine months ended December 31, 2016 and 2015, respectively. The decrease in the effective tax rate for the three months ended December 31, 2016 was primarily due to the relative effect of retroactive U.S. tax law changes, enacted in December 2015, on AHFC’s deduction for qualified domestic production activities allocated between the Parent and affiliated companies, and the effect of tax law changes in apportionment methods and tax rates in certain states. The increase in the effective tax rate for the nine months ended December 31, 2016 was primarily due to law changes in apportionment methods and tax rates in certain states.

Foreign undistributed earnings are generally subject to U.S. taxation when repatriated and when subject to U.S. taxation may generally be offset by foreign tax credits. To date, the Company has not provided for federal income taxes on its share of the undistributed earnings of its foreign subsidiary, HCFI, that are intended to be indefinitely reinvested outside the United States. At December 31, 2016, $750 million of accumulated undistributed earnings of HCFI were deemed to be so reinvested. If the undistributed earnings as of December 31, 2016 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $174 million. The Company does not expect to repatriate any undistributed earnings in the foreseeable future.

The Protecting Americans from Tax Hikes Act of 2015, signed on December 18, 2015, enacted the tax law that defers the imposition of U.S. taxes on certain foreign active financing income until that income is repatriated to the U.S. as a dividend. AHFC will no longer recognize tax on its share of such income to the extent it is indefinitely reinvested.

The changes in the unrecognized tax benefits for the nine months ended December 31, 2016 were not significant. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of the fiscal year ending March 31, 2017.

As of December 31, 2016, the Company is subject to examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2016, with the exception of one state which is subject to examination for returns filed for the taxable years ended March 31, 2001 through 2016. The Company’s Canadian subsidiary, HCFI, is subject to federal examination for returns filed for the taxable years ended March 31, 2010 through 2016, and provincial examination for returns filed for the taxable years ended March 31, 2009 through 2016. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Commitments and Contingencies

The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was $3 million for both the three months ended December 31, 2016 and 2015, and $8 million for both the nine months ended December 31, 2016 and 2015.

The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. The unused balance of commercial revolving lines of credit was $145 million as of December 31, 2016. The Company also has commitments to finance the construction of auto dealerships. The remaining unfunded balance for these construction loans was $22 million as of December 31, 2016.

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

During the nine months ended December 31, 2016 and 2015, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $4.9 billion and $3.5 billion, respectively. The notes were secured by receivables with an initial principal balance of $5.1 billion and $4.6 billion, respectively.

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

	December 31,	March 31,
	2016	2016
	(U.S. dollars in millions)
Assets:
Finance receivables	$8,723	$7,819
Unamortized costs and subsidy income, net	(128)	(103)
Allowance for credit losses	(12)	(10)
Finance receivables, net	8,583	7,706
Vehicles held for disposition	5	3
Restricted cash (1)	345	291
Accrued interest receivable (1)	9	8
Total assets	$8,942	$8,008
Liabilities:
Secured debt	$8,378	$7,605
Unamortized discounts and fees	(12)	(11)
Secured debt, net	8,366	7,594
Accrued interest expense	4	3
Total liabilities	$8,370	$7,597

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of December 31, 2016 and March 31, 2016, AHFC and HCFI had combined cash collections of $435 million and $422 million, respectively, which were required to be remitted to the trusts.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10)	Other Assets

Other assets consisted of the following:

	December 31,	March 31,
	2016	2016
	(U.S. dollars in millions)
Accrued interest and fees	$78	$75
Other receivables	144	99
Deferred expense	172	173
Software, net of accumulated amortization of $136 and $134 as of December 31, 2016 and March 31, 2016, respectively	34	30
Property and equipment, net of accumulated depreciation of $17 and $17 as of December 31, 2016 and March 31, 2016, respectively	7	8
Restricted cash	369	315
Other	83	51
Total	$887	$751

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $2 million and $1 million for the three months ended December 31, 2016 and 2015, respectively, and $5 million and $3 million for the nine months ended December 31, 2016 and 2015, respectively.

(11)	Other Liabilities

Other liabilities consisted of the following:

	December 31,	March 31,
	2016	2016
	(U.S. dollars in millions)
Dealer payables	$172	$139
Accounts payable and accrued expenses	297	286
Lease security deposits	64	62
VSC unearned administrative fees (Note 6)	392	380
Unearned income, operating lease	317	282
Uncertain tax positions	14	14
Other	126	130
Total	$1,382	$1,293

(12)	Other Income

Other income consisted of the following:

	Three months ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
	(U.S. dollars in millions)
VSC administration (Note 6)	$26	$24	$77	$73
Other	(3)	2	(10)	1
Total	$23	$26	$67	$74

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13)	Fair Value Measurements

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

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$246	$—	$246
Cross currency swaps	—	2	—	2
Total assets	$—	$248	$—	$248
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$161	$—	$161
Cross currency swaps	—	280	—	280
Total liabilities	$—	$441	$—	$441

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$272	$—	$272
Cross currency swaps	—	70	—	70
Total assets	$—	$342	$—	$342
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$118	$—	$118
Cross currency swaps	—	98	—	98
Total liabilities	$—	$216	$—	$216

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the nine months ended December 31, 2016 and 2015. Refer to Note 5 for additional information on derivative instruments.

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment (1)
	(U.S. dollars in millions)
December 31, 2016
Vehicles held for disposition	$—	$—	$346	$346	$61

December 31, 2015
Vehicles held for disposition	$—	$—	$116	$116	$22

(1)

The adjustments to vehicles held for disposition as of December 31, 2016 include $2 million of adjustments that were recognized during the three months ended March 31, 2016, $5 million during the three months ended June 30, 2016, $7 million during the three months ended September 30, 2016 and $47 million during the three months ended December 31, 2016. The adjustments to vehicles held for disposition as of December 31, 2015 were recognized during the three months ended December 31, 2015.

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

	December 31, 2016
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$711	$711	$—	$—	$711
Dealer loans, net	4,874	—	—	4,696	4,696
Retail loans, net	30,403	—	—	30,568	30,568
Restricted cash	369	369	—	—	369

Liabilities:
Commercial paper	$6,564	$—	$6,564	$—	$6,564
Related party debt	1,790	—	1,791	—	1,791
Bank loans	5,975	—	5,997	—	5,997
Medium term note programs	21,207	—	21,385	—	21,385
Other debt	2,266	—	2,278	—	2,278
Secured debt	8,366	—	8,362	—	8,362

	March 31, 2016
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$658	$658	$—	$—	$658
Dealer loans, net	4,771	—	—	4,597	4,597
Retail loans, net	30,087	—	—	30,295	30,295
Restricted cash	315	315	—	—	315

Liabilities:
Commercial paper	$4,614	$—	$4,615	$—	$4,615
Related party debt	2,284	—	2,284	—	2,284
Bank loans	7,309	—	7,302	—	7,302
Medium term note programs	21,095	—	21,524	—	21,524
Other debt	1,880	—	1,894	—	1,894
Secured debt	7,594	—	7,601	—	7,601

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

Fair value information presented in the tables above is based on information available at December 31, 2016 and March 31, 2016. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial information for the three and nine months ended or at December 31, 2016 and 2015 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended December 31, 2016
Revenues:
Direct financing leases	$—	$7	$—	$7
Retail	260	41	—	301
Dealer	33	3	—	36
Operating leases	1,404	205	—	1,609
Total revenues	1,697	256	—	1,953
Depreciation on operating leases	1,137	169	—	1,306
Interest expense	163	23	—	186
Realized (gains)/losses on derivatives and foreign currency denominated debt	(11)	4	7	—
Net revenues	408	60	(7)	461
Gain/(Loss) on disposition of lease vehicles	(3)	3	—	—
Other income	21	2	—	23
Total net revenues	426	65	(7)	484
Expenses:
General and administrative expenses	90	13	—	103
Provision for credit losses	51	3	—	54
Early termination loss on operating leases	17	2	—	19
Loss on lease residual values	—	4	—	4
(Gain)/Loss on derivative instruments	—	—	280	280
(Gain)/Loss on foreign currency revaluation of debt	—	—	(160)	(160)
Income before income taxes	$268	$43	$(127)	$184
Nine months ended December 31, 2016
Revenues:
Direct financing leases	$—	$28	$—	$28
Retail	766	118	—	884
Dealer	98	10	—	108
Operating leases	4,122	568	—	4,690
Total revenues	4,986	724	—	5,710
Depreciation on operating leases	3,269	469	—	3,738
Interest expense	467	66	—	533
Realized (gains)/losses on derivatives and foreign currency denominated debt	(24)	14	10	—
Net revenues	1,274	175	(10)	1,439
Gain/(Loss) on disposition of lease vehicles	10	8	—	18
Other income	63	4	—	67
Total net revenues	1,347	187	(10)	1,524
Expenses:
General and administrative expenses	270	39	—	309
Provision for credit losses	148	9	—	157
Early termination loss on operating leases	45	5	—	50
Loss on lease residual values	—	9	—	9
(Gain)/Loss on derivative instruments	—	—	337	337
(Gain)/Loss on foreign currency revaluation of debt	—	—	(224)	(224)
Income before income taxes	$884	$125	$(123)	$886
December 31, 2016
Finance receivables, net	$31,345	$4,406	$—	$35,751
Investment in operating leases, net	27,240	3,734	—	30,974
Total assets	61,217	8,274	—	69,491

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended December 31, 2015
Revenues:
Direct financing leases	$—	$16	$—	$16
Retail	260	37	—	297
Dealer	27	3	—	30
Operating leases	1,262	136	—	1,398
Total revenues	1,549	192	—	1,741
Depreciation on operating leases	1,007	112	—	1,119
Interest expense	131	17	—	148
Realized (gains)/losses on derivatives and foreign currency denominated debt	4	7	(11)	—
Net revenues	407	56	11	474
Gain/(Loss) on disposition of lease vehicles	3	1	—	4
Other income	25	1	—	26
Total net revenues	435	58	11	504
Expenses:
General and administrative expenses	85	13	—	98
Provision for credit losses	39	4	—	43
Early termination loss on operating leases	—	1	—	1
Loss on lease residual values	—	4	—	4
(Gain)/Loss on derivative instruments	—	—	65	65
(Gain)/Loss on foreign currency revaluation of debt	—	—	(71)	(71)
Income before income taxes	$311	$36	$17	$364
Nine months ended December 31, 2015
Revenues:
Direct financing leases	$—	$59	$—	$59
Retail	789	110	—	899
Dealer	80	10	—	90
Operating leases	3,705	354	—	4,059
Total revenues	4,574	533	—	5,107
Depreciation on operating leases	2,946	290	—	3,236
Interest expense	376	55	—	431
Realized (gains)/losses on derivatives and foreign currency denominated debt	10	21	(31)	—
Net revenues	1,242	167	31	1,440
Gain/(Loss) on disposition of lease vehicles	30	4	—	34
Other income	72	2	—	74
Total net revenues	1,344	173	31	1,548
Expenses:
General and administrative expenses	263	38	—	301
Provision for credit losses	97	12	—	109
Early termination loss on operating leases	27	3	—	30
Loss on lease residual values	—	7	—	7
(Gain)/Loss on derivative instruments	—	—	62	62
(Gain)/Loss on foreign currency revaluation of debt	—	—	(36)	(36)
Income before income taxes	$957	$113	$5	$1,075
December 31, 2015
Finance receivables, net	$31,182	$4,543	$—	$35,725
Investment in operating leases, net	24,591	2,629	—	27,220
Total assets	58,212	7,259	—	65,471

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

This report contains translations of certain foreign currency amounts into U.S. dollars at the rates specified below solely for your convenience. These translations should not be construed as representations that the foreign currency amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated. U.S. dollar equivalents for “C$” (Canadian dollar) amounts are calculated based on the exchange rate on December 31, 2016 of 1.3441 per U.S. dollar.

References in this report to our “fiscal year 2017” and “fiscal year 2016” refer to our fiscal year ending March 31, 2017 and our fiscal year ended March 31, 2016, respectively.

Results of Operations

The following table presents our income before income taxes:

	Three months ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$122	$321	$734	$950
Canada segment	62	43	152	125
Total income before income taxes	$184	$364	$886	$1,075

Comparison of the Three Months Ended December 31, 2016 and 2015

Our consolidated income before income taxes was $184 million during the third quarter of fiscal year 2017 compared to $364 million during the same period in fiscal year 2016. This decline of $180 million, or 49%, was primarily due to an increase in loss on derivative instruments of $215 million, increase in interest expense of $38 million, increase in early termination loss on operating leases of $18 million and an increase in provision for credit losses of $11 million, partially offset by an increase in gain on the revaluation of foreign currency denominated debt of $89 million and an increase in operating lease revenue, net of depreciation, of $24 million.

Comparison of the Nine Months Ended December 31, 2016 and 2015

Our consolidated income before income taxes was $886 million during the first nine months of fiscal year 2017 compared to $1,075 million during the same period in fiscal year 2016. This decline of $189 million, or 18%, was primarily due to an increase in loss on derivative instruments of $275 million, increase in interest expense of $102 million, increase in provision for credit loss of $48 million, a decline in revenue from direct financing leases of $31 million, increase in early termination loss on operating leases of $20 million, a decline in gain on disposition of lease vehicles of $16 million and a decline in revenue from retail loans of $15 million, partially offset by an increase in gain on the revaluation of foreign currency denominated debt of $188 million, increase in operating lease revenue, net of depreciation, of $129 million and an increase in revenue from dealer loans of $18 million.

Segment Results—Comparison of the Three Months Ended December 31, 2016 and 2015

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended		Three months ended		Three months ended
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$7	$16	$7	$16
Retail	260	260	41	37	301	297
Dealer	33	27	3	3	36	30
Operating leases	1,404	1,262	205	136	1,609	1,398
Total revenues	1,697	1,549	256	192	1,953	1,741
Depreciation on operating leases	1,137	1,007	169	112	1,306	1,119
Interest expense	163	131	23	17	186	148
Net revenues	397	411	64	63	461	474
Gain/(Loss) on disposition of lease vehicles	(3)	3	3	1	—	4
Other income	21	25	2	1	23	26
Total net revenues	415	439	69	65	484	504
Expenses:
General and administrative expenses	90	85	13	13	103	98
Provision for credit losses	51	39	3	4	54	43
Early termination loss on operating leases	17	—	2	1	19	1
Loss on lease residual values	—	—	4	4	4	4
(Gain)/Loss on derivative instruments	295	65	(15)	—	280	65
Gain on foreign currency revaluation of debt	(160)	(71)	—	—	(160)	(71)
Income before income taxes	$122	$321	$62	$43	$184	$364

Revenues

Revenue from retail loans in the United States segment was consistent during the third quarter of fiscal year 2017 compared to the same period in fiscal year 2016. Higher yields on our retail loans were offset by lower average outstanding balances. Revenue from retail loans in the Canada segment increased by $4 million, or 11%, primarily due to higher average outstanding retail loans.

Operating lease revenue increased by $142 million, or 11%, in the United States segment and by $69 million, or 51%, in the Canada segment during the third quarter of fiscal year 2017 compared to the same period in fiscal year 2016. The increases in revenue were due to higher average outstanding operating lease assets in both the United States and Canada segments.

Direct financing lease revenue, which is generated only in Canada, declined by $9 million, or 56%, during the third quarter of fiscal year 2017 compared to the same period in fiscal year 2016 due to the continued decline in outstanding direct financing lease assets.

Revenue from dealer loans in the United States segment increased by $6 million, or 22%, during the third quarter of fiscal year 2017 compared to the same period in fiscal year 2016, due to an increase in average outstanding dealer loans and higher yields.

Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $35 million, or 13%, to $312 million during the third quarter of fiscal year 2017 compared to $277 million during the same period in fiscal year 2016. This increase was primarily attributable to higher outstanding incentive leases.

Depreciation on operating leases

Depreciation on operating leases increased by $130 million, or 13%, in the United States segment and by $57 million, or 51%, in the Canada segment during the third quarter of fiscal year 2017 compared to the same period in fiscal year 2016. The increases in depreciation were primarily due to the growth in operating lease assets in both the United States and Canada segments. The increases in depreciation were also due in part to declines in estimated used vehicle prices in both the United States and Canada segments.

Operating lease revenue, net of depreciation, increased by $12 million, or 5%, in the United States segment and by $12 million, or 50%, in the Canada segment during the third quarter of fiscal year 2017 compared to the same period in fiscal year 2016. The increases were primarily attributable to the growth in our operating lease assets.

Interest expense

Interest expense in the United States segment increased by $32 million, or 24%, during the third quarter of fiscal year 2017 compared to the same period in fiscal year 2016. The increase was attributable to higher average cost of debt primarily due to an increase in rates on floating rate debt. Interest expense in the Canada segment increased by $6 million, or 35%, due to an increase in average cost of debt and an increase in average outstanding debt. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

In the United States segment, we recognized a loss on disposition of lease vehicles of $3 million during the third quarter of fiscal year 2017 compared to a gain of $3 million during the same period in fiscal year 2016. The loss during the third quarter of fiscal year 2017 was due to a decline in auction prices during the period and increased valuation adjustments of vehicles held for disposition. We have been experiencing delays in the disposition of returned lease vehicles that were affected by the recall announced in the fourth quarter of fiscal year 2016. As a result, the outstanding balance of vehicles held for disposition has increased and additional valuation adjustments were recognized to reflect the estimated impact of the delays in disposition. The gain on disposition of lease vehicles in the Canada segment increased by $2 million. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Provision for credit losses

The provision for credit losses in the United States segment increased by $12 million, or 31%, during the third quarter of fiscal year 2017 compared to the same period in fiscal year 2016. The increase in the provision was the result of higher net charge-offs and weaker credit performance of recent vintages. The provision for credit losses in the Canada segment declined by $1 million, or 25%, during the third quarter of fiscal year 2017 compared to the same period in fiscal year 2016, due to a slight decline in net charge-offs. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment increased by $17 million during the third quarter of fiscal year 2017 compared to the same period in fiscal year 2016. The increase in early termination losses during the third quarter of fiscal year 2017 was due to the growth in operating lease assets and the increase in our estimate of early termination losses during the period. During the third quarter of fiscal year 2016, we reduced our estimate of early termination losses which lowered the amount of losses we recognized during the period. Early termination losses on operating leases in the Canada segment increased by $1 million during the third quarter of fiscal year 2017 compared to the same period in fiscal year 2016. See “—Financial Condition—Credit Risk” below for more information.

Gain/loss on derivative instruments

In the United States segment, we recognized a loss on derivative instruments of $295 million during the third quarter of fiscal year 2017 compared to a loss of $65 million during the same period in fiscal year 2016. The loss in the third quarter of fiscal year 2017 was attributable to losses on pay float interest rate swaps of $205 million and cross currency swaps of $199 million, which were partially offset by gains on pay fixed interest rate swaps of $109 million. The losses on pay float interest rate swaps and gains on pay fixed interest rate swaps during the third quarter of fiscal year 2017 were due to a rise in interest rates. Losses on cross currency swaps during the third quarter of fiscal year 2017 were due to the U.S. dollar strengthening against the Euro, Sterling, and Yen during the period. In the Canada segment, we recognized a gain on derivative instruments of $15 million during the third quarter of fiscal year 2017 compared to no gain or loss during the same period in fiscal year 2016. The gains during the third quarter of fiscal year 2017 were due a rise in Canadian interest rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $160 million during the third quarter of fiscal year 2017 compared to a gain of $71 million during the same period in fiscal year 2016. The gain during the third quarter of fiscal year 2017 was due to the U.S. dollar strengthening against the Euro, Sterling, and Yen during the period.

Income tax expense

Our consolidated effective tax rate was 35.3% for the third quarter of fiscal year 2017 and 38.7% for the same period in fiscal year 2016. The decrease in the effective tax rate for the third quarter of fiscal year 2017 was primarily due to the relative effect of retroactive U.S. tax law changes, enacted in December 2015, on AHFC’s deduction for qualified domestic production activities allocated between the Parent and affiliated companies, and the effect of tax law changes in apportionment methods and tax rates in certain states. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Segment Results—Comparison of the Nine Months Ended December 31, 2016 and 2015

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Nine months ended		Nine months ended		Nine months ended
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$28	$59	$28	$59
Retail	766	789	118	110	884	899
Dealer	98	80	10	10	108	90
Operating leases	4,122	3,705	568	354	4,690	4,059
Total revenues	4,986	4,574	724	533	5,710	5,107
Depreciation on operating leases	3,269	2,946	469	290	3,738	3,236
Interest expense	467	376	66	55	533	431
Net revenues	1,250	1,252	189	188	1,439	1,440
Gain on disposition of lease vehicles	10	30	8	4	18	34
Other income	63	72	4	2	67	74
Total net revenues	1,323	1,354	201	194	1,524	1,548
Expenses:
General and administrative expenses	270	263	39	38	309	301
Provision for credit losses	148	97	9	12	157	109
Early termination loss on operating leases	45	27	5	3	50	30
Loss on lease residual values	—	—	9	7	9	7
(Gain)/Loss on derivative instruments	350	53	(13)	9	337	62
Gain on foreign currency revaluation of debt	(224)	(36)	—	—	(224)	(36)
Income before income taxes	$734	$950	$152	$125	$886	$1,075

Revenues

Revenue from retail loans in the United States segment declined by $23 million, or 3%, during the first nine months of fiscal year 2017 compared to the same period in fiscal year 2016. The decline in revenue was primarily attributable to lower average outstanding retail loans, which was partially offset by higher yields. Revenue from retail loans in the Canada segment increased by $8 million, or 7%, primarily due to higher average outstanding retail loans.

Operating lease revenue increased by $417 million, or 11%, in the United States segment and by $214 million, or 60%, in the Canada segment during the first nine months of fiscal year 2017 compared to the same period in fiscal year 2016. The increases in revenue were due to higher average outstanding operating lease assets in both the United States and Canada segments.

Direct financing lease revenue, which is generated only in Canada, declined by $31 million, or 53%, during the first nine months of fiscal year 2017 compared to the same period in fiscal year 2016 due to the continued decline in outstanding direct financing lease assets.

Revenue from dealer loans in the United States segment increased by $18 million, or 23%, during the first nine months of fiscal year 2017 compared to the same period in fiscal year 2016, due to an increase in average outstanding dealer loans and higher yields.

Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $89 million, or 11%, to $910 million during the first nine months of fiscal year 2017 compared to $821 million during the same period in fiscal year 2016. This increase was primarily attributable to higher outstanding incentive leases.

Depreciation on operating leases

Depreciation on operating leases increased by $323 million, or 11%, in the United States segment and by $179 million, or 62%, in the Canada segment during the first nine months of fiscal year 2017 compared to the same period in fiscal year 2016. The increases in depreciation were primarily due to the growth in operating lease assets in both the United States and Canada segments. The increases in depreciation were also due in part to declines in estimated used vehicle prices in both the United States and Canada segments.

Operating lease revenue, net of depreciation, increased by $94 million, or 12%, in the United States segment and by $35 million, or 55%, in the Canada segment during the first nine months of fiscal year 2017 compared to the same period in fiscal year 2016. The increases were primarily attributable to the growth in our operating lease assets in both the United States and Canada segments.

Interest expense

Interest expense in the United States segment increased by $91 million, or 24%, during the first nine months of fiscal year 2017 compared to the same period in fiscal year 2016. The increase was attributable to higher average cost of debt primarily due to an increase in rates on floating rate debt. Interest expense in the Canada segment increased by $11 million, or 20%, due to an increase in average outstanding debt and an increase in average cost of debt. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment declined by $20 million, or 67%, during the first nine months of fiscal year 2017 compared to the same period in fiscal year 2016. The lower gain was due to a decline in auction prices during the period and increased valuation adjustments of vehicles held for disposition. We have been experiencing delays in the disposition of returned lease vehicles that were affected by the recall announced in the fourth quarter of fiscal year 2016. As a result, the outstanding balance of vehicles held for disposition has increased and additional valuation adjustments were recognized to reflect the estimated impact of the delays in disposition. The gain on disposition of lease vehicles in the Canada segment increased by $4 million, or 100%. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Provision for credit losses

The provision for credit losses in the United States segment increased by $51 million, or 53%, during the first nine months of fiscal year 2017 compared to the same period in fiscal year 2016. The increase in the provision was the result of higher net charge-offs and increasing our allowance for credit losses to reflect weaker credit performance of recent vintages. The provision for credit losses in the Canada segment declined by $3 million, or 25%, during the first nine months of fiscal year 2017 compared to the same period in fiscal year 2016, due to a slight decline in net charge-offs. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment increased by $18 million, or 67%, during the first nine months of fiscal year 2017 compared to the same period in fiscal year 2016. The increase in early termination losses during the first nine months of fiscal year 2017 was due to the growth in operating lease assets and the increase in our estimate of early termination losses during the period. During the first nine months of fiscal year 2016, we reduced our estimate of early termination losses which lowered the amount of losses we recognized during the period. Early termination losses on operating lease in the Canada segment increased by $2 million, or 67%, primarily due to the growth in operating lease assets. See “—Financial Condition—Credit Risk” below for more information.

Gain/loss on derivative instruments

In the United States segment, we recognized a loss on derivative instruments of $350 million during the first nine months of fiscal year 2017 compared to a loss of $53 million during the same period in fiscal year 2016. The loss in the first nine months of fiscal year 2017 was attributable to losses on pay float interest rate swaps of $225 million and cross currency swaps of $249 million, which were partially offset by gains on pay fixed interest rate swaps of $124 million. The losses on pay float interest rate swaps and gains on pay fixed interest rate swaps during the first nine months of fiscal year 2017 were due to a rise in interest rates. The losses on cross currency swaps during the first nine months of fiscal year 2017 were attributable to the U.S. dollar strengthening against the Euro, Sterling, and Yen during the period. In the Canada segment, we recognized a gain on derivative instruments of $13 million during the first nine months of fiscal year 2017 compared to a loss of $9 million during the same period in fiscal year 2016. The gains during the first nine months of fiscal year 2017 were due a rise in Canadian interest rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $224 million during the first nine months of fiscal year 2017 compared to a gain of $36 million during the same period in fiscal year 2016. The gain during the first nine months of fiscal year 2017 was due to the U.S. dollar strengthening against the Euro, Sterling, and Yen during the period.

Income tax expense

Our consolidated effective tax rate was 37.7% for the first nine months of fiscal year 2017 and 35.8% for the same period in fiscal year 2016. The increase in the effective tax rate for the first nine months of fiscal year 2017 was primarily due to tax law changes in apportionment methods and tax rates in certain states. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended December 31,				Nine months ended December 31,
	2016		2015		2016		2015
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	117	85	84	52	348	239	316	211
Used auto	21	2	16	2	66	5	52	5
Motorcycle	17	3	17	2	58	9	57	8
Other	—	—	—	—	1	1	1	—
Total retail loans	155	90	117	56	473	254	426	224
Leases	113	104	109	85	398	368	371	308

Canada Segment
Retail loans:
New auto	16	15	15	13	54	50	45	40
Used auto	2	1	3	1	7	3	11	5
Motorcycle	1	1	1	1	4	3	5	3
Other	1	—	1	—	1	—	1	—
Total retail loans	20	17	20	15	66	56	62	48
Leases	19	19	20	19	63	63	66	64

Consolidated
Retail loans:
New auto	133	100	99	65	402	289	361	251
Used auto	23	3	19	3	73	8	63	10
Motorcycle	18	4	18	3	62	12	62	11
Other	1	—	1	—	2	1	2	—
Total retail loans	175	107	137	71	539	310	488	272
Leases	132	123	129	104	461	431	437	372

(1)

A unit represents one retail loan or lease contract, as noted, that was originated in the United States and acquired by AHFC or its subsidiaries, or that was originated in Canada and acquired by HCFI, in each case during the period shown.

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

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Three months ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
United States Segment
New auto	56%	49%	58%	55%
Motorcycle	36%	37%	38%	38%

Canada Segment
New auto	78%	81%	78%	76%
Motorcycle	23%	27%	24%	28%

Consolidated
New auto	58%	52%	60%	57%
Motorcycle	35%	36%	37%	37%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	December 31,	March 31,	December 31,	March 31,
	2016	2016	2016	2016
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$22,828	$23,051	1,620	1,673
Used auto	3,089	2,796	230	220
Motorcycle	1,003	939	194	187
Other	46	49	4	5
Total retail loans	$26,966	$26,835	2,048	2,085
Securitized retail loans (2)	$7,752	$7,030	685	636
Investment in operating leases	$27,240	$25,245	1,284	1,196

Canada Segment
Retail loans:
New auto	$3,016	$2,765	215	196
Used auto	345	411	45	52
Motorcycle	73	73	16	15
Other	3	3	2	2
Total retail loans	$3,437	$3,252	278	265
Securitized retail loans (2)	$831	$676	61	45
Direct financing leases	$474	$935	41	69
Investment in operating leases	$3,734	$3,002	200	149

Consolidated
Retail loans:
New auto	$25,844	$25,816	1,835	1,869
Used auto	3,434	3,207	275	272
Motorcycle	1,076	1,012	210	202
Other	49	52	6	7
Total retail loans	$30,403	$30,087	2,326	2,350
Securitized retail loans (2)	$8,583	$7,706	746	681
Direct financing leases	$474	$935	41	69
Investment in operating leases	$30,974	$28,247	1,484	1,345

(1)	A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, retail loan acquisition volumes increased by 11% and lease acquisition volumes increased by 7% during the first nine months of fiscal year 2017 compared to the same period in fiscal year 2016 primarily due to an increase in incentive program volumes. AHM continued to focus their support on lease incentive programs compared with retail loan incentive programs during the first nine months of fiscal year 2017.

In the Canada segment, retail loan acquisition volumes increased by 6% during the first nine months of fiscal year 2017 compared to the same period in fiscal year 2016 primarily due to higher retail loan incentive volumes. Lease acquisition volumes declined by 5% during the first nine months of fiscal year 2017 compared to the same period in fiscal year 2016. Outstanding direct financing lease assets continued to decline and operating lease assets continued to increase during the first nine months of fiscal year 2017 as the result of our remaining direct financing leases maturing and all newly acquired leases being classified as operating leases.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total authorized Honda and Acura dealerships in the United States and/or Canada, as applicable:

	December 31,	March 31,
	2016	2016
United States Segment
Automobile	27%	27%
Motorcycle	97%	97%
Other	21%	22%

Canada Segment
Automobile	35%	34%
Motorcycle	95%	97%
Other	94%	98%

Consolidated
Automobile	28%	28%
Motorcycle	96%	97%
Other	24%	24%
Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
United States Segment
Automobile	27%	27%	27%	27%
Motorcycle	97%	97%	97%	97%
Other	9%	10%	9%	9%

Canada Segment
Automobile	31%	33%	31%	34%
Motorcycle	95%	96%	97%	96%
Other	96%	97%	97%	97%

Consolidated
Automobile	27%	28%	27%	28%
Motorcycle	97%	97%	97%	97%
Other	12%	14%	12%	11%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	December 31,	March 31,	December 31,	March 31,
	2016	2016	2016	2016
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,842	$2,641	111	104
Motorcycle	634	747	87	107
Other	55	64	52	71
Total wholesale flooring loans	$3,531	$3,452	250	282
Commercial loans	$847	$793

Canada Segment
Wholesale flooring loans:
Automobile	$348	$363	16	16
Motorcycle	60	69	9	11
Other	26	31	19	28
Total wholesale flooring loans	$434	$463	44	55
Commercial loans	$62	$63

Consolidated
Wholesale flooring loans:
Automobile	$3,190	$3,004	127	120
Motorcycle	694	816	96	118
Other	81	95	71	99
Total wholesale flooring loans	$3,965	$3,915	294	337
Commercial loans	$909	$856

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the		As of or for the
	three months ended		nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$112	$83	$82	$77
Provision for credit losses	45	34	131	83
Charge-offs, net of recoveries	(41)	(34)	(97)	(77)
Allowance for credit losses at end of period	$116	$83	$116	$83
Allowance as a percentage of ending receivable balance (1)			0.37%	0.26%
Charge-offs as a percentage of average receivable balance (1), (4)	0.52%	0.43%	0.42%	0.32%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$78	$70
As a percentage of ending receivable balance (1), (2)			0.25%	0.22%
Operating leases:
Early termination loss on operating leases	$17	$—	$45	$27
Provision for past due operating lease rental payments (3)	6	5	17	14

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$11	$10	$11	$9
Provision for credit losses	2	4	8	12
Charge-offs, net of recoveries	(3)	(3)	(9)	(10)
Effect of translation adjustment	—	(1)	—	(1)
Allowance for credit losses at end of period	$10	$10	$10	$10
Allowance as a percentage of ending receivable balance (1)			0.21%	0.19%
Charge-offs as a percentage of average receivable balance (1), (4)	0.23%	0.30%	0.23%	0.28%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$9	$8
As a percentage of ending receivable balance (1), (2)			0.20%	0.16%
Operating leases:
Early termination loss on operating leases	$2	$1	$5	$3
Provision for past due operating lease rental payments (3)	1	—	1	—

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$123	$93	$93	$86
Provision for credit losses	47	38	139	95
Charge-offs, net of recoveries	(44)	(37)	(106)	(87)
Effect of translation adjustment	—	(1)	—	(1)
Allowance for credit losses at end of period	$126	$93	$126	$93
Allowance as a percentage of ending receivable balance (1)			0.35%	0.25%
Charge-offs as a percentage of average receivable balance (1), (4)	0.48%	0.41%	0.39%	0.31%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$87	$78
As a percentage of ending receivable balance (1), (2)			0.24%	0.22%
Operating leases:
Early termination loss on operating leases	$19	$1	$50	$30
Provision for past due operating lease rental payments (3)	7	5	18	14

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

(3)	Provisions for past due operating lease rental payments are also included in total provision for credit losses in our consolidated statements of income.
(4)	Percentages for the three and nine months ended December 31, 2016 and 2015 have been annualized.

In the United States segment, the provision for credit losses on our finance receivables was $131 million during the first nine months of fiscal year 2017 compared to $83 million during the same period in fiscal year 2016. The increase in the provision was the result of higher net charge-offs and increasing our allowance for credit losses to reflect weaker credit performance of recent vintages. Default frequencies and loss severities have increased in recent vintages, due in part to the increase in the volume of retail loans with 72 month terms. We recognized early termination losses on operating lease assets of $45 million during the first nine months of fiscal year 2017 compared to $27 million during the same period in fiscal year 2016. The increase in early termination losses during the first nine months of fiscal year 2017 was due to the growth in operating lease assets and the increase in our estimate of early termination losses during the period. During the first nine months of fiscal year 2016, we reduced our estimate of early termination losses which lowered the amount of losses we recognized during the period.

In the Canada segment, the provision for credit losses on our finance receivables was $8 million during the first nine months of fiscal year 2017 compared to $12 million during the same period in fiscal year 2016. The decline in the provision for credit losses was due in part to a slight decline in net charge-offs. Early termination losses on operating lease assets was $5 million during the first nine months of fiscal year 2017 compared to $3 million during the same period in fiscal year 2016. The increase in early termination losses was primarily due to the growth in operating lease assets.

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

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first nine months of fiscal year 2017 and the same period in fiscal year 2016.

We have been experiencing delays in the disposition of returned lease vehicles that were affected by the recall announced in the fourth quarter of fiscal year 2016. The outstanding balance of vehicles held for disposition affected by the recall increased significantly during the first six months of fiscal year 2017. During the third quarter of fiscal year 2017, the outstanding balance of vehicles held for disposition affected by the recall declined as we began repairing and selling the affected vehicles. We expect to complete the recall repairs and sell the remaining affected vehicles in fiscal year 2018.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	57	56	203	197
Sales through auctions and dealer direct programs (3)	29	27	84	84
Total termination units	86	83	287	281

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	11	11	35	35
Sales through auctions and dealer direct programs (3)	2	3	6	6
Total termination units	13	14	41	41

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	68	67	238	232
Sales through auctions and dealer direct programs (3)	31	30	90	90
Total termination units	99	97	328	322

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.

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

Summary of Outstanding Debt

The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average
			contractual interest rate
	December 31,	March 31,	December 31,	March 31,
	2016	2016	2016	2016
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$5,464	$3,587	0.77%	0.54%
Related party debt	600	900	0.71%	0.43%
Bank loans	4,992	6,292	1.50%	1.14%
Private MTN program	3,695	5,443	3.44%	2.80%
Public MTN program	16,429	14,479	1.60%	1.47%
Euro MTN programme	1,083	1,173	1.79%	1.72%
Total unsecured debt	32,263	31,874
Secured debt	7,561	6,938	1.15%	1.00%
Total debt	$39,824	$38,812

Canada Segment
Unsecured debt:
Commercial paper	$1,100	$1,027	0.84%	0.82%
Related party debt	1,190	1,384	0.91%	0.86%
Bank loans	983	1,017	1.48%	1.45%
Other debt	2,266	1,880	1.86%	1.88%
Total unsecured debt	5,539	5,308
Secured debt	805	656	1.23%	1.19%
Total debt	$6,344	$5,964

Consolidated
Unsecured debt:
Commercial paper	$6,564	$4,614	0.78%	0.60%
Related party debt	1,790	2,284	0.84%	0.69%
Bank loans	5,975	7,309	1.50%	1.18%
Private MTN program	3,695	5,443	3.44%	2.80%
Public MTN program	16,429	14,479	1.60%	1.47%
Euro MTN programme	1,083	1,173	1.79%	1.72%
Other debt	2,266	1,880	1.86%	1.88%
Total unsecured debt	37,802	37,182
Secured debt	8,366	7,594	1.16%	1.01%
Total debt	$46,168	$44,776

Commercial Paper

As of December 31, 2016, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.5 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the nine months ended December 31, 2016, consolidated commercial paper month-end outstanding principal balances ranged from $4.7 billion to $6.6 billion and the outstanding daily balance averaged $5.9 billion.

Related Party Debt

AHFC issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days. During the nine months ended December 31, 2016, consolidated related party debt month-end principal balances ranged from $1.8 billion to $2.3 billion and the outstanding daily balance averaged $2.0 billion.

Bank Loans

During the nine months ended December 31, 2016, AHFC entered into two floating rate term loan agreements for an aggregate of $800 million and HCFI entered into two floating rate term loan agreements for an aggregate of C$375 million ($279 million). As of December 31, 2016, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $37 million to $600 million. As of December 31, 2016, the remaining maturities of all bank loans outstanding ranged from 20 days to approximately 5.7 years. The weighted average remaining maturities on all bank loans was 2.7 years as of December 31, 2016.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of December 31, 2016, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under the Rule 144A Private MTN Program. As of December 31, 2016, the remaining maturities of Private MTNs outstanding ranged from 59 days to approximately 4.7 years. The weighted average remaining maturities of Private MTNs was 1.8 years as of December 31, 2016. Interest rates on outstanding Private MTNs were fixed. Private MTNs were issued pursuant to the terms of an issuing and paying agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of December 31, 2016, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.

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

The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the nine months ended December 31, 2016, AHFC issued $4.7 billion aggregate principal amount of U.S. dollar denominated MTNs, with an original maturity ranging from 2.0 years to 10.0 years, bearing interest at fixed and floating rates. As of December 31, 2016, the remaining maturities of all Public MTNs outstanding ranged from 125 days to approximately 9.7 years. The weighted average remaining maturities of all Public MTNs was 2.6 years as of December 31, 2016.

The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of December 31, 2016, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturity. As of December 31, 2016, the remaining maturities of Euro MTNs outstanding under this program ranged from 20 days to approximately 6.1 years. The weighted average remaining maturities of all Euro MTNs was 2.5 years as of December 31, 2016. Interest rates on outstanding Euro MTNs are fixed or floating. Euro MTNs were issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2016, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	December 31,	March 31,
	2016	2016
	(U.S. dollars in millions)
U.S. dollar	$18,831	$18,501
Euro	2,044	2,210
Sterling	306	357
Japanese yen	26	27
Total	$21,207	$21,095

Other Debt

HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the nine months ended December 31, 2016, HCFI entered into two private placement trades for an aggregate of C$600 million ($446 million). As of December 31, 2016, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 97 days to approximately 4.9 years. The weighted average remaining maturities of these notes was 2.3 years as of December 31, 2016.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2016, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

During the nine months ended December 31, 2016, we issued notes through asset-backed securitizations totaling $4.9 billion, which were secured by consumer finance receivables with an initial principal balance of $5.1 billion.

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364 day credit agreement, as amended, which expires on March 3, 2017, and a $3.5 billion five-year credit agreement, as amended, which expires on March 7, 2021. As of December 31, 2016, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$1.6 billion ($1.2 billion) credit agreement, as amended, which provides that HCFI may borrow up to C$800 million ($595 million) on a one-year and a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2017 and the five-year tranche of the credit agreement expires on March 24, 2021. As of December 31, 2016, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI, respectively, to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of December 31, 2016, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow it access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of December 31, 2016, no amounts were drawn upon under these agreements. These agreements expire in September 2017. AHFC intends to renew these credit agreements prior to or on their expiration dates.

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

•

cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•

ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of December 31, 2016 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of $5 million during both the three months ended December 31, 2016 and 2015, and $15 million and $14 million during the nine months ended December 31, 2016 and 2015, respectively, pursuant to these support compensation agreements.

Indebtedness of Consolidated Subsidiaries

As of December 31, 2016, AHFC and its consolidated subsidiaries had $56.9 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $14.8 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

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

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending December 31,
	Total	2017	2018	2019	2020	2021	Thereafter
	(U.S. dollars in millions)
Unsecured debt obligations (1)	$37,872	$15,463	$7,180	$5,812	$3,160	$4,407	$1,850
Secured debt obligations (1)	8,378	4,452	2,555	1,145	226	—	—
Interest payments on debt (2)	1,692	591	451	278	183	110	79
Operating lease obligations	39	8	7	6	4	3	11
Total	$47,981	$20,514	$10,193	$7,241	$3,573	$4,520	$1,940

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of December 31, 2016.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of December 31, 2016.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve month period ended December 31, 2016, our provision for credit losses would have increased by approximately $27 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve month period ended December 31, 2016, we would have recognized an additional $12 million in early termination losses in our consolidated statement of income during the period.

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

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of December 31, 2016 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $66 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $11 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of December 31, 2016. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2016, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 10, 2017

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