Form 10-K
period 2017-03-31
AMERICAN HONDA FINANCE CORP
filed 2017-06-22
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-36111

AMERICAN HONDA FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
20800 Madrona Avenue, Torrance, California	90503
(Address of principal executive offices)	(Zip Code)

(310) 972-2555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
2.125% Medium-Term Notes, Series A Due October 10, 2018	New York Stock Exchange
Floating Rate Medium-Term Notes, Series A Due March 11, 2019	New York Stock Exchange
1.300% Medium-Term Notes, Series A Due March 21, 2022 2.625% Medium-Term Notes, Series A Due October 14, 2022	New York Stock Exchange New York Stock Exchange
1.375% Medium-Term Notes, Series A Due November 10, 2022	New York Stock Exchange
0.750% Medium-Term Notes, Series A Due January 17, 2024	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 31, 2017, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

Documents incorporated by reference: None

REDUCED DISCLOSURE FORMAT

American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly-owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended March 31, 2017

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “scheduled,” or “anticipates” or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. In addition, all information included herein with respect to projected or future results of operations, cash flows, financial condition, financial performance, or other financial or statistical matters constitute forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and that may be incapable of being realized. The following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements:

•	declines in the financial condition or performance of Honda Motor Co., Ltd. or the sales of Honda or Acura products;
•	changes in economic and general business conditions;
•	fluctuations in interest rates and currency exchange rates;
•	the failure of our customers, dealers or counterparties in the financial industry to meet the terms of any contracts with us, or otherwise fail to perform as agreed;
•	our inability to recover the estimated residual value of leased vehicles at the end of their lease terms;
•	changes or disruption in our funding sources or access to the capital markets;
•	changes in our, or Honda Motor Co., Ltd.’s, credit ratings;
•	increases in competition from other financial institutions seeking to increase their share of financing of Honda and Acura products;
•	changes in laws and regulations, including the result of financial services legislation, and related costs;
•	changes in accounting standards;
•	a failure or interruption in our operations; and
•	a security breach or cyber attack.

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

We acquire retail loans, primarily installment sale contracts, and leases made to retail customers of Honda and Acura products and we offer wholesale flooring and commercial loans to dealers of Honda and Acura products. A small portion of our business also consists of acquiring financings of non-Honda and non-Acura used automobiles and providing wholesale loans to non-Honda and non-Acura dealerships.

AHM and HCI sponsor incentive financing programs in the United States and Canada, respectively. These programs offer promotional rates on loans and leases to purchasers, lessees, and dealers of Honda and Acura products. AHM or HCI, as applicable, pays us a subsidy that enables us to realize a market yield on any financing contract we indirectly or directly finance under these programs.

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

Public Filings

Our filings with the Securities and Exchange Commission (SEC) may be found by accessing the SEC website at www.sec.gov under “Company Filings”. The SEC website contains reports, registration statements, and other information regarding issuers that file with the SEC. The public may obtain additional information by calling the “SEC Toll-Free Investor Information Service” line at 1-800-SEC-0330 (1-800-732-0330). A direct link to the SEC website and certain of our filings is contained on our website located at www.hondafinancialservices.com under “Investor Relations, SEC Filings”. Additionally, we have made available on our website, without charge, electronic copies of our periodic and current reports that have been filed with the SEC.

Investors and others should note that we announce material financial information using the Investor Relations, SEC Filings section of our corporate website (http://www.hondafinancialservices.com). We use our website and press releases to communicate with our investors, customers and the general public about our company, our services and other matters. While not all of the information that we post on our website is of a material nature, some information could be material. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the Investor Relations, SEC Filings section of our website. Currently, we do not use any social media channels for purposes of communicating such information to the public. Any changes to our communication channels will be posted on the investor relations website. We are not incorporating any of the information set forth on our website into this filing on Form 10‑K.

Consumer Financing

Retail Loans

We provide indirect financing to retail customers of Honda and Acura products by acquiring retail loans originated by Honda and Acura dealers. Retail loans are acquired in accordance with our underwriting standards. See “—Underwriting and Pricing of Consumer Financing” below for a description of our underwriting process. The products that we finance consist primarily of new and used Honda and Acura automobiles and Honda motorcycles, power equipment, and marine engines. On a limited basis, we also finance customer purchases of non-Honda and non-Acura used automobiles. Retail loans may also include the financing of insurance products or vehicle service contracts. See “—Vehicle Service Contract Administration” below for more information. The terms of retail loans originated in the United States generally range from 24 to 72 months while the terms of retail loans originated in Canada generally range from 24 to 84 months.

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

Retail Leases

We acquire closed-end vehicle lease contracts between Honda and Acura dealers and their customers primarily for leases of new Honda and Acura automobiles. On a limited basis, we also acquire contracts for leases of used Honda and Acura automobiles and Honda motorcycles. In the case of leases originating in the United States, upon our acquisition of such leases, the dealer assigns all of its rights, title, and interest in the lease and the automobile to either our wholly-owned subsidiary, Honda Lease Trust (HLT) or its trustee, HVT, Inc., depending on the applicable state. HLT is a trust established to take assignments of and serve as holder of legal title to leased automobiles. In the case of leases originating in Canada, upon our acquisition of such leases, the dealer assigns all of its rights, title, and interest in the lease and the vehicle to our majority owned subsidiary HCFI.

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

•

National Processing Center. The National Processing Center is responsible for processing customer payments that cannot be processed through our automated servicing system, providing service to our Regional Offices and other services.

•

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

•

Remarketing Center. The Remarketing Center oversees the disposition of vehicles returned at the end of leases and after repossession. In order to minimize losses at lease maturity, we have developed remarketing strategies to maximize proceeds and minimize disposition costs on vehicles sold at lease termination. We use various channels to sell vehicles returned at lease end, including a dealer direct, on-line program referred to as the Vehicle Inter-Dealer Purchase System (VIPS) and physical auctions. The goal of our VIPS program is to increase dealer purchases of off-lease vehicles thereby reducing our disposition costs of such vehicles. Through VIPS, the dealer accepting return of the leased vehicle (also referred to as the grounding dealer) initially has the exclusive right to purchase the vehicle at the contractual residual value or a market based price. If the vehicle is not purchased by the grounding dealer, it then becomes available to Honda and Acura vehicle dealers through the VIPS online auction. If the vehicle is not sold to a Honda or Acura dealer, the auction is opened to any dealer. Off-lease vehicles that are not purchased through a VIPS auction and all repossessed vehicles are sold at physical auction sites throughout the United States. When deemed necessary, we recondition used vehicles prior to sale in order to enhance the vehicle values at auction. Additionally, vehicles to be sold at public auctions may be relocated in accordance with our goal to minimize oversupply at any given location and maximize sales proceeds.

•

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

In Canada, we have two regional offices that are responsible for acquisition, servicing, collection, and customer service activities related to our retail loans and leases. These offices are located in Quebec and Ontario. Similar to our United States operations, in addition to our servicing regions, we have centralized certain operational functions for our Canadian retail loans and leases. These centralized functions are located in Ontario and include our Customer Retention Centre, Recovery Centre, Collections Centre, Customer Service Centre, and Auctions/Remarketing Centre. The services provided by these centralized functions are comparable to the services provided by our National Service Center in the United States.

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

Wholesale flooring financing is available primarily through revolving lines of credit and may only be used by dealers to finance the purchase of inventory. AHFC will finance new automobiles and motorcycles up to 100% of the dealer invoice price and used automobiles and motorcycles up to 80% of the applicable market value determined in accordance with industry pricing guides in the United States. HCFI will finance new automobiles and motorcycles up to 100% of the dealer invoice price and used automobiles and motorcycles up to the current market value determined in accordance with industry pricing guides in Canada. Dealers pay a variable interest rate on wholesale flooring loans. Wholesale flooring loans must be prepaid at specified intervals and increments and generally must be paid in full upon the sale of the product, although a grace period of three to seven days for payment may be provided to dealers. AHM and HCI sponsor incentive financing programs in the United States and Canada, respectively, to Honda and Acura dealers approved for wholesale flooring loans.

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

In the United States, wholesale flooring loans are serviced at AHFC’s regional offices in California, Texas, Massachusetts, Illinois, North Carolina, Delaware, and Georgia. In Canada, wholesale flooring loans are serviced at HCFI’s headquarters in Ontario.

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

In the United States, commercial loans are serviced at AHFC’s headquarters in California. In Canada, commercial loans are serviced at HCFI’s headquarters in Ontario.

Competition

The automobile financing industry in the United States and Canada is very competitive. Providers of vehicle and similar product financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered, the quality of service provided to dealers and customers, and the strength of dealer relationships.

National and regional commercial banks, credit unions, savings and loan associations, finance companies, and other captive finance companies provide consumer financing for new and used Honda and Acura products. Commercial banks, finance companies, and captive finance companies of other manufacturers also provide inventory financing for Honda and Acura dealers. Our primary competition in the wholesale motorcycle, power equipment, and marine engine financing business tends to be local banks and specialty finance firms that are familiar with the particular characteristics of these businesses. In Canada, commercial banks are strong competitors in the automobile consumer financing business.

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

•

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

•

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

Incentive Financing Programs

AHM and HCI sponsor incentive financing programs in the United States and Canada, respectively. These programs offer promotional rates on loans and leases to purchasers, lessees, and dealers of Honda and Acura products. AHM or HCI, as applicable, pays us a subsidy that enables us to realize a market yield on any financing contract we indirectly or directly finance under these programs. These subsidy payments supplement the revenues on our financing products offered under our incentive financing programs. See “—Consumer Financing—Incentive Financing Programs for Retail Loans and Leases” above for more information.

Related Party Debt

AHFC issues fixed rate short-term notes to AHM to fund AHFC’s general corporate operations. As of March 31, 2017, AHFC had no outstanding notes issued to AHM. HCFI issues fixed rate short-term notes to HCI to fund HCFI’s general corporate operations. See Note 4—Debt of Notes to Consolidated Financial Statements for further information regarding our related party debt.

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

Shared Services

Honda North America, Inc. (HNA), a wholly-owned subsidiary of HMC, provides services to Honda’s North American operations. HNA provides us with information technology, legal, internal audit, and other services pursuant to a shared services agreement. HNA is paid a compensation fee for these services.

In Canada, we also share certain common expenditures with HCI, including professional services, data processing services, insurance policies, software development and facilities.

Benefit Plans

Our employees participate in various employee benefit plans that are sponsored by AHM and HCI, respectively. Refer to Note 8—Benefit Plans of Notes to Consolidated Financial Statements for additional information about employee benefit plans.

Income taxes

AHFC and its United States subsidiaries are included in the consolidated United States federal income tax returns of AHM and many consolidated or combined state and local income tax returns of AHM. In some cases, AHFC and its United States subsidiaries file tax returns separately as required by certain state and local jurisdictions. AHFC and its United States subsidiaries pay for their share of the consolidated or combined income tax on a modified separate return basis pursuant to an intercompany tax allocation agreement with AHM. AHFC and its applicable United States subsidiaries file a separate California return based on California’s worldwide income and apportionment rules. To the extent AHFC and its United States subsidiaries have taxable losses in AHM’s consolidated federal and consolidated or combined state and local tax returns, AHM reimburses AHFC and its United States subsidiaries, as applicable, to the extent the losses are utilized by AHM or another member of the consolidated or combined group under the terms of the intercompany tax allocation agreement. All but an insignificant amount of the federal and state taxes payable or receivable shown on the consolidated balance sheets are due to or from AHM, pursuant to the intercompany tax allocation agreement.

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

Geographic Concentration

As of March 31, 2017, for the outstanding retail loans and leases we acquired in the United States, approximately 17% and 10% were from customers residing in California and New York, respectively. Any material adverse changes to the economies or applicable laws in a given state could have a material adverse effect on our financial condition and results of operations.

Seasonality

We are subject to seasonal variations in credit losses, which are historically higher in the first and fourth quarters of the calendar year. This seasonality does not have a significant impact on our results of operations.

Employee Relations

At March 31, 2017, we had 1,425 employees. We consider our employee relations to be satisfactory. We are not subject to any collective bargaining agreements with our employees.

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

•	The Truth in Lending Act and the Consumer Leasing Act place disclosure and substantive transaction restrictions on consumer credit and leasing transactions.
•

The Equal Credit Opportunity Act is designed to prevent discrimination on the basis of certain protected classes in any aspect of a credit transaction, requires the distribution of specified credit decision notices and limits the information that may be requested and considered in a credit transaction.

•

The Fair Credit Reporting Act imposes restrictions and requirements regarding our use and sharing of credit reports, the reporting of data to credit reporting agencies, credit decision notices, the accuracy and integrity of information reported to the credit reporting agencies, consumer dispute handling procedures, and identity theft prevention requirements.

•

The Gramm-Leach-Bliley Act requires certain communications periodically with consumers on privacy matters, restricts the disclosure of nonpublic personal information about consumers by financial institutions and prohibits the sharing of account number information for certain marketing purposes.

•

The Servicemembers Civil Relief Act is federal legislation that provides special protection to certain customers in military service and is designed to protect military personnel from personal hardship or loss resulting from financial obligations while in service.

•	The Right to Financial Privacy Act restricts the disclosure of customers’ financial records to federal government agencies.
•

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

The Dodd-Frank Act created the Consumer Financial Protection Bureau (CFPB), which has broad rule-making, examination and enforcement authority with respect to the laws and regulations that apply to consumer financial products and services. The CFPB has supervisory, examination and enforcement authority over certain non-depository institutions, including those entities that are larger participants of a market for consumer financial products or services, as defined by rule. We are subject to the CFPB’s supervisory authority with respect to our compliance with applicable consumer protection laws.

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

Our results of operations, cash flows, and financial condition are substantially dependent upon the sale of Honda and Acura products in the United States and Canada. Any prolonged reduction or suspension of HMC’s production or sales of Honda or Acura products in the United States or Canada resulting from a decline in demand, a change in consumer preferences, a decline in the actual or perceived quality, safety, or reliability of Honda and Acura products, a reduction of incentive financing programs, volatility in fuel prices, sustained economic stagnation or the occurrence of a recession, a financial crisis, a work stoppage, governmental action, including a change in regulation, trade policies, adverse publicity, a recall, a war, a use of force by foreign countries, a terrorist attack, a multinational conflict, a natural disaster, an epidemic, or similar events could have a substantially unfavorable effect on us.

The production and sale of HMC’s products will depend significantly on HMC’s ability to continue its capital expenditure and product development programs and to market its vehicles successfully. This ability is subject to several risks, including:

•	any prolonged reduction or suspension of production or sales as discussed above;
•	discovery of defects in vehicles which could lead to recall campaigns and suspended sales;
•	volatility in the price of automobiles, motorcycles, power equipment and marine products;
•	currency and interest rate fluctuation affecting pricing of products sold and materials purchased and any derivative financial instruments used to hedge against these risks;
•	extensive environmental and government regulation of the automotive, motorcycle, and power product industries;
•	the inability to protect and preserve its valuable intellectual property;
•	legal proceedings, which could adversely affect business, financial condition, cash flows, or results of operations;
•	reliance on external suppliers for the provision of raw materials and parts used in the manufacturing of its products;
•	increased costs from conducting business worldwide;
•	inadvertent disclosures of confidential information despite internal controls and procedures; and
•	pension costs and benefit obligations.

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

Because our operations are heavily dependent on retail sales of motor vehicles and other retail products, general business and economic conditions have a significant impact on our operations. In particular, changes in the following events can adversely affect our results of operations, cash flows, and financial condition:

•	changes in the United States or Canadian economies;
•	changes in the overall market for consumer financing or dealer financing;
•	changes in the United States and Canadian regulatory environment;
•	a decline in the new or used vehicle market;
•	increased fuel prices;
•	inflation; and
•	the fiscal and monetary policies in the countries in which we issue debt.

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

Customers of leased vehicles typically have an option to return the vehicle to the dealer at the end of the lease term or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealer are sold through online and physical auctions. Residual value risk is the risk that the contractual residual value determined at lease inception will not be recoverable at the end of the lease term. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to us. As a result, we are exposed to risk of loss on the disposition of leased vehicles to the extent that sales proceeds are not sufficient to cover the carrying value of the leased asset at termination. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, adverse economic conditions, preferences for particular types of vehicles, new vehicle pricing, new vehicle incentive financing programs, new vehicle sales, the actual or perceived quality, safety, or reliability of vehicles, recalls, future plans for new Honda and Acura product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices. Our leasing volumes and leasing volumes across the automotive industry have increased significantly in recent years. As a result, the supply of off-lease vehicles will continue to increase over the next several years which could negatively impact used vehicle prices. Our results of operations, cash flows, and financial condition could be adversely affected by declines in the value of returned lease vehicles.

We are required to apply significant judgments and assumptions in the preparation of our financial statements, and actual results may vary from those assumed in our judgments and assumptions.

Certain of our accounting policies require the application of our most difficult, subjective, or complex judgments, often requiring us to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods, or for which the use of different estimates that could have reasonably been used in the current period would have had a material impact on the presentation of our financial condition and results of operations.

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

The finance industries in the United States and Canada are highly competitive. We compete with national and regional commercial banks, credit unions, savings and loan associations, finance companies, and other captive finance companies that provide consumer financing for new and used Honda and Acura products. Additionally, Canadian commercial banks are strong competitors in the automobile consumer financing markets. Commercial banks, finance companies, and captive finance companies of other manufacturers also provide wholesale flooring financing for Honda and Acura dealers. Our primary competition in the wholesale motorcycle, power equipment, and marine engine financing business tends to be local banks and specialty finance firms that are familiar with the particular characteristics of these businesses. Our inability to compete successfully, as well as increases in competitive pressures, could have an adverse impact on our contract volume, market share, revenues, and margins and have a material adverse effect on us. Providers of vehicle financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered, the quality of service provided to dealers and customers, and strong dealer relationships.

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

•

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

•

created the CFPB, an agency with broad rule-making examination and enforcement authority with respect to the laws and regulations that apply to consumer financial products and services, such as the extension of credit to finance the purchase of automobiles and motorcycles;

•	created a new framework for the regulation of over-the-counter derivatives activities; and
•	strengthened the regulatory oversight of securities and capital markets activities by the SEC.

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

The CFPB has supervisory, examination and enforcement authority over certain non-depository institutions, including those entities that are larger participants of a market for consumer financial products or services, as defined by rule. We are subject to the CFPB’s supervisory authority with respect to our compliance with applicable consumer protection laws. For example, in July 2015 we reached a settlement with the CFPB and the U.S. Department of Justice and entered into consent orders related to their investigation of, and allegations regarding pricing practices by dealers originating automobile retail installment sales contracts that we purchased. As a part of the consent orders, we implemented a new dealer compensation policy and agreed to maintain general compliance management systems reasonably designed to assure compliance with all relevant federal consumer financial laws. Over the past few years, the CFPB has become active in investigating the products, services and operations of credit providers. The CFPB’s investigations of, and initiation of enforcement actions against, credit providers, whether on its own initiative or jointly with other agencies and regulators, may continue for the foreseeable future.

We are also subject to state laws and regulations that vary among the states. A majority of states have enacted legislation establishing licensing requirements to conduct consumer financing activities. We are also periodically subject to state audits and inquiries which monitor our compliance with consumer and other regulations. We expect state regulators to continue their supervision and regulation of financial products and services within their jurisdictions.

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

We collect and store certain personal and financial information from customers, related parties, and employees. We also store confidential business and technical information. Security breaches could expose us to a risk of loss of this information, regulatory scrutiny, claims for damages, actions, and penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on future business with current and potential customers. In addition, any upgrade or replacement of our major transaction systems could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during and after the implementation of new information and transaction systems. These factors could have an adverse effect on our results of operations, cash flows, and financial condition.

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

A security breach or cyber attack of our systems could interrupt, damage or harm our operations or result in the slow performance or unavailability of our information systems for some customers. We collect, analyze and retain certain types of personally identifiable and other information pertaining to our customers and employees through our information and technology systems. A breach or cyber attack of these systems due to the actions of third parties, employee error, malfeasance or otherwise, could expose us to a risk of loss of this information, regulatory scrutiny, claims for damages, penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on current and future business with current and potential customers. Information security risks have increased recently because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. We regularly review and update the security of our systems. We may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. The occurrence of any of these events could have a material adverse effect on our business.

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

Vehicle recalls and other announcements may impact our business

From time to time, AHM and/or HCI may recall, suspend sales and production of, or initiate market actions on certain Honda or Acura products to address performance, customer satisfaction, compliance or safety-related issues. Because our business is substantially dependent upon the sale of Honda and Acura products such actions may negatively impact our business. A decrease in the level of vehicle sales would negatively impact our financing volume. Additionally, recalls may affect the demand for used recalled vehicles, or impact our timely disposal of repossessed and returned lease vehicles, which may affect the sales proceeds of those vehicles. For example, during fiscal years 2016 and 2017, we experienced delays in the disposition of returned lease vehicles due to a recall of certain Honda and Acura vehicles. The delays in disposition resulted in the recognition of impairment losses, additional depreciation expense, and lower gains on the disposition of lease vehicles due to the negative impact on the sales proceeds of the affected vehicles.

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

Dividends are declared and paid by AHFC if, when, and as determined by its Board of Directors. AHFC has not paid dividends in the past, however we expect AHFC to pay dividends to its parent during the fiscal year ending March 31, 2018.

Use of Proceeds from Registered Securities

On August 27, 2013, AHFC’s Registration Statement on Form 10 with respect to the registration of its common stock became effective. On September 6, 2013, AHFC filed an automatic shelf registration statement on Form S-3 that became effective upon its filing (Initial Registration Statement). On September 25, 2013, AHFC established a public medium term note program that registered the offer and sale of up to $5.0 billion in an aggregate principal amount of Medium Term Notes, Series A with the SEC (refer to Commission File Number 333-191021). On August 10, 2015, AHFC increased the maximum aggregate principal amount of Public Medium Term Notes authorized for issuance and sale to $30.0 billion. On August 10, 2016, AHFC filed a new automatic shelf registration on Form S-3 to register the offer and sale of its Public Medium Term Notes.

The aggregate principal amount of Public Medium Term Notes offered under this program may be increased from time to time. During the period of April 1, 2016 to August 10, 2016, AHFC issued $1.8 billion aggregate principal amount of Public Medium Term Notes off of the Initial Registration Statement and the aggregate underwriting discounts and commissions, finders’ fees, and other related costs paid was approximately $6 million. AHFC has used the net proceeds received from the sale of these Public Medium Term Notes to repay other existing indebtedness, acquire retail loans and/or leases, provide wholesale flooring and commercial loans and for other general corporate purposes. The following institutions served as managing underwriters for the offering and sale of these AHFC’s Public Medium Term Notes: Barclays Capital Inc., BNP Paribas Securities Corp., Mizuho Securities USA Inc., and SMBC Nikko Securities America, Inc.

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

We derived the consolidated balance sheet data as of March 31, 2017 and 2016 and the consolidated statements of income data for the fiscal years ended March 31, 2017, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this annual report. We derived the consolidated balance sheet data as of March 31, 2015 from our audited consolidated financial statements that are not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended March 31,
	2017	2016	2015
	(U.S. dollars in millions)
Consolidated Statement of Income Data
Revenues:
Retail loans and direct financing leases	$1,222	$1,257	$1,401
Dealer loans	147	122	118
Operating leases	6,333	5,523	4,842
Total revenues	7,702	6,902	6,361
Depreciation on operating lease	5,056	4,421	3,838
Interest expense	728	592	580
Net revenues	1,918	1,889	1,943
Gain on disposition of lease vehicles	43	51	37
Other income	105	97	98
Total net revenues	2,066	2,037	2,078
Expenses:
General and administrative expenses	434	403	398
Provision for credit losses	210	150	114
Early termination loss on operating leases	73	46	37
Impairment loss on operating leases	—	8	—
Loss on lease residual values	15	13	4
(Gain)/Loss on derivative instruments	315	(101)	326
(Gain)/Loss on foreign currency revaluation of debt	(171)	60	(353)
Total expenses	876	579	526
Income before income taxes	1,190	1,458	1,552
Income tax expense	437	548	560
Net income	753	910	992
Less: Net income attributable to noncontrolling interest	70	54	50
Net income attributable to American Honda Finance Corporation	$683	$856	$942

	March 31,
	2017	2016	2015
	(U.S. dollars in millions)
Consolidated Balance Sheet Data
Finance receivables, net (1):
Retail loans and direct financing leases	$31,047	$31,131	$34,307
Dealer loans	5,006	4,771	4,256
Allowance for credit losses	(133)	(93)	(86)
Write-down of lease residual values	(16)	(16)	(13)
Total finance receivables, net	$35,904	$35,793	$38,464
Investment in operating leases, net	$31,310	$28,247	$24,439
Total assets	$69,854	$66,653	$64,805
Debt:
Commercial paper	$4,462	$4,614	$4,587
Related party debt	1,201	2,284	3,492
Bank loans	5,883	7,309	7,292
Medium term note programs	23,523	21,095	20,262
Other debt	2,736	1,880	1,691
Secured debt	8,422	7,594	7,365
Total debt	$46,227	$44,776	$44,689
Total shareholder’s equity (2)	$12,043	$11,378	$10,539

	As of or for the years ended March 31,
	2017	2016	2015
Other Key Consolidated Financial Data
Ratio of earnings to fixed charges (3)	2.63x	3.45x	3.66x
Ratio of debt to shareholder’s equity	3.84x	3.94x	4.24x

(1)	Net of unearned interest, fees and subsidy income, and deferred origination costs.
(2)	Excludes noncontrolling interest in subsidiary.
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

This report contains translations of certain foreign currency amounts into U.S. dollars at the rates specified below solely for your convenience. These translations should not be construed as representations that the foreign currency amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated. U.S. dollar equivalents for “C$” (Canadian dollar), “€” (Euro) and “£” (Sterling) amounts are calculated based on the exchange rates on March 31, 2017 of 1.3318, 0.9360 and 0.7978, respectively, per U.S. dollar.

References in this report to our “fiscal year 2017” and “fiscal year 2016” refer to our fiscal year ended March 31, 2017 and our fiscal year ended March 31, 2016, respectively.

Results of Operations

The following table presents our income before income taxes:

	Years ended March 31,
	2017	2016	2015
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$991	$1,302	$1,409
Canada segment	199	156	143
Total income before income taxes	$1,190	$1,458	$1,552

Comparison of Fiscal Years Ended March 31, 2017 and 2016

Our consolidated income before income taxes was $1,190 million in fiscal year 2017 compared to $1,458 million in fiscal year 2016. This decline of $268 million, or 18%, was primarily due to a loss on derivative instruments of $315 million during fiscal year 2017 compared to a gain of $101 million during fiscal year 2016, an increase in interest expense of $136 million, an increase in provision for credit loss of $60 million, a decline in revenue from direct financing leases of $38 million, an increase in general and administrative expenses of $31 million and an increase in early termination loss on operating leases of $27 million, partially offset by a gain on the revaluation of foreign currency denominated debt of $171 million during fiscal year 2017 compared to a loss of $60 million during fiscal year 2016, an increase in operating lease revenue, net of depreciation, of $175 million and an increase in revenue from dealer loans of $25 million.

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

Segment Results—Comparison of Fiscal Years Ended March 31, 2017 and 2016

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment			Canada Segment			Consolidated
	Years ended March 31,			Years ended March 31,			Years ended March 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$—	$34	$72	$135	$34	$72	$135
Retail	1,030	1,041	1,104	158	144	162	1,188	1,185	1,266
Dealer	133	109	103	14	13	15	147	122	118
Operating leases	5,547	5,023	4,598	786	500	244	6,333	5,523	4,842
Total revenues	6,710	6,173	5,805	992	729	556	7,702	6,902	6,361
Depreciation on operating leases	4,403	4,012	3,637	653	409	201	5,056	4,421	3,838
Interest expense	638	518	485	90	74	95	728	592	580
Net revenues	1,669	1,643	1,683	249	246	260	1,918	1,889	1,943
Gain/(Loss) on disposition of lease vehicles	24	46	30	19	5	7	43	51	37
Other income	100	94	96	5	3	2	105	97	98
Total net revenues	1,793	1,783	1,809	273	254	269	2,066	2,037	2,078
Expenses:
General and administrative expenses	383	356	346	51	47	52	434	403	398
Provision for credit losses	199	134	103	11	16	11	210	150	114
Early termination loss on operating leases	67	41	35	6	5	2	73	46	37
Impairment loss on operating leases	—	6	—	—	2	—	—	8	—
Loss on lease residual values	—	—	—	15	13	4	15	13	4
(Gain)/Loss on derivative instruments	324	(116)	269	(9)	15	57	315	(101)	326
(Gain)/Loss on foreign currency revaluation of debt	(171)	60	(353)	—	—	—	(171)	60	(353)
Income before income taxes	$991	$1,302	$1,409	$199	$156	$143	$1,190	$1,458	$1,552

Revenues

Revenue from retail loans in the United States segment declined by $11 million, or 1%, during fiscal year 2017 compared to fiscal year 2016. The decline in revenue was primarily attributable to lower average outstanding retail loans, which was partially offset by higher yields on such loans. Revenue from retail loans in the Canada segment increased by $14 million, or 10%, primarily due to higher average outstanding retail loans.

Operating lease revenue increased by $524 million, or 10%, in the United States segment and by $286 million, or 57%, in the Canada segment during fiscal year 2017 compared to fiscal year 2016. The increases in revenue were due to higher average outstanding operating lease assets in both the United States and Canada segments.

Direct financing lease revenue, which is generated only in Canada, declined by $38 million, or 53%, during fiscal year 2017 compared to fiscal year 2016 due to the continued decline in outstanding direct financing lease assets.

Revenue from dealer loans in the United States segment increased by $24 million, or 22%, during fiscal year 2017 compared to fiscal year 2016, due to an increase in average outstanding dealer loans and higher yields on such loans. Revenue from dealer loans in the Canada segment increased by $1 million, or 8%, during fiscal year 2017 compared to fiscal year 2016, due to an increase in average outstanding dealer loans.

Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $156 million, or 14%, to $1,232 million during fiscal year 2017 compared to $1,076 million during fiscal year 2016. This increase was primarily attributable to higher average outstanding incentive leases.

Depreciation on operating leases

Depreciation on operating leases increased by $391 million, or 10%, in the United States segment and by $244 million, or 60%, in the Canada segment during fiscal year 2017 compared to fiscal year 2016. The increases in depreciation were primarily due to the growth in operating lease assets in both the United States and Canada segments. The increases in depreciation were also due in part to declines in estimated used vehicle prices in both the United States and Canada segments.

Operating lease revenue, net of depreciation, increased by $133 million, or 13%, in the United States segment and by $42 million, or 46%, in the Canada segment during fiscal year 2017 compared to fiscal year 2016. The increases were primarily attributable to the growth in our operating lease assets in both the United States and Canada segments.

Interest expense

Interest expense in the United States segment increased by $120 million, or 23%, during fiscal year 2017 compared to fiscal year 2016 primarily due to higher average interest rates. Interest expense in the Canada segment increased by $16 million, or 22%, due to an increase in average outstanding debt and higher average interest rates. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment declined by $22 million, or 48%, during fiscal year 2017 compared to fiscal year 2016. The lower gain was due to a decline in auction prices during the period and the impact of the delays in the disposition of returned lease vehicles that were affected by the recall announced in the fourth quarter of fiscal year 2016. The gain on disposition of lease vehicles in the Canada segment increased by $14 million, or 280%. The increase in gains was primarily the result of more favorable vehicle return rates and disposition proceeds than the assumptions that were reflected in their estimated residual values. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Provision for credit losses

The provision for credit losses in the United States segment increased by $65 million, or 49%, during fiscal year 2017 compared to fiscal year 2016. The increase in the provision was the result of higher net charge-offs and increasing our allowance for credit losses to reflect weaker credit performance of recent vintages due in part to the increase in the volume of retail loans with 72-month terms. The provision for credit losses in the Canada segment declined by $5 million, or 31%, during fiscal year 2017 compared to fiscal year 2016, due to lower net charge-offs. See “—Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases

Early termination losses on operating leases in the United States segment increased by $26 million, or 63%, during fiscal year 2017 compared to fiscal year 2016. The increase in early termination losses during fiscal year 2017 was primarily due to the growth in operating lease assets and an increase in the mix of leases with lower credit grades. During fiscal year 2016, we reduced our estimate of early termination losses which lowered the amount of losses we recognized during the period. Early termination losses on operating leases in the Canada segment increased by $1 million, or 20%, primarily due to the growth in operating lease assets. See “—Financial Condition—Credit Risk” below for more information.

Impairment loss on operating leases

No impairment losses due to declines in estimated residual values were recognized during the fiscal year 2017. Impairment losses on operating leases of $6 million were recognized in the United States segment and $2 million in the Canada segment during fiscal year 2016 due to the expected delay in disposition of lease vehicles affected by the recall in the fourth quarter of fiscal year 2016. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Loss on lease residual values

Loss on lease residual values in the Canada segment increased by $2 million, or 15%, during fiscal year 2017 compared to fiscal year 2016, due to higher expected loss severities. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Gain/loss on derivative instruments

In the United States segment, we recognized a loss on derivative instruments of $324 million during fiscal year 2017 compared to a gain of $116 million during fiscal year 2016. The loss in fiscal year 2017 was attributable to losses on pay float interest rate swaps of $235 million and cross currency swaps of $228 million, which were partially offset by gains on pay fixed interest rate swaps of $139 million. The losses on pay float interest rate swaps and gains on pay fixed interest rate swaps during fiscal year 2017 were due to a rise in interest rates. The losses on cross currency swaps during fiscal year 2017 were primarily attributable to the U.S. dollar strengthening against the Euro and Sterling during the period. In the Canada segment, we recognized a gain on derivative instruments of $9 million during fiscal year 2017 compared to a loss of $15 million during fiscal year 2016. The gains during fiscal year 2017 were due to a rise in Canadian interest rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $171 million during fiscal year 2017 compared to a loss of $60 million during fiscal year 2016. The gain during fiscal year 2017 was primarily due to the U.S. dollar strengthening against the Euro and Sterling during the period.

Income tax expense

Our consolidated effective tax rate was 36.7% for fiscal year 2017 and 37.6% for fiscal year 2016. The decrease in the effective tax rate for fiscal year 2017 was primarily due to a change in the estimated state tax rate and the effect of state tax law changes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Years ended March 31,
	2017		2016		2015
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	464	325	412	259	483	326
Used auto	88	9	71	6	55	2
Motorcycle	74	11	74	11	71	10
Other	1	—	1	—	1	—
Total retail loans	627	345	558	276	610	338
Leases	514	470	498	417	467	427

Canada Segment
Retail loans:
New auto	67	63	56	50	50	38
Used auto	10	6	13	6	14	5
Motorcycle	6	4	6	4	6	3
Other	1	—	1	—	1	—
Total retail loans	84	73	76	60	71	46
Leases	81	80	81	79	69	65

Consolidated
Retail loans:
New auto	531	388	468	309	533	364
Used auto	98	15	84	12	69	7
Motorcycle	80	15	80	15	77	13
Other	2	—	2	—	2	—
Total retail loans	711	418	634	336	681	384
Leases	595	550	579	496	536	492

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

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Years ended March 31,
	2017	2016	2015
United States Segment
New auto	59%	57%	61%
Motorcycle	39%	39%	38%

Canada Segment
New auto	77%	75%	69%
Motorcycle	24%	26%	27%

Consolidated
New auto	61%	58%	62%
Motorcycle	37%	38%	37%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	March 31,			March 31,
	2017	2016	2015	2017	2016	2015
	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$22,837	$23,051	$25,596	1,610	1,673	1,788
Used auto	3,154	2,796	2,782	234	220	233
Motorcycle	993	939	887	191	187	184
Other	51	49	55	4	5	5
Total retail loans	$27,035	$26,835	$29,320	2,039	2,085	2,210
Securitized retail loans (2)	$7,748	$7,030	$7,290	690	636	671
Investment in operating leases	$27,380	$25,245	$22,790	1,294	1,196	1,086

Canada Segment
Retail loans:
New auto	$3,067	$2,765	$2,531	219	196	187
Used auto	345	411	488	44	52	60
Motorcycle	73	73	65	16	15	13
Other	3	3	4	2	2	2
Total retail loans	$3,488	$3,252	$3,088	281	265	262
Securitized retail loans (2)	$764	$676	$64	59	45	14
Direct financing leases	$375	$935	$1,800	34	69	116
Investment in operating leases	$3,930	$3,002	$1,649	212	149	75

Consolidated
Retail loans:
New auto	$25,904	$25,816	$28,127	1,829	1,869	1,975
Used auto	3,499	3,207	3,270	278	272	293
Motorcycle	1,066	1,012	952	207	202	197
Other	54	52	59	6	7	7
Total retail loans	$30,523	$30,087	$32,408	2,320	2,350	2,472
Securitized retail loans (2)	$8,512	$7,706	$7,354	749	681	685
Direct financing leases	$375	$935	$1,800	34	69	116
Investment in operating leases	$31,310	$28,247	$24,439	1,506	1,345	1,161

(1)	A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, retail loan acquisition volumes increased by 12% and lease acquisition volumes increased by 3% during fiscal year 2017 compared to fiscal year 2016 primarily due to an increase in incentive program volumes. AHM continued to focus its support on lease incentive programs compared with retail loan incentive programs during fiscal year 2017.

In the Canada segment, retail loan acquisition volumes increased by 11% during fiscal year 2017 compared to fiscal year 2016 primarily due to higher retail loan incentive volumes. Lease acquisition volumes were consistent during fiscal year 2017 compared to fiscal year 2016. Outstanding direct financing lease assets continued to decline and operating lease assets continued to increase during fiscal year 2017 as the result of our remaining direct financing leases maturing and all newly acquired leases being classified as operating leases.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	March 31,
	2017	2016	2015
United States Segment
Automobile	28%	27%	28%
Motorcycle	97%	97%	97%
Other	21%	22%	23%

Canada Segment
Automobile	35%	34%	35%
Motorcycle	95%	97%	98%
Other	95%	98%	97%

Consolidated
Automobile	29%	28%	30%
Motorcycle	97%	97%	97%
Other	24%	24%	26%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Years ended March 31,
	2017	2016	2015
United States Segment
Automobile	27%	27%	28%
Motorcycle	97%	97%	97%
Other	7%	8%	8%

Canada Segment
Automobile	31%	34%	32%
Motorcycle	96%	94%	94%
Other	98%	97%	96%

Consolidated
Automobile	27%	27%	29%
Motorcycle	97%	97%	97%
Other	10%	10%	10%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	March 31,			March 31,
	2017	2016	2015	2017	2016	2015
	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,823	$2,641	$2,255	111	104	90
Motorcycle	684	747	683	93	107	103
Other	64	64	62	73	71	66
Total wholesale flooring loans	$3,571	$3,452	$3,000	277	282	259
Commercial loans	$841	$793	$748

Canada Segment
Wholesale flooring loans:
Automobile	$414	$363	$354	18	16	15
Motorcycle	86	69	75	13	11	11
Other	29	31	29	32	28	28
Total wholesale flooring loans	$529	$463	$458	63	55	54
Commercial loans	$65	$63	$50

Consolidated
Wholesale flooring loans:
Automobile	$3,237	$3,004	$2,609	129	120	105
Motorcycle	770	816	758	106	118	114
Other	93	95	91	105	99	94
Total wholesale flooring loans	$4,100	$3,915	$3,458	340	337	313
Commercial loans	$906	$856	$798

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

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

An allowance for credit losses is maintained for management’s estimate of probable losses incurred on finance receivables. We also maintain an estimate for early termination losses on operating lease assets due to lessee defaults and an allowance for credit losses for estimated probable losses incurred on past due operating lease rental payments.

Additional information regarding credit losses is provided in the discussion of “—Critical Accounting Policies—Credit Losses” below.

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the years ended March 31,
	2017	2016	2015
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$83	$77	$89
Provision for credit losses	177	116	86
Charge-offs, net of recoveries	(136)	(110)	(98)
Allowance for credit losses at end of period	$124	$83	$77
Allowance as a percentage of ending receivable balance (1)	0.39%	0.26%	0.23%
Charge-offs as a percentage of average receivable balance (1)	0.43%	0.34%	0.28%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$42	$47	$31
As a percentage of ending receivable balance (1), (2)	0.13%	0.15%	0.09%
Operating leases:
Early termination loss on operating leases	$67	$41	$35
Provision for past due operating lease rental payments (3)	22	18	17

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$10	$9	$11
Provision for credit losses	10	15	11
Charge-offs, net of recoveries	(11)	(14)	(11)
Effect of translation adjustment	—	—	(2)
Allowance for credit losses at end of period	$9	$10	$9
Allowance as a percentage of ending receivable balance (1)	0.20%	0.21%	0.16%
Charge-offs as a percentage of average receivable balance (1)	0.24%	0.28%	0.17%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$7	$7	$6
As a percentage of ending receivable balance (1), (2)	0.15%	0.14%	0.11%
Operating leases:
Early termination loss on operating leases	$6	$5	$2
Provision for past due operating lease rental payments (3)	1	1	—

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$93	$86	$100
Provision for credit losses	187	131	97
Charge-offs, net of recoveries	(147)	(124)	(109)
Effect of translation adjustment	—	—	(2)
Allowance for credit losses at end of period	$133	$93	$86
Allowance as a percentage of ending receivable balance (1)	0.36%	0.26%	0.22%
Charge-offs as a percentage of average receivable balance (1)	0.41%	0.33%	0.26%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$49	$54	$37
As a percentage of ending receivable balance (1), (2)	0.13%	0.15%	0.10%
Operating leases:
Early termination loss on operating leases	$73	$46	$37
Provision for past due operating lease rental payments (3)	23	19	17

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

In the United States segment, the provision for credit losses on our finance receivables was $177 million during fiscal year 2017 compared to $116 million during fiscal year 2016. The increase in the provision was the result of higher net charge-offs and increasing our allowance for credit losses to reflect weaker credit performance of recent vintages. Default frequencies and loss severities have increased in recent vintages, due in part to the increase in the volume of retail loans with 72-month terms. We recognized early termination losses on operating lease assets of $67 million during fiscal year 2017 compared to $41 million during fiscal year 2016. The increase in early termination losses during fiscal year 2017 was primarily due to the growth in operating lease assets and an increase in the mix of leases with lower credit grades.

In the Canada segment, the provision for credit losses on our finance receivables was $10 million during fiscal year 2017 compared to $15 million during fiscal year 2016. The decline in the provision for credit losses was due in part to a decline in net charge-offs. Early termination losses on operating lease assets was $6 million during fiscal year 2017 compared to $5 million during fiscal year 2016. The increase in early termination losses was primarily due to the growth in operating lease assets.

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

We assess our estimates for end of lease term market values of leased vehicles, at minimum, on a quarterly basis. The primary factors affecting the estimates are the percentage of leased vehicles that we expect to be returned by the lessee at the end of lease term and expected loss severities. Factors considered in this evaluation include, among other factors, economic conditions, historical trends, and market information on new and used vehicles. Our leasing volumes and leasing volumes across the automotive industry have increased significantly in recent years. As a result, the supply of off-lease vehicles will continue to increase over the next several years which could negatively impact used vehicle prices. For operating leases, adjustments to estimated residual values are made on a straight line basis over the remaining term of the lease and recognized as depreciation expense. For direct financing leases, downward adjustments for declines in estimated residual values deemed to be other-than-temporary are recognized as a loss on lease residual values in the period in which the estimate changed. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Policies—Determination of Lease Residual Values” below.

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values.

Certain Honda and Acura vehicles were recalled during the fourth quarter of fiscal year 2016 based on a determination of a safety related defect in driver’s airbag inflators. AHM and HCI instructed their authorized dealers to cease the sale of affected new and used vehicles until the recall repairs were completed. Tests for recoverability were performed on operating leases affected by this recall, which reflected the anticipated delays in the disposition of returned lease vehicles. For the operating lease assets that did not pass the test for recoverability, we recognized $6 million of impairment losses in the United States segment and $2 million of impairment losses in the Canada segment during fiscal year 2016. The loss on lease residual values of direct financing leases recognized in the Canada segment attributable to the expected delay in disposition of lease vehicles affected by this recall was approximately $5 million. During the second half of fiscal year 2017, we began repairing and selling the affected returned lease vehicles. Only a limited number of affected returned lease vehicles were still held for disposition as of March 31, 2017, which we expect to sell during fiscal year 2018. We did not recognize impairment losses due to declines in estimated residual values during fiscal year 2017 and fiscal year 2015.

The following table summarizes our number of lease terminations and the method of disposition:

	Years ended March 31,
	2017	2016	2015
	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	267	261	249
Sales through auctions and dealer direct programs (3)	132	114	93
Total termination units	399	375	342

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	45	43	40
Sales through auctions and dealer direct programs (3)	8	8	6
Total termination units	53	51	46

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	312	304	289
Sales through auctions and dealer direct programs (3)	140	122	99
Total termination units	452	426	388

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.

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

In an effort to minimize liquidity risk and interest rate risk and the resulting negative effects on our margins, results of operations and cash flows, our funding strategy incorporates investor diversification and the utilization of multiple funding sources including commercial paper, medium term notes, bank loans and asset-backed securities. AHFC has reduced the use of related party debt as a funding source. As of March 31, 2017 AHFC had no outstanding notes issued to AHM. We incorporate a funding strategy that takes into consideration factors such as the interest rate environment, domestic and foreign capital market conditions, maturity profiles, and economic conditions. We believe that our funding sources, combined with cash provided by operating and investing activities, will provide sufficient liquidity for us to meet our debt service and working capital requirements over the next twelve months.

Summary of Outstanding Debt

The table below presents a summary of our outstanding debt by various funding sources:

				Weighted average
				contractual interest rate
	March 31,			March 31,
	2017	2016	2015	2017	2016	2015
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$3,609	$3,587	$3,503	1.02%	0.54%	0.19%
Related party debt	—	900	1,915	0.00%	0.43%	0.17%
Bank loans	4,890	6,292	6,290	1.68%	1.14%	0.73%
Private MTN program	2,946	5,443	7,458	3.77%	2.80%	2.45%
Public MTN program	19,491	14,479	10,938	1.63%	1.47%	1.09%
Euro MTN programme	1,086	1,173	1,866	1.83%	1.72%	1.30%
Total unsecured debt	32,022	31,874	31,970
Secured debt	7,680	6,938	7,315	1.24%	1.00%	0.73%
Total debt	$39,702	$38,812	$39,285

Canada Segment
Unsecured debt:
Commercial paper	$853	$1,027	$1,084	0.87%	0.82%	0.96%
Related party debt	1,201	1,384	1,577	0.95%	0.86%	1.14%
Bank loans	993	1,017	1,002	1.50%	1.45%	1.54%
Other debt	2,736	1,880	1,691	1.90%	1.88%	1.85%
Total unsecured debt	5,783	5,308	5,354
Secured debt	742	656	50	1.24%	1.19%	1.30%
Total debt	$6,525	$5,964	$5,404

Consolidated
Unsecured debt:
Commercial paper	$4,462	$4,614	$4,587	0.99%	0.60%	0.37%
Related party debt	1,201	2,284	3,492	0.95%	0.69%	0.61%
Bank loans	5,883	7,309	7,292	1.65%	1.18%	0.84%
Private MTN program	2,946	5,443	7,458	3.77%	2.80%	2.45%
Public MTN program	19,491	14,479	10,938	1.63%	1.47%	1.09%
Euro MTN programme	1,086	1,173	1,866	1.83%	1.72%	1.30%
Other debt	2,736	1,880	1,691	1.90%	1.88%	1.85%
Total unsecured debt	37,805	37,182	37,324
Secured debt	8,422	7,594	7,365	1.24%	1.01%	0.74%
Total debt	$46,227	$44,776	$44,689

Commercial Paper

As of March 31, 2017, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.5 billion). Interest rates on the commercial paper are fixed at the time of issuance. During fiscal year 2017, consolidated commercial paper month-end outstanding principal balances ranged from $4.5 billion to $6.6 billion and the outstanding daily balance averaged $5.8 billion.

Related Party Debt

AHFC issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. As of March 31, 2017, AHFC had no outstanding notes issued to AHM. HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days. During fiscal year 2017, consolidated related party debt month-end principal balances ranged from $1.2 billion to $2.3 billion and the outstanding daily balance averaged $1.9 billion.

Bank Loans

During fiscal year 2017, AHFC entered into four floating rate term loan agreements for an aggregate of $1.6 billion and HCFI entered into two floating rate term loan agreements for an aggregate of C$375 million ($282 million). As of March 31, 2017, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $38 million to $600 million. As of March 31, 2017, the remaining maturities of all bank loans outstanding ranged from 77 days to approximately 5.5 years. The weighted average remaining maturities on all bank loans was 3.2 years as of March 31, 2017.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of March 31, 2017, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under the Rule 144A Private MTN Program. As of March 31, 2017, the remaining maturities of Private MTNs outstanding ranged from 164 days to approximately 4.5 years. The weighted average remaining maturities of Private MTNs was 2.0 years as of March 31, 2017. Interest rates on outstanding Private MTNs were fixed. Private MTNs were issued pursuant to the terms of an issuing and paying agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of March 31, 2017, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.

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

The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During fiscal year 2017, AHFC issued $7.7 billion aggregate principal amount of MTNs denominated in U.S. dollars, Euro and Sterling, with an original maturity ranging from 1.0 year to 10.0 years, bearing interest at fixed and floating rates. As of March 31, 2017, the remaining maturities of all Public MTNs outstanding ranged from 35 days to approximately 9.4 years. The weighted average remaining maturities of all Public MTNs was 2.7 years as of March 31, 2017.

The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of March 31, 2017, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturity. As of March 31, 2017, the remaining maturities of Euro MTNs outstanding under this program ranged from 356 days to approximately 5.9 years. The weighted average remaining maturities of all Euro MTNs was 2.2 years as of March 31, 2017. Interest rates on outstanding Euro MTNs are fixed or floating. Euro MTNs were issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2017, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	March 31,
	2017	2016	2015
	(U.S. dollars in millions)
U.S. dollar	$20,141	$18,501	$19,189
Euro	2,607	2,210	802
Sterling	748	357	—
Japanese yen	27	27	271
Total	$23,523	$21,095	$20,262

Other Debt

HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During fiscal year 2017, HCFI entered into four private placement trades for an aggregate of C$1.2 billion ($901 million). As of March 31, 2017, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 7 days to approximately 5.3 years. The weighted average remaining maturities of these notes was 2.5 years as of March 31, 2017.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2017, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

The risk retention regulations in Regulation RR of the Securities Exchange Act of 1934, as amended (Exchange Act), require the sponsor to retain an economic interest in the credit risk of the securitized receivables, either directly or through one or more majority-owned affiliates.  Standard risk retention options allow the sponsor to retain either an eligible vertical interest, an eligible horizontal residual interest, or a combination of both. AHFC has satisfied this obligation by retaining an eligible vertical interest of an amount equal to at least 5% of the principal amount of each class of note and certificate issued for the securitization transaction that was subject to this rule but may choose to use other structures in the future.

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

During fiscal year 2017, we issued notes through asset-backed securitizations totaling $5.7 billion, which were secured by consumer finance receivables with an initial principal balance of $6.3 billion.

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364-day credit agreement, which expires on March 2, 2018, a $2.1 billion three-year credit agreement, which expires on March 3, 2020, and a $1.4 billion five-year credit agreement, which expires on March 3, 2022. As of March 31, 2017, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$1.6 billion ($1.2 billion) credit agreement, as amended, which provides that HCFI may borrow up to C$800 million ($601 million) on a one-year and up to C$800 million ($601 million) on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2018 and the five-year tranche of the credit agreement expires on March 24, 2022. As of March 31, 2017, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI, respectively, to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of March 31, 2017, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of March 31, 2017, no amounts were drawn upon under these agreements. These agreements expire in September 2017. AHFC intends to renew these credit agreements prior to or on their expiration dates.

Keep Well Agreements

HMC has entered into separate Keep Well Agreements with AHFC and HCFI. For additional information, refer to “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and AHFC Keep Well Agreement” and “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and HCFI Keep Well Agreement.”

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of $20 million, $18 million and $17 million during fiscal years 2017, 2016 and 2015, respectively, pursuant to these support compensation agreements.

Indebtedness of Consolidated Subsidiaries

As of March 31, 2017, AHFC and its consolidated subsidiaries had $57.1 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $15.2 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

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

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, by fiscal year payment period, as of March 31, 2017:

	Payments due by period
	Total	2018	2019	2020	2021	2022	Thereafter
	(U.S. dollars in millions)
Unsecured debt obligations (1)	$37,885	$13,144	$7,170	$6,490	$3,026	$4,439	$3,616
Secured debt obligations (1)	8,435	4,661	2,443	1,144	187	—	—
Interest payments on debt (2)	1,921	655	504	322	202	123	115
Operating lease obligations	41	9	7	7	4	4	10
Total	$48,282	$18,469	$10,124	$7,963	$3,419	$4,566	$3,741

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of March 31, 2017.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of March 31, 2017.

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

Consumer finance receivables are collectively evaluated for impairment. Delinquencies and losses are monitored on an ongoing basis and this historical experience provides the primary basis for estimating the allowance. Management utilizes various methodologies when estimating the allowance for credit losses including models which incorporate vintage loss and delinquency migration analysis. These models take into consideration attributes of the portfolio, including loan-to-value ratios, internal and external credit scores, collateral types, and loan terms. Market and economic factors such as used vehicle prices, unemployment rates, and consumer debt service burdens are also incorporated into these models. Estimated losses on operating leases expected to terminate early due to lessee defaults are also determined collectively, consistent with the methodologies used for consumer finance receivables.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during fiscal year 2017, our provision for credit losses would have increased by approximately $28 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve-month period ended March 31, 2017, we would have recognized an additional $13 million in early termination losses in our consolidated statement of income during the period.

Determination of Lease Residual Values

Contractual residual values of lease vehicles are determined at lease inception based on expectations of future used vehicle values, taking into consideration external industry data and our own historical experience. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealer are sold through online and physical auctions. We are exposed to risk of loss on the disposition of returned lease vehicles when the proceeds from the sale of the vehicles are less than the contractual residual values at the end of lease term. We assess our estimates for end of term market values of the leased vehicles, at minimum, on a quarterly basis. The primary factors affecting the estimates are the percentage of leased vehicles that we expect to be returned by the lessee at the end of lease term and expected loss severities. Factors considered in this evaluation include, among other factors, economic conditions, historical trends and market information on new and used vehicles. Our leasing volumes and leasing volumes across the automotive industry have increased significantly in recent years. As a result, the supply of off-lease vehicles will continue to increase over the next several years which could negatively impact used vehicle prices.

For operating leases, adjustments to estimated residual values are made on a straight-line basis over the remaining term of each lease and recognized as depreciation expense. For direct financing leases, downward adjustments for declines in estimated residual values deemed to be other-than-temporary are recognized as a loss on lease residual values in the period in which the estimate changed.

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of March 31, 2017 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $66 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $11 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of March 31, 2017. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Our financial condition, cash flows, and results of operations depend on the extent to which we effectively identify and manage these risks. The principal types of risk to our business include:

•

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

•

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

•

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

To provide a quantitative measure of the sensitivity of interest rate movements on our pre-tax cash flows, we have estimated the effect of a hypothetical 100 basis point increase and decrease to benchmark interest rates on our floating rate financial instruments for the 12 month periods ending March 31, 2018 and 2017 below. Our estimates were based upon our existing receivables, debt, and derivatives as of March 31, 2017 and 2016. We do not include any assumptions for reinvestment of maturing assets and refinancing of maturing debt. The estimates for a 100 basis point decrease assume that rates cannot fall below zero percent.

	Impact on pre-tax cash flows for the 12 months ending March 31,
Hypothetical change in interest rate	2018	2017
100 basis point increase	$7 million decrease	$33 million increase
100 basis point decrease	$8 million increase	$30 million decrease

The impact on pre-tax cash flows of a hypothetical increase in interest rates changed from a net positive impact for the period ending March 31, 2017 to a net negative impact for the period ending March 31, 2018 due to an increase in the mix of pay float instruments relative to receive float instruments. For the same reason, the impact on pre-tax cash flows of a hypothetical decrease in interest rates changed from a net negative impact for the period ending March 31, 2017 to a net positive impact for the period ending March 31, 2018.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2017, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2017.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC applicable to non-accelerated filers.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accounting Fees and Services

The following table represents aggregate costs for fees and services provided to us by our independent registered public accounting firm, KPMG LLP.

	Years ended March 31,
	2017	2016
	(U.S. dollars in thousands)
Audit fees	$8,468	$6,823
Audit-related fees	245	232
Tax fees	-	-
All other fees	-	-
Total	$8,713	$7,055

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

Auditor Pre-Approval Policy

We comply with pre-approval policies and procedures established by HMC which list particular audit services and non-audit services that may be provided. None of the services provided were waived from pre-approval requirements pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

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

Dated: June 22, 2017

AMERICAN HONDA FINANCE CORPORATION
By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hideo Moroe	President and Director (Principal Executive Officer)	June 22, 2017
Hideo Moroe
/s/ Shinji Kubaru	Vice President, Treasurer and Director (Principal Financial Officer)	June 22, 2017
Shinji Kubaru
/s/ Paul C. Honda	Vice President and Assistant Secretary (Principal Accounting Officer)	June 22, 2017
Paul C. Honda
/s/ David W. Paul	Senior Vice President, Risk Management Officer and Director	June 22, 2017
David W. Paul
Chairman and Director
Toshiaki Mikoshiba
Director
Kohei Takeuchi

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

For the fiscal year ended March 31, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors

American Honda Finance Corporation:

We have audited the accompanying consolidated balance sheets of American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., and subsidiaries (the Company), as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended March 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Honda Finance Corporation and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

June 22, 2017

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share amounts)

	March 31,
	2017	2016
Assets
Cash and cash equivalents	$760	$658
Finance receivables, net	35,904	35,793
Investment in operating leases, net	31,310	28,247
Due from Parent and affiliated companies	228	132
Income taxes receivable	256	514
Vehicles held for disposition	255	216
Other assets	892	751
Derivative instruments	249	342
Total assets	$69,854	$66,653
Liabilities and Equity
Debt	$46,227	$44,776
Due to Parent and affiliated companies	91	81
Accrued interest expense	120	110
Deferred income taxes	8,792	8,109
Other liabilities	1,389	1,293
Derivative instruments	449	216
Total liabilities	57,068	54,585
Commitments and contingencies (Note 9)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of March 31, 2017 and 2016	1,366	1,366
Retained earnings	10,787	10,104
Accumulated other comprehensive loss	(110)	(92)
Total shareholder’s equity	12,043	11,378
Noncontrolling interest in subsidiary	743	690
Total equity	12,786	12,068
Total liabilities and equity	$69,854	$66,653

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 10 for additional information.

	March 31,
	2017	2016
Finance receivables, net	$8,512	$7,706
Vehicles held for disposition	3	3
Other assets	367	299
Total assets	$8,882	$8,008

Secured debt	$8,422	$7,594
Accrued interest expense	4	3
Total liabilities	$8,426	$7,597

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions)

	Years ended March 31,
	2017	2016	2015
Revenues:
Direct financing leases	$34	$72	$135
Retail	1,188	1,185	1,266
Dealer	147	122	118
Operating leases	6,333	5,523	4,842
Total revenues	7,702	6,902	6,361
Depreciation on operating leases	5,056	4,421	3,838
Interest expense	728	592	580
Net revenues	1,918	1,889	1,943
Gain on disposition of lease vehicles	43	51	37
Other income	105	97	98
Total net revenues	2,066	2,037	2,078
Expenses:
General and administrative expenses	434	403	398
Provision for credit losses	210	150	114
Early termination loss on operating leases	73	46	37
Impairment loss on operating leases	—	8	—
Loss on lease residual values	15	13	4
Gain/(Loss) on derivative instruments	315	(101)	326
Gain/(Loss) on foreign currency revaluation of debt	(171)	60	(353)
Total expenses	876	579	526
Income before income taxes	1,190	1,458	1,552
Income tax expense	437	548	560
Net income	753	910	992
Less: Net income attributable to noncontrolling interest	70	54	50
Net income attributable to American Honda Finance Corporation	$683	$856	$942

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in millions)

	Years ended March 31,
	2017	2016	2015
Net income	$753	$910	$992
Other comprehensive loss:
Foreign currency translation adjustment	(35)	(32)	(195)
Comprehensive income	718	878	797
Less: Comprehensive income/(loss) attributable to noncontrolling interest	53	39	(43)
Comprehensive income attributable to American Honda Finance Corporation	$665	$839	$840

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	income/(loss)	stock	interest
Balance at March 31, 2014	$10,393	$8,306	$27	$1,366	$694
Net income	992	942	—	—	50
Other comprehensive loss	(195)	—	(102)	—	(93)
Balance at March 31, 2015	$11,190	$9,248	$(75)	$1,366	$651
Net income	910	856	—	—	54
Other comprehensive loss	(32)	—	(17)	—	(15)
Balance at March 31, 2016	$12,068	$10,104	$(92)	$1,366	$690
Net income	753	683	—	—	70
Other comprehensive loss	(35)	—	(18)	—	(17)
Balance at March 31, 2017	$12,786	$10,787	$(110)	$1,366	$743

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Years ended March 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$753	$910	$992
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	161	(186)	(189)
Loss on lease residual values and provision for credit losses	225	163	118
Early termination loss on operating leases and impairment on operating leases	73	54	37
Depreciation and amortization	5,063	4,426	3,843
Accretion of unearned subsidy income	(1,243)	(1,089)	(1,077)
Amortization of deferred dealer participation and IDC	315	316	336
Gain on disposition of lease vehicles and fixed assets	(43)	(51)	(37)
Deferred income taxes	688	969	513
Changes in operating assets and liabilities:
Income taxes receivable/payable	257	(449)	1
Other assets	(72)	(7)	(23)
Accrued interest/discounts on debt	54	44	41
Other liabilities	124	81	45
Due to/from Parent and affiliated companies	(85)	(19)	(21)
Net cash provided by operating activities	6,270	5,162	4,579
Cash flows from investing activities:
Finance receivables acquired	(16,761)	(14,285)	(16,115)
Principal collected on finance receivables	16,140	16,947	18,025
Net change in wholesale loans	(197)	(467)	239
Purchase of operating lease vehicles	(15,949)	(15,445)	(13,826)
Disposal of operating lease vehicles	7,364	6,765	6,236
Cash received for unearned subsidy income	1,593	1,281	1,222
Other investing activities, net	(79)	(49)	(9)
Net cash used in investing activities	(7,889)	(5,253)	(4,228)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	41,162	36,995	39,823
Paydown of commercial paper	(41,303)	(36,916)	(39,260)
Proceeds from issuance of related party debt	12,514	19,491	40,144
Paydown of related party debt	(13,567)	(20,657)	(41,179)
Proceeds from issuance of medium term notes and other debt	10,488	7,951	10,166
Paydown of medium term notes and other debt	(8,411)	(6,948)	(8,669)
Proceeds from issuance of secured debt	5,708	4,500	4,238
Paydown of secured debt	(4,868)	(4,283)	(5,108)
Net cash provided by financing activities	1,723	133	155
Effect of exchange rate changes on cash and cash equivalents	(2)	(18)	(10)
Net increase in cash and cash equivalents	102	24	496
Cash and cash equivalents at beginning of year	658	634	138
Cash and cash equivalents at end of year	$760	$658	$634
Supplemental disclosures of cash flow information:
Interest paid	$674	$536	$575
Income taxes paid/(received)	(508)	32	51

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

The Company provides various forms of financing to authorized independent dealers of Honda and Acura products and their customers in the United States and Canada. The Company also finances a limited number of vehicles other than Honda and Acura products. The Company’s financing products include the following categories:

Retail Loans – The Company acquires retail installment contracts from dealers who originate the contracts with consumers. Retail loans are collateralized by liens on the related vehicles or equipment. Retail loan terms range primarily from two to six years.

Retail Leases – The Company acquires closed-end vehicle lease contracts between dealers and their customers. The dealer assigns all of its rights, title, and interest in the lease and motor vehicle to the Company upon acquisition. Lease terms range primarily from two to five years.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The consolidated financial statements include the accounts of AHFC and its subsidiaries. All subsidiaries are wholly-owned, except for HCFI, which is majority-owned (52.33% as of March 31, 2017 and 2016).

The Company also consolidates variable interest entities (VIEs) where the Company is the primary beneficiary. All consolidated VIEs are statutory trusts formed by the Company to accommodate securitization structures.

In April 2017, the Company sold all issued and outstanding common stock of its wholly-owned subsidiary American Honda Service Contract Corporation (AHSCC) to AHM for an amount equal to AHSCC’s total equity as of March 31, 2017. AHSCC was not material to the Company’s operations.

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

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. As of March 31, 2017 and 2016, all finance receivables were classified as held-for-investment and reported at amortized cost.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The allowance for credit losses is management’s estimate of probable losses incurred on finance receivables and is evaluated, at minimum, on a quarterly basis. The retail loan and direct financing lease portfolio segments consist primarily of pools of homogeneous loans and leases with relatively small balances, which are collectively evaluated for impairment. Dealer loans are individually evaluated for impairment when specifically identified as impaired. Dealer loans that have not been specifically identified as impaired are collectively evaluated. An allowance for credit losses is also maintained for estimated probable losses incurred on past due operating lease rental payments.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(h)	Determination of Lease Residual Values

Contractual residual values of lease vehicles are determined at lease inception based on expectations of end of term used vehicle values, taking into consideration external industry data and the Company’s own historical experience. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealers are sold through online and physical auctions. The Company is exposed to risk of loss on the disposition of returned lease vehicles when the proceeds from the sale of the vehicles are less than the contractual residual values at the end of lease term. The Company assesses the estimated end of term market values of the lease vehicles, at minimum, on a quarterly basis. The primary factors affecting the estimates are the percentage of leased vehicles the Company expects to be returned by the lessee at the end of lease term and expected loss severities. Factors considered in this evaluation include, among other factors, economic conditions, historical trends, and market information on new and used vehicles.

For operating leases, adjustments to the estimated residual values are made on a straight-line basis over the remaining term of the lease and recognized as depreciation expense. For direct financing leases, downward adjustments for declines in estimated residual values deemed to be other-than-temporary are recognized as a loss in the period in which the estimate changed.

(i)	Vehicles Held for Disposition

Vehicles held for disposition consist of returned and repossessed vehicles. The vehicles are either sold at used vehicle auctions or purchased by dealers, usually within two months of return or repossession. The vehicles are valued at the lower of their carrying value or estimated fair value, less estimated disposition costs. For returned vehicles, valuation adjustments are recorded as a charge against the gain/loss on disposition of lease vehicles. Valuation adjustments made for repossessed collateral of finance receivables and operating leases are recognized as charges to the allowance for credit loss and estimated early termination losses on operating leases, respectively.

(j)	Vehicle Service Contract Administration

AHFC performs administrative services for vehicle service contracts (VSC) issued by AHM and its subsidiary, American Honda Protection Products Corporation. AHFC receives fees for performing the services when the contracts are acquired, which is recognized in other income over the lives of the underlying contracts, proportionate to the anticipated amount of service to be performed. HCFI performs marketing services for vehicle service contracts issued by HCI. HCFI receives fees as the services are performed, which is recognized in other income.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Excess interest – Excess interest collections can be used to cover losses on defaulted loans.

Reserve funds – Restricted cash accounts held by the trusts to cover shortfalls in payments of interest and principal required to be paid on the notes.

Yield supplement accounts – Restricted cash accounts held by the trusts to supplement interest payments on notes.

The risk retention regulations in Regulation RR of the Securities Exchange Act of 1934, as amended, require the sponsor to retain an economic interest in the credit risk of the securitized receivables, either directly or through one or more majority-owned affiliates.  Standard risk retention options allow the sponsor to retain either an eligible vertical interest, an eligible horizontal residual interest, or a combination of both. The Company has satisfied this obligation by retaining an eligible vertical interest of an amount equal to at least 5% of the principal amount of each class of note and certificate issued for the securitization transaction that was subject to this rule but may choose to use other structures in the future.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Effective for the fiscal year ended March 31, 2017, the Company adopted ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The adoption of this guidance did not have an impact on the consolidated financial statements.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Finance Receivables

Finance receivables consisted of the following:

	March 31, 2017
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$410	$31,103	$5,006	$36,519
Allowance for credit losses	(1)	(132)	—	(133)
Write-down of lease residual values	(16)	—	—	(16)
Unearned interest income and fees	(8)	—	—	(8)
Deferred dealer participation and IDC	—	371	—	371
Unearned subsidy income	(10)	(819)	—	(829)
Finance receivables, net	$375	$30,523	$5,006	$35,904

	March 31, 2016
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$1,011	$30,467	$4,771	$36,249
Allowance for credit losses	(2)	(91)	—	(93)
Write-down of lease residual values	(16)	—	—	(16)
Unearned interest income and fees	(26)	—	—	(26)
Deferred dealer participation and IDC	1	361	—	362
Unearned subsidy income	(33)	(650)	—	(683)
Finance receivables, net	$935	$30,087	$4,771	$35,793

Finance receivables include retail loans with a principal balance of $8.6 billion and $7.8 billion as of March 31, 2017 and 2016, respectively, which have been transferred to securitization trusts and considered to be legally isolated but do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 10 for additional information.

Contractual maturities of direct financing lease and retail loans at March 31, 2017 were as follows:

	Lease	Retail
	(U.S. dollars in millions)
Year ending March 31:
2018	$197	$9,413
2019	151	7,904
2020	62	6,064
2021	—	4,340
2022	—	2,494
Thereafter	—	888
Total	$410	$31,103

It is the Company’s experience that a portion of the finance receivable portfolio generally is repaid before contractual maturity dates. Aggregate contractual maturities, as shown above for direct financing lease and retail finance receivables, should not be regarded as a forecast of future cash collections.

The uninsured portions of the direct financing lease residual values were $78 million and $173 million at March 31, 2017 and 2016, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $42 million, $27 million and $23 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

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

Consumer finance receivables in the retail loan and direct financing lease portfolio segments are collectively evaluated for impairment. Delinquencies and losses are monitored on an ongoing basis and this historical experience provides the primary basis for estimating the allowance. Management utilizes various methodologies when estimating the allowance for credit losses, including models which incorporate vintage loss and delinquency migration analysis. These models take into consideration attributes of the portfolio including loan-to-value ratios, internal and external credit scores, collateral types, and loan terms. Market and economic factors such as used vehicle prices, unemployment rates, and consumer debt service burdens are also incorporated into these models.

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

There were no modifications to dealer loans that constituted troubled debt restructurings during the fiscal years ended March 31, 2017, 2016 and 2015.

The Company generally does not grant concessions on consumer finance receivables that are considered to be troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the fiscal years ended March 31, 2017, 2016 and 2015. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered to be troubled debt restructurings since the deferrals are deemed to be insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Year ended March 31, 2017
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance	$2	$91	$—	$93
Provision	1	186	—	187
Charge-offs	(2)	(224)	—	(226)
Recoveries	—	79	—	79
Effect of translation adjustment	—	—	—	—
Ending balance	$1	$132	$—	$133
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1	132	—	133
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$1	$1
Collectively evaluated for impairment	392	30,655	5,005	36,052

	Year ended March 31, 2016
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance	$2	$84	$—	$86
Provision	3	129	(1)	131
Charge-offs	(4)	(196)	—	(200)
Recoveries	1	74	1	76
Effect of translation adjustment	—	—	—	—
Ending balance	$2	$91	$—	$93
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	2	91	—	93
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$1	$1
Collectively evaluated for impairment	953	30,178	4,770	35,901

	Year ended March 31, 2015
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance	$4	$95	$1	$100
Provision	3	92	2	97
Charge-offs	(5)	(185)	(3)	(193)
Recoveries	1	83	—	84
Effect of translation adjustment	(1)	(1)	—	(2)
Ending balance	$2	$84	$—	$86
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	2	84	—	86
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$8	$8
Collectively evaluated for impairment	1,815	32,492	4,248	38,555

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 – 59 days	60 – 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
March 31, 2017
Retail loans:
New auto	$162	$26	$7	$195	$25,785	$25,980
Used and certified auto	48	8	2	58	3,474	3,532
Motorcycle and other	10	3	2	15	1,128	1,143
Total retail	220	37	11	268	30,387	30,655
Direct financing leases	3	2	—	5	387	392
Dealer loans:
Wholesale flooring	2	—	—	2	4,098	4,100
Commercial loans	—	—	—	—	906	906
Total dealer loans	2	—	—	2	5,004	5,006
Total finance receivables	$225	$39	$11	$275	$35,778	$36,053

March 31, 2016
Retail loans:
New auto	$181	$29	$8	$218	$25,652	$25,870
Used and certified auto	55	8	2	65	3,163	3,228
Motorcycle and other	11	3	2	16	1,064	1,080
Total retail	247	40	12	299	29,879	30,178
Direct financing leases	6	1	—	7	946	953
Dealer loans:
Wholesale flooring	1	1	—	2	3,913	3,915
Commercial loans	—	—	—	—	856	856
Total dealer loans	1	1	—	2	4,769	4,771
Total finance receivables	$254	$42	$12	$308	$35,594	$35,902

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

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
March 31, 2017
Performing	$25,947	$3,522	$1,138	$390	$30,997
Nonperforming	33	10	5	2	50
Total	$25,980	$3,532	$1,143	$392	$31,047

March 31, 2016
Performing	$25,833	$3,218	$1,075	$952	$31,078
Nonperforming	37	10	5	1	53
Total	$25,870	$3,228	$1,080	$953	$31,131

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

	March 31,
	2017			2016
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$2,689	$628	$3,317	$2,707	$600	$3,307
Group B	1,411	278	1,689	1,208	256	1,464
Total	$4,100	$906	$5,006	$3,915	$856	$4,771

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	March 31,
	2017	2016
	(U.S. dollars in millions)
Operating lease vehicles	$39,684	$35,204
Accumulated depreciation	(7,136)	(5,917)
Deferred dealer participation and IDC	118	112
Unearned subsidy income	(1,285)	(1,092)
Estimated early termination losses	(71)	(60)
Investment in operating leases, net	$31,310	$28,247

The Company recognized $73 million, $46 million and $37 million of estimated early termination losses due to lessee defaults for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. Actual net losses realized for the fiscal years ended March 31, 2017, 2016 and 2015 totaled $62 million, $44 million and $35 million, respectively.

Included in the provision for credit losses for the fiscal years ended March 31, 2017, 2016 and 2015 are provisions related to past due receivables on operating leases in the amounts of $23 million, $19 million and $17 million, respectively.

Certain Honda and Acura vehicles were recalled during the fourth quarter of the fiscal year ended March 31, 2016 based on a determination of a safety related defect in driver’s airbag inflators. AHM and HCI instructed their authorized dealers to cease the sale of affected new and used vehicles until the recall repairs are completed. Tests for recoverability were performed on operating leases affected by this recall, which reflected the anticipated delays in the disposition of returned lease vehicles. For the operating lease assets that did not pass the test for recoverability, the Company recognized $8 million of impairment losses for the fiscal year ended March 31, 2016. No impairment losses due to declines in estimated residual values were recognized during the fiscal years ended March 31, 2017 and 2015.

Future minimum rental payments for operating leases at March 31, 2017 were as follows (U.S. dollars in millions):

Year ending March 31:
2018	$5,134
2019	3,539
2020	1,320
2021	206
2022	35
Total	$10,234

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

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	March 31,		March 31,		March 31,
	2017	2016	2017	2016	2017	2016
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$4,462	$4,614	0.99%	0.60%	0.78 - 1.15%	0.41 - 0.88%
Related party debt	1,201	2,284	0.95%	0.69%	0.93 - 0.96%	0.42 - 0.88%
Bank loans	5,883	7,309	1.65%	1.18%	1.28 - 2.00%	0.97 - 1.73%
Private MTN program	2,946	5,443	3.77%	2.80%	1.50 - 7.63%	1.01 - 7.63%
Public MTN program	19,491	14,479	1.63%	1.47%	0.07 - 2.90%	0.18 - 2.63%
Euro MTN programme	1,086	1,173	1.83%	1.72%	1.52 - 2.23%	1.12 - 2.23%
Other debt	2,736	1,880	1.90%	1.88%	1.28 - 2.35%	1.20 - 2.35%
Total unsecured debt	37,805	37,182
Secured debt	8,422	7,594	1.24%	1.01%	0.77 - 2.05%	0.53 - 1.56%
Total debt	$46,227	$44,776

As of March 31, 2017, the outstanding principal balance of long-term debt with floating interest rates totaled $12.2 billion and long-term debt with fixed interest rates totaled $27.9 billion. As of March 31, 2016, the outstanding principal balance of long-term debt with floating interest rates totaled $14.6 billion and long-term debt with fixed interest rates totaled $23.1 billion.

The Company’s secured debt is amortizing and unsecured debt is nonamortizing. Scheduled and projected maturities of the Company’s debt at March 31, 2017 are summarized below:

	2018	2019	2020	2021	2022	Thereafter	Total
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$4,467	$—	$—	$—	$—	$—	$4,467
Related party debt	1,201	—	—	—	—	—	1,201
Bank loans	650	688	1,488	1,075	1,300	694	5,895
Private MTN program	1,250	700	—	500	500	—	2,950
Public MTN program	4,875	4,984	3,750	1,000	2,339	2,595	19,543
Euro MTN programme	100	160	801	—	—	27	1,088
Other debt	601	638	451	451	300	300	2,741
Total unsecured debt	13,144	7,170	6,490	3,026	4,439	3,616	37,885
Secured debt (1)	4,661	2,443	1,144	187	—	—	8,435
Total debt (2)	$17,805	$9,613	$7,634	$3,213	$4,439	$3,616	46,320
			Unamortized discounts/fees				(93)
			Total debt				$46,227

(1)	Projected repayment schedule of secured debt. Reflects payment performance assumptions on underlying receivables.
(2)	Principal amounts.

Commercial Paper

As of both March 31, 2017 and 2016, the Company had commercial paper programs that provide the Company with available funds of up to $8.5 billion at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Outstanding commercial paper averaged $5.8 billion and $5.2 billion during fiscal years 2017 and 2016, respectively. The maximum balance outstanding at any month-end during fiscal years 2017 and 2016 was $6.6 billion and $6.1 billion, respectively.

Related Party Debt

AHFC issues fixed rate short-term notes to AHM to help fund AHFC’s general corporate operations. The Company incurred interest expense on these notes totaling $3 million, $3 million and $4 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. As of March 31, 2017, AHFC had no outstanding notes issued to AHM.

HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. The Company incurred interest expense on these notes totaling $12 million, $13 million and $22 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

Bank Loans

Outstanding bank loans at March 31, 2017 and 2016 had floating interest rates. Outstanding bank loans have prepayment options. No outstanding bank loans as of March 31, 2017 and 2016 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under the Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of March 31, 2017 were long-term, with fixed interest rates, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.

Public MTN Program

In August 2016, AHFC filed a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under this program as of March 31, 2017 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euros, or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program as of March 31, 2017 were long-term with either fixed or floating interest rates, and denominated in U.S. dollars, Japanese Yen, or Euros. Notes under this program were issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.

The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.

Other Debt

The outstanding balances as of March 31, 2017 and 2016 consisted of private placement debt issued by HCFI denominated in Canadian dollars, with either fixed or floating interest rates. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.

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

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364-day credit agreement, which expires on March 2, 2018, a $2.1 billion three-year credit agreement, which expires on March 3, 2020, and a $1.4 billion five-year credit agreement, which expires on March 3, 2022. As of March 31, 2017, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a $1.2 billion credit agreement, as amended, which provides that HCFI may borrow up to $601 million on a one-year and up to $601 million on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2018 and the five-year tranche of the credit agreement expires on March 24, 2022. As of March 31, 2017, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of March 31, 2017, no amounts were drawn upon under these agreements. These agreements expire in September 2017. AHFC intends to renew these credit agreements prior to or on their expiration dates.

(5)	Derivative Instruments

The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented in the Company’s consolidated balance sheets on a gross basis by counterparty. Refer to Note 14 regarding the valuation of derivative instruments.

	March 31,
	2017			2016
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$54,664	$237	$193	$51,841	$272	$118
Cross currency swaps	3,694	12	256	2,739	70	98
Gross derivative assets/liabilities		249	449		342	216
Counterparty netting adjustment		(179)	(179)		(128)	(128)
Net derivative assets/liabilities		$70	$270		$214	$88

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The income statement effect of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Years ended March 31,
	2017	2016	2015
	(U.S. dollars in millions)
Interest rate swaps	$(87)	$(8)	$(12)
Cross currency swaps	(228)	109	(314)
Total gain/(loss) on derivative instruments	$(315)	$101	$(326)

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

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Years ended March 31,
Income statement	2017	2016	2015
	(U.S. dollars in millions)
Revenue:
Subsidy income	$1,232	$1,076	$1,065
Interest expense:
Related party debt	15	16	26
Other income:
VSC administration fees	103	98	95
General and administrative expenses:
Support Compensation Agreement fees	20	18	17
Benefit plan expenses	11	9	8
Shared services	60	58	55

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	March 31,
Balance Sheet	2017	2016
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(820)	$(671)
Investment in operating leases, net:
Unearned subsidy income	(1,281)	(1,088)
Due from Parent and affiliated companies	228	132

Liabilities:
Debt:
Related party debt	$1,201	$2,284
Due to Parent and affiliated companies	91	81
Accrued interest expenses:
Related party debt	2	2
Other liabilities:
VSC unearned administrative fees	394	380
Accrued benefit expenses	66	48

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

Related Party Debt

AHFC issues short-term notes to AHM to fund AHFC’s general corporate operations. As of March 31, 2017, AHFC had no outstanding notes issued to AHM. HCFI issues short-term notes to HCI to fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Refer to Note 4 for additional information.

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

Other

AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the fiscal years ended March 31, 2017 and 2016 the Company recognized $6 million and $11 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.

As a result of the recall of certain Honda and Acura vehicles announced in the fourth quarter of the fiscal year ended March 31, 2016, the Company experienced delays in the disposition of returned lease vehicles and repossessed vehicles. HCI has compensated the Company $6 million during the fiscal year ended March 31, 2017 for certain costs resulting from the delay in disposition of affected vehicles in Canada. The Company compensated AHM $3 million during fiscal year ended March 31, 2017 for certain costs related to the disposition of affected vehicles in the United States.

The majority of the amounts due from the Parent and affiliated companies at March 31, 2017 and 2016 related to subsidies. The majority of the amounts due to the Parent and affiliated companies at March 31, 2017 and 2016 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Income Taxes

The Company’s consolidated income tax expense/(benefit) was computed on a modified separate return basis pursuant to the intercompany tax allocation agreement with the Parent and consisted of the following:

	Current	Deferred	Total
	(U.S. dollars in millions)
Year ended March 31, 2017
Federal	$(265)	$596	$331
State and local	(18)	72	54
Foreign	32	20	52
Total	$(251)	$688	$437
Year ended March 31, 2016
Federal	$(428)	$861	$433
State and local	(15)	88	73
Foreign	22	20	42
Total	$(421)	$969	$548
Year ended March 31, 2015
Federal	$14	$485	$499
State and local	12	11	23
Foreign	21	17	38
Total	$47	$513	$560

The allocation of federal tax expense between current and deferred tax expense for the fiscal years ended March 31, 2017, 2016 and 2015, reflect the statutory extensions of federal bonus depreciation due to the Protecting Americans from Tax Hikes Act of 2015, which was signed into law on December 18, 2015 extending 50 percent bonus depreciation through 2017 before phasing down to 40 percent in 2018, and 30 percent in 2019 and the Tax Increase Prevention Act of 2014, which was signed into law on December 19, 2014.

Income tax expense differs from the “expected” income taxes by applying the statutory federal corporate rate of 35% to income before income taxes as follows:

	Years ended March 31,
	2017	2016	2015
	(U.S. dollars in millions)
Computed “expected” income taxes	$416	$510	$543
Foreign tax rate differential	(17)	(13)	(12)
Effect of foreign dividends and foreign tax credit	4	3	—
State and local income taxes, net of federal income tax benefit	40	47	58
Change in valuation allowance	(5)	5	—
Change in estimated state tax rate, net of federal income tax benefit	(8)	21	(27)
Change in unrecognized tax benefit	—	(6)	(3)
Effect of state tax law changes	10	(16)	(4)
Other	(3)	(3)	5
Income tax expense	$437	$548	$560

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31,
	2017	2016
	(U.S. dollars in millions)
Deferred tax assets:
State income tax	$294	$275
Receivable valuation	90	69
Accrued postretirement	21	20
State loss carryforwards	60	60
Other assets	69	70
Total gross deferred tax assets	534	494
Less valuation allowance	—	5
Net deferred tax assets	534	489
Deferred tax liabilities:
HCFI leases	274	257
AHFC leases	8,949	8,174
Derivatives	24	100
Securitizations	9	8
Other	70	59
Total gross deferred tax liabilities	9,326	8,598
Net deferred tax liabilities	$8,792	$8,109

The effect of translating HCFI’s net deferred tax liabilities to U.S. dollars upon consolidation resulted in decreases of $5 million, $5 million and $32 million during the fiscal years ended March 31, 2017, 2016 and 2015, respectively. The translation adjustments have been recognized as a component of other comprehensive income.

Exception to Recognition of Deferred Tax Liabilities

Foreign undistributed earnings are generally subject to U.S. taxation when repatriated and when subject to U.S. taxation may generally be offset by foreign tax credits. To date, the Company has not provided for federal income taxes on its share of the undistributed earnings of its foreign subsidiary, HCFI, that are intended to be indefinitely reinvested outside the United States. At March 31, 2017, 2016 and 2015, $759 million, $704 million and $651 million, respectively, of accumulated undistributed earnings of HCFI were deemed to be so reinvested. If the undistributed earnings as of March 31, 2017 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $180 million.

State Loss Carryforwards

Included in the Company’s deferred tax assets are net operating loss (NOL) carryforwards with tax benefits resulting from operating losses incurred in various states in which the Company files tax returns in the amounts of $60 million, $60 million and $56 million at March 31, 2017, 2016 and 2015, respectively. Based on the statutes of each of the applicable states, these NOL carryforwards expire at various times through March 31, 2037.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. The Company considers sources of income, including the reversal of deferred tax liabilities, projected future taxable income, and tax planning considerations in making this assessment. Based upon these factors, during the fiscal year ended March 31, 2017, the Company released a valuation allowance of $5 million for state NOL carryforwards. The Company believes that it is more likely than not that the deferred tax assets of $534 million recognized as of March 31, 2017 will be realized.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended March 31,
	2017	2016	2015
	(U.S. dollars in millions)
Balance, beginning of year	$16	$21	$25
Additions for current year tax positions	—	—	—
Additions for prior year tax positions	5	—	4
Reductions for prior year tax positions	—	(10)	(6)
Settlements	—	5	(2)
Reductions related to a lapse in the statute of limitations	—	—	—
Foreign currency translation	—	—	—
Balance, end of year	$21	$16	$21

Included in the balance of unrecognized tax benefits at March 31, 2017, 2016 and 2015 are $21 million, $15 million and $18 million, respectively, the recognition of which would affect the Company’s effective tax rate in future periods. Although it is reasonably possible that the total amounts of unrecognized tax benefits could change within the next twelve months, the Company does not believe such change would be significant. As a result of the above unrecognized tax benefits and various favorable uncertain positions, the Company has recorded a net liability for uncertain tax positions of $14 million as of both March 31, 2017 and 2016 (Note 12).

The Company recognizes income tax-related interest income, interest expense and penalties as a component of income tax expense. During the fiscal year ended March 31, 2017 and 2016, the Company recognized interest expense in an amount less than $1 million for each year, and during fiscal years ended March 31, 2015, recognized interest income of $1 million as a component of income tax expense. As a result of settlements during the fiscal year ended March 31, 2016 and 2015, the Company received less than $1 million and paid $1 million, respectively. There were no settlements during the fiscal year ended March 31, 2017.  As of both March 31, 2017 and 2016, the Company’s consolidated balance sheets reflect accrued interest payable of $3 million.

As of March 31, 2017, the Company is subject to examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2016 with the exception of one state which is subject to examination for returns filed for taxable years ended March 31, 2001 through 2016. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2010 through 2016 federally, and returns filed for the taxable years ended March 31, 2009 through 2016 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Benefit Plans

The Company participates in certain retirement and other postretirement benefit plans maintained by AHM and HCI (collectively referred to as the Sponsors). During the fiscal year ended March 31, 2014, the Sponsors announced various amendments to the benefit plans which became effective January 1, 2014.

The Company participates in defined benefit retirement plans (the Pension Plans) maintained by the Sponsors. The names of the Pension Plans maintained by AHM are the Honda Retirement Plan and the Honda Pension Equalization Plan. The name of the Pension Plan maintained by HCI is the Pension Plan for Associates of Honda Canada Inc. Employees who commenced service after September 3, 2013 are not eligible to participate in the Pension Plans maintained by AHM. Under the amendments to the Pension Plan maintained by HCI, employees who commenced service after January 1, 2014 are not eligible to participate in their Pension Plan. The Company pays for its share of the Pension Plan costs allocated by the Sponsors. The Pension Plans’ expense, included in general and administrative expenses, was $6 million, $6 million and $4 million during the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company participates in defined contribution savings plans (the Savings Plans) maintained by the Sponsors. These plans allow participants to make contributions subject to Internal Revenue Service or Canada Revenue Agency limits. General and administrative expenses includes $7 million for the Company’s contributions to the Savings Plans for each of the fiscal years ended March 31, 2017, 2016 and 2015.

The Company participates in other postretirement plans maintained by the Sponsors primarily to provide certain healthcare benefits for retired employees. Substantially all employees become eligible for these benefits if they have met certain age and service requirements at retirement. The Company’s expense for the postretirement plans, included in general and administrative expenses, was $5 million, $3 million and $4 million during the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

(9)	Commitments and Contingencies

The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was approximately $10 million, $10 million and $11 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. Annual minimum lease commitments attributable to long-term noncancelable operating leases at March 31, 2017 were as follows (U.S. dollars in millions):

Year ending March 31:
2018	$9
2019	7
2020	7
2021	4
2022	4
Thereafter	10
Total	$41

The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. The unused balance of commercial revolving lines of credit was $153 million as of March 31, 2017. The Company also has commitments to finance the construction of auto dealerships. The remaining unfunded balance for these construction loans was $14 million as of March 31, 2017.

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

During the fiscal years ended March 31, 2017 and 2016, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $5.7 billion and $4.5 billion, respectively. The notes were secured by receivables with an initial principal balance of $6.3 billion and $5.6 billion, respectively.

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

	March 31,
	2017	2016
	(U.S. dollars in millions)
Assets:
Finance receivables	$8,649	$7,819
Unamortized costs and subsidy income, net	(125)	(103)
Allowance for credit losses	(12)	(10)
Finance receivables, net	8,512	7,706
Vehicles held for disposition	3	3
Restricted cash (1)	358	291
Accrued interest receivable (1)	9	8
Total assets	$8,882	$8,008
Liabilities:
Secured debt	$8,435	$7,605
Unamortized discounts and fees	(13)	(11)
Secured debt, net	8,422	7,594
Accrued interest expense	4	3
Total liabilities	$8,426	$7,597

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 11).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of March 31, 2017 and 2016, AHFC and HCFI had combined cash collections of $462 million and $422 million, respectively, which were required to be remitted to the trusts.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Other Assets

Other assets consisted of the following:

	March 31,
	2017	2016
	(U.S. dollars in millions)
Interest receivable and other assets	$76	$75
Other receivables	148	99
Deferred expense	171	173
Software, net of accumulated amortization of $138 and $134 as of March 31, 2017 and 2016, respectively	33	30
Property and equipment, net of accumulated depreciation of $17 and $17 as of March 31, 2017 and 2016, respectively	8	8
Restricted cash	382	315
Other miscellaneous assets	74	51
Total	$892	$751

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $7 million, $5 million and $6 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

(12)	Other Liabilities

Other liabilities consisted of the following:

	March 31,
	2017	2016
	(U.S. dollars in millions)
Dealer payables	$148	$139
Accounts payable and accrued expenses	313	286
Lease security deposits	66	62
VSC unearned administrative fees (Note 6)	394	380
Unearned income, operating lease	330	282
Uncertain tax positions	14	14
Other liabilities	124	130
Total	$1,389	$1,293

(13)	Other Income

Other income consisted of the following:

	Years ended March 31,
	2017	2016	2015
	(U.S. dollars in millions)
VSC administration (Note 6)	$103	$98	$95
Other	2	(1)	3
Total	$105	$97	$98

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Fair Value Measurements

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

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$237	$—	$237
Cross currency swaps	—	12	—	12
Total assets	$—	$249	$—	$249
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$193	$—	$193
Cross currency swaps	—	256	—	256
Total liabilities	$—	$449	$—	$449

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$272	$—	$272
Cross currency swaps	—	70	—	70
Total assets	$—	$342	$—	$342
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$118	$—	$118
Cross currency swaps	—	98	—	98
Total liabilities	$—	$216	$—	$216

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the fiscal years ended March 31, 2017 and 2016. Refer to notes 1(n) and 5 for additional information on derivative instruments.

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment
	(U.S. dollars in millions)
March 31, 2017
Vehicles held for disposition	$—	$—	$166	$166	$29

March 31, 2016
Vehicles held for disposition	$—	$—	$134	$134	$22

The following describes the methodologies and assumptions used in nonrecurring fair value measurements, which relate to the application of lower of cost or fair value accounting on long-lived assets.

Vehicles Held for Disposition

Vehicles held for disposition consist of returned and repossessed vehicles. They are valued at the lower of their carrying value or estimated fair value, less estimated disposition costs. The fair value is based on current average selling prices of like vehicles at wholesale used vehicle auctions. For vehicles affected by the recall announced in the fourth quarter of the fiscal year ended March 31, 2016, the fair value reflected the estimated impact of the delays in disposition.

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

	March 31, 2017
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$760	$760	$—	$—	$760
Dealer loans, net	5,006	—	—	4,837	4,837
Retail loans, net	30,523	—	—	30,724	30,724
Restricted cash	382	382	—	—	382

Liabilities:
Commercial paper	$4,462	$—	$4,462	$—	$4,462
Related party debt	1,201	—	1,202	—	1,202
Bank loans	5,883	—	5,939	—	5,939
Medium term note programs	23,523	—	23,723	—	23,723
Other debt	2,736	—	2,761	—	2,761
Secured debt	8,422	—	8,411	—	8,411

	March 31, 2016
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$658	$658	$—	$—	$658
Dealer loans, net	4,771	—	—	4,597	4,597
Retail loans, net	30,087	—	—	30,295	30,295
Restricted cash	315	315	—	—	315

Liabilities:
Commercial paper	$4,614	$—	$4,615	$—	$4,615
Related party debt	2,284	—	2,284	—	2,284
Bank loans	7,309	—	7,302	—	7,302
Medium term note programs	21,095	—	21,524	—	21,524
Other debt	1,880	—	1,894	—	1,894
Secured debt	7,594	—	7,601	—	7,601

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

Fair value information presented in the tables above is based on information available at March 31, 2017 and 2016. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Financial information for the Company’s reportable segments for the fiscal years ended or at March 31 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Year ended March 31, 2017
Revenues:
Direct financing leases	$—	$34	$—	$34
Retail	1,030	158	—	1,188
Dealer	133	14	—	147
Operating leases	5,547	786	—	6,333
Total revenues	6,710	992	—	7,702
Depreciation on operating leases	4,403	653	—	5,056
Interest expense	638	90	—	728
Realized (gains)/losses on derivatives and foreign currency denominated debt	(35)	17	18	—
Net revenues	1,704	232	(18)	1,918
Gain/(Loss) on disposition of lease vehicles	24	19	—	43
Other income	100	5	—	105
Total net revenues	1,828	256	(18)	2,066
Expenses:
General and administrative expenses	383	51	—	434
Provision for credit losses	199	11	—	210
Early termination loss on operating leases	67	6	—	73
Impairment loss on operating leases	—	—	—	—
Loss on lease residual values	—	15	—	15
(Gain)/Loss on derivative instruments	—	—	315	315
(Gain)/Loss on foreign currency revaluation of debt	—	—	(171)	(171)
Income before income taxes	$1,179	$173	$(162)	$1,190
March 31, 2017
Finance receivables, net	$31,447	$4,457	$—	$35,904
Investment in operating leases, net	27,380	3,930	—	31,310
Total assets	61,328	8,526	—	69,854

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Year ended March 31, 2016
Revenues:
Direct financing leases	$—	$72	$—	$72
Retail	1,041	144	—	1,185
Dealer	109	13	—	122
Operating leases	5,023	500	—	5,523
Total revenues	6,173	729	—	6,902
Depreciation on operating leases	4,012	409	—	4,421
Interest expense	518	74	—	592
Realized (gains)/losses on derivatives and foreign currency denominated debt	4	27	(31)	—
Net revenues	1,639	219	31	1,889
Gain/(Loss) on disposition of lease vehicles	46	5	—	51
Other income	94	3	—	97
Total net revenues	1,779	227	31	2,037
Expenses:
General and administrative expenses	356	47	—	403
Provision for credit losses	134	16	—	150
Early termination loss on operating leases	41	5	—	46
Impairment loss on operating leases	6	2	—	8
Loss on lease residual values	—	13	—	13
(Gain)/Loss on derivative instruments	—	—	(101)	(101)
(Gain)/Loss on foreign currency revaluation of debt	—	—	60	60
Income before income taxes	$1,242	$144	$72	$1,458
March 31, 2016
Finance receivables, net	$31,080	$4,713	$—	$35,793
Investment in operating leases, net	25,245	3,002	—	28,247
Total assets	58,813	7,840	—	66,653

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Year ended March 31, 2015
Revenues:
Direct financing leases	$—	$135	$—	$135
Retail	1,104	162	—	1,266
Dealer	103	15	—	118
Operating leases	4,598	244	—	4,842
Total revenues	5,805	556	—	6,361
Depreciation on operating leases	3,637	201	—	3,838
Interest expense	485	95	—	580
Realized (gains)/losses on derivatives and foreign currency denominated debt	(5)	22	(17)	—
Net revenues	1,688	238	17	1,943
Gain/(Loss) on disposition of lease vehicles	30	7	—	37
Other income	96	2	—	98
Total net revenues	1,814	247	17	2,078
Expenses:
General and administrative expenses	346	52	—	398
Provision for credit losses	103	11	—	114
Early termination loss on operating leases	35	2	—	37
Loss on lease residual values	—	4	—	4
(Gain)/Loss on derivative instruments	—	—	326	326
(Gain)/Loss on foreign currency revaluation of debt	—	—	(353)	(353)
Income before income taxes	$1,330	$178	$44	$1,552
March 31, 2015
Finance receivables, net	$33,067	$5,397	$—	$38,464
Investment in operating leases, net	22,790	1,649	—	24,439
Total assets	57,645	7,160	—	64,805

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(U.S. dollars in millions)
Year ended March 31, 2017
Total revenues	$1,846	$1,911	$1,953	$1,992	$7,702
Depreciation on operating leases	1,182	1,250	1,306	1,318	5,056
Interest expense	169	178	186	195	728
Other income	22	22	23	38	105
Total net revenues	536	504	484	542	2,066
Provision for credit losses	31	72	54	53	210
Early termination loss on operating leases	15	16	19	23	73
Net income	237	196	119	201	753
Net income attributable to American Honda Finance Corporation	223	178	98	184	683

Year ended March 31, 2016
Total revenues	$1,663	$1,703	$1,741	$1,795	$6,902
Depreciation on operating leases	1,040	1,077	1,119	1,185	4,421
Interest expense	140	143	148	161	592
Other income	24	24	26	23	97
Total net revenues	529	515	504	489	2,037
Provision for credit losses	31	35	43	41	150
Early termination loss on operating leases	11	18	1	16	46
Impairment loss on operating leases	—	—	—	8	8
Net income	227	240	223	220	910
Net income attributable to American Honda Finance Corporation	210	228	208	210	856

AMERICAN HONDA FINANCE CORPORATION
Exhibit Index

Exhibit Number	Description
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

10.2(9)	Amendment, dated as of June 30, 2014, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.3(10)	Second Amendment, dated as of March 13, 2015, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.4(11)	Third Amendment, dated as of March 23, 2016, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.5(12)	Fourth Amendment dated as of March 23, 2017 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.6(13)

$3,500,000,000 364-day unsecured revolving credit facility pursuant to a 364 Day Credit Agreement, dated March 3, 2017, among American Honda Finance Corporation, as the borrower, the lenders party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent and auction agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, BNP Paribas and Citibank, N.A., as documentation agents and The Bank of Tokyo-Mitsubishi UFJ, Ltd., J.P. Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas Securities Corp, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners.

E-1

AMERICAN HONDA FINANCE CORPORATION
Exhibit Index

Exhibit Number	Description
10.7(14)

$2,100,000,000 three year unsecured revolving credit facility pursuant to a Three Year Credit Agreement, dated March 3, 2017, among American Honda Finance Corporation, as the borrower, the lenders party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent and auction agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, BNP Paribas and Citibank, N.A., as documentation agents and The Bank of Tokyo-Mitsubishi UFJ, Ltd., J.P. Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas Securities Corp, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners.

10.8(15)

$1,400,000,000 five year unsecured revolving credit facility pursuant to a Five Year Credit Agreement, dated March 3, 2017, among American Honda Finance Corporation, as the borrower, the lenders party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent and auction agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, BNP Paribas and Citibank, N.A., as documentation agents and The Bank of Tokyo-Mitsubishi UFJ, Ltd., J.P. Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas Securities Corp, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners.

10.9(16)	Keep Well Agreement between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated September 9, 2005.
10.10(17)	Support Compensation Agreement, between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated as of October 1, 2005.
10.11(18)	Keep Well Agreement between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated September 26, 2005.
10.12(19)	Support Compensation Agreement, between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated as of October 1, 2005.
12.1(20)	Statement regarding computation of ratio of earnings to fixed charges
23.1(20)	Consent of KPMG LLP
31.1(20)	Certification of Principal Executive Officer
31.2(20)	Certification of Principal Financial Officer
32.1(21)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(21)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(20)	XBRL Instance Document
101.SCH(20)	XBRL Taxonomy Extension Schema Document
101.CAL(20)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(20)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(20)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(20)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(3)	Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(4)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.
(5)	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
(6)	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated February 12, 2014.
(7)	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 10, 2016.

E-2

(8)	Incorporated herein by reference to the same numbered Exhibit filed with our current report on Form 8-K, dated March 24, 2014.
(9)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated June 30, 2014.
(10)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 13, 2015.
(11)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2016.
(12)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2017.
(13)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 3, 2017.
(14)	Incorporated herein by reference to Exhibit number 10.2 filed with our current report on Form 8-K, dated March 3, 2017.
(15)	Incorporated herein by reference to Exhibit number 10.3 filed with our current report on Form 8-K, dated March 3, 2017.
(16)	Incorporated herein by reference to Exhibit 10.1 filed with our registration statement on Form 10, dated June 28, 2013.
(17)	Incorporated herein by reference to Exhibit 10.2 filed with our registration statement on Form 10, dated June 28, 2013.
(18)	Incorporated herein by reference to Exhibit 10.3 filed with our registration statement on Form 10, dated June 28, 2013.
(19)	Incorporated herein by reference to Exhibit 10.4 filed with our registration statement on Form 10, dated June 28, 2013.
(20)	Filed herewith.
(21)	Furnished herewith.

E-3