Form 10-Q
period 2017-06-30
AMERICAN HONDA FINANCE CORP
filed 2017-08-10
CIK 864270

od

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2017, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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

For the quarter ended June 30, 2017

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

Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 that we filed with the Securities and Exchange Commission on June 22, 2017, and readers of this Quarterly Report should review the additional information contained in that report, and in any subsequent reports that we file with the Securities and Exchange Commission as such risks and uncertainties may be amended, supplemented or superseded from time to time by other reports. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. dollars in millions, except share amounts)

	June 30,	March 31,
	2017	2017
Assets
Cash and cash equivalents	$703	$760
Finance receivables, net	36,150	35,904
Investment in operating leases, net	31,813	31,310
Due from Parent and affiliated companies	193	228
Income taxes receivable	286	256
Vehicles held for disposition	188	255
Other assets	875	892
Derivative instruments	355	249
Total assets	$70,563	$69,854
Liabilities and Equity
Debt	$46,665	$46,227
Due to Parent and affiliated companies	94	91
Accrued interest expense	168	120
Deferred income taxes	8,954	8,792
Other liabilities	1,320	1,389
Derivative instruments	286	449
Total liabilities	57,487	57,068
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of June 30, 2017 and March 31, 2017	1,366	1,366
Retained earnings	11,008	10,787
Accumulated other comprehensive loss	(88)	(110)
Total shareholder’s equity	12,286	12,043
Noncontrolling interest in subsidiary	790	743
Total equity	13,076	12,786
Total liabilities and equity	$70,563	$69,854

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	June 30,	March 31,
	2017	2017
Finance receivables, net	$8,908	$8,512
Vehicles held for disposition	3	3
Other assets	389	367
Total assets	$9,300	$8,882

Secured debt	$8,625	$8,422
Accrued interest expense	4	4
Total liabilities	$8,629	$8,426

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended
	June 30,
	2017	2016
Revenues:
Direct financing leases	$5	$12
Retail	318	288
Dealer	42	36
Operating leases	1,676	1,510
Total revenues	2,041	1,846
Depreciation on operating leases	1,346	1,182
Interest expense	204	169
Net revenues	491	495
Gain/(Loss) on disposition of lease vehicles	29	19
Other income	14	22
Total net revenues	534	536
Expenses:
General and administrative expenses	108	101
Provision for credit losses	39	31
Early termination loss on operating leases	17	15
Loss on lease residual values	1	1
(Gain)/Loss on derivative instruments	(229)	79
(Gain)/Loss on foreign currency revaluation of debt	209	(86)
Total expenses	145	141
Income before income taxes	389	395
Income tax expense	141	158
Net income	248	237
Less: Net income attributable to noncontrolling interest	27	14
Net income attributable to American Honda Finance Corporation	$221	$223

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended
	June 30,
	2017	2016
Net income	$248	$237
Other comprehensive income:
Foreign currency translation adjustment	42	8
Comprehensive income	290	245
Less: Comprehensive income attributable to noncontrolling interest	47	18
Comprehensive income attributable to American Honda Finance Corporation	$243	$227

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	income/(loss)	stock	interest
Balance at March 31, 2016	$12,068	$10,104	$(92)	$1,366	$690
Net income	237	223	—	—	14
Other comprehensive income	8	—	4	—	4
Balance at June 30, 2016	$12,313	$10,327	$(88)	$1,366	$708

Balance at March 31, 2017	$12,786	$10,787	$(110)	$1,366	$743
Net income	248	221	—	—	27
Other comprehensive income	42	—	22	—	20
Balance at June 30, 2017	$13,076	$11,008	$(88)	$1,366	$790

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in millions)

	Three months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$248	$237
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(16)	(5)
Loss on lease residual values and provision for credit losses	40	32
Early termination loss on operating leases and impairment on operating leases	17	15
Depreciation and amortization	1,348	1,184
Accretion of unearned subsidy income	(342)	(294)
Amortization of deferred dealer participation and other deferred costs	78	78
Gain on disposition of lease vehicles and fixed assets	(29)	(19)
Deferred income taxes	152	260
Changes in operating assets and liabilities:
Income taxes receivable/payable	(26)	(104)
Other assets	(17)	(27)
Accrued interest/discounts on debt	15	8
Other liabilities	17	19
Due to/from Parent and affiliated companies	38	(32)
Net cash provided by operating activities	1,523	1,352
Cash flows from investing activities:
Finance receivables acquired	(4,365)	(4,078)
Principal collected on finance receivables	3,937	4,202
Net change in wholesale loans	139	(72)
Purchase of operating lease vehicles	(3,949)	(4,607)
Disposal of operating lease vehicles	2,224	1,932
Cash received for unearned subsidy income	465	404
Other investing activities, net	(60)	(23)
Net cash used in investing activities	(1,609)	(2,242)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	8,579	12,888
Paydown of commercial paper	(7,365)	(10,959)
Proceeds from issuance of related party debt	968	4,331
Paydown of related party debt	(968)	(4,331)
Paydown of medium term notes and other debt	(1,348)	(1,750)
Proceeds from issuance of secured debt	1,401	1,892
Paydown of secured debt	(1,238)	(1,131)
Net cash provided by financing activities	29	940
Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase/(decrease) in cash and cash equivalents	(57)	50
Cash and cash equivalents at beginning of period	760	658
Cash and cash equivalents at end of period	$703	$708
Supplemental disclosures of cash flow information:
Interest paid	$145	$133
Income taxes paid	$15	$2

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations, cash flows, and financial condition for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year or for any other interim period. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements, significant accounting policies, and the other notes to the consolidated financial statements for the fiscal year ended March 31, 2017 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on June 22, 2017. All significant intercompany balances and transactions have been eliminated upon consolidation.

(c)	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date for the Company from April 1, 2017 to April 1, 2018 while permitting early adoption as of April 1, 2017. The FASB has also issued several other updates to ASU 2014-09 with targeted improvements and clarifications. The Company’s ongoing major sources of revenues are from lease and loan contracts, which are within the scope of other accounting standards. For contracts that are within the scope of this ASU, the adoption of this standard is not expected to have a material impact to the timing and amount of revenue recognized, however additional disclosures will be required. The Company plans to adopt the new guidance effective April 1, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in ASC 840, Leases. The effect of adopting the new standard will be the requirement to record right-of-use assets and lease liabilities for the Company’s current operating leases as lessee. The Company is identifying the contracts that are or may contain lease arrangements as a lessee and continues to evaluate the application of this standard to those contracts. Lessor accounting remains largely unchanged from current GAAP. The Company also continues to evaluate the application of this standard as lessor. The amendments are effective for the Company beginning April 1, 2019. Early adoption is permitted. The Company plans to adopt the new guidance effective April 1, 2019.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2)	Finance Receivables

Finance receivables consisted of the following:

	June 30, 2017
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$312	$31,634	$4,902	$36,848
Allowance for credit losses	(1)	(137)	—	(138)
Write-down of lease residual values	(12)	—	—	(12)
Unearned interest income and fees	(6)	—	—	(6)
Deferred dealer participation and IDC	—	377	—	377
Unearned subsidy income	(8)	(911)	—	(919)
Finance receivables, net	$285	$30,963	$4,902	$36,150

	March 31, 2017
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$410	$31,103	$5,006	$36,519
Allowance for credit losses	(1)	(132)	—	(133)
Write-down of lease residual values	(16)	—	—	(16)
Unearned interest income and fees	(8)	—	—	(8)
Deferred dealer participation and IDC	—	371	—	371
Unearned subsidy income	(10)	(819)	—	(829)
Finance receivables, net	$375	$30,523	$5,006	$35,904

Finance receivables include retail loans with a principal balance of $9.1 billion and $8.6 billion as of June 30, 2017 and March 31, 2017, respectively, which have been transferred to securitization trusts and considered to be legally isolated but do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

The uninsured portions of the direct financing lease residual values were $61 million and $78 million at June 30, 2017 and March 31, 2017, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $17 million and $8 million as of June 30, 2017 and 2016, respectively.

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

There were no modifications to dealer loans that constituted troubled debt restructurings during the three months ended June 30, 2017 and 2016.

The Company generally does not grant concessions on consumer finance receivables that are considered to be troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three months ended June 30, 2017 and 2016. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered to be troubled debt restructurings since the deferrals are deemed to be insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three months ended June 30, 2017
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, April 1, 2017	$1	$132	$—	$133
Provision	—	33	—	33
Charge-offs	—	(48)	—	(48)
Recoveries	—	20	—	20
Effect of translation adjustment	—	—	—	—
Ending balance, June 30, 2017	$1	$137	$—	$138
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1	137	—	138
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$2	$2
Collectively evaluated for impairment	298	31,100	4,900	36,298

	Three months ended June 30, 2016
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, April 1, 2016	$2	$91	$—	$93
Provision	—	26	—	26
Charge-offs	(1)	(47)	—	(48)
Recoveries	—	21	—	21
Effect of translation adjustment	—	—	—	—
Ending balance, June 30, 2016	$1	$91	$—	$92
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1	91	—	92
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$1	$1
Collectively evaluated for impairment	771	30,169	4,825	35,765

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 – 59 days	60 – 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
June 30, 2017
Retail loans:
New auto	$184	$43	$9	$236	$26,049	$26,285
Used and certified auto	60	13	3	76	3,550	3,626
Motorcycle and other	12	4	2	18	1,171	1,189
Total retail	256	60	14	330	30,770	31,100
Direct financing leases	3	1	1	5	293	298
Dealer loans:
Wholesale flooring	1	—	—	1	3,974	3,975
Commercial loans	—	—	—	—	927	927
Total dealer loans	1	—	—	1	4,901	4,902
Total finance receivables	$260	$61	$15	$336	$35,964	$36,300

March 31, 2017
Retail loans:
New auto	$162	$26	$7	$195	$25,785	$25,980
Used and certified auto	48	8	2	58	3,474	3,532
Motorcycle and other	10	3	2	15	1,128	1,143
Total retail	220	37	11	268	30,387	30,655
Direct financing leases	3	2	—	5	387	392
Dealer loans:
Wholesale flooring	2	—	—	2	4,098	4,100
Commercial loans	—	—	—	—	906	906
Total dealer loans	2	—	—	2	5,004	5,006
Total finance receivables	$225	$39	$11	$275	$35,778	$36,053

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

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
June 30, 2017
Performing	$26,233	$3,610	$1,183	$296	$31,322
Nonperforming	52	16	6	2	76
Total	$26,285	$3,626	$1,189	$298	$31,398

March 31, 2017
Performing	$25,947	$3,522	$1,138	$390	$30,997
Nonperforming	33	10	5	2	50
Total	$25,980	$3,532	$1,143	$392	$31,047

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

	June 30, 2017			March 31, 2017
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$2,507	$639	$3,146	$2,689	$628	$3,317
Group B	1,468	288	1,756	1,411	278	1,689
Total	$3,975	$927	$4,902	$4,100	$906	$5,006

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	June 30,	March 31,
	2017	2017
	(U.S. dollars in millions)
Operating lease vehicles	$40,461	$39,684
Accumulated depreciation	(7,360)	(7,136)
Deferred dealer participation and IDC	119	118
Unearned subsidy income	(1,333)	(1,285)
Estimated early termination losses	(74)	(71)
Investment in operating leases, net	$31,813	$31,310

The Company recognized $17 million and $15 million of estimated early termination losses due to lessee defaults for the three months ended June 30, 2017 and 2016, respectively. Actual net losses realized for the three months ended June 30, 2017 and 2016 totaled $14 million and $10 million, respectively.

Included in the provision for credit losses for the three months ended June 30, 2017 and 2016 are provisions related to past due receivables on operating leases in the amounts of $6 million and $5 million, respectively.

No impairment losses due to declines in estimated residual values were recognized during the three months ended June 30, 2017 and 2016.

(4)	Debt

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2017	2017	2017	2017	2017	2017
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,705	$4,462	1.07%	0.99%	0.71 - 1.37%	0.78 - 1.15%
Related party debt	1,234	1,201	0.93%	0.95%	0.89 - 1.07%	0.93 - 0.96%
Bank loans	5,411	5,883	1.74%	1.65%	1.23 - 2.15%	1.28 - 2.00%
Private MTN program	2,946	2,946	3.77%	3.77%	1.50 - 7.63%	1.50 - 7.63%
Public MTN program	19,100	19,491	1.67%	1.63%	0.07 - 2.90%	0.07 - 2.90%
Euro MTN programme	1,141	1,086	1.86%	1.83%	1.66 - 2.23%	1.52 - 2.23%
Other debt	2,503	2,736	1.96%	1.90%	1.46 - 2.35%	1.28 - 2.35%
Total unsecured debt	38,040	37,805
Secured debt	8,625	8,422	1.31%	1.24%	0.77 - 2.05%	0.77 - 2.05%
Total debt	$46,665	$46,227

As of June 30, 2017, the outstanding principal balance of long-term debt with floating interest rates totaled $11.8 billion, long-term debt with fixed interest rates totaled $27.6 billion, and short-term debt totaled $7.4 billion. As of March 31, 2017, the outstanding principal balance of long-term debt with floating interest rates totaled $12.2 billion, long-term debt with fixed interest rates totaled $27.9 billion, and short-term debt totaled $6.2 billion.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Commercial Paper

As of both June 30, 2017 and March 31, 2017, the Company had commercial paper programs that provide the Company with available funds of up to $8.5 billion at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

Outstanding commercial paper averaged $5.5 billion and $5.8 billion during the three months ended June 30, 2017 and 2016, respectively. The maximum balance outstanding at any month-end during the three months ended June 30, 2017 and 2016 was $5.7 billion and $6.6 billion, respectively.

Related Party Debt

AHFC issues fixed rate short-term notes to AHM to help fund AHFC’s general corporate operations. AHFC had no issued and outstanding notes to AHM during the three months ended June 30, 2017. AHFC incurred interest expense on these notes totaling $1 million for the three months ended June 30, 2016.

HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. HCFI incurred interest expense on these notes totaling $3 million for both the three months ended June 30, 2017 and 2016.

Bank Loans

Outstanding bank loans at June 30, 2017 were long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of June 30, 2017 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under the Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of June 30, 2017 were long-term, with fixed interest rates, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.

Public MTN Program

In August 2016, AHFC filed a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under this program as of June 30, 2017 were both long-term and short-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program as of June 30, 2017 were long-term with either fixed or floating interest rates, and denominated in U.S. dollars, Japanese Yen, or Euros. Notes under this program were issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.

The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Other Debt

The outstanding balances as of June 30, 2017 consisted of private placement debt issued by HCFI which were long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.

Secured Debt

The Company issues notes through financing transactions that are secured by assets held by the issuing securitization trusts. Notes outstanding as of June 30, 2017 were both long-term and short-term, with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment on the notes is dependent on the performance of the underlying receivables. Refer to Note 9 for additional information on the Company’s secured financing transactions.

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364-day credit agreement, which expires on March 2, 2018, a $2.1 billion three-year credit agreement, which expires on March 3, 2020, and a $1.4 billion five-year credit agreement, which expires on March 3, 2022. As of June 30, 2017, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a $1.2 billion credit agreement, as amended, which provides that HCFI may borrow up to $617 million on a one-year and up to $617 million on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2018 and the five-year tranche of the credit agreement expires on March 24, 2022. As of June 30, 2017, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of June 30, 2017, no amounts were drawn upon under these agreements. These agreements expire in September 2017. AHFC intends to renew these credit agreements prior to or on their expiration dates.

(5)	Derivative Instruments

The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented in the Company’s consolidated balance sheets on a gross basis. Refer to Note 13 regarding the valuation of derivative instruments.

	June 30, 2017			March 31, 2017
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$55,092	$242	$140	$54,664	$237	$193
Cross currency swaps	3,694	113	146	3,694	12	256
Gross derivative assets/liabilities		355	286		249	449
Counterparty netting adjustment		(199)	(199)		(179)	(179)
Net derivative assets/liabilities		$156	$87		$70	$270

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended
	June 30,
	2017	2016
	(U.S. dollars in millions)
Interest rate swaps	$36	$(9)
Cross currency swaps	193	(70)
Total gain/(loss) on derivative instruments	$229	$(79)

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

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended
	June 30,
Income Statement	2017	2016
	(U.S. dollars in millions)
Revenue:
Subsidy income	$339	$291
Interest expense:
Related party debt	3	4
Other income, net:
VSC administration fees	26	25
Support service fee	(7)	—
General and administrative expenses:
Support compensation agreement fees	5	5
Benefit plan expenses	3	3
Shared services	16	14

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	June 30,	March 31,
Balance Sheet	2017	2017
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(908)	$(820)
Investment in operating leases, net:
Unearned subsidy income	(1,329)	(1,281)
Due from Parent and affiliated companies	193	228

Liabilities:
Debt:
Related party debt	$1,234	$1,201
Due to Parent and affiliated companies	94	91
Accrued interest expenses:
Related party debt	2	2
Other liabilities:
VSC unearned administrative fees	396	394
Accrued benefit expenses	69	66

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Related Party Debt

AHFC issues short-term notes to AHM to fund AHFC’s general corporate operations. As of June 30, 2017, AHFC had no issued and outstanding notes to AHM. HCFI issues short-term notes to HCI to fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Refer to Note 4 for additional information.

Vehicle Service Contract (VSC) Administration

AHFC receives fees to perform administrative services for VSCs issued by AHM and its subsidiary. Unearned VSC administration fees are included in other liabilities (Note 11). VSC administration income is recognized in other income (Note 12). HCFI receives fees for marketing vehicle service contracts issued by HCI.

AHFC pays fees to AHM for services provided in support of AHFC’s performance of VSC administrative services. The support service fees are recognized as an expense within other income, net (Note 12).

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

Other

AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the three months ended June 30, 2017 and 2016, the Company recognized $10 million and $3 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.

As a result of the recall of certain Honda and Acura vehicles announced in the fourth quarter of the fiscal year ended March 31, 2016, the Company experienced delays in the disposition of returned lease vehicles and repossessed vehicles. HCI has compensated the Company for certain costs resulting from the delay in disposition of affected vehicles in Canada. The Company compensated AHM for certain costs related to the disposition of affected vehicles in the United States.

The majority of the amounts due from the Parent and affiliated companies at June 30, 2017 and March 31, 2017 related to subsidies. The majority of the amounts due to the Parent and affiliated companies at June 30, 2017 and March 31, 2017 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

In April 2017, the Company sold all issued and outstanding common stock of its wholly-owned subsidiary American Honda Service Contract Corporation (AHSCC) to AHM for $36 million which was equal to AHSCC’s total equity as of March 31, 2017. AHSCC was not material to the Company’s operations.

In July 2017, AHFC declared and paid a cash dividend of $141 million to its parent, AHM.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7)	Income Taxes

The Company’s effective tax rate was 36.1% and 40.0% for the three months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate for the three months ended June 30, 2017 was primarily due to the effect of tax law changes in apportionment methods and tax rates in certain states.

Foreign undistributed earnings are generally subject to U.S. taxation when repatriated and when subject to U.S. taxation may generally be offset by foreign tax credits. To date, the Company has not provided for federal income taxes on its share of the undistributed earnings of its foreign subsidiary, HCFI, that are intended to be indefinitely reinvested outside the United States. At June 30, 2017, $803 million of accumulated undistributed earnings of HCFI were deemed to be so reinvested. If the undistributed earnings as of June 30, 2017 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $193 million.

The changes in the unrecognized tax benefits for the three months ended June 30, 2017 were not significant. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of the fiscal year ending March 31, 2018.

As of June 30, 2017, the Company is subject to examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2016, with the exception of one state which is subject to examination for returns filed for the taxable years ended March 31, 2001 through 2016. The Company’s Canadian subsidiary, HCFI, is subject to federal examination for returns filed for the taxable years ended March 31, 2009 through 2016, and provincial examination for returns filed for the taxable years ended March 31, 2009 through 2016. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Commitments and Contingencies

The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was $2 million and $3 million for the three months ended June 30, 2017 and 2016, respectively.

The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. The unused balance of commercial revolving lines of credit was $138 million as of June 30, 2017. The Company also has commitments to finance the construction of auto dealerships. The remaining unfunded balance for these construction loans was $12 million as of June 30, 2017.

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

During the three months ended June 30, 2017 and 2016, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $1.4 billion and $1.9 billion, respectively. The notes were secured by receivables with an initial principal balance of $1.8 billion and $2.0 billion, respectively.

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

	June 30,	March 31,
	2017	2017
	(U.S. dollars in millions)
Assets:
Finance receivables	$9,072	$8,649
Unamortized costs and subsidy income, net	(151)	(125)
Allowance for credit losses	(13)	(12)
Finance receivables, net	8,908	8,512
Vehicles held for disposition	3	3
Restricted cash (1)	380	358
Accrued interest receivable (1)	9	9
Total assets	$9,300	$8,882
Liabilities:
Secured debt	$8,638	$8,435
Unamortized discounts and fees	(13)	(13)
Secured debt, net	8,625	8,422
Accrued interest expense	4	4
Total liabilities	$8,629	$8,426

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of June 30, 2017 and March 31, 2017, AHFC and HCFI had combined cash collections of $456 million and $462 million, respectively, which were required to be remitted to the trusts.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10)	Other Assets

Other assets consisted of the following:

	June 30,	March 31,
	2017	2017
	(U.S. dollars in millions)
Interest receivable and other assets	$77	$76
Other receivables	147	148
Deferred expense	126	171
Software, net of accumulated amortization of $141 and $138 as of June 30, 2017 and March 31, 2017, respectively	32	33
Property and equipment, net of accumulated depreciation of $18 and $17 as of June 30, 2017 and March 31, 2017, respectively	8	8
Restricted cash	404	382
Other miscellaneous assets	81	74
Total	$875	$892

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $2 million for both the three months ended June 30, 2017 and 2016.

(11)	Other Liabilities

Other liabilities consisted of the following:

	June 30,	March 31,
	2017	2017
	(U.S. dollars in millions)
Dealer payables	$142	$148
Accounts payable and accrued expenses	326	313
Lease security deposits	70	66
VSC unearned administrative fees (Note 6)	396	394
Unearned income, operating lease	334	330
Uncertain tax positions	14	14
Other liabilities	38	124
Total	$1,320	$1,389

(12)	Other Income, net

Other income consisted of the following:

	Three months ended
	June 30,
	2017	2016
	(U.S. dollars in millions)
VSC administration (Note 6)	$26	$25
Other, net	(12)	(3)
Total	$14	$22

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13)	Fair Value Measurements

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

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$242	$—	$242
Cross currency swaps	—	113	—	113
Total assets	$—	$355	$—	$355
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$140	$—	$140
Cross currency swaps	—	146	—	146
Total liabilities	$—	$286	$—	$286

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$237	$—	$237
Cross currency swaps	—	12	—	12
Total assets	$—	$249	$—	$249
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$193	$—	$193
Cross currency swaps	—	256	—	256
Total liabilities	$—	$449	$—	$449

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the three months ended June 30, 2017 and 2016. Refer to Note 5 for additional information on derivative instruments.

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment (1)
	(U.S. dollars in millions)
June 30, 2017
Vehicles held for disposition	$—	$—	$127	$127	$23

June 30, 2016
Vehicles held for disposition	$—	$—	$235	$235	$27

(1)   The adjustments to vehicles held for disposition as of June 30, 2017 were recognized during the three months ended June 30, 2017. The adjustments to vehicles held for disposition as of June 30, 2016 include $6 million of adjustments that were recognized during the fiscal year ended March 31, 2016 and $21 million of adjustments that were recognized during the three months ended June 30, 2016.

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

	June 30, 2017
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$703	$703	$—	$—	$703
Dealer loans, net	4,902	—	—	4,739	4,739
Retail loans, net	30,963	—	—	31,202	31,202
Restricted cash	404	404	—	—	404

Liabilities:
Commercial paper	$5,705	$—	$5,704	$—	$5,704
Related party debt	1,234	—	1,234	—	1,234
Bank loans	5,411	—	5,467	—	5,467
Medium term note programs	23,187	—	23,386	—	23,386
Other debt	2,503	—	2,511	—	2,511
Secured debt	8,625	—	8,614	—	8,614

	March 31, 2017
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$760	$760	$—	$—	$760
Dealer loans, net	5,006	—	—	4,837	4,837
Retail loans, net	30,523	—	—	30,724	30,724
Restricted cash	382	382	—	—	382

Liabilities:
Commercial paper	$4,462	$—	$4,462	$—	$4,462
Related party debt	1,201	—	1,202	—	1,202
Bank loans	5,883	—	5,939	—	5,939
Medium term note programs	23,523	—	23,723	—	23,723
Other debt	2,736	—	2,761	—	2,761
Secured debt	8,422	—	8,411	—	8,411

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

Fair value information presented in the tables above is based on information available at June 30, 2017 and March 31, 2017. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial information for the three months ended or at June 30, 2017 and 2016 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended June 30, 2017
Revenues:
Direct financing leases	$—	$5	$—	$5
Retail	276	42	—	318
Dealer	38	4	—	42
Operating leases	1,442	234	—	1,676
Total revenues	1,756	285	—	2,041
Depreciation on operating leases	1,152	194	—	1,346
Interest expense	179	25	—	204
Realized (gains)/losses on derivatives and foreign currency denominated debt	(6)	3	3	—
Net revenues	431	63	(3)	491
Gain/(Loss) on disposition of lease vehicles	21	8	—	29
Other income	12	2	—	14
Total net revenues	464	73	(3)	534
Expenses:
General and administrative expenses	94	14	—	108
Provision for credit losses	37	2	—	39
Early termination loss on operating leases	16	1	—	17
Loss on lease residual values	—	1	—	1
(Gain)/Loss on derivative instruments	—	—	(229)	(229)
(Gain)/Loss on foreign currency revaluation of debt	—	—	209	209
Income before income taxes	$317	$55	$17	$389
June 30, 2017
Finance receivables, net	$31,528	$4,622	$—	$36,150
Investment in operating leases, net	27,481	4,332	—	31,813
Total assets	61,446	9,117	—	70,563

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended June 30, 2016
Revenues:
Direct financing leases	$—	$12	$—	$12
Retail	249	39	—	288
Dealer	33	3	—	36
Operating leases	1,339	171	—	1,510
Total revenues	1,621	225	—	1,846
Depreciation on operating leases	1,039	143	—	1,182
Interest expense	148	21	—	169
Realized (gains)/losses on derivatives and foreign currency denominated debt	(6)	5	1	—
Net revenues	440	56	(1)	495
Gain/(Loss) on disposition of lease vehicles	17	2	—	19
Other income	21	1	—	22
Total net revenues	478	59	(1)	536
Expenses:
General and administrative expenses	87	14	—	101
Provision for credit losses	28	3	—	31
Early termination loss on operating leases	13	2	—	15
Loss on lease residual values	—	1	—	1
(Gain)/Loss on derivative instruments	—	—	79	79
(Gain)/Loss on foreign currency revaluation of debt	—	—	(86)	(86)
Income before income taxes	$350	$39	$6	$395
June 30, 2016
Finance receivables, net	$30,975	$4,684	$—	$35,659
Investment in operating leases, net	26,152	3,373	—	29,525
Total assets	59,979	8,190	—	68,169

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

References in this report to our “fiscal year 2018” and “fiscal year 2017” refer to our fiscal year ending March 31, 2018 and our fiscal year ended March 31, 2017, respectively.

Recent Development

In July 2017, AHFC declared and paid a cash dividend of $141 million to its parent, AHM.

Results of Operations

The following table presents our income before income taxes:

	Three months ended
	June 30,
	2017	2016
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$314	$354
Canada segment	75	41
Total income before income taxes	$389	$395

Comparison of the Three Months Ended June 30, 2017 and 2016

Our consolidated income before income taxes was $389 million during the first quarter of fiscal year 2018 compared to $395 million in fiscal year 2017. This decline of $6 million, or 2%, was primarily due to the loss on the revaluation of foreign currency denominated debt of $209 million during the current period compared to a gain of $86 million during the same period of fiscal year 2017, an increase in interest expense of $35 million, an increase in provision for credit loss of $8 million, a decline in other income of $8 million, a decline in revenue from direct financing leases of $7 million and an increase in general and administrative expenses of $7 million, partially offset by a gain on derivative instruments of $229 million during the current period compared to a loss of $79 million during the same period of fiscal year 2017, an increase in revenue from retail loans of $30 million, an increase in gain on disposition of lease vehicles of $10 million and an increase in revenue from dealer loans of $6 million.

Segment Results—Comparison of the Three Months Ended June 30, 2017 and 2016

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$5	$12	$5	$12
Retail	276	249	42	39	318	288
Dealer	38	33	4	3	42	36
Operating leases	1,442	1,339	234	171	1,676	1,510
Total revenues	1,756	1,621	285	225	2,041	1,846
Depreciation on operating leases	1,152	1,039	194	143	1,346	1,182
Interest expense	179	148	25	21	204	169
Net revenues	425	434	66	61	491	495
Gain/(Loss) on disposition of lease vehicles	21	17	8	2	29	19
Other income	12	21	2	1	14	22
Total net revenues	458	472	76	64	534	536
Expenses:
General and administrative expenses	94	87	14	14	108	101
Provision for credit losses	37	28	2	3	39	31
Early termination loss on operating leases	16	13	1	2	17	15
Loss on lease residual values	—	—	1	1	1	1
(Gain)/Loss on derivative instruments	(212)	76	(17)	3	(229)	79
(Gain)/Loss on foreign currency revaluation of debt	209	(86)	—	—	209	(86)
Income before income taxes	$314	$354	$75	$41	$389	$395

Revenues

Revenue from retail loans in the United States segment increased by $27 million, or 11%, during the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017. The increase in revenue was primarily attributable to higher yields on our retail loans and higher average outstanding balances. Revenue from retail loans in the Canada segment increased by $3 million, or 8%, primarily due to higher average outstanding retail loans.

Operating lease revenue increased by $103 million, or 8%, in the United States segment and by $63 million, or 37%, in the Canada segment during the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017. The increases in revenue were due to higher average outstanding operating lease assets in both the United States and Canada segments.

Direct financing lease revenue, which is generated only in Canada, declined by $7 million, or 58%, during the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017 due to the continued decline in outstanding direct financing lease assets.

Revenue from dealer loans in the United States segment increased by $5 million, or 15%, during the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017, due to higher yields on our dealer loans and higher average outstanding balances. Revenue from dealer loans in the Canada segment increased by $1 million, or 33%, during the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017, due to an increase in average outstanding dealer loans, which was partially offset by lower yields on such loans.

Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $48 million, or 16%, to $339 million during the first quarter of fiscal year 2018 compared to $291 million during the same period in fiscal year 2017.

Depreciation on operating leases

Depreciation on operating leases increased by $113 million, or 11%, in the United States segment and by $51 million, or 36%, in the Canada segment during the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017. The increases in depreciation were primarily due to the growth in operating lease assets in both the United States and Canada segments. The increases in depreciation were also due in part to declines in estimated used vehicle prices in both the United States and Canada segments.

Operating lease revenue, net of depreciation, decreased by $10 million, or 3%, in the United States segment during the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017. The decrease was primarily attributable to the declines in estimated used vehicle prices, which contributed to the increase in depreciation in the United States segment. Operating lease revenue, net of depreciation, increased by $12 million, or 43%, in the Canada segment during the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017. The increases were primarily attributable to the growth in our operating lease assets in the Canada segment.

Interest expense

Interest expense in both the United States and Canada segments increased by $31 million, or 21%, and by $4 million, or 19%, respectively, during the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017. The increases were primarily due to an increase in average outstanding debt and higher average interest rates. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment increased by $4 million, or 24%, during the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017. The gain on disposition of lease vehicles in the Canada segment increased by $6 million. The increases in gains were primarily the result of higher volume of units with more favorable disposition proceeds than the assumptions that were reflected in their estimated residual values including proceeds from AHM sponsored lease termination programs in the United States. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Provision for credit losses

The provision for credit losses in the United States segment increased by $9 million, or 32%, during the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017. The increase in the provision was due to the increasing trend in charge-offs we have been experiencing since fiscal year 2016. The provision for credit losses in the Canada segment declined by $1 million, or 33%, during the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017, due to lower net charge-offs. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment increased by $3 million, or 23%, during the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017. The increase in early termination losses during the first quarter of fiscal year 2018 was primarily due to the growth in operating lease assets and an increase in the mix of leases with lower credit grades. Early termination losses on operating leases in the Canada segment declined by $1 million. See “—Financial Condition—Credit Risk” below for more information.

Gain/loss on derivative instruments

In the United States segment, we recognized a gain on derivative instruments of $212 million during the first quarter of fiscal year 2018 compared to a loss of $76 million during the same period in fiscal year 2017. The gain in the first quarter of fiscal year 2018 was attributable to gains on cross currency swaps of $193 million and pay float interest rate swaps of $50 million, offset by losses on pay fixed interest rate swaps of $31 million. The gains on cross currency swaps during the first quarter of fiscal year 2018 were primarily attributable to the U.S. dollar weakening against the Euro and Sterling during the period. The gains on pay float interest rate swaps and losses on pay fixed interest rate swaps during the first quarter of fiscal year 2018 were due to a decline in applicable swap rates and the decline in duration of the interest rate swaps. In the Canada segment, we recognized a gain on derivative instruments of $17 million during the first quarter of fiscal year 2018 compared to a loss of $3 million during the same period in fiscal year 2017. The gains during the first quarter of fiscal year 2018 were due to a rise in Canadian interest rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $209 million during the first quarter of fiscal year 2018 compared to a gain of $86 million during the same period in fiscal year 2017. The loss during the first quarter of fiscal year 2018 was primarily due to the U.S. dollar weakening against the Euro and Sterling during the period.

Income tax expense

Our consolidated effective tax rate was 36.1% for the first quarter of fiscal year 2018 and 40.0% for the same period in fiscal year 2017. The decrease in the effective tax rate for the first quarter of fiscal year 2018 was primarily due to the effect of tax law changes in apportionment methods and tax rates in certain states. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended June 30,
	2017		2016
	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	119	86	109	69
Used auto	22	3	22	3
Motorcycle	21	3	22	3
Other	—	—	1	—
Total retail loans	162	92	154	75
Leases	125	108	147	135

Canada Segment
Retail loans:
New auto	21	20	19	17
Used auto	3	3	2	1
Motorcycle	3	3	2	1
Total retail loans	27	26	23	19
Leases	26	26	23	23

Consolidated
Retail loans:
New auto	140	106	128	86
Used auto	25	6	24	4
Motorcycle	24	6	24	4
Other	—	—	1	—
Total retail loans	189	118	177	94
Leases	151	134	170	158

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

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Three months ended
	June 30,
	2017	2016
United States Segment
New auto	57%	59%
Motorcycle	37%	39%

Canada Segment
New auto	79%	78%
Motorcycle	31%	23%

Consolidated
New auto	60%	61%
Motorcycle	36%	37%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	June 30,	March 31,	June 30,	March 31,
	2017	2017	2017	2017
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$22,914	$22,837	1,604	1,610
Used auto	3,235	3,154	238	234
Motorcycle	1,024	993	193	191
Other	51	51	4	4
Total retail loans	$27,224	$27,035	2,039	2,039
Securitized retail loans (2)	$7,774	$7,748	689	690
Investment in operating leases	$27,481	$27,380	1,300	1,294

Canada Segment
Retail loans:
New auto	$3,293	$3,067	228	219
Used auto	356	345	43	44
Motorcycle	87	73	18	16
Other	3	3	2	2
Total retail loans	$3,739	$3,488	291	281
Securitized retail loans (2)	$1,134	$764	78	59
Direct financing leases	$285	$375	26	34
Investment in operating leases	$4,332	$3,930	230	212

Consolidated
Retail loans:
New auto	$26,207	$25,904	1,832	1,829
Used auto	3,591	3,499	281	278
Motorcycle	1,111	1,066	211	207
Other	54	54	6	6
Total retail loans	$30,963	$30,523	2,330	2,320
Securitized retail loans (2)	$8,908	$8,512	767	749
Direct financing leases	$285	$375	26	34
Investment in operating leases	$31,813	$31,310	1,530	1,506

(1)	A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, retail loan acquisition volumes increased by 5% during the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017 primarily due to the increase in retail loan incentive program volumes. Lease acquisition volumes declined by 15% during the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017 primarily due to the 20% reduction in incentive program volumes.

In the Canada segment, retail loan acquisition volumes increased by 17% during the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017 primarily due to higher retail loan incentive volumes. Lease acquisition volumes increased by 13% during the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017. Outstanding direct financing lease assets continued to decline and operating lease assets continued to increase during the first quarter of fiscal year 2017 as the result of our remaining direct financing leases maturing and all newly acquired leases being classified as operating leases.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	June 30,	March 31,
	2017	2017
United States Segment
Automobile	28%	28%
Motorcycle	97%	97%
Other	21%	21%

Canada Segment
Automobile	35%	35%
Motorcycle	97%	95%
Other	96%	95%

Consolidated
Automobile	30%	29%
Motorcycle	97%	97%
Other	23%	24%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended
	June 30,
	2017	2016
United States Segment
Automobile	29%	27%
Motorcycle	97%	97%
Other	10%	8%

Canada Segment
Automobile	31%	32%
Motorcycle	93%	96%
Other	96%	98%

Consolidated
Automobile	29%	27%
Motorcycle	97%	97%
Other	14%	11%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	June 30,	March 31,	June 30,	March 31,
	2017	2017	2017	2017
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,743	$2,823	108	111
Motorcycle	648	684	87	93
Other	52	64	58	73
Total wholesale flooring loans	$3,443	$3,571	253	277
Commercial loans	$861	$841

Canada Segment
Wholesale flooring loans:
Automobile	$432	$414	17	18
Motorcycle	74	86	10	13
Other	26	29	27	32
Total wholesale flooring loans	$532	$529	54	63
Commercial loans	$66	$65

Consolidated
Wholesale flooring loans:
Automobile	$3,175	$3,237	125	129
Motorcycle	722	770	97	106
Other	78	93	85	105
Total wholesale flooring loans	$3,975	$4,100	307	340
Commercial loans	$927	$906

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the three months ended
	June 30,
	2017	2016
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$124	$82
Provision for credit losses	31	23
Charge-offs, net of recoveries	(26)	(23)
Allowance for credit losses at end of period	$129	$82
Allowance as a percentage of ending receivable balance (1)	0.40%	0.26%
Charge-offs as a percentage of average receivable balance (1)	0.32%	0.29%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$67	$62
As a percentage of ending receivable balance (1), (2)	0.21%	0.20%
Operating leases:
Early termination loss on operating leases	$16	$13
Provision for past due operating lease rental payments (3)	6	5

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$9	$11
Provision for credit losses	2	3
Charge-offs, net of recoveries	(2)	(4)
Effect of translation adjustment	—	—
Allowance for credit losses at end of period	$9	$10
Allowance as a percentage of ending receivable balance (1)	0.20%	0.22%
Charge-offs as a percentage of average receivable balance (1)	0.16%	0.25%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$8	$6
As a percentage of ending receivable balance (1), (2)	0.16%	0.13%
Operating leases:
Early termination loss on operating leases	$1	$2
Provision for past due operating lease rental payments (3)	—	—

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$133	$93
Provision for credit losses	33	26
Charge-offs, net of recoveries	(28)	(27)
Effect of translation adjustment	—	—
Allowance for credit losses at end of period	$138	$92
Allowance as a percentage of ending receivable balance (1)	0.37%	0.26%
Charge-offs as a percentage of average receivable balance (1)	0.30%	0.29%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$75	$68
As a percentage of ending receivable balance (1), (2)	0.20%	0.19%
Operating leases:
Early termination loss on operating leases	$17	$15
Provision for past due operating lease rental payments (3)	6	5

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

(3)	Provisions for past due operating lease rental payments are also included in total provision for credit losses in our consolidated statements of income.
(4)	Percentages for the three months ended June 30, 2017 and 2016 have been annualized.

In the United States segment, the provision for credit losses on our finance receivables was $31 million during the first quarter of fiscal year 2018 compared to $23 million during the same period in fiscal year 2017. The increase in the provision was due to the increasing trend in charge-offs we have been experiencing since fiscal year 2016. The increase in charge-offs is due in part to the increase in the volume of retail loans with longer terms which typically have higher loan-to-value ratios and as a result, higher loss severities. Changes in general economic conditions, a rise in unemployment rates, and declines in used vehicle prices could result in increases in our credit losses. Our allowance for credit losses as a percentage of the ending receivable balance as of June 30, 2017 was increased to 0.40% as compared to 0.26% as of June 30, 2016 to reflect the weaker credit performance. We recognized early termination losses on operating lease assets of $16 million during the first quarter of fiscal year 2018 compared to $13 million during the same period in fiscal year 2017. The increase in early termination losses during the first quarter of fiscal year 2018 was due to the growth in operating lease assets and an increase in the mix of leases with lower credit grades.

In the Canada segment, the provision for credit losses on our finance receivables was $2 million during the first quarter of fiscal year 2018 compared to $3 million during the same period in fiscal year 2017. The decline in the provision for credit losses was due in part to a decline in net charge-offs. Early termination losses on operating lease assets was $1 million during the first quarter of fiscal year 2018 compared to $2 million during the same period in fiscal year 2017.

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

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first quarter of fiscal year 2018 or the same period in fiscal year 2017.

Certain Honda and Acura vehicles were recalled during the fourth quarter of fiscal year 2016 based on a determination of a safety related defect in driver’s airbag inflators. AHM and HCI instructed their authorized dealers to cease the sale of affected new and used vehicles until the recall repairs were completed. During the second half of fiscal year 2017, we began repairing and selling the affected returned lease vehicles. As of June 30, 2017, we had disposed of substantially all of the vehicles affected by the recall.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended
	June 30,
	2017	2016
	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	72	77
Sales through auctions and dealer direct programs (3)	48	26
Total termination units	120	103

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	14	13
Sales through auctions and dealer direct programs (3)	2	2
Total termination units	16	15

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	86	90
Sales through auctions and dealer direct programs (3)	50	28
Total termination units	136	118

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.

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

In an effort to minimize liquidity risk and interest rate risk and the resulting negative effects on our margins, results of operations and cash flows, our funding strategy incorporates investor diversification and the utilization of multiple funding sources including commercial paper, medium term notes, bank loans and asset-backed securities. AHFC has reduced the use of related party debt as a funding source. As of June 30, 2017 AHFC had no outstanding notes issued to AHM. We incorporate a funding strategy that takes into consideration factors such as the interest rate environment, domestic and foreign capital market conditions, maturity profiles, and economic conditions. We believe that our funding sources, combined with cash provided by operating and investing activities, will provide sufficient liquidity for us to meet our debt service and working capital requirements over the next twelve months.

The summary of outstanding debt presented in the tables below in this section “—Liquidity and Capital Resources” as of June 30, 2017 and March 31, 2017 include foreign currency denominated debt which were translated into U.S. dollars using the relevant exchange rates as of June 30, 2017 and March 31, 2017, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for your convenience based on the exchange rate on June 30, 2017 of 1.2964 per U.S. dollar. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt

The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average
			contractual interest rate
	June 30,	March 31,	June 30,	March 31,
	2017	2017	2017	2017
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,572	$3,609	1.12%	1.02%
Bank loans	4,391	4,890	1.80%	1.68%
Private MTN program	2,946	2,946	3.77%	3.77%
Public MTN program	19,100	19,491	1.67%	1.63%
Euro MTN programme	1,141	1,086	1.86%	1.83%
Total unsecured debt	32,150	32,022
Secured debt	7,526	7,680	1.32%	1.24%
Total debt	$39,676	$39,702

Canada Segment
Unsecured debt:
Commercial paper	$1,133	$853	0.85%	0.87%
Related party debt	1,234	1,201	0.93%	0.95%
Bank loans	1,020	993	1.49%	1.50%
Other debt	2,503	2,736	1.96%	1.90%
Total unsecured debt	5,890	5,783
Secured debt	1,099	742	1.28%	1.24%
Total debt	$6,989	$6,525

Consolidated
Unsecured debt:
Commercial paper	$5,705	$4,462	1.07%	0.99%
Related party debt	1,234	1,201	0.93%	0.95%
Bank loans	5,411	5,883	1.74%	1.65%
Private MTN program	2,946	2,946	3.77%	3.77%
Public MTN program	19,100	19,491	1.67%	1.63%
Euro MTN programme	1,141	1,086	1.86%	1.83%
Other debt	2,503	2,736	1.96%	1.90%
Total unsecured debt	38,040	37,805
Secured debt	8,625	8,422	1.31%	1.24%
Total debt	$46,665	$46,227

Commercial Paper

As of June 30, 2017, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.5 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the three months ended June 30, 2017, consolidated commercial paper month-end outstanding principal balances ranged from $5.0 billion to $5.7 billion and the outstanding daily balance averaged $5.5 billion.

Related Party Debt

AHFC issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. As of June 30, 2017, AHFC had no issued and outstanding notes to AHM. HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days. During the three months ended June 30, 2017, consolidated related party debt outstanding daily balance averaged $1.2 billion.

Bank Loans

During the three months ended June 30, 2017, AHFC and HCFI did not enter into any term loan agreements. As of June 30, 2017, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $39 million to $600 million. As of June 30, 2017, the remaining maturities of all bank loans outstanding ranged from 82 days to approximately 5.2 years. The weighted average remaining maturities on all bank loans was 3.2 years as of June 30, 2017.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of June 30, 2017, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under its Rule 144A Private MTN Program. As of June 30, 2017, the remaining maturities of Private MTNs outstanding ranged from 73 days to approximately 4.2 years. The weighted average remaining maturities of Private MTNs was 1.8 years as of June 30, 2017. Interest rates on outstanding Private MTNs were fixed. Private MTNs were issued pursuant to the terms of an issuing and paying agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of June 30, 2017, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.

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

The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the three months ended June 30, 2017, AHFC issued no new Public MTNs. As of June 30, 2017, the remaining maturities of all Public MTNs outstanding ranged from 14 days to approximately 9.2 years. The weighted average remaining maturities of all Public MTNs was 2.5 years as of June 30, 2017.

The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of June 30, 2017, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturity. As of June 30, 2017, the remaining maturities of Euro MTNs outstanding under this program ranged from 265 days to approximately 5.6 years. The weighted average remaining maturities of all Euro MTNs was 2.0 years as of June 30, 2017. Interest rates on outstanding Euro MTNs are fixed or floating. Euro MTNs were issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2017, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	June 30,	March 31,
	2017	2017
	(U.S. dollars in millions)
U.S. dollar	$19,596	$20,141
Euro	2,787	2,607
Sterling	777	748
Japanese yen	27	27
Total	$23,187	$23,523

Other Debt

HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the three months ended June 30, 2017, HCFI did not enter into any private placement trades. As of June 30, 2017, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 164 days to approximately 5.0 years. The weighted average remaining maturities of these notes was 2.5 years as of June 30, 2017.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2017, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

Our securitizations are structured to provide credit enhancements to investors in the notes issued by the trusts. Credit enhancements can include the following:

•	Subordinated certificates— which are securities issued by the trusts that are retained by us and are subordinated in priority of payment to the notes.
•	Overcollateralization— which occurs when the principal balance of securitized assets exceed the balance of securities issued by the trust.
•	Excess interest— which allows excess interest collections to be used to cover losses on defaulted loans.
•	Reserve funds— which are restricted cash accounts held by the trusts to cover shortfalls in payments of interest and principal required to be paid on the notes.
•	Yield supplement accounts—which are restricted cash accounts held by the trusts to supplement interest payments on notes.

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

During the three months ended June 30, 2017, we issued notes through asset-backed securitizations totaling $1.4 billion, which were secured by consumer finance receivables with an initial principal balance of $1.8 billion.

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364- day credit agreement, which expires on March 2, 2018, a $2.1 billion three-year credit agreement, which expires on March 3, 2020, and a $1.4 billion five-year credit agreement, which expires on March 3, 2022. As of June 30, 2017, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$1.6 billion ($1.2 billion) credit agreement, as amended, which provides that HCFI may borrow up to C$800 million ($617 million) on a one-year and up to C$800 million ($617 million) on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2018 and the five-year tranche of the credit agreement expires on March 24, 2022. As of June 30, 2017, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI, respectively, to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of June 30, 2017, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of June 30, 2017, no amounts were drawn upon under these agreements. These agreements expire in September 2017. AHFC intends to renew these credit agreements prior to or on their expiration dates.

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

•

cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•

ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of June 30, 2017 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of $5 million during both the three months ended June 30, 2017 and 2016, respectively, pursuant to these support compensation agreements.

Indebtedness of Consolidated Subsidiaries

As of June 30, 2017, AHFC and its consolidated subsidiaries had $57.5 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $15.7 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

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

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending June 30,
	Total	2018	2019	2020	2021	2022	Thereafter
	(U.S. dollars in millions)
Unsecured debt obligations (1)	$38,114	$13,421	$7,045	$6,562	$2,963	$4,996	$3,127
Secured debt obligations (1)	8,638	4,509	2,636	1,125	318	50	—
Interest payments on debt (2)	1,877	652	466	326	202	118	113
Operating lease obligations	39	9	7	6	4	4	9
Total	$48,668	$18,591	$10,154	$8,019	$3,487	$5,168	$3,249

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of June 30, 2017.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of June 30, 2017.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve-month period ended June 30, 2017, our provision for credit losses would have increased by approximately $29 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve- month period ended June 30, 2017, we would have recognized an additional $14 million in early termination losses in our consolidated statement of income during the period.

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

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of June 30, 2017 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $69 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $13 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of June 30, 2017. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2017, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information on our legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, which was filed with the SEC on June 22, 2017.

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

Dated: August 10, 2017

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