Form 10-Q
period 2017-12-31
AMERICAN HONDA FINANCE CORP
filed 2018-02-08
CIK 864270

od

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of January 31, 2018, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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

For the quarter ended December 31, 2017

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

Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the Securities and Exchange Commission on June 22, 2017. Readers of this Quarterly Report should review the additional information contained in that report, and in any subsequent reports that we file with the Securities and Exchange Commission as such risks and uncertainties may be amended, supplemented or superseded from time to time. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. dollars in millions, except share amounts)

	December 31,	March 31,
	2017	2017
Assets
Cash and cash equivalents	$774	$760
Finance receivables, net	37,632	35,904
Investment in operating leases, net	32,219	31,310
Due from Parent and affiliated companies	146	228
Income taxes receivable	317	256
Vehicles held for disposition	223	255
Other assets	843	892
Derivative instruments	560	249
Total assets	$72,714	$69,854
Liabilities and Equity
Debt	$48,065	$46,227
Due to Parent and affiliated companies	85	91
Accrued interest expense	172	120
Deferred income taxes	6,166	8,792
Other liabilities	1,348	1,389
Derivative instruments	299	449
Total liabilities	56,135	57,068
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of December 31, 2017 and March 31, 2017	1,366	1,366
Retained earnings	14,408	10,787
Accumulated other comprehensive loss	(61)	(110)
Total shareholder’s equity	15,713	12,043
Noncontrolling interest in subsidiary	866	743
Total equity	16,579	12,786
Total liabilities and equity	$72,714	$69,854

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	December 31,	March 31,
	2017	2017
Finance receivables, net	$8,534	$8,512
Vehicles held for disposition	4	3
Other assets	411	367
Total assets	$8,949	$8,882

Secured debt	$8,387	$8,422
Accrued interest expense	5	4
Total liabilities	$8,392	$8,426

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenues:
Direct financing leases	$3	$7	$11	$28
Retail	353	301	1,010	884
Dealer	44	36	128	108
Operating leases	1,740	1,609	5,143	4,690
Total revenues	2,140	1,953	6,292	5,710
Depreciation on operating leases	1,378	1,306	4,087	3,738
Interest expense	229	186	651	533
Net revenues	533	461	1,554	1,439
Gain on disposition of lease vehicles	8	—	71	18
Other income	14	23	41	67
Total net revenues	555	484	1,666	1,524
Expenses:
General and administrative expenses	106	103	325	309
Provision for credit losses	65	54	187	157
Early termination loss on operating leases	22	19	81	50
Loss on lease residual values	1	4	2	9
(Gain)/Loss on derivative instruments	(62)	280	(436)	337
(Gain)/Loss on foreign currency revaluation of debt	53	(160)	384	(224)
Total expenses	185	300	543	638
Income before income taxes	370	184	1,123	886
Income tax expense/(benefit)	(3,000)	65	(2,717)	334
Net income	3,370	119	3,840	552
Less: Net income attributable to noncontrolling interest	21	21	78	53
Net income attributable to American Honda Finance Corporation	$3,349	$98	$3,762	$499

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
Net income	$3,370	$119	$3,840	$552
Other comprehensive income/(loss):
Foreign currency translation adjustment	(12)	(34)	94	(48)
Comprehensive income	3,358	85	3,934	504
Less: Comprehensive income attributable to noncontrolling interest	16	5	123	30
Comprehensive income attributable to American Honda Finance Corporation	$3,342	$80	$3,811	$474

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	loss	stock	interest
Balance at March 31, 2016	$12,068	$10,104	$(92)	$1,366	$690
Net income	552	499	—	—	53
Other comprehensive loss	(48)	—	(25)	—	(23)
Balance at December 31, 2016	$12,572	$10,603	$(117)	$1,366	$720

Balance at March 31, 2017	$12,786	$10,787	$(110)	$1,366	$743
Net income	3,840	3,762	—	—	78
Other comprehensive income	94	—	49	—	45
Dividends declared	(141)	(141)	—	—	—
Balance at December 31, 2017	$16,579	$14,408	$(61)	$1,366	$866

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in millions)

	Nine months ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net income	$3,840	$552
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(44)	123
Loss on lease residual values and provision for credit losses	189	166
Early termination loss on operating leases and impairment on operating leases	81	50
Depreciation and amortization	4,095	3,743
Accretion of unearned subsidy income	(1,075)	(919)
Amortization of deferred dealer participation and other deferred costs	237	235
Gain on disposition of lease vehicles and fixed assets	(71)	(18)
Deferred income taxes	(2,644)	613
Changes in operating assets and liabilities:
Income taxes receivable/payable	(57)	230
Other assets	3	(97)
Accrued interest/discounts on debt	51	37
Other liabilities	52	113
Due to/from Parent and affiliated companies	78	(86)
Net cash provided by operating activities	4,735	4,742
Cash flows from investing activities:
Finance receivables acquired	(13,899)	(12,637)
Principal collected on finance receivables	11,698	12,155
Net change in wholesale loans	183	(66)
Purchase of operating lease vehicles	(11,124)	(12,397)
Disposal of operating lease vehicles	6,280	5,355
Cash received for unearned subsidy income	1,350	1,178
Other investing activities, net	(86)	(63)
Net cash used in investing activities	(5,598)	(6,475)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	26,573	32,940
Paydown of commercial paper	(25,223)	(30,964)
Proceeds from issuance of short-term debt	381	—
Proceeds from issuance of related party debt	3,186	8,157
Paydown of related party debt	(3,345)	(8,610)
Proceeds from issuance of medium term notes and other debt	5,033	6,222
Paydown of medium term notes and other debt	(5,474)	(6,751)
Proceeds from issuance of secured debt	3,508	4,523
Paydown of secured debt	(3,624)	(3,729)
Dividend paid	(141)	—
Net cash provided by financing activities	874	1,788
Effect of exchange rate changes on cash and cash equivalents	3	(2)
Net increase in cash and cash equivalents	14	53
Cash and cash equivalents at beginning of period	760	658
Cash and cash equivalents at end of period	$774	$711
Supplemental disclosures of cash flow information:
Interest paid	$567	$475
Income taxes received	$(11)	$(509)

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. The FASB has also issued several updates to ASU 2014-09 with targeted improvements and clarifications. Substantially all of the Company’s sources of revenue are from lease and loan contracts, with the exception of revenue from Vehicle Service Contract Administration. Revenue from lease and loan contracts are not within the scope of this ASU as they are within the scope of other accounting standards. The Company does not expect this ASU to impact the timing and amount of revenue recognized from Vehicle Service Contract Administration, however additional disclosures will be required. The Company will adopt the new guidance effective April 1, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in ASC 840, Leases. The effect of adopting the new standard will be the requirement to record right-of-use assets and lease liabilities for the Company’s current operating leases as a lessee. The Company is identifying the contracts that are or may contain lease arrangements as a lessee and continues to evaluate the application of this standard to those contracts. Lessor accounting remains largely unchanged from current GAAP. The Company also continues to evaluate the application of this standard as a lessor. The amendments are effective for the Company beginning April 1, 2019. Early adoption is permitted. The Company plans to adopt the new guidance effective April 1, 2019.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents, and that an entity disclose information about the nature of such restricted amounts. The Company’s restricted cash consists primarily of reserve funds and yield supplement accounts held in securitization trusts. Net changes in these restricted cash balances are currently reported within investing activities in the Company’s statement of cash flows. Under the amended guidance, transfers between restricted and unrestricted cash accounts will not be reported as cash flows. The amendments are effective retrospectively for the Company beginning April 1, 2018.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2)	Finance Receivables

Finance receivables consisted of the following:

	December 31, 2017
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$207	$33,349	$4,930	$38,486
Allowance for credit losses	—	(176)	(2)	(178)
Write-down of lease residual values	(10)	—	—	(10)
Unearned interest income and fees	(3)	—	—	(3)
Deferred dealer participation and other deferred costs	—	390	—	390
Unearned subsidy income	(4)	(1,049)	—	(1,053)
Finance receivables, net	$190	$32,514	$4,928	$37,632

	March 31, 2017
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$410	$31,103	$5,006	$36,519
Allowance for credit losses	(1)	(132)	—	(133)
Write-down of lease residual values	(16)	—	—	(16)
Unearned interest income and fees	(8)	—	—	(8)
Deferred dealer participation and other deferred costs	—	371	—	371
Unearned subsidy income	(10)	(819)	—	(829)
Finance receivables, net	$375	$30,523	$5,006	$35,904

Finance receivables include retail loans with a principal balance of $8.7 billion and $8.6 billion as of December 31, 2017 and March 31, 2017, respectively, which have been transferred to securitization trusts and are considered to be legally isolated but do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

The uninsured portions of the direct financing lease residual values were $45 million and $78 million at December 31, 2017 and March 31, 2017, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $13 million and $12 million for the three months ended December 31, 2017 and 2016, respectively, and $46 million and $28 million for the nine months ended December 31, 2017 and 2016, respectively.

Credit Quality of Financing Receivables

Credit losses are an expected cost of extending credit. The majority of the credit risk is with consumer financing and to a lesser extent with dealer financing. Credit risk can be affected by general economic conditions. Adverse changes such as a rise in unemployment can increase the likelihood of defaults. Declines in used vehicle prices can reduce the amount of recoveries on repossessed collateral. Credit risk on dealer loans is affected primarily by the financial strength of the dealers within the portfolio. Exposure to credit risk is managed through purchasing standards, pricing of contracts for expected losses, focusing collection efforts to minimize losses, and ongoing reviews of the financial condition of dealers.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Consumer finance receivables in the retail loan and direct financing lease portfolio segments are collectively evaluated for impairment. Delinquencies and losses are monitored on an ongoing basis and the historical experience provides the primary basis for estimating the allowance. Management utilizes various methodologies when estimating the allowance for credit losses, including models which incorporate vintage loss and delinquency migration analysis. These models take into consideration attributes of the portfolio including loan-to-value ratios, internal and external credit scores, collateral types, and loan terms. Market and economic factors such as used vehicle prices, unemployment rates, and consumer debt service burdens are also incorporated into these models.

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

There were no modifications to dealer loans that constituted troubled debt restructurings during the nine months ended December 31, 2017 and 2016.

The Company generally does not grant concessions on consumer finance receivables that are considered to be troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the nine months ended December 31, 2017 and 2016. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered to be troubled debt restructurings since the deferrals are deemed to be insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables, excluding the provisions related to past due operating leases:

	Three and nine months ended December 31, 2017
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, October 1, 2017	$—	$167	$2	$169
Provision	—	56	—	56
Charge-offs	—	(66)	—	(66)
Recoveries	—	19	—	19
Effect of translation adjustment	—	—	—	—
Ending balance, December 31, 2017	$—	$176	$2	$178

Beginning balance, April 1, 2017	$1	$132	$—	$133
Provision	—	161	2	163
Charge-offs	(1)	(175)	—	(176)
Recoveries	—	57	—	57
Effect of translation adjustment	—	1	—	1
Ending balance, December 31, 2017	$—	$176	$2	$178

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$2	$2
Collectively evaluated for impairment	—	176	—	176
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$4	$4
Collectively evaluated for impairment	200	32,690	4,926	37,816

	Three and nine months ended December 31, 2016
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, October 1, 2016	$2	$121	$—	$123
Provision	(1)	48	—	47
Charge-offs	(1)	(62)	—	(63)
Recoveries	1	18	—	19
Effect of translation adjustment	—	—	—	—
Ending balance, December 31, 2016	$1	$125	$—	$126

Beginning balance, April 1, 2016	$2	$91	$—	$93
Provision	—	139	—	139
Charge-offs	(2)	(162)	—	(164)
Recoveries	1	57	—	58
Effect of translation adjustment	—	—	—	—
Ending balance, December 31, 2016	$1	$125	$—	$126

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1	125	—	126
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$1	$1
Collectively evaluated for impairment	490	30,528	4,873	35,891

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 – 59 days	60 – 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
December 31, 2017
Retail loans:
New auto	$232	$56	$14	$302	$27,181	$27,483
Used and certified auto	77	18	4	99	3,883	3,982
Motorcycle and other	14	5	2	21	1,204	1,225
Total retail	323	79	20	422	32,268	32,690
Direct financing leases	2	1	—	3	197	200
Dealer loans:
Wholesale flooring	3	1	2	6	3,940	3,946
Commercial loans	—	—	—	—	984	984
Total dealer loans	3	1	2	6	4,924	4,930
Total finance receivables	$328	$81	$22	$431	$37,389	$37,820

March 31, 2017
Retail loans:
New auto	$162	$26	$7	$195	$25,785	$25,980
Used and certified auto	48	8	2	58	3,474	3,532
Motorcycle and other	10	3	2	15	1,128	1,143
Total retail	220	37	11	268	30,387	30,655
Direct financing leases	3	2	—	5	387	392
Dealer loans:
Wholesale flooring	2	—	—	2	4,098	4,100
Commercial loans	—	—	—	—	906	906
Total dealer loans	2	—	—	2	5,004	5,006
Total finance receivables	$225	$39	$11	$275	$35,778	$36,053

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

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
December 31, 2017
Performing	$27,413	$3,960	$1,218	$199	$32,790
Nonperforming	70	22	7	1	100
Total	$27,483	$3,982	$1,225	$200	$32,890

March 31, 2017
Performing	$25,947	$3,522	$1,138	$390	$30,997
Nonperforming	33	10	5	2	50
Total	$25,980	$3,532	$1,143	$392	$31,047

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

	December 31, 2017			March 31, 2017
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$2,487	$640	$3,127	$2,689	$628	$3,317
Group B	1,459	344	1,803	1,411	278	1,689
Total	$3,946	$984	$4,930	$4,100	$906	$5,006

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	December 31,	March 31,
	2017	2017
	(U.S. dollars in millions)
Operating lease vehicles	$41,489	$39,684
Accumulated depreciation	(7,926)	(7,136)
Deferred dealer participation and other deferred costs	118	118
Unearned subsidy income	(1,367)	(1,285)
Estimated early termination losses	(95)	(71)
Investment in operating leases, net	$32,219	$31,310

The Company recognized $22 million and $19 million of estimated early termination losses due to lessee defaults for the three months ended December 31, 2017 and 2016, respectively. Actual net losses realized for the three months ended December 31, 2017 and 2016 totaled $22 million and $19 million, respectively. The Company recognized $81 million and $50 million of estimated early termination losses due to lessee defaults for the nine months ended December 31, 2017 and 2016, respectively. Actual net losses realized for the nine months ended December 31, 2017 and 2016 totaled $57 million and $43 million, respectively.

Included in the provision for credit losses for the three months ended December 31, 2017 and 2016 are provisions related to past due receivables on operating leases in the amounts of $9 million and $7 million, respectively. Included in the provision for credit losses for the nine months ended December 31, 2017 and 2016 are provisions related to past due receivables on operating leases in the amounts of $24 million and $18 million, respectively.

No impairment losses due to declines in estimated residual values were recognized during the nine months ended December 31, 2017 and 2016.

(4)	Debt

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2017	2017	2017	2017	2017	2017
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,872	$4,462	1.43%	0.99%	1.07 - 1.74%	0.78 - 1.15%
Related party debt	1,114	1,201	1.44%	0.95%	1.40 - 1.54%	0.93 - 0.96%
Bank loans	5,445	5,883	2.06%	1.65%	1.77 - 2.54%	1.28 - 2.00%
Private MTN program	2,447	2,946	4.23%	3.77%	1.60 - 7.63%	1.50 - 7.63%
Public MTN program	20,280	19,491	1.77%	1.63%	0.08 - 2.90%	0.07 - 2.90%
Euro MTN programme	1,186	1,086	1.92%	1.83%	1.86 - 2.23%	1.52 - 2.23%
Other debt	3,334	2,736	2.12%	1.90%	1.63 - 2.54%	1.28 - 2.35%
Total unsecured debt	39,678	37,805
Secured debt	8,387	8,422	1.53%	1.24%	0.99 - 2.21%	0.77 - 2.05%
Total debt	$48,065	$46,227

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2017, the outstanding principal balance of long-term debt with floating interest rates totaled $12.7 billion, long-term debt with fixed interest rates totaled $27.5 billion, and short-term debt totaled $8.0 billion. As of March 31, 2017, the outstanding principal balance of long-term debt with floating interest rates totaled $12.2 billion, long-term debt with fixed interest rates totaled $27.9 billion, and short-term debt totaled $6.2 billion.

Commercial Paper

As of December 31, 2017 and March 31, 2017, the Company had commercial paper programs that provide the Company with available funds of up to $8.6 billion and $8.5 billion, respectively, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

Outstanding commercial paper averaged $5.6 billion and $5.9 billion during the nine months ended December 31, 2017 and 2016, respectively. The maximum balance outstanding at any month-end during the nine months ended December 31, 2017 and 2016 was $6.0 billion and $6.6 billion, respectively.

Related Party Debt

AHFC issues fixed rate short-term notes to AHM to help fund AHFC’s general corporate operations. AHFC had no issued and outstanding notes to AHM during the nine months ended December 31, 2017. AHFC incurred interest expense on these notes totaling $1 million for the three months ended December 31, 2016, and $3 million for the nine months ended December 31, 2016.

HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. HCFI incurred interest expense on these notes totaling $4 million and $3 million for the three months ended December 31, 2017 and 2016, respectively, and $10 million and $9 million for the nine months ended December 31, 2017 and 2016, respectively.

Bank Loans

Outstanding bank loans at December 31, 2017 were either short-term or long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of December 31, 2017 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under the Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of December 31, 2017 were long-term, with fixed interest rates, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.

Public MTN Program

In August 2016, AHFC filed a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under this program as of December 31, 2017 were either long-term or short-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program as of December 31, 2017 were long-term with either fixed or floating interest rates, and denominated in U.S. dollars, Japanese Yen, or Euros. Notes under this program were issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.

The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.

Other Debt

The outstanding balances as of December 31, 2017 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.

Secured Debt

The Company issues notes through financing transactions that are secured by assets held by the issuing securitization trusts. Notes outstanding as of December 31, 2017 were both long-term and short-term, with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment on the notes is dependent on the performance of the underlying receivables. Refer to Note 9 for additional information on the Company’s secured financing transactions.

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364-day credit agreement, which expires on March 2, 2018, a $2.1 billion three-year credit agreement, which expires on March 3, 2020, and a $1.4 billion five-year credit agreement, which expires on March 3, 2022. As of December 31, 2017, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a $1.3 billion credit agreement which provides that HCFI may borrow up to $636 million on a one-year and up to $636 million on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2018 and the five-year tranche of the credit agreement expires on March 24, 2022. As of December 31, 2017, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of December 31, 2017, no amounts were drawn upon under these agreements. These agreements expire in September 2018. AHFC intends to renew these credit agreements prior to or on their expiration dates.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5)	Derivative Instruments

The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented in the Company’s consolidated balance sheets on a gross basis. Refer to Note 13 regarding the valuation of derivative instruments.

	December 31, 2017			March 31, 2017
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$55,630	$327	$193	$54,664	$237	$193
Cross currency swaps	3,694	233	106	3,694	12	256
Gross derivative assets/liabilities		560	299		249	449
Counterparty netting adjustment		(271)	(271)		(179)	(179)
Net derivative assets/liabilities		$289	$28		$70	$270

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
	(U.S. dollars in millions)
Interest rate swaps	$23	$(81)	$87	$(88)
Cross currency swaps	39	(199)	349	(249)
Total gain/(loss) on derivative instruments	$62	$(280)	$436	$(337)

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended		Nine months ended
	December 31,		December 31,
Income Statement	2017	2016	2017	2016
	(U.S. dollars in millions)
Revenue:
Subsidy income	$369	$312	$1,067	$910
Interest expense:
Related party debt	4	4	10	12
Other income, net:
VSC administration fees	28	26	81	77
Support Service Fee	(7)	—	(21)	—
General and administrative expenses:
Support Compensation Agreement fees	5	5	16	15
Benefit plan expenses	3	3	8	8
Shared services	15	15	46	45

	December 31,	March 31,
Balance Sheet	2017	2017
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(1,043)	$(820)
Investment in operating leases, net:
Unearned subsidy income	(1,364)	(1,281)
Due from Parent and affiliated companies	146	228

Liabilities:
Debt:
Related party debt	$1,114	$1,201
Due to Parent and affiliated companies	85	91
Accrued interest expense:
Related party debt	2	2
Other liabilities:
VSC unearned administrative fees	398	394
Accrued benefit expenses	69	66

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

Related Party Debt

AHFC issues short-term notes to AHM to fund AHFC’s general corporate operations. As of December 31, 2017, AHFC had no issued and outstanding notes to AHM. HCFI issues short-term notes to HCI to fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Refer to Note 4 for additional information.

Vehicle Service Contract (VSC) Administration

AHFC receives fees to perform administrative services for VSCs issued by AHM and its subsidiaries. Unearned VSC administration fees are included in other liabilities (Note 11). VSC administration income is recognized in other income (Note 12). HCFI receives fees for marketing vehicle service contracts issued by HCI, and is also recognized in other income.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Other

AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the three months ended December 31, 2017 and 2016, the Company recognized $3 million and $1 million, respectively, and during the nine months ended December 31, 2017 and 2016, the Company recognized $14 million and $5 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.

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

The majority of the amounts due from the Parent and affiliated companies at December 31, 2017 and March 31, 2017 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at December 31, 2017 and March 31, 2017 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The primary impact on the effective tax rate is the reduction of the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, our fiscal year ending March 31, 2018 will have a blended federal corporate tax rate of 31.55%.

The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC Topic 740, Income Taxes (ASC 740). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, it must record a provisional amount in the financial statements.  If a company cannot determine a reasonable estimate to be included as a provisional amount in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, in the period ended December 31, 2017, we have recorded an estimated net tax benefit which primarily consists of an estimated benefit of $3,025 million for repricing of deferred taxes that are estimated to be reversing at 21% in future years, offset by an estimated expense for the one-time deemed repatriation transition tax (Transition Tax) of $25 million on previously untaxed accumulated and current earnings and profits (E&P) of our foreign subsidiary, HCFI. Our accounting for both items is incomplete; however, we were able to make reasonable estimates and, therefore, recorded provisional adjustments. The final accounting for these items may differ from the estimates due to among other things, availability of current year actual transaction details, changes to current year earnings estimates, or changes in interpretations of the Tax Act. We are continuing to gather additional information for the items above, and expect to complete the accounting under ASC 740 within the measurement period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company’s effective tax rate was (810.8)% and 35.3% for the three months ended December 31, 2017 and 2016, respectively, and (241.9)% and 37.7% for the nine months ended December 31, 2017 and 2016, respectively. The decrease in the effective tax rate for the three months ended December 31, 2017 was primarily due to the impact of the U.S. federal corporate tax rate reduction on the repricing of the current and prior years’ deferred taxes, partially offset by Transition Tax on previously untaxed accumulated and current E&P of HCFI, foreign tax rate differential, and the changes in apportionment methods and tax rates enacted in certain states. The decrease in the effective tax rate for the nine months ended December 31, 2017 was primarily due to the impact of the U.S. federal corporate tax rate reduction on the repricing of the current and prior years’ deferred taxes.

Prior to the passage of the Tax Act, foreign undistributed earnings were generally subject to U.S. taxation when repatriated and when subject to U.S. taxation might generally be offset by foreign tax credits. The Tax Act imposes a one-time Transition Tax on E&P and generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries. The Company has provided for federal and certain states Transition Tax on E&P of HCFI in the period ended December 31, 2017. The Company has not provided for income taxes on its share of the undistributed earnings of HCFI, exceeding E&P, which are intended to be indefinitely reinvested outside the United States. At December 31, 2017, $832 million of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of December 31, 2017 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $87 million.

The changes in the unrecognized tax benefits for the nine months ended December 31, 2017 were not significant. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of the fiscal year ending March 31, 2018.

To date, the Company is subject to examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2017, with the exception of one state which is subject to examination for returns filed for the taxable years ended March 31, 2001 through 2017. The Company’s Canadian subsidiary, HCFI, is subject to federal examination for returns filed for the taxable years ended March 31, 2009, and 2011 through 2017, and provincial examination for returns filed for the taxable years ended March 31, 2009 through 2017. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Commitments and Contingencies

The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was $3 million for both the three months ended December 31, 2017 and 2016, and $6 million and $8 million for the nine months ended December 31, 2017 and 2016, respectively.

The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. The unused balance of commercial revolving lines of credit was $210 million as of December 31, 2017. The Company also has commitments to finance the construction of auto dealerships. The remaining unfunded balance for these construction loans was $39 million as of December 31, 2017.

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

During the nine months ended December 31, 2017 and 2016, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $3.5 billion and $4.5 billion, respectively. The notes were secured by receivables with an initial principal balance of $4.1 billion and $5.1 billion, respectively.

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

	December 31,	March 31,
	2017	2017
	(U.S. dollars in millions)
Assets:
Finance receivables	$8,712	$8,649
Unamortized costs and subsidy income, net	(164)	(125)
Allowance for credit losses	(14)	(12)
Finance receivables, net	8,534	8,512
Vehicles held for disposition	4	3
Restricted cash (1)	401	358
Accrued interest receivable (1)	10	9
Total assets	$8,949	$8,882
Liabilities:
Secured debt	$8,399	$8,435
Unamortized discounts and fees	(12)	(13)
Secured debt, net	8,387	8,422
Accrued interest expense	5	4
Total liabilities	$8,392	$8,426

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of December 31, 2017 and March 31, 2017, AHFC and HCFI had combined cash collections of $427 million and $462 million, respectively, which were required to be remitted to the trusts.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10)	Other Assets

Other assets consisted of the following:

	December 31,	March 31,
	2017	2017
	(U.S. dollars in millions)
Interest receivable and other assets	$87	$76
Other receivables	124	148
Deferred expense	124	171
Software, net of accumulated amortization of $144 and $138 as of December 31, 2017 and March 31, 2017, respectively	33	33
Property and equipment, net of accumulated depreciation of $19 and $17 as of December 31, 2017 and March 31, 2017, respectively	7	8
Restricted cash	401	382
Other miscellaneous assets	67	74
Total	$843	$892

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $3 million and $2 million for the three months ended December 31, 2017 and 2016, respectively, and $8 million and $5 million for the nine months ended December 31, 2017 and 2016, respectively.

(11)	Other Liabilities

Other liabilities consisted of the following:

	December 31,	March 31,
	2017	2017
	(U.S. dollars in millions)
Dealer payables	$191	$148
Accounts payable and accrued expenses	325	313
Lease security deposits	78	66
VSC unearned administrative fees (Note 6)	398	394
Unearned income, operating lease	334	330
Uncertain tax positions	10	14
Other liabilities	12	124
Total	$1,348	$1,389

(12)	Other Income, net

Other income consisted of the following:

	Three months ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
	(U.S. dollars in millions)
VSC administration (Note 6)	$28	$26	$81	$77
Other, net	(14)	(3)	(40)	(10)
Total	$14	$23	$41	$67

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13)	Fair Value Measurements

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

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$327	$—	$327
Cross currency swaps	—	233	—	233
Total assets	$—	$560	$—	$560
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$193	$—	$193
Cross currency swaps	—	106	—	106
Total liabilities	$—	$299	$—	$299

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$237	$—	$237
Cross currency swaps	—	12	—	12
Total assets	$—	$249	$—	$249
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$193	$—	$193
Cross currency swaps	—	256	—	256
Total liabilities	$—	$449	$—	$449

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the nine months ended December 31, 2017 and 2016. Refer to Note 5 for additional information on derivative instruments.

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment (1)
	(U.S. dollars in millions)
December 31, 2017
Vehicles held for disposition	$—	$—	$177	$177	$33

December 31, 2016
Vehicles held for disposition	$—	$—	$346	$346	$61

(1)   The adjustments to vehicles held for disposition as of December 31, 2017 were recognized during the three months ended December 31, 2017. The adjustments to vehicles held for disposition as of December 31, 2016 include $2 million of adjustments that were recognized during the fiscal year ended March 31, 2016, $5 million during the three months ended June 30, 2016, $7 million during the three months ended September 30, 2016 and $47 million during the three months ended December 31, 2016.

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

	December 31, 2017
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$774	$774	$—	$—	$774
Dealer loans, net	4,928	—	—	4,751	4,751
Retail loans, net	32,514	—	—	32,653	32,653
Restricted cash	401	401	—	—	401

Liabilities:
Commercial paper	$5,872	$—	$5,872	$—	$5,872
Related party debt	1,114	—	1,114	—	1,114
Bank loans	5,445	—	5,516	—	5,516
Medium term note programs	23,913	—	24,040	—	24,040
Other debt	3,334	—	3,327	—	3,327
Secured debt	8,387	—	8,360	—	8,360

	March 31, 2017
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$760	$760	$—	$—	$760
Dealer loans, net	5,006	—	—	4,837	4,837
Retail loans, net	30,523	—	—	30,724	30,724
Restricted cash	382	382	—	—	382

Liabilities:
Commercial paper	$4,462	$—	$4,462	$—	$4,462
Related party debt	1,201	—	1,202	—	1,202
Bank loans	5,883	—	5,939	—	5,939
Medium term note programs	23,523	—	23,723	—	23,723
Other debt	2,736	—	2,761	—	2,761
Secured debt	8,422	—	8,411	—	8,411

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

Fair value information presented in the tables above is based on information available at December 31, 2017 and March 31, 2017. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial information for the three and nine months ended or at December 31, 2017 and 2016 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended December 31, 2017
Revenues:
Direct financing leases	$—	$3	$—	$3
Retail	304	49	—	353
Dealer	39	5	—	44
Operating leases	1,461	279	—	1,740
Total revenues	1,804	336	—	2,140
Depreciation on operating leases	1,149	229	—	1,378
Interest expense	194	35	—	229
Realized (gains)/losses on derivatives and foreign currency denominated debt	(1)	(2)	3	—
Net revenues	462	74	(3)	533
Gain/(Loss) on disposition of lease vehicles	2	6	—	8
Other income	12	2	—	14
Total net revenues	476	82	(3)	555
Expenses:
General and administrative expenses	92	14	—	106
Provision for credit losses	62	3	—	65
Early termination loss on operating leases	21	1	—	22
Loss on lease residual values	—	1	—	1
(Gain)/Loss on derivative instruments	—	—	(62)	(62)
(Gain)/Loss on foreign currency revaluation of debt	—	—	53	53
Income before income taxes	$301	$63	$6	$370
Nine months ended December 31, 2017
Revenues:
Direct financing leases	$—	$11	$—	$11
Retail	871	139	—	1,010
Dealer	115	13	—	128
Operating leases	4,359	784	—	5,143
Total revenues	5,345	947	—	6,292
Depreciation on operating leases	3,441	646	—	4,087
Interest expense	561	90	—	651
Realized (gains)/losses on derivatives and foreign currency denominated debt	(11)	2	9	—
Net revenues	1,354	209	(9)	1,554
Gain/(Loss) on disposition of lease vehicles	50	21	—	71
Other income	36	5	—	41
Total net revenues	1,440	235	(9)	1,666
Expenses:
General and administrative expenses	283	42	—	325
Provision for credit losses	182	5	—	187
Early termination loss on operating leases	78	3	—	81
Loss on lease residual values	—	2	—	2
(Gain)/Loss on derivative instruments	—	—	(436)	(436)
(Gain)/Loss on foreign currency revaluation of debt	—	—	384	384
Income before income taxes	$897	$183	$43	$1,123
December 31, 2017
Finance receivables, net	$32,851	$4,781	$—	$37,632
Investment in operating leases, net	27,367	4,852	—	32,219
Total assets	62,892	9,822	—	72,714

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

A substantial portion of our consumer financing business is acquired through incentive financing programs sponsored by AHM and HCI. The volume of these incentive financing programs and the allocation of those programs between retail loans and leases may vary from fiscal period to fiscal period depending upon the respective marketing strategies of AHM and HCI. AHM and HCI’s marketing strategies are based in part on their business planning and control, in which we do not participate. Therefore, we cannot predict the level of incentive financing programs AHM and HCI may sponsor in the future. Our consumer financing acquisition volumes are substantially dependent on the extent to which incentive financing programs are offered. Increases in incentive financing programs generally increase our financing penetration rates, which typically results in increased financing acquisition volumes for us. The amount of subsidy payments we receive from AHM and HCI is dependent on the terms of the incentive financing programs and the interest rate environment. Subsidy payments are received upon acquisition and recognized in revenue throughout the life of the loan or lease; therefore, a significant change in the level of incentive financing programs in a fiscal period often may not be reflected in our results of operations for that period. The amount of subsidy income we recognize in a fiscal period is dependent on the cumulative level of subsidized contracts outstanding that were acquired through incentive financing programs.

We seek to maintain high quality consumer and dealer account portfolios, which we support with strong underwriting standards, risk-based pricing, and effective collection practices. Our cost of funds is facilitated by the diversity of our funding sources, and effective interest rate and foreign currency exchange risk management. We manage expenses to support our profitability, including adjusting staffing needs based upon our business volumes and centralizing certain support functions. Additionally, we use risk and compliance management practices to optimize credit and residual value risk levels and maintain compliance with our pricing, underwriting and servicing policies at the United States, Canadian, state and provincial levels.

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

Recent Development

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act).  The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending March 31, 2018, including among other things, (1) reducing the U.S. federal corporate tax rate, (2) requiring a one-time tax (Transition Tax) on the deemed repatriation of earnings of foreign subsidiaries, (3) eliminating like-kind exchange for personal property disposed after December 31, 2017 and (4) increasing bonus depreciation to allow for full expensing of qualified property.  The Tax Act reduces the federal corporate tax rate to 21%, effective January 1, 2018.  In accordance with Section 15 of the Internal Revenue Code, our fiscal year ending March 31, 2018 will have a blended federal corporate tax rate of 31.55%, which is based on the applicable tax rates, prorated based on the number of days prior to and subsequent to the January 1, 2018 effective date.  The impact on the changes in tax law to future periods is still being evaluated.  For information on the impact of the change in tax law on the current period, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).  On the international tax side, the base erosion and anti-abuse tax (BEAT) and global intangible low-taxed income (GILTI) will be effective for our fiscal year ending March 31, 2019, and we do not expect to be continuously subject to these taxes. A policy decision regarding whether to record deferred taxes on GILTI has not been determined.

Results of Operations

The following table presents our income before income taxes:

	Three months ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$309	$122	$900	$734
Canada segment	61	62	223	152
Total income before income taxes	$370	$184	$1,123	$886

Comparison of the Three Months Ended December 31, 2017 and 2016

Our consolidated income before income taxes was $370 million during the third quarter of fiscal year 2018 compared to $184 million during the same period in fiscal year 2017. This increase of $186 million, or 101%, was primarily due to a gain on derivative instruments of $62 million during the third quarter of fiscal year 2018 compared to a $280 million loss during the same period of fiscal year 2017, an increase in operating lease revenue, net of depreciation, of $59 million, and an increase in revenue from retail loans of $52 million, partially offset by a loss on foreign currency revaluation of debt of $53 million during the third quarter of fiscal year 2018 compared to a gain of $160 million during the same period of fiscal year 2017, an increase in interest expense of $43 million, and an increase in the provision for credit losses of $11 million.

Comparison of the Nine Months Ended December 31, 2017 and 2016

Our consolidated income before income taxes was $1,123 million during the first nine months of fiscal year 2018 compared to $886 million during the same period in fiscal year 2017. This increase of $237 million, or 27%, was primarily due to a gain on derivative instruments of $436 million during the first nine months of fiscal year 2018 compared to a loss of $337 million during the same period of fiscal year 2017, an increase in revenue from retail loans of $126 million, an increase in operating lease revenue, net of depreciation, of $104 million, and an increase in the gain on disposition of lease vehicles of $53 million, partially offset by a loss on foreign currency revaluation of debt of $384 million during the first nine months of fiscal year 2018 compared to a gain of $224 million during the same period of fiscal year 2017, an increase in interest expense of $118 million, an increase in early termination loss on operating leases of $31 million, an increase in the provision for credit losses of $30 million and a decrease in other income of $26 million.

Segment Results—Comparison of the Three Months Ended December 31, 2017 and 2016

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended		Three months ended		Three months ended
	December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$3	$7	$3	$7
Retail	304	260	49	41	353	301
Dealer	39	33	5	3	44	36
Operating leases	1,461	1,404	279	205	1,740	1,609
Total revenues	1,804	1,697	336	256	2,140	1,953
Depreciation on operating leases	1,149	1,137	229	169	1,378	1,306
Interest expense	194	163	35	23	229	186
Net revenues	461	397	72	64	533	461
Gain/(Loss) on disposition of lease vehicles	2	(3)	6	3	8	—
Other income	12	21	2	2	14	23
Total net revenues	475	415	80	69	555	484
Expenses:
General and administrative expenses	92	90	14	13	106	103
Provision for credit losses	62	51	3	3	65	54
Early termination loss on operating leases	21	17	1	2	22	19
Loss on lease residual values	—	—	1	4	1	4
(Gain)/Loss on derivative instruments	(62)	295	—	(15)	(62)	280
(Gain)/Loss on foreign currency revaluation of debt	53	(160)	—	—	53	(160)
Income before income taxes	$309	$122	$61	$62	$370	$184

Revenues

Revenue from retail loans in the United States segment increased by $44 million, or 17%, during the third quarter of fiscal year 2018 compared to the same period in fiscal year 2017. The increase in revenue was attributable to higher yields due in part to the increase in volume of retail loans with longer terms which typically have higher interest rates, and higher average outstanding balances. Revenue from retail loans in the Canada segment increased by $8 million, or 20%, due to higher average outstanding balances, higher yields, and the effect of foreign currency translation adjustments.

Operating lease revenue in the United States segment increased by $57 million, or 4%, during the third quarter of fiscal year 2018 compared to the same period in fiscal year 2017 due to higher average outstanding operating lease assets. Operating lease revenue in the Canada segment increased by $74 million, or 36%, due to higher average outstanding operating lease assets and the effect of foreign currency translation adjustments.

Direct financing lease revenue, which is generated only in Canada, declined by $4 million, or 57%, during the third quarter of fiscal year 2018 compared to the same period in fiscal year 2017 due to the run-off of direct financing lease assets.

Revenue from dealer loans in the United States segment increased by $6 million, or 18%, during the third quarter of fiscal year 2018 compared to the same period in fiscal year 2017, due to higher yields. Revenue from dealer loans in the Canada segment increased by $2 million, or 67%, during the third quarter of fiscal year 2018 compared to the same period in fiscal year 2017, due to higher yields and the effect of foreign currency translation adjustments.

Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $57 million, or 18%, to $369 million during the third quarter of fiscal year 2018 compared to $312 million during the same period in fiscal year 2017. The increase was attributable to higher average outstanding incentive leases and incentive retail loans.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $12 million, or 1%, during the third quarter of fiscal year 2018 compared to the same period in fiscal year 2017 primarily due to higher average outstanding operating lease assets. Depreciation on operating leases in the Canada segment increased by $60 million, or 36%, primarily due to higher average outstanding operating lease assets and the effect of foreign currency translation adjustments.

Operating lease revenue, net of depreciation, in the United States segment increased by $45 million, or 17%, during the third quarter of fiscal year 2018 compared to the same period in fiscal year 2017. The increase was primarily attributable to higher net revenue on more recently acquired operating lease assets and higher average outstanding operating lease assets. Operating lease revenue, net of depreciation, in the Canada segment increased by $14 million, or 39%, due to higher average outstanding operating lease assets.

Interest expense

Interest expense in the United States segment increased by $31 million, or 19%, during the third quarter of fiscal year 2018 compared to the same period in fiscal year 2017 primarily due to higher average interest rates. Interest expense in the Canada segment increased by $12 million, or 52%, due to an increase in average outstanding debt and higher average interest rates. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

In the United States segment, we recognized a gain on disposition of lease vehicles of $2 million during the third quarter of fiscal year 2018 compared to a loss of $3 million during the same period in fiscal year 2017. The loss during the third quarter of fiscal year 2017 was due to a decline in average auction prices during the period and increased valuation adjustments of vehicles held for disposition. In the Canada segment, the gain on disposition of lease vehicles increased by $3 million during the third quarter of fiscal year 2018 compared to the same period in fiscal year 2017. The increases in gains were primarily the result of higher volume of units with more favorable disposition proceeds than the assumptions that were reflected in their estimated residual values. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Provision for credit losses

The provision for credit losses in the United States segment increased by $11 million, or 22%, during the third quarter of fiscal year 2018 compared to the same period in fiscal year 2017. The increase in the provision was due to the trend in increasing charge-offs we have been experiencing since fiscal year 2016. The provision for credit losses in the Canada segment were consistent during the third quarter of fiscal year 2018 compared to the same period in fiscal year 2017. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment increased by $4 million, or 24%, during the third quarter of fiscal year 2018 compared to the same period in fiscal year 2017. The increase was primarily due to the growth in operating lease assets and an increase in the mix of leases with lower credit grades. Early termination losses on operating leases in the Canada segment declined by $1 million, or 50%, during the third quarter of fiscal year 2018 compared to the same period in fiscal year 2017. See “—Financial Condition—Credit Risk” below for more information.

Gain/loss on derivative instruments

In the United States segment, we recognized a gain on derivative instruments of $62 million during the third quarter of fiscal year 2018 compared to a loss of $295 million during the same period in fiscal year 2017. The gain in the third quarter of fiscal year 2018 was attributable to gains on pay fixed interest rate swaps of $85 million and cross currency swaps of $39 million, offset by losses on pay float interest rate swaps of $62 million. The gains on cross currency swaps during the third quarter of fiscal year 2018 were primarily attributable to the U.S. dollar weakening against the Euro and Sterling during the period. The gains on pay fixed interest rate swaps and losses on pay float interest rate swaps during the third quarter of fiscal year 2018 were due to an increase in applicable swap rates during the period. In the Canada segment, we recognized a gain of less than $1 million during the third quarter of fiscal year 2018 compared to a gain of $15 million during the same period in fiscal year 2017. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $53 million during the third quarter of fiscal year 2018 compared to a gain of $160 million during the same period in fiscal year 2017. The loss during the third quarter of fiscal year 2018 was primarily due to the U.S. dollar weakening against the Euro and Sterling during the period.

Income tax expense

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Act. The primary impact on the effective tax rate is the reduction of the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, our fiscal year ending March 31, 2018 will have a blended federal corporate tax rate of 31.55%.

The consolidated effective tax rate was (810.8)% for the third quarter of fiscal year 2018 and 35.3% for the same period in fiscal year 2017. The decrease in the effective tax rate for the three months ended December 31, 2017 was primarily due to the impact of the U.S. federal corporate tax rate reduction on the repricing of the current and prior years’ deferred taxes, partially offset by the one-time Transition Tax on the previously untaxed accumulated and current earnings and profits (E&P) of HCFI, the foreign tax rate differential, and the changes in apportionment methods and tax rates enacted in certain states. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Segment Results—Comparison of the Nine Months Ended December 31, 2017 and 2016

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Nine months ended		Nine months ended		Nine months ended
	December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$11	$28	$11	$28
Retail	871	766	139	118	1,010	884
Dealer	115	98	13	10	128	108
Operating leases	4,359	4,122	784	568	5,143	4,690
Total revenues	5,345	4,986	947	724	6,292	5,710
Depreciation on operating leases	3,441	3,269	646	469	4,087	3,738
Interest expense	561	467	90	66	651	533
Net revenues	1,343	1,250	211	189	1,554	1,439
Gain on disposition of lease vehicles	50	10	21	8	71	18
Other income	36	63	5	4	41	67
Total net revenues	1,429	1,323	237	201	1,666	1,524
Expenses:
General and administrative expenses	283	270	42	39	325	309
Provision for credit losses	182	148	5	9	187	157
Early termination loss on operating leases	78	45	3	5	81	50
Loss on lease residual values	—	—	2	9	2	9
(Gain)/Loss on derivative instruments	(398)	350	(38)	(13)	(436)	337
(Gain)/Loss on foreign currency revaluation of debt	384	(224)	—	—	384	(224)
Income before income taxes	$900	$734	$223	$152	$1,123	$886

Revenues

Revenue from retail loans in the United States segment increased by $105 million, or 14%, during the first nine months of fiscal year 2018 compared to the same period in fiscal year 2017. The increase in revenue was attributable to higher yields due in part to the increase in volume of retail loans with longer terms which typically have higher interest rates, and higher average outstanding balances. Revenue from retail loans in the Canada segment increased by $21 million, or 18%, due to higher average outstanding balances, higher yields and the effect of foreign currency translation adjustments.

Operating lease revenue increased by $237 million, or 6%, in the United States segment and by $216 million, or 38%, in the Canada segment during the first nine months of fiscal year 2018 compared to the same period in fiscal year 2017. The increases in revenue were attributable to higher average outstanding operating lease assets in both the United States and Canada segments.

Direct financing lease revenue, which is generated only in Canada, declined by $17 million, or 61%, during the first nine months of fiscal year 2018 compared to the same period in fiscal year 2017 due to the run-off of direct financing lease assets.

Revenue from dealer loans in the United States segment increased by $17 million, or 17%, during the first nine months of fiscal year 2018 compared to the same period in fiscal year 2017 primarily due to higher yields. Revenue from dealer loans in the Canada segment increased by $3 million, or 30%, primarily due to higher average outstanding balances and higher yields.

Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $157 million, or 17%, to $1,067 million during the first nine months of fiscal year 2018 compared to $910 million during the same period in fiscal year 2017. The increase was attributable to higher average outstanding incentive leases and incentive retail loans.

Depreciation on operating leases

Depreciation on operating leases in the United States and Canada segments increased by $172 million, or 5%, and $177 million, or 38%, respectively, during the first nine months of fiscal year 2018 compared to the same period in fiscal year 2017. The increases were primarily attributable to higher average outstanding operating lease assets in both the United States and Canada segments.

Operating lease revenue, net of depreciation, increased by $65 million, or 8%, in the United States segment and by $39 million, or 39%, in the Canada segment during the first nine months of fiscal year 2018 compared to the same period in fiscal year 2017. The increases in operating lease revenue, net of depreciation, were primarily attributable to higher average outstanding operating lease assets and higher net revenue on more recently acquired operating lease assets in both the United States and Canada segments.

Interest expense

Interest expense in the United States increased by $94 million, or 20%, during the first nine months of fiscal year 2018 compared to the same period in fiscal year 2017 primarily due to higher average interest rates. Interest expense in the Canada segment increased by $24 million, or 36%, due to an increase in average outstanding debt and higher average interest rates. See “—Liquidity and Capital Resources” below for more information.

Gain/loss on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment increased by $40 million during the first nine months of fiscal year 2018 compared to the same period in fiscal year 2017. The gain on disposition of lease vehicles in the Canada segment increased by $13 million. The increases in gains were primarily the result of higher volume of units with more favorable disposition proceeds than the assumptions that were reflected in their estimated residual values including proceeds from AHM sponsored lease termination programs in the United States. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Provision for credit losses

The provision for credit losses in the United States segment increased by $34 million, or 23%, during the first nine months of fiscal year 2018 compared to the same period in fiscal year 2017. The increase in the provision was due to the trend in increasing charge-offs in the United States segment we have been experiencing since fiscal year 2016. The provision for credit losses in the Canada segment declined by $4 million, or 44%, due to a decline in net charge-offs and a reduction in the allowance for credit losses to reflect improving credit performance. See “—Financial Condition—Credit Risk” below for more information.

Early termination losses on operating leases

Early termination losses on operating leases in the United States segment increased by $33 million, or 73%, during the first nine months of fiscal year 2018 compared to the same period in fiscal year 2017. The increase was primarily due to the growth in operating lease assets and an increase in the mix of leases with lower credit grades. Early termination losses on operating leases in the Canada segment declined by $2 million, or 40%. The decrease was primarily due to the reduction in our estimate of early termination losses as a result of improving credit performance. See “—Financial Condition—Credit Risk” below for more information.

Gain/loss on derivative instruments

In the United States segment, we recognized a gain on derivative instruments of $398 million during the first nine months of fiscal year 2018 compared to a loss of $350 million during the same period in fiscal year 2017. The gain in the first nine months of fiscal year 2018 was attributable to gains on cross currency swaps of $349 million and pay fixed interest rate swaps of $69 million, offset by losses on pay float interest rate swaps of $20 million. The gains on cross currency swaps during the first nine months of fiscal year 2018 were primarily attributable to the U.S. dollar weakening against the Euro and Sterling during the period. The gains on pay fixed interest rate swaps and losses on pay float interest rate swaps during the first nine months of fiscal year 2018 were primarily due to increase in applicable swap rates during the period. In the Canada segment, we recognized a gain on derivative instruments of $38 million during the first nine months of fiscal year 2018 compared to a gain of $13 million during the same period in fiscal year 2017. The gains during the first nine months of fiscal year 2018 were due to a rise in Canadian swap rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $384 million during the first nine months of fiscal year 2018 compared to a gain of $224 million during the same period in fiscal year 2017. The loss during the first nine months of fiscal year 2018 was primarily due to the U.S. dollar weakening against the Euro and Sterling during the period.

Income tax expense

The primary impact on the effective tax rate is the reduction of the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, as a result of the Tax Act. In accordance with Section 15 of the Internal Revenue Code, our fiscal year ending March 31, 2018 will have a blended federal corporate tax rate of 31.55%.

The consolidated effective tax rate was (241.9)% for the first nine months of fiscal year 2018 and 37.7% for the same period in fiscal year 2017. The decrease in the effective tax rate for the nine months ended December 31, 2017 was primarily due to impact of the U.S. federal corporate tax rate reduction on the repricing of the current and prior years’ deferred taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended December 31,				Nine months ended December 31,
	2017		2016		2017		2016
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	126	77	117	85	371	249	348	239
Used auto	30	14	21	2	79	23	66	5
Motorcycle	19	2	17	3	58	8	58	9
Other	—	—	—	—	1	—	1	1
Total retail loans	175	93	155	90	509	280	473	254
Leases	102	74	113	104	353	289	398	368

Canada Segment
Retail loans:
New auto	17	17	16	15	59	58	54	50
Used auto	1	1	2	1	7	5	7	3
Motorcycle	2	1	1	1	7	6	4	3
Other	—	—	1	—	—	—	1	—
Total retail loans	20	19	20	17	73	69	66	56
Leases	20	20	19	19	69	68	63	63

Consolidated
Retail loans:
New auto	143	94	133	100	430	307	402	289
Used auto	31	15	23	3	86	28	73	8
Motorcycle	21	3	18	4	65	14	62	12
Other	—	—	1	—	1	—	2	1
Total retail loans	195	112	175	107	582	349	539	310
Leases	122	94	132	123	422	357	461	431

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

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Three months ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
United States Segment
New auto	56%	56%	57%	58%
Motorcycle	38%	36%	38%	38%

Canada Segment
New auto	89%	78%	82%	78%
Motorcycle	35%	23%	33%	24%

Consolidated
New auto	59%	58%	60%	60%
Motorcycle	38%	35%	37%	37%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	December 31,	March 31,	December 31,	March 31,
	2017	2017	2017	2017
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$23,757	$22,837	1,610	1,610
Used auto	3,599	3,154	261	234
Motorcycle	1,050	993	197	191
Other	51	51	4	4
Total retail loans	$28,457	$27,035	2,072	2,039
Securitized retail loans (2)	$7,569	$7,748	683	690
Investment in operating leases	$27,367	$27,380	1,310	1,294

Canada Segment
Retail loans:
New auto	$3,624	$3,067	244	219
Used auto	339	345	39	44
Motorcycle	91	73	19	16
Other	3	3	1	2
Total retail loans	$4,057	$3,488	303	281
Securitized retail loans (2)	$965	$764	72	59
Direct financing leases	$190	$375	18	34
Investment in operating leases	$4,852	$3,930	253	212

Consolidated
Retail loans:
New auto	$27,381	$25,904	1,854	1,829
Used auto	3,938	3,499	300	278
Motorcycle	1,141	1,066	216	207
Other	54	54	5	6
Total retail loans	$32,514	$30,523	2,375	2,320
Securitized retail loans (2)	$8,534	$8,512	755	749
Direct financing leases	$190	$375	18	34
Investment in operating leases	$32,219	$31,310	1,563	1,506

(1)	A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, retail loan acquisition volumes increased by 8% during the first nine months of fiscal year 2018 compared to the same period in fiscal year 2017 primarily due to the increase in used auto loan incentive financing program volumes and the increase in non-sponsored new auto loan acquisition volumes. Lease acquisition volumes declined by 11% during the first nine months of fiscal year 2018 compared to the same period in fiscal year 2017 primarily due to the 21% reduction in incentive program volumes.

In the Canada segment, retail loan acquisition volumes increased by 11% during the first nine months of fiscal year 2018 compared to the same period in fiscal year 2017 primarily due to higher retail loan incentive volumes. Lease acquisition volumes increased by 10% during the first nine months of fiscal year 2018 compared to the same period in fiscal year 2017. Outstanding direct financing lease assets continued to decline and operating lease assets continued to increase during the first nine months of fiscal year 2017 as the result of our remaining direct financing leases maturing and all newly acquired leases being classified as operating leases.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	December 31,	March 31,
	2017	2017
United States Segment
Automobile	28%	28%
Motorcycle	97%	97%
Other	21%	21%

Canada Segment
Automobile	36%	35%
Motorcycle	94%	95%
Other	94%	95%

Consolidated
Automobile	30%	29%
Motorcycle	97%	97%
Other	24%	24%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
United States Segment
Automobile	29%	27%	29%	27%
Motorcycle	98%	97%	98%	97%
Other	9%	9%	11%	9%

Canada Segment
Automobile	31%	31%	31%	31%
Motorcycle	96%	95%	94%	97%
Other	91%	96%	94%	97%

Consolidated
Automobile	29%	27%	29%	27%
Motorcycle	98%	97%	97%	97%
Other	12%	12%	14%	12%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	December 31,	March 31,	December 31,	March 31,
	2017	2017	2017	2017
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,810	$2,823	104	111
Motorcycle	615	684	87	93
Other	52	64	49	73
Total wholesale flooring loans	$3,477	$3,571	240	277
Commercial loans	$917	$841

Canada Segment
Wholesale flooring loans:
Automobile	$373	$414	15	18
Motorcycle	67	86	9	13
Other	27	29	22	32
Total wholesale flooring loans	$467	$529	46	63
Commercial loans	$67	$65

Consolidated
Wholesale flooring loans:
Automobile	$3,183	$3,237	119	129
Motorcycle	682	770	96	106
Other	79	93	71	105
Total wholesale flooring loans	$3,944	$4,100	286	340
Commercial loans	$984	$906

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

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

Credit risk on dealer loans is affected primarily by the financial strength of the dealers within the portfolio, the value of collateral securing the financings, and economic and market factors that could affect the creditworthiness of dealers. We manage our exposure to credit risk in dealer financing by performing comprehensive reviews of dealers prior to establishing financing arrangements and monitoring the payment performance and creditworthiness of these dealers on an ongoing basis. In the event of default by a dealer, we seek all available legal remedies pursuant to related dealer agreements, guarantees, security interests on collateral, or liens on dealership assets. Additionally, we have entered into agreements with AHM and HCI that provide for their repurchase, at the outstanding financed amount, of new, unused, undamaged and unregistered vehicles or equipment that have been repossessed from dealers who defaulted under the terms of its wholesale flooring agreement.

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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the three months ended		As of or for the nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$161	$112	$124	$82
Provision for credit losses	54	45	159	131
Charge-offs, net of recoveries	(45)	(41)	(113)	(97)
Allowance for credit losses at end of period	$170	$116	$170	$116
Allowance as a percentage of ending receivable balance (1)			0.51%	0.37%
Charge-offs as a percentage of average receivable balance (1)	0.54%	0.52%	0.46%	0.42%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$94	$78
As a percentage of ending receivable balance (1), (2)			0.28%	0.25%
Operating leases:
Early termination loss on operating leases	$21	$17	$78	$45
Provision for past due operating lease rental payments (3)	8	6	23	17

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$8	$11	$9	$11
Provision for credit losses	2	2	4	8
Charge-offs, net of recoveries	(2)	(3)	(6)	(9)
Effect of translation adjustment	—	—	1	—
Allowance for credit losses at end of period	$8	$10	$8	$10
Allowance as a percentage of ending receivable balance (1)			0.16%	0.21%
Charge-offs as a percentage of average receivable balance (1)	0.17%	0.23%	0.16%	0.23%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$9	$9
As a percentage of ending receivable balance (1), (2)			0.18%	0.20%
Operating leases:
Early termination loss on operating leases	$1	$2	$3	$5
Provision for past due operating lease rental payments (3)	1	1	1	1

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$169	$123	$133	$93
Provision for credit losses	56	47	163	139
Charge-offs, net of recoveries	(47)	(44)	(119)	(106)
Effect of translation adjustment	—	—	1	—
Allowance for credit losses at end of period	$178	$126	$178	$126
Allowance as a percentage of ending receivable balance (1)			0.46%	0.35%
Charge-offs as a percentage of average receivable balance (1)	0.50%	0.48%	0.42%	0.39%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$103	$87
As a percentage of ending receivable balance (1), (2)			0.27%	0.24%
Operating leases:
Early termination loss on operating leases	$22	$19	$81	$50
Provision for past due operating lease rental payments (3)	9	7	24	18

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

(3)	Provisions for past due operating lease rental payments are also included in total provision for credit losses in our consolidated statements of income.
(4)	Percentages for the nine months ended December 31, 2017 and 2016 have been annualized.

In the United States segment, the provision for credit losses on our finance receivables was $159 million during the first nine months of fiscal year 2018 compared to $131 million during the same period in fiscal year 2017. The increase in the provision was due to the trend in increasing charge-offs we have been experiencing since fiscal year 2016. The increase in charge-offs is primarily due to the increase in the volume of retail loans with longer terms which typically have higher loan-to-value ratios and as a result, higher loss severities, and the increase in the volume of retail loans in our lowest credit grade tier which has also been experiencing increasing charge-off frequencies. Changes in general economic conditions, a rise in unemployment rates, and declines in used vehicle prices could result in increases in our credit losses. Our allowance for credit losses as a percentage of the ending receivable balance as of December 31, 2017 was increased to 0.51% as compared to 0.37% as of December 31, 2016 to reflect the weaker credit performance. We recognized early termination losses on operating lease assets of $78 million during the first nine months of fiscal year 2018 compared to $45 million during the same period in fiscal year 2017. The increase in early termination losses during the first nine months of fiscal year 2018 was due to the growth in operating lease assets and an increase in the mix of leases with lower credit grades.

In the Canada segment, the provision for credit losses on our finance receivables was $4 million during the first nine months of fiscal year 2018 compared to $8 million during the same period in fiscal year 2017. The decline in the provision for credit losses was due to a decline in net charge-offs and a reduction in the allowance for credit losses to reflect improving credit performance. Early termination losses on operating lease assets was $3 million during the first nine months of fiscal year 2018 compared to $5 million during the same period in fiscal year 2017. The decrease was primarily due to the reduction in our estimate of early termination losses as a result of improving credit performance.

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

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first nine months of fiscal year 2018 or the same period in fiscal year 2017.

Certain Honda and Acura vehicles were recalled during the fourth quarter of fiscal year 2016 based on a determination of a safety related defect in driver’s airbag inflators. AHM and HCI instructed their authorized dealers to cease the sale of affected new and used vehicles until the recall repairs were completed. During the second half of fiscal year 2017, we began repairing and selling the affected returned lease vehicles. As of September 30, 2017, we had disposed all of the vehicles affected by the recall.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	62	57	203	203
Sales through auctions and dealer direct programs (3)	33	29	124	84
Total termination units	95	86	327	287

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	13	11	38	35
Sales through auctions and dealer direct programs (3)	1	2	5	6
Total termination units	14	13	43	41

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	75	68	241	238
Sales through auctions and dealer direct programs (3)	34	31	129	90
Total termination units	109	99	370	328

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.

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

In an effort to minimize liquidity risk and interest rate risk and the resulting negative effects on our margins, results of operations and cash flows, our funding strategy incorporates investor diversification and the utilization of multiple funding sources including commercial paper, medium term notes, bank loans and asset-backed securities. AHFC has reduced the use of related party debt as a funding source. As of December 31, 2017, AHFC had no outstanding notes issued to AHM. We incorporate a funding strategy that takes into consideration factors such as the interest rate environment, domestic and foreign capital market conditions, maturity profiles, and economic conditions. We believe that our funding sources, combined with cash provided by operating and investing activities, will provide sufficient liquidity for us to meet our debt service and working capital requirements over the next twelve months.

The summary of outstanding debt presented in the tables below in this section “—Liquidity and Capital Resources” as of December 31, 2017 and March 31, 2017 include foreign currency denominated debt which were translated into U.S. dollars using the relevant exchange rates as of December 31, 2017 and March 31, 2017, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for your convenience based on the exchange rate on December 31, 2017 of 1.2571 per U.S. dollar. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt

The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average
			contractual interest rate
	December 31,	March 31,	December 31,	March 31,
	2017	2017	2017	2017
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,807	$3,609	1.45%	1.02%
Bank loans	4,393	4,890	2.07%	1.68%
Private MTN program	2,447	2,946	4.23%	3.77%
Public MTN program	20,280	19,491	1.77%	1.63%
Euro MTN programme	1,186	1,086	1.92%	1.83%
Total unsecured debt	33,113	32,022
Secured debt	7,458	7,680	1.50%	1.24%
Total debt	$40,571	$39,702

Canada Segment
Unsecured debt:
Commercial paper	$1,065	$853	1.33%	0.87%
Related party debt	1,114	1,201	1.44%	0.95%
Bank loans	1,052	993	2.04%	1.50%
Other debt	3,334	2,736	2.12%	1.90%
Total unsecured debt	6,565	5,783
Secured debt	929	742	1.78%	1.24%
Total debt	$7,494	$6,525

Consolidated
Unsecured debt:
Commercial paper	$5,872	$4,462	1.43%	0.99%
Related party debt	1,114	1,201	1.44%	0.95%
Bank loans	5,445	5,883	2.06%	1.65%
Private MTN program	2,447	2,946	4.23%	3.77%
Public MTN program	20,280	19,491	1.77%	1.63%
Euro MTN programme	1,186	1,086	1.92%	1.83%
Other debt	3,334	2,736	2.12%	1.90%
Total unsecured debt	39,678	37,805
Secured debt	8,387	8,422	1.53%	1.24%
Total debt	$48,065	$46,227

Commercial Paper

As of December 31, 2017, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.6 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the nine months ended December 31, 2017, consolidated commercial paper month-end outstanding principal balances ranged from $4.7 billion to $6.0 billion and the outstanding daily balance averaged $5.6 billion.

Related Party Debt

AHFC issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. As of December 31, 2017, AHFC had no issued and outstanding notes to AHM. HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days. During the nine months ended December 31, 2017, HCFI related party debt outstanding daily balance averaged $1.2 billion.

Bank Loans

During the nine months ended December 31, 2017, AHFC did not enter into any term loan agreements. HCFI entered into two floating term loan agreements for an aggregate of C$200 million ($159 million). As of December 31, 2017, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $40 million to $600 million. As of December 31, 2017, the remaining maturities of all bank loans outstanding ranged from 214 days to approximately 6.7 years. The weighted average remaining maturities on all bank loans was 2.9 years as of December 31, 2017.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of December 31, 2017, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under its Rule 144A Private MTN Program. As of December 31, 2017, the remaining maturities of Private MTNs outstanding ranged from 47 days to approximately 3.7 years. The weighted average remaining maturities of Private MTNs was 1.6 years as of December 31, 2017. Interest rates on outstanding Private MTNs were fixed. Private MTNs were issued pursuant to the terms of an issuing and paying agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of December 31, 2017, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.

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

The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the nine months ended December 31, 2017, AHFC issued $1.8 billion aggregate principal amount of U.S. dollar denominated fixed rate MTNs, with an original maturity ranging from 2.0 years to 5.0 years, and $2.4 billion aggregate principal amount of U.S. dollar denominated floating rate MTNs, with an original maturity ranging from 1.0 years to 5.0 years. As of December 31, 2017, the remaining maturities of all Public MTNs outstanding ranged from 67 days to approximately 8.7 years. The weighted average remaining maturities of all Public MTNs was 2.5 years as of December 31, 2017.

The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of December 31, 2017, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturity. As of December 31, 2017, the remaining maturities of Euro MTNs outstanding under this program ranged from 81 days to approximately 5.1 years. The weighted average remaining maturities of all Euro MTNs was 1.5 years as of December 31, 2017. Interest rates on outstanding Euro MTNs are fixed or floating. Euro MTNs were issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2017, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	December 31,	March 31,
	2017	2017
	(U.S. dollars in millions)
U.S. dollar	$20,146	$20,141
Euro	2,933	2,607
Sterling	807	748
Japanese yen	27	27
Total	$23,913	$23,523

Other Debt

HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the nine months ended December 31, 2017, HCFI entered into four private placement trades for an aggregate of C$1.4 billion ($1.1 billion). As of December 31, 2017, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 155 days to approximately 5.2 years. The weighted average remaining maturities of these notes was 2.9 years as of December 31, 2017.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2017, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

During the nine months ended December 31, 2017, we issued notes through asset-backed securitizations totaling $3.5 billion, which were secured by consumer finance receivables with an initial principal balance of $4.1 billion.

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364- day credit agreement, which expires on March 2, 2018, a $2.1 billion three-year credit agreement, which expires on March 3, 2020, and a $1.4 billion five-year credit agreement, which expires on March 3, 2022. As of December 31, 2017, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$1.6 billion ($1.3 billion) credit agreement which provides that HCFI may borrow up to C$800 million ($636 million) on a one-year and up to C$800 million ($636 million) on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2018 and the five-year tranche of the credit agreement expires on March 24, 2022. As of December 31, 2017, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI, respectively, to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of December 31, 2017, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of December 31, 2017, no amounts were drawn upon under these agreements. These agreements expire in September 2018. AHFC intends to renew these credit agreements prior to or on their expiration dates.

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

•

cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•

ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of December 31, 2017 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of $5 million during both the three months ended December 31, 2017 and 2016, and $16 million and $15 million during the nine months ended December 31, 2017 and 2016, respectively, pursuant to these support compensation agreements.

Indebtedness of Consolidated Subsidiaries

As of December 31, 2017, AHFC and its consolidated subsidiaries had $56.1 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $16.1 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

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

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending December 31,
	Total	2018	2019	2020	2021	2022	Thereafter
	(U.S. dollars in millions)
Unsecured debt obligations (1)	$39,755	$14,925	$7,738	$6,025	$4,856	$4,107	$2,104
Secured debt obligations (1)	8,399	4,568	2,485	1,056	290	—	—
Interest payments on debt (2)	2,014	745	510	345	216	112	86
Operating lease obligations	73	8	8	8	8	8	33
Total	$50,241	$20,246	$10,741	$7,434	$5,370	$4,227	$2,223

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of December 31, 2017.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of December 31, 2017.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve-month period ended December 31, 2017, our provision for credit losses would have increased by approximately $34 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve- month period ended December 31, 2017, we would have recognized an additional $17 million in early termination losses in our consolidated statement of income during the period.

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

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of December 31, 2017 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $74 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $13 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of December 31, 2017. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2017, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.5(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.

4.6(8)	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.7	Form of Fixed Rate Medium-Term Note, Series A(6) and Form of Floating Rate Medium-Term Note, Series A(7).

12.1(8)	Statement regarding computation of ratio of earnings to fixed charges
31.1(8)	Certification of Principal Executive Officer
31.2(8)	Certification of Principal Financial Officer
32.1(9)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(9)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(8)	XBRL Instance Document
101.SCH(8)	XBRL Taxonomy Extension Schema Document
101.CAL(8)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(8)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(8)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(8)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(3)	Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(4)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.
(5)	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
(6)	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated February 12, 2014.
(7)	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 10, 2016.
(8)	Filed herewith.
(9)	Furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 8, 2018

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)