Form 10-K
period 2018-03-31
AMERICAN HONDA FINANCE CORP
filed 2018-06-21
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-36111

AMERICAN HONDA FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
20800 Madrona Avenue, Torrance, California	90503
(Address of principal executive offices)	(Zip Code)

(310) 972-2555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
2.125% Medium-Term Notes, Series A Due October 10, 2018	New York Stock Exchange
Floating Rate Medium-Term Notes, Series A Due March 11, 2019	New York Stock Exchange
1.300% Medium-Term Notes, Series A Due March 21, 2022 2.625% Medium-Term Notes, Series A Due October 14, 2022	New York Stock Exchange New York Stock Exchange
1.375% Medium-Term Notes, Series A Due November 10, 2022	New York Stock Exchange
0.550% Medium-Term Notes, Series A Due March 17, 2023	New York Stock Exchange
0.750% Medium-Term Notes, Series A Due January 17, 2024	New York Stock Exchange

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

As of May 31, 2018, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

Documents incorporated by reference: None

REDUCED DISCLOSURE FORMAT

American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly-owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended March 31, 2018

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “scheduled,” or “anticipates” or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. In addition, all information included herein with respect to projected or future results of operations, cash flows, financial condition, financial performance, or other financial or statistical matters constitute forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and that may be incapable of being realized. The following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements:

•	declines in the financial condition or performance of Honda Motor Co., Ltd. or the sales of Honda or Acura products;
•	changes in economic and general business conditions;
•	fluctuations in interest rates and currency exchange rates;
•	the failure of our customers, dealers, or counterparties to meet the terms of any contracts with us, or otherwise fail to perform as agreed;
•	our inability to recover the estimated residual value of leased vehicles at the end of their lease terms;
•	changes or disruption in our funding sources or access to the capital markets;
•	changes in our, or Honda Motor Co., Ltd.’s, credit ratings;
•	increases in competition from other financial institutions seeking to increase their share of financing of Honda and Acura products;
•	changes in laws and regulations, including the result of financial services legislation, and related costs;
•	changes in accounting standards;
•	a failure or interruption in our operations; and
•	a security breach or cyber attack.

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

AHM and HCI sponsor incentive-financing programs in the United States and Canada, respectively. These programs offer promotional rates on loans and leases to purchasers, lessees, and dealers of Honda and Acura products. AHM or HCI, as applicable, pays a subsidy that enables us to realize a market yield on any financing contract we indirectly or directly finance under these programs.

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

Investors and others should note that we announce material financial information using the Investor Relations, SEC Filings section of our corporate website (http://www.hondafinancialservices.com). We use our website and press releases to communicate with our investors, customers and the general public about our company, our services and other matters. While not all of the information that we post on our website is of a material nature, some information could be material. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the Investor Relations, SEC Filings section of our website. Currently, we do not use any social media channels for purposes of communicating such information to the public. Any changes to our communication channels will be posted on the Investor Relations, SEC Filings section of our website. We are not incorporating any of the information set forth on our website into this filing on Form 10‑K.

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

Underwriting and Pricing of Consumer Financing

Dealers submit customer credit applications electronically through our online system. In addition, AHFC customers are able to submit their own credit applications for pre-approval directly through our website. If our requirements are met, an application received from a dealer is approved automatically. Our system is programmed to review application information for purchase policy and legal compliance. Applications that are not automatically approved are routed to credit buyers located in our regional offices, who will evaluate and make purchase decisions within the framework of our purchase policy and legal requirements.

We utilize our proprietary credit scoring system to evaluate the credit risk of applicants. Factors used by our credit scoring system to develop a customer’s credit grade include the term of the contract, the loan or lease-to-value ratio, the customer’s debt ratios, and credit bureau attributes, number of trade lines, utilization ratio, and number of credit inquiries. A customer’s credit grade is determined only at the time of origination and is not reassessed during the life of the contract. We utilize different scorecards depending on the type of product we finance and we regularly review and analyze our consumer-financing portfolio to ensure the effectiveness of our underwriting guidelines, purchasing criteria and scorecard predictability of our customers.

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

•

Remarketing Center. The Remarketing Center oversees the disposition of vehicles returned at the end of leases and after repossession. In order to minimize losses at lease maturity, we have developed remarketing strategies to maximize proceeds and minimize disposition costs on vehicles sold at lease termination. We use various channels to sell vehicles returned at lease end, including a dealer direct, on-line program referred to as the Vehicle Inter-Dealer Purchase System (VIPS) and physical auctions. The goal of our VIPS program is to increase dealer purchases of off-lease vehicles thereby reducing our disposition costs of such vehicles. Through VIPS, the dealer accepting return of the leased vehicle (also referred to as the grounding dealer) initially has the exclusive right to purchase the vehicle at the contractual residual value or a market-based price. If the vehicle is not purchased by the grounding dealer, it then becomes available to Honda and Acura vehicle dealers through the VIPS online auction. If the vehicle is not sold to a Honda or Acura dealer, the auction is opened to any dealer. Off-lease vehicles that are not purchased through a VIPS auction and all repossessed vehicles are sold at physical auction sites throughout the United States. When deemed necessary, we recondition used vehicles prior to sale in order to enhance the vehicle values at auction. Additionally, vehicles to be sold at public auctions may be relocated in accordance with our goal to minimize oversupply at any given location and maximize sales proceeds.

•

Recovery and Bankruptcy Center. The Recovery and Bankruptcy Center is responsible for collecting the deficiency balances of charged-off accounts using outside collection agencies, locating and securing the collateral of charged-off accounts, and collecting lease end of term fees. Consumer financing contracts are transferred from our regional offices to the Recovery and Bankruptcy Center after charge-off, which occurs when they become 120 days contractually past due, payments due are no longer expected to be received, or the underlying product is sold or has been held in unsold repossessed inventory for 90 days, whichever occurs first. In addition, accounts subject to bankruptcy proceedings are assigned to the Recovery and Bankruptcy Center for tracking, monitoring and handling through the life of the loan or until the related customer is discharged from bankruptcy. If the customer is discharged or dismissed from bankruptcy, the account will return to the original regional office for servicing.

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

If necessary, repossession action is taken using bonded and licensed repossession agencies. Subject to a state’s recording, filing, and notice requirements, or other laws, we are generally permitted by applicable state law to repossess automobiles or motorcycles upon default by the related customer. We typically decide whether or not to repossess a vehicle when the account is 45 to 60 or more days past due, subject to the laws and regulations governing repossession in the state where the automobile or motorcycle is located.

Incentive Financing Programs for Retail Loans and Leases

AHM and HCI sponsor incentive-financing programs in the United States and Canada, respectively. These programs offer promotional rates on retail loans and leases to purchasers and lessees of Honda and Acura products. AHM or HCI, as applicable, pay us subsidies that enable us to realize a market yield on any financing contract we indirectly finance under these programs. Market yield is based on, among other things, the credit quality of the customer and the length of the contract. Subsidy payments received on retail loans and leases are deferred and recognized as revenue over the term of the related contracts. The volume of incentive financing programs sponsored by AHM and HCI and the allocation of those programs between retail loans and leases may vary from fiscal period to fiscal period depending upon the respective marketing strategies of AHM and HCI. AHM and HCI’s marketing strategies are based in part on their business planning and control, in which we do not participate. Therefore, we cannot predict the level of incentive financing programs AHM and HCI may sponsor in the future. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

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

Wholesale flooring financing is available primarily through revolving lines of credit and may only be used by dealers to finance the purchase of inventory. AHFC will finance new automobiles and motorcycles up to 100% of the dealer invoice price and used automobiles and motorcycles up to 80% of the applicable market value determined in accordance with industry pricing guides in the United States. HCFI will finance new automobiles and motorcycles up to 100% of the dealer invoice price and used automobiles and motorcycles up to the current market value determined in accordance with industry pricing guides in Canada. Dealers pay a variable interest rate on wholesale flooring loans. Wholesale flooring loans must be prepaid at specified intervals and increments and generally must be paid in full upon the sale of the product, although a grace period of three to seven days for payment may be provided to dealers. AHM and HCI sponsor incentive-financing programs in the United States and Canada, respectively, to Honda and Acura dealers approved for wholesale flooring loans.

In establishing a wholesale flooring loan, we conduct a comprehensive review of the dealership, including a review of its business operations and management, any credit reports, financial statements, tax returns, bank references, and/or other available historical credit information and a review of the personal financial statements of the dealership’s individual owner(s). This data is organized into an electronic scorecard which supports our determination of whether we will provide a wholesale flooring loan and, if so, the amount of the loan and the interest rate. Once a wholesale flooring loan has been approved, we maintain an ongoing review process of the dealerships we finance. We use a third party to perform random periodic on-site physical inspections of financed dealership inventory at a frequency determined by the dealership’s scorecard and financial performance. Monitoring activities are performed more frequently for dealerships with higher levels of credit risk.

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

In the event of a default on a wholesale flooring loan, we may repossess the financed product, sell the repossessed assets, and seek other available legal remedies pursuant to the related wholesale flooring loan agreement and related guarantees consistent with commercially accepted practices and applicable laws. After the sale of a financed product to consumers in the ordinary course of business, we have no right to recover the product and are limited to the remedies under our wholesale flooring loan agreement with the dealer. Additionally, we have agreements with AHM and HCI that provide for their repurchase of new, unused, undamaged, and unregistered vehicle or equipment that have been repossessed from dealers who defaulted under the terms of its wholesale flooring agreement.

A wholesale flooring loan is considered delinquent when any payment is contractually past due. Depending on a dealer’s level of credit risk, a dealer may be given a grace period of three to seven days to make payments. Collection efforts are initiated using our staff. We file replevin actions, send past due notices, enter into forbearance agreements, and renegotiate contracts with delinquent dealers. If we determine a dealer cannot meet the obligations under its wholesale flooring loan agreement, legal action may commence. Subject to recording, filing and notice requirements of state, provincial or other laws we are generally permitted by the applicable laws to repossess the underlying collateral that have not been sold to a buyer in the ordinary course of business.

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

Competition

The automobile financing industries in the United States and Canada are very competitive. Providers of vehicle and similar product financing have traditionally competed based on interest rates charged, the quality of credit accepted, the flexibility of loan terms offered, the quality of service provided to dealers and customers, and the strength of dealer relationships.

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

Incentive Financing Programs

AHM and HCI sponsor incentive-financing programs in the United States and Canada, respectively. These programs offer promotional rates on loans and leases to purchasers, lessees, and dealers of Honda and Acura products. AHM or HCI, as applicable, pay us subsidies that enable us to realize a market yield on any financing contract we indirectly or directly finance under these programs. These subsidy payments supplement the revenues on our financing products offered under our incentive financing programs. See “—Consumer Financing—Incentive Financing Programs for Retail Loans and Leases” above for more information.

Related Party Debt

AHFC no longer issues fixed rate short-term notes to AHM to fund AHFC’s general corporate operations. As of March 31, 2018, AHFC had no outstanding notes to AHM. HCFI issues fixed rate short-term notes to HCI to fund HCFI’s general corporate operations. See Note 4—Debt of Notes to Consolidated Financial Statements for further information regarding our related party debt.

Vehicle Service Contract Administration

Our Consumer Assurance Products and Service Group is responsible for the administration of vehicle service contracts issued by AHM, American Honda Protection Products Corporation (AHPPC) and American Honda Service Contracts Corporation (AHSCC), wholly-owned subsidiaries of AHM. HCFI performs marketing services for vehicle service contracts issued by HCI. We receive fees to perform administrative and marketing services for AHM, AHPPC, AHSCC or HCI, as applicable.

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

Repurchase Agreements

We have agreements with AHM and HCI that provide for their repurchase of new, unused, undamaged, and unregistered vehicles or equipment that have been repossessed from dealers who defaulted under the terms of its wholesale flooring agreement.

Geographic Concentration

As of March 31, 2018, for the outstanding retail loans and leases we acquired in the United States, approximately 18% and 10% were from customers residing in California and New York, respectively. Any material adverse changes to the economies or applicable laws in a given state could have a material adverse effect on our financial condition and results of operations.

Seasonality

We are subject to seasonal variations in credit losses, which are historically higher in the first and fourth quarters of the calendar year. This seasonality does not have a significant impact on our results of operations.

Employee Relations

At March 31, 2018, we had 1,477 employees. We consider our employee relations to be satisfactory. We are not subject to any collective bargaining agreements with our employees.

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

United States

Our consumer financing operations in the United States are regulated under both federal and state laws, including consumer protection statutes and related regulations. Management believes that AHFC is in compliance in all material respects, with the applicable federal and state laws, including consumer protection statutes and related regulations.

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
•

The Equal Credit Opportunity Act is designed to prevent discrimination based on certain protected classes in any aspect of a credit transaction, requires the distribution of specified credit decision notices and limits the information that may be requested and considered in a credit transaction.

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

State Regulation

We are also subject to laws and regulations that vary among the states. A majority of states have enacted legislation establishing licensing requirements to conduct consumer-financing activities. We are also periodically subject to state audits and inquiries, which monitor our compliance with consumer and other regulations.

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

Canada

The consumer financing and dealer financing operations of HCFI are regulated under both Canadian federal and provincial law. Management believes that HCFI is in compliance in all material respects with the applicable statutes and regulations of the federal government of Canada, its jurisdiction of incorporation, as well as applicable provincial statutes and regulations.

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

The production and sale of HMC’s products will depend significantly on HMC’s ability to continue its capital expenditure and product development programs and to market its vehicles successfully. This ability is subject to several risks, including:

•	any prolonged reduction or suspension of production or sales as discussed above;
•	rapid changes in HMC’s industry, including advancement of technology and the introduction of new types of competitors who may possess various innovations;
•	discovery of defects in vehicles which could lead to recall campaigns and suspended sales;
•	volatility in the price of automobiles, motorcycles, power equipment and marine products;
•	currency and interest rate fluctuation affecting pricing of products sold and materials purchased and any derivative financial instruments used to hedge against these risks;
•	extensive environmental and government regulation of the automotive, motorcycle, and power product industries;
•	the inability to protect and preserve its valuable intellectual property;
•	legal proceedings, which could adversely affect business, financial condition, cash flows, or results of operations;
•	reliance on external suppliers for the provision of raw materials and parts used in the manufacturing of its products;
•	increased costs from conducting business worldwide;
•	inadvertent disclosures of confidential information despite internal controls and procedures; and
•	pension costs and benefit obligations.

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

Additionally, the United States and Canada have experienced periods of economic slowdown and recession. These periods have been accompanied by decreases in consumer demand for automobiles and other products. High unemployment, decreases in home values, and lack of availability of credit may lead to increased default rates. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which returned or repossessed automobiles may be sold or delay the timing of these sales. Dealers may also be affected by an economic slowdown or recession, which in turn may increase the risk of default of certain dealers within our wholesale flooring and commercial financing portfolios.

Fluctuations in interest rates could have an adverse impact on our results of operations, cash flows, and financial condition.

Our results of operations, cash flows, and financial condition could be adversely affected during any period of changing interest rates, possibly to a material degree. Interest rate risks arise from the mismatch between assets and the related liabilities used for funding. We provide consumer financing, dealer financing, incentive financing, originations and servicing, all of which are exposed, in varying degrees, to changes in value due to movements in interest rates. Further, an increase in interest rates could increase our costs of providing dealer and consumer financing originations, which could, in turn, adversely affect our financing volumes because financing can be less attractive to our dealers and customers and qualifying for financing may be more difficult.

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

Currency risk or exchange rate risk refers to potential changes of value of financial assets, including Canadian dollar denominated finance receivables, foreign currency denominated debt or derivatives used to manage exposure of foreign currency denominated debt in response to fluctuations in exchange rates of various currencies. Changes in exchange rates can have adverse effects on our results of operations, cash flows, and financial condition.

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

We depend on a significant amount of financing to operate our business. Our business strategies utilize diverse sources to fund our operations, including the issuance of commercial paper, medium term notes, asset-backed securities, bank loans and borrowings from AHM and HCI, as applicable.

The availability of these financing sources at the prices we desire may depend on factors outside of our control, including our credit ratings, disruptions to the capital markets, the fiscal and monetary policies of government, and government regulations. In the event that we are unable to raise the funds we require at reasonable rates, we may curtail our various loan originations or incur the effects of increased costs of operation. Reducing loan originations or increasing the rates we charge consumers and dealers may adversely affect our ability to remain a preferred source of financing for consumers and dealers for Honda and Acura products and will have an adverse effect on our results of operations, cash flows, and financial condition.

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

Credit risk is the risk of loss arising from the failure of a consumer or dealer to meet the terms of any contract with us or otherwise fail to perform as agreed. Credit losses are an expected cost of extending credit. The majority of our credit risk is with consumer financing, and to a lesser extent, with dealer financing. Our level of credit risk on our consumer financing portfolios is influenced primarily by two factors: the total number of contracts that default, and the amount of loss per occurrence, net of recoveries, which in turn are influenced by various factors, such as the used vehicle market, our purchase quality mix, contract term lengths, operational changes, and certain economic factors such as unemployment, levels of consumer debt service burden and personal income growth rates. Our level of credit risk on our dealer-financing portfolio is influenced primarily by the financial strength of dealers within the portfolio, the concentration of dealers demonstrating financial strength, the quality of the collateral securing the financing within the portfolio and economic factors. An increase in credit risk would increase our provision for credit losses and early termination losses on operating lease assets, which would have a negative impact on our results of operations, cash flows, and financial condition.

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

Customers of leased vehicles typically have an option to return the vehicle to the dealer at the end of the lease term or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealer are sold through online and physical auctions. Residual value risk is the risk that the contractual residual value determined at lease inception will not be recoverable at the end of the lease term. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to us. As a result, we are exposed to risk of loss on the disposition of leased vehicles to the extent that sales proceeds are not sufficient to cover the carrying value of the leased asset at termination. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, adverse economic conditions, preferences for particular types of vehicles, new vehicle pricing, new vehicle incentive financing programs, new vehicle sales, the actual or perceived quality, safety, or reliability of vehicles, recalls, future plans for new Honda and Acura product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices. Our leasing volumes and those of the automotive industry have increased significantly in recent years. As a result, the supply of off-lease vehicles will continue to increase over the next several years, which could negatively affect used vehicle prices. Our results of operations, cash flows, and financial condition could be adversely affected by declines in the value of returned lease vehicles.

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

We maintain an allowance for credit losses for management’s estimate of probable losses incurred on our finance receivables. We also maintain an estimate for early termination losses on operating lease assets due to lessee defaults and an allowance for credit losses on past due operating lease rental payments. Our allowance for credit losses and early termination losses on operating leases requires significant judgment about inherently uncertain factors. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates, which may have a negative impact on our results of operations and financial condition. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Credit Losses” for additional information regarding our estimates.

We maintain projections for expected residual values and return volumes of the vehicles we lease. Actual proceeds realized by us upon sales of returned leased vehicles at lease termination might be lower than the projected amount, which would reduce the profitability of the lease transaction and could have the potential to adversely affect our gain or loss on the disposition of lease vehicles and our results of operations. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Determination of Lease Residual Values” for additional information regarding our estimates.

The failure or commercial soundness of our counterparties and other financial institutions may have an adverse effect on our results of operations, cash flows, or financial condition.

We have exposure to many different financial institutions, and we routinely execute transactions with counterparties in the financial industry. Our debt, derivative and investment transactions, and our ability to borrow under committed and uncommitted credit facilities, could be adversely affected by the creditworthiness, actions, and commercial soundness of these financial institutions. Deterioration of social, political, labor, or economic conditions along with increased regulation in a specific country or region may also adversely affect the ability of financial institutions, including our derivative counterparties and lenders, to perform their contractual obligations. Financial institutions are interrelated because of trading, clearing, lending, and other relationships, and as a result, financial and political difficulties in one country or region may adversely affect financial institutions in other jurisdictions, including those with which we have relationships. The failure of any financial institutions and other counterparties to which we have exposure, directly or indirectly, to perform their contractual obligations, and any losses resulting from that failure, could have a material adverse effect on our results of operations, cash flows, or financial condition.

If we are unable to compete successfully or if competition continues to increase in the businesses in which we operate, our results of operations, cash flows, and financial condition could be materially and adversely affected.

The finance industries in the United States and Canada are highly competitive. We compete with national and regional commercial banks, credit unions, savings and loan associations, finance companies, and other captive finance companies that provide consumer financing for new and used Honda and Acura products. Additionally, Canadian commercial banks are strong competitors in the automobile consumer financing markets. Commercial banks, finance companies, and captive finance companies of other manufacturers also provide wholesale flooring financing for Honda and Acura dealers. Our primary competition in the wholesale motorcycle, power equipment, and marine engine financing business tends to be local banks and specialty finance firms that are familiar with the particular characteristics of these businesses. Changes in the financial services industry resulting from technological innovations may also result in increased competition. Our ability to maintain and expand our market share is contingent upon, among other things, us offering competitive pricing, the quality of credit accepted, the flexibility of loan terms offered, the quality of service provided to dealers and customers and strong dealer relationships. Our inability to compete successfully, as well as increases in competitive pressures, could have an adverse impact on our contract volume, market share, revenues, and margins and have a material adverse effect on us.

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

Financial or consumer regulations may adversely affect our business, results of operations, cash flows and financial condition.

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

The scope of the Dodd-Frank Act has broad implications for the financial services industry, including us, and requires the implementation of numerous rules and regulations. The Dodd-Frank Act affects the offering, marketing, and regulation of consumer financial products and services offered by financial institutions. The potential impact of the Dodd-Frank Act and its rules and regulations may include supervision and examination, limitations on our ability to expand product and service offerings and new or modified disclosure requirements.

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

We are also subject to state laws and regulations that vary among the states. A majority of states have enacted legislation establishing licensing requirements to conduct consumer-financing activities. We are also periodically subject to state audits and inquiries, which monitor our compliance with consumer and other regulations. We expect state regulators to continue their supervision and regulation of financial products and services within their jurisdictions.

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

We rely on internal and external information technology systems to help us manage and maintain our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems. Any failure, upgrade, replacement or interruption of these systems could disrupt our normal operating procedures and have an adverse effect on our results of operations, cash flows, and financial condition.

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

A security breach or cyber attack of our systems could interrupt, damage or harm our operations or result in the slow performance or unavailability of our information systems for some customers. We collect, analyze and retain certain types of personally identifiable and other information pertaining to our customers and employees through our information technology systems. We also store confidential business, employee and technical information. A security breach or cyber attack of these systems, including those caused by physical or electronic break-ins, computer virus, malware, attacks by hackers or foreign governments, disruptions from authorized access and tampering (including through social engineering such as phishing attacks) and similar breaches, could expose us to a risk of loss of this information, regulatory scrutiny, claims for damages, penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on current and future business with current and potential customers. Information security risks have increased recently because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. In some cases, it may be difficult to anticipate or immediately detect security breaches and the damage they cause. We monitor and review our security systems and using a Total Quality Management methodology, we update the posture of these systems based on the current threat environment.

We may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. It is also possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. The occurrence of any of these events could have a material adverse effect on our business.

We are subject to various privacy, data protection and information security laws, including requirements concerning security breach notification. Compliance with current and future privacy, data protection and information security laws affecting customer or employee data to which we are subject could result in higher compliance and technology costs. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, damage to our reputation and could materially and adversely affect our profitability..

Our defined benefit plan costs and those of AHM and HCI may affect our financial condition, cash flows, and results of operations.

Our employees may participate in either AHM’s or HCI’s defined benefit plans. HMC also has a defined benefit plan but a great majority of our employees do not participate in that plan. The amount of pension benefits and lump-sum payments provided in those plans are primarily based on the combination of years of service and compensation. AHM and HCI each determine and make periodic contributions to their respective defined benefit plans pursuant to applicable regulations and we are allocated our share of pension plan costs due to the participation of our employees. Since benefit obligations and pension costs are based on many assumptions, including, but not limited to, participant mortality, discount rate, rate of salary increase, expected long-term rate of return on plan assets, differences in actual expenses and costs or changes in those assumptions could affect AHM’s, HCI’s, and our cash contributions and liquidity. Under the Employee Retirement Income Security Act of 1974 (ERISA), we are jointly and severally liable for the obligations under AHM’s plans that are subject to ERISA, even for participants in the plans that are not our employees.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the outstanding common stock of AHFC is owned by AHM. Accordingly, shares of our common stock are not listed on any national securities exchange, there is no established public trading market for AHFC’s common stock, and there is no intention to create a public market or list the common stock on any securities exchange. As of the date of this annual report, there are no shares of AHFC common stock that are subject to outstanding options or warrants to purchase, or securities convertible into AHFC common stock. No shares of AHFC common stock can be sold pursuant to Rule 144 under the Securities Act of 1933, as amended.

Dividends are declared and paid by AHFC if, when, and as determined by its Board of Directors. AHFC declared and paid semi-annual cash dividends of $141 million and $206 million to its parent, AHM, during the fiscal year ended March 31, 2018. No dividends were declared or paid during the fiscal year ended March 31, 2017.

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

We derived the consolidated balance sheet data as of March 31, 2018 and 2017 and the consolidated statements of income data for the fiscal years ended March 31, 2018, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this annual report. We derived the consolidated balance sheet data as of March 31, 2016 from our audited consolidated financial statements that are not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended March 31,
	2018	2017	2016
	(U.S. dollars in millions)
Consolidated Statement of Income Data
Revenues:
Retail loans and direct financing leases	$1,382	$1,222	$1,257
Dealer loans	175	147	122
Operating leases	6,890	6,333	5,523
Total revenues	8,447	7,702	6,902
Depreciation on operating leases	5,481	5,056	4,421
Interest expense	897	728	592
Net revenues	2,069	1,918	1,889
Gain on disposition of lease vehicles	93	43	51
Other income	56	105	97
Total net revenues	2,218	2,066	2,037
Expenses:
General and administrative expenses	439	434	403
Provision for credit losses	244	210	150
Early termination loss on operating leases	108	73	46
Impairment loss on operating leases	—	—	8
Loss on lease residual values	3	15	13
(Gain)/Loss on derivative instruments	(550)	315	(101)
(Gain)/Loss on foreign currency revaluation of debt	494	(171)	60
Total expenses	738	876	579
Income before income taxes	1,480	1,190	1,458
Income tax expense/(benefit)	(2,629)	437	548
Net income	4,109	753	910
Less: Net income attributable to noncontrolling interest	100	70	54
Net income attributable to American Honda Finance Corporation	$4,009	$683	$856

	March 31,
	2018	2017	2016
	(U.S. dollars in millions)
Consolidated Balance Sheet Data
Finance receivables, net (1):
Retail loans and direct financing leases	$32,649	$31,047	$31,131
Dealer loans	5,495	5,006	4,771
Allowance for credit losses	(179)	(133)	(93)
Write-down of lease residual values	(9)	(16)	(16)
Total finance receivables, net	$37,956	$35,904	$35,793
Investment in operating leases, net	$31,817	$31,310	$28,247
Total assets	$72,626	$69,854	$66,653
Debt:
Commercial paper	$5,167	$4,462	$4,614
Related party debt	1,085	1,201	2,284
Bank loans	5,419	5,883	7,309
Medium term note programs	24,207	23,523	21,095
Other debt	3,250	2,736	1,880
Secured debt	8,733	8,422	7,594
Total debt	$47,861	$46,227	$44,776
Total shareholder’s equity (2)	$15,730	$12,043	$11,378

	As of or for the years ended March 31,
	2018	2017	2016
Other Key Consolidated Financial Data
Ratio of earnings to fixed charges (3)	2.64x	2.63x	3.45x
Ratio of debt to shareholder’s equity	3.04x	3.84x	3.94x

(1)	Net of unearned interest, fees and subsidy income, and deferred origination costs.
(2)	Excludes noncontrolling interest in subsidiary.
(3)

For the purposes of this ratio, earnings means consolidated income before income taxes plus fixed charges. Fixed charges consist of interest expense and the interest portion of rental expense. One-third of all rental expense is deemed interest.

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

A substantial portion of our consumer financing business is acquired through incentive financing programs sponsored by AHM and HCI. The volume of these incentive financing programs and the allocation of those programs between retail loans and leases may vary from fiscal period to fiscal period depending upon the respective marketing strategies of AHM and HCI. AHM and HCI’s marketing strategies are based in part on their business planning and control, in which we do not participate. Therefore, we cannot predict the level of incentive financing programs AHM and HCI may sponsor in the future. Our consumer financing acquisition volumes are substantially dependent on the extent to which incentive-financing programs are offered. Increases in incentive financing programs generally increase our financing penetration rates, which typically results in increased financing acquisition volumes for us. The amount of subsidy payments we receive from AHM and HCI is dependent on the terms of the incentive financing programs and the interest rate environment. Subsidy payments are received upon acquisition and recognized in revenue throughout the life of the loan or lease; therefore, a significant change in the level of incentive financing programs in a fiscal period typically only has a limited impact on our results of operations for that period. The amount of subsidy income we recognize in a fiscal period is dependent on the cumulative level of subsidized contracts outstanding that were acquired through incentive financing programs.

We seek to maintain high quality consumer and dealer account portfolios, which we support with strong underwriting standards, risk-based pricing, and effective collection practices. Our cost of funds is facilitated by the diversity of our funding sources, and effective interest rate and foreign currency exchange risk management. We manage expenses to support our profitability, including adjusting staffing needs based upon our business volumes and centralizing certain functions. Additionally, we use risk and compliance management practices to optimize credit and residual value risk levels and maintain compliance with our pricing, underwriting and servicing policies at the United States, Canadian, state and provincial levels.

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

References in this report to our “fiscal year 2018” and “fiscal year 2017” refer to our fiscal year ended March 31, 2018 and our fiscal year ended March 31, 2017, respectively.

Recent Developments

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code that affect our fiscal year ended March 31, 2018, including among other things, (1) reducing the U.S. federal corporate tax rate, (2) requiring a one-time tax (Transition Tax) on the deemed repatriation of earnings of foreign subsidiaries, (3) eliminating like-kind exchange for personal property disposed after December 31, 2017 and (4) increasing bonus depreciation to allow for full expensing of qualified property. The Tax Act reduced the federal corporate tax rate to 21 percent, effective January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, our fiscal year ended March 31, 2018 has a blended federal corporate tax rate of 31.55 percent, which is based on the applicable tax rates, prorated based on the number of days prior to and subsequent to the January 1, 2018 effective date. The impact of certain changes in tax law to future periods is still being evaluated. For the impact on the current period, please refer to Note 7—Income Taxes of Notes to Consolidated Financial Statements.

International-related taxes included in the Tax Act that could affect our tax provision beginning in the fiscal year ending March 31, 2019 are: (1) a new base erosion and anti-abuse tax (BEAT) applicable to certain foreign related-party payments, (2) a global intangible low-taxed income (GILTI) tax applicable to certain income of controlled foreign corporations, and (3) a reduced tax rate on foreign-derived intangible income related to certain U.S. export sales. Interpretive guidance on these, and other provisions of the Tax Act continues to be issued by the U.S. Internal Revenue Service and relevant authorities. We are continuing to evaluate the impact of these new provisions, and monitoring ongoing developments closely.

We are required to make a policy decision regarding whether to record deferred taxes on GILTI within the twelve-month measurement period afforded by Staff Accounting Bulletin No. 118 (SAB 118). The policy decision has not been determined as of the reporting date.

Results of Operations

The following table presents our income before income taxes:

	Years ended March 31,
	2018	2017	2016
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$1,194	$991	$1,302
Canada segment	286	199	156
Total income before income taxes	$1,480	$1,190	$1,458

Comparison of Fiscal Years Ended March 31, 2018 and 2017

Our consolidated income before income taxes was $1,480 million in fiscal year 2018 compared to $1,190 million in fiscal year 2017. This increase of $290 million, or 24%, was due to the following:

	Years ended March 31,
	2018	2017	Difference	% Change
	(U.S. dollars in millions)
Net revenues:
Direct financing leases	$13	$34	$(21)	(62%)
Retail	1,369	1,188	181	15%
Dealer	175	147	28	19%
Operating lease, net of depreciation	1,409	1,277	132	10%
Interest expense	(897)	(728)	(169)	23%
Gain on disposition of lease vehicles	93	43	50	116%
Other income	56	105	(49)	(47%)
Total net revenues	2,218	2,066	152	7%
Expenses:
Provision for credit losses	244	210	34	16%
Early termination loss on operating leases	108	73	35	48%
(Gain)/Loss on derivative instruments	(550)	315	(865)	(275%)
(Gain)/Loss on foreign currency revaluation of debt	494	(171)	665	(389%)
Other	442	449	(7)	(2%)
Total expenses	738	876	(138)	(16%)
Total income before income taxes	$1,480	$1,190	$290	24%

Comparison of Fiscal Years Ended March 31, 2017 and 2016

Our consolidated income before income taxes was $1,190 million in fiscal year 2017 compared to $1,458 million in fiscal year 2016. This decline of $268 million, or 18%, was due to the following:

	Years ended March 31,
	2017	2016	Difference	% Change
	(U.S. dollars in millions)
Net revenues:
Direct financing leases	$34	$72	$(38)	(53%)
Dealer	147	122	25	20%
Operating lease, net of depreciation	1,277	1,102	175	16%
Interest expense	(728)	(592)	(136)	23%
Other	1,336	1,333	3	0%
Total net revenues	2,066	2,037	29	1%
Expenses:
General and administrative expenses	434	403	31	8%
Provision for credit losses	210	150	60	40%
(Gain)/Loss on derivative instruments	315	(101)	416	(412%)
(Gain)/Loss on foreign currency revaluation of debt	(171)	60	(231)	(385%)
Other	88	67	21	31%
Total expenses	876	579	297	51%
Total income before income taxes	$1,190	$1,458	$(268)	(18%)

Segment Results—Comparison of Fiscal Years Ended March 31, 2018 and 2017

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment			Canada Segment			Consolidated
	Years ended March 31,			Years ended March 31,			Years ended March 31,
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$—	$13	$34	$72	$13	$34	$72
Retail	1,181	1,030	1,041	188	158	144	1,369	1,188	1,185
Dealer	158	133	109	17	14	13	175	147	122
Operating leases	5,815	5,547	5,023	1,075	786	500	6,890	6,333	5,523
Total revenues	7,154	6,710	6,173	1,293	992	729	8,447	7,702	6,902
Depreciation on operating leases	4,598	4,403	4,012	883	653	409	5,481	5,056	4,421
Interest expense	770	638	518	127	90	74	897	728	592
Net revenues	1,786	1,669	1,643	283	249	246	2,069	1,918	1,889
Gain on disposition of lease vehicles	66	24	46	27	19	5	93	43	51
Other income	50	100	94	6	5	3	56	105	97
Total net revenues	1,902	1,793	1,783	316	273	254	2,218	2,066	2,037
Expenses:
General and administrative expenses	384	383	356	55	51	47	439	434	403
Provision for credit losses	239	199	134	5	11	16	244	210	150
Early termination loss on operating leases	105	67	41	3	6	5	108	73	46
Impairment loss on operating leases	—	—	6	—	—	2	—	—	8
Loss on lease residual values	—	—	—	3	15	13	3	15	13
(Gain)/Loss on derivative instruments	(514)	324	(116)	(36)	(9)	15	(550)	315	(101)
(Gain)/Loss on foreign currency revaluation of debt	494	(171)	60	—	—	—	494	(171)	60
Income before income taxes	$1,194	$991	$1,302	$286	$199	$156	$1,480	$1,190	$1,458

Revenues

Revenue from retail loans in the United States segment increased by $151 million, or 15%, during fiscal year 2018 compared to fiscal year 2017. The increase in revenue was attributable to higher yields due to the rising interest rate environment, the increase in volume of retail loans with longer terms which typically have higher interest rates, and higher average outstanding balances. Revenue from retail loans in the Canada segment increased by $30 million, or 19%, due to higher average outstanding balances, higher yields and the effect of foreign currency translation adjustments.

Operating lease revenue in the United States segment increased by $268 million, or 5%, during the fiscal year 2018 compared to fiscal year 2017 primarily due to higher average outstanding operating lease assets. Operating lease revenue in the Canada segment increased by $289 million, or 37%, due to higher average outstanding operating lease assets and the effect of foreign currency translation adjustments.

Direct financing lease revenue, which is generated only in Canada, declined by $21 million, or 62%, during fiscal year 2018 compared to fiscal year 2017 due to the run-off of direct financing lease assets.

Revenue from dealer loans in the United States segment increased by $25 million, or 19%, during fiscal year 2018 compared to fiscal year 2017 primarily due to higher yields. Revenue from dealer loans in the Canada segment increased by $3 million, or 21%, primarily due to higher yields, higher average outstanding balances and the effect of foreign currency translation adjustments.

Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $209 million, or 17%, to $1,441 million during fiscal year 2018 compared to $1,232 million during fiscal year 2017. The increase was attributable to higher average outstanding incentive leases and incentive retail loans.

Depreciation on operating leases

Depreciation on operating leases in the United States segment increased by $195 million, or 4%, during fiscal year 2018 compared to fiscal year 2017, primarily due to higher average outstanding operating lease assets. Depreciation on operating lease assets in the Canada segment increased by $230 million, or 35%, due to higher average outstanding operating lease assets and the effect of foreign currency translation adjustments.

Operating lease revenue, net of depreciation, increased by $73 million, or 6%, in the United States segment and by $59 million, or 44%, in the Canada segment during fiscal year 2018 compared to fiscal year 2017. The increases in operating lease revenue, net of depreciation, were attributable to higher average outstanding operating lease assets and higher net revenue on more recently acquired operating lease assets in both the United States and Canada segments.

Interest expense

Interest expense in the United States segment increased by $132 million, or 21%, during fiscal year 2018 compared to fiscal year 2017 primarily due to higher average interest rates. Interest expense in the Canada segment increased by $37 million, or 41%, due to higher average interest rates, an increase in average outstanding debt and the effect of foreign currency translation adjustments. See “—Liquidity and Capital Resources” below for more information.

Gain on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment increased by $42 million, or 175%, during fiscal year 2018 compared to fiscal year 2017. The gain on disposition of lease vehicles in the Canada segment increased by $8 million, or 42%. The increases in gains were primarily the result of higher volume of units with more favorable disposition proceeds than the assumptions that were reflected in their estimated residual values including proceeds from AHM sponsored lease termination programs in the United States. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Provision for credit losses

The provision for credit losses in the United States segment increased by $40 million, or 20%, during fiscal year 2018 compared to fiscal year 2017. The increase in the provision was due to the trend in increasing charge-offs in the United States segment we have been experiencing since fiscal year 2016. The provision for credit losses in the Canada segment declined by $6 million, or 55%, due to a decline in net charge-offs and a reduction in the allowance for credit losses to reflect improving credit performance. See “—Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases

Early termination losses on operating leases in the United States segment increased by $38 million, or 57%, during fiscal year 2018 compared to fiscal year 2017. The increase was primarily due to the growth in operating lease assets and an increase in the mix of leases with lower credit grades. Early termination losses on operating leases in the Canada segment declined by $3 million, or 50%. The decrease was primarily due to the reduction in the estimate of early termination losses as a result of improving credit performance. See “—Financial Condition—Credit Risk” below for more information.

Loss on lease residual values

Loss on lease residual values in the Canada segment decreased by $12 million, or 80%, during fiscal year 2018 compared to fiscal year 2017, primarily due to the run-off of direct financing lease assets. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Gain/loss on derivative instruments

In the United States segment, we recognized a gain on derivative instruments of $514 million during fiscal year 2018 compared to a loss of $324 million during fiscal year 2017. The gain in fiscal year 2018 was attributable to gains on cross currency swaps of $424 million and pay fixed interest rate swaps of $224 million, offset by losses on pay float interest rate swaps of $134 million. The gains on cross currency swaps during fiscal year 2018 were primarily attributable to the U.S. dollar weakening against the Euro and Sterling during the period. The gains on pay fixed interest rate swaps and losses on pay float interest rate swaps during fiscal year 2018 were primarily due to increase in applicable swap rates during the period. In the Canada segment, we recognized a gain on derivative instruments of $36 million during fiscal year 2018 compared to a gain of $9 million during fiscal year 2017. The gains during fiscal year 2018 were due to a rise in Canadian swap rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $494 million during fiscal year 2018 compared to a gain of $171 million during fiscal year 2017. The loss during fiscal year 2018 was primarily due to the U.S. dollar weakening against the Euro and Sterling during the period.

Income tax expense

Our consolidated effective tax rate was (177.6)% for fiscal year 2018 and 36.7% for fiscal year 2017. The decrease in the effective tax rate for fiscal year 2018 was primarily due to the impact of the new U.S. federal income tax rate change and the Transition Tax under the Tax Act. The U.S. federal tax rate of 31.55% in fiscal year ended March 31, 2018 is a result of the 35% tax rate under prior U.S. federal tax law and the current 21% tax rate, each prorated based on the number of days prior to and subsequent to the January 1, 2018 effective date of the Tax Act. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Years ended March 31,
	2018		2017		2016
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	477	307	464	325	412	259
Used auto	104	26	88	9	71	6
Motorcycle	72	11	74	11	74	11
Other	1	—	1	—	1	—
Total retail loans	654	344	627	345	558	276
Leases	452	361	514	470	498	417

Canada Segment
Retail loans:
New auto	70	68	67	63	56	50
Used auto	9	6	10	6	13	6
Motorcycle	8	7	6	4	6	4
Other	—	—	1	—	1	—
Total retail loans	87	81	84	73	76	60
Leases	85	84	81	80	81	79

Consolidated
Retail loans:
New auto	547	375	531	388	468	309
Used auto	113	32	98	15	84	12
Motorcycle	80	18	80	15	80	15
Other	1	—	2	—	2	—
Total retail loans	741	425	711	418	634	336
Leases	537	445	595	550	579	496

(1)

A unit represents one retail loan or lease contract, as noted, that was originated in the United States and acquired by AHFC or its subsidiaries, or that was originated in Canada and acquired by HCFI, in each case during the period shown.

(2)

Represents the number of retail loans and leases acquired through incentive financing programs sponsored by AHM and/or HCI and only those contracts with subsidy payments. Excludes contracts where contractual rates met or exceeded AHFC’s yield requirements and subsidy payments were not required.

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Years ended March 31,
	2018	2017	2016
United States Segment
New auto	57%	59%	57%
Motorcycle	38%	39%	39%

Canada Segment
New auto	78%	77%	75%
Motorcycle	32%	24%	26%

Consolidated
New auto	59%	61%	58%
Motorcycle	37%	37%	38%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	March 31,			March 31,
	2018	2017	2016	2018	2017	2016
	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$23,700	$22,837	$23,051	1,590	1,610	1,673
Used auto	3,685	3,154	2,796	268	234	220
Motorcycle	1,028	993	939	193	191	187
Other	46	51	49	4	4	5
Total retail loans	$28,459	$27,035	$26,835	2,055	2,039	2,085
Securitized retail loans (2)	$7,633	$7,748	$7,030	691	690	636
Investment in operating leases	$27,040	$27,380	$25,245	1,301	1,294	1,196

Canada Segment
Retail loans:
New auto	$3,463	$3,067	$2,765	245	219	196
Used auto	309	345	411	36	44	52
Motorcycle	86	73	73	19	16	15
Other	3	3	3	2	2	2
Total retail loans	$3,861	$3,488	$3,252	302	281	265
Securitized retail loans (2)	$1,262	$764	$676	89	59	45
Direct financing leases	$141	$375	$935	15	34	69
Investment in operating leases	$4,777	$3,930	$3,002	259	212	149

Consolidated
Retail loans:
New auto	$27,163	$25,904	$25,816	1,835	1,829	1,869
Used auto	3,994	3,499	3,207	304	278	272
Motorcycle	1,114	1,066	1,012	212	207	202
Other	49	54	52	6	6	7
Total retail loans	$32,320	$30,523	$30,087	2,357	2,320	2,350
Securitized retail loans (2)	$8,895	$8,512	$7,706	780	749	681
Direct financing leases	$141	$375	$935	15	34	69
Investment in operating leases	$31,817	$31,310	$28,247	1,560	1,506	1,345

(1)	A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, retail loan acquisition volumes increased by 4% during fiscal year 2018 compared to fiscal year 2017 primarily due to the increase in used auto loan incentive financing program volumes and the increase in non-sponsored new auto loan acquisition volumes. Lease acquisition volumes declined by 12% during fiscal year 2018 compared to fiscal year 2017 primarily due to the 23% reduction in incentive program volumes.

In the Canada segment, retail loan acquisition volumes increased by 4% during fiscal year 2018 compared to fiscal year 2017 primarily due to higher retail loan incentive volumes. Lease acquisition volumes increased by 5% during fiscal year 2018 compared to fiscal year 2017. Outstanding direct financing lease assets continued to decline and operating lease assets continued to increase during fiscal year 2018 as the result of our remaining direct financing leases maturing and all newly acquired leases being classified as operating leases.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	March 31,
	2018	2017	2016
United States Segment
Automobile	28%	28%	27%
Motorcycle	98%	97%	97%
Other	21%	21%	22%

Canada Segment
Automobile	36%	35%	34%
Motorcycle	95%	95%	97%
Other	95%	95%	98%

Consolidated
Automobile	30%	29%	28%
Motorcycle	97%	97%	97%
Other	23%	24%	24%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Years ended March 31,
	2018	2017	2016
United States Segment
Automobile	28%	27%	27%
Motorcycle	98%	97%	97%
Other	8%	7%	8%

Canada Segment
Automobile	31%	31%	34%
Motorcycle	94%	96%	94%
Other	95%	98%	97%

Consolidated
Automobile	28%	27%	27%
Motorcycle	97%	97%	97%
Other	10%	10%	10%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	March 31,			March 31,
	2018	2017	2016	2018	2017	2016
	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$3,075	$2,823	$2,641	113	111	104
Motorcycle	738	684	747	100	93	107
Other	60	64	64	67	73	71
Total wholesale flooring loans	$3,873	$3,571	$3,452	280	277	282
Commercial loans	$978	$841	$793

Canada Segment
Wholesale flooring loans:
Automobile	$452	$414	$363	18	18	16
Motorcycle	98	86	69	13	13	11
Other	29	29	31	31	32	28
Total wholesale flooring loans	$579	$529	$463	62	63	55
Commercial loans	$65	$65	$63

Consolidated
Wholesale flooring loans:
Automobile	$3,527	$3,237	$3,004	131	129	120
Motorcycle	836	770	816	113	106	118
Other	89	93	95	98	105	99
Total wholesale flooring loans	$4,452	$4,100	$3,915	342	340	337
Commercial loans	$1,043	$906	$856

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

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

Credit risk on dealer loans is affected primarily by the financial strength of the dealers within the portfolio, the value of collateral securing the financings, and economic and market factors that could affect the creditworthiness of dealers. We manage our exposure to credit risk in dealer financing by performing comprehensive reviews of dealers prior to establishing financing arrangements and monitoring the payment performance and creditworthiness of these dealers on an ongoing basis. In the event of default by a dealer, we seek all available legal remedies pursuant to related dealer agreements, guarantees, security interests on collateral, or liens on dealership assets. Additionally, we have agreements with AHM and HCI that provide for their repurchase of new, unused, undamaged and unregistered vehicles or equipment that have been repossessed from dealers who defaulted under the terms of its wholesale flooring agreement.

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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the years ended March 31,
	2018	2017	2016
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$124	$83	$77
Provision for credit losses	209	177	116
Charge-offs, net of recoveries	(160)	(136)	(110)
Allowance for credit losses at end of period	$173	$124	$83
Allowance as a percentage of ending receivable balance (1)	0.51%	0.39%	0.26%
Charge-offs as a percentage of average receivable balance (1)	0.49%	0.43%	0.34%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$56	$42	$47
As a percentage of ending receivable balance (1), (2)	0.17%	0.13%	0.15%
Operating leases:
Early termination loss on operating leases	$105	$67	$41
Provision for past due operating lease rental payments (3)	30	22	18

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$9	$10	$9
Provision for credit losses	4	10	15
Charge-offs, net of recoveries	(7)	(11)	(14)
Effect of translation adjustment	—	—	—
Allowance for credit losses at end of period	$6	$9	$10
Allowance as a percentage of ending receivable balance (1)	0.13%	0.20%	0.21%
Charge-offs as a percentage of average receivable balance (1)	0.16%	0.24%	0.28%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$8	$7	$7
As a percentage of ending receivable balance (1), (2)	0.16%	0.15%	0.14%
Operating leases:
Early termination loss on operating leases	$3	$6	$5
Provision for past due operating lease rental payments (3)	1	1	1

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$133	$93	$86
Provision for credit losses	213	187	131
Charge-offs, net of recoveries	(167)	(147)	(124)
Effect of translation adjustment	—	—	—
Allowance for credit losses at end of period	$179	$133	$93
Allowance as a percentage of ending receivable balance (1)	0.46%	0.36%	0.26%
Charge-offs as a percentage of average receivable balance (1)	0.44%	0.41%	0.33%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$64	$49	$54
As a percentage of ending receivable balance (1), (2)	0.17%	0.13%	0.15%
Operating leases:
Early termination loss on operating leases	$108	$73	$46
Provision for past due operating lease rental payments (3)	31	23	19

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

In the United States segment, the provision for credit losses on our finance receivables was $209 million during fiscal year 2018 compared to $177 million during fiscal year 2017. The increase in the provision was due to the trend in increasing charge-offs we have been experiencing since fiscal year 2016. The increase in charge-offs is primarily due to the increase in the volume of retail loans with longer terms which typically have higher loan-to-value ratios and as a result, higher loss severities. The increase in charge-offs was also due in part to the increase in the volume of retail loans in our lowest credit grade tier which has contributed to higher charge-off frequencies. Changes in general economic conditions, a rise in unemployment, and declines in used vehicle prices could result in increases in our credit losses. Our allowance for credit losses as a percentage of the ending receivable balance as of March 31, 2018 was increased to 0.51% as compared to 0.39% as of March 31, 2017 to reflect the weaker credit performance. We recognized early termination losses on operating lease assets of $105 million during fiscal year 2018 compared to $67 million during fiscal year 2017. The increase in early termination losses during fiscal year 2018 was due to the growth in operating lease assets and an increase in the mix of leases with lower credit grades.

In the Canada segment, the provision for credit losses on our finance receivables was $4 million during fiscal year 2018 compared to $10 million during fiscal year 2017. The decline in the provision for credit losses was due to a decline in net charge-offs and a reduction in the allowance for credit losses to reflect improving credit performance. Early termination losses on operating lease assets was $3 million during fiscal year 2018 compared to $6 million during fiscal year 2017. The decrease was primarily due to the reduction in our estimate of early termination losses as a result of improving credit performance.

Lease Residual Value Risk

Contractual residual values of lease vehicles are determined at lease inception based on expectations of future used vehicle values, taking into consideration external industry data and our own historical experience. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or for a market based price. Returned lease vehicles that are not purchased by the grounding dealers are sold through online and physical auctions. We are exposed to risk of loss on the disposition of returned lease vehicles when the proceeds from the sale of the vehicles are less than the contractual residual values.

We assess our estimates for end of lease term market values of leased vehicles, at minimum, on a quarterly basis. The primary factors affecting the estimates are the percentage of leased vehicles that we expect to be returned by the lessee at the end of lease term and expected loss severities. Factors considered in this evaluation include, among other factors, economic conditions, historical trends, and market information on new and used vehicles. Our leasing volumes and those of the automotive industry have increased significantly in recent years. As a result, the supply of off-lease vehicles will continue to increase over the next several years, which could negatively impact used vehicle prices. For operating leases, adjustments to estimated residual values are made on a straight-line basis over the remaining term of the lease and recognized as depreciation expense. For direct financing leases, downward adjustments for declines in estimated residual values deemed other-than-temporary are recognized as a loss on lease residual values in the period in which the estimate changed. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Policies—Determination of Lease Residual Values” below.

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values.

Certain Honda and Acura vehicles were recalled during the fourth quarter of fiscal year 2016 based on a determination of a safety related defect in driver’s airbag inflators. AHM and HCI instructed their authorized dealers to cease the sale of affected new and used vehicles until the recall repairs were completed. Tests for recoverability were performed on operating leases affected by this recall, which reflected the anticipated delays in the disposition of returned lease vehicles. For the operating lease assets that did not pass the test for recoverability, we recognized $6 million of impairment losses in the United States segment and $2 million of impairment losses in the Canada segment during fiscal year 2016. The loss on lease residual values of direct financing leases recognized in the Canada segment attributable to the expected delay in disposition of lease vehicles affected by this recall was approximately $5 million. During the second half of fiscal year 2017, we began repairing and selling the affected returned lease vehicles. As of September 30, 2017, we had disposed all of the vehicles affected by this recall. We did not recognize impairment losses due to declines in estimated residual values during fiscal years 2018 and 2017.

The following table summarizes our number of lease terminations and the method of disposition:

	Years ended March 31,
	2018	2017	2016
	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	264	267	261
Sales through auctions and dealer direct programs (3)	167	132	114
Total termination units	431	399	375

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	49	45	43
Sales through auctions and dealer direct programs (3)	7	8	8
Total termination units	56	53	51

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	313	312	304
Sales through auctions and dealer direct programs (3)	174	140	122
Total termination units	487	452	426

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.

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

The summary of outstanding debt presented in the tables below in this section “—Liquidity and Capital Resources” as of March 31, 2018, 2017 and 2016 include foreign currency denominated debt which were translated into U.S. dollars using the relevant exchange rates as of March 31, 2018, 2017 and 2016, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar), “€” (Euro) and “£” (Sterling) were converted into U.S. dollars solely for your convenience based on the exchange rate on March 31, 2018 of 1.2900, 1.2322 and 1.4034, respectively, per U.S. dollar. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt

The table below presents a summary of our outstanding debt by various funding sources:

				Weighted average
				contractual interest rate
	March 31,			March 31,
	2018	2017	2016	2018	2017	2016
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,437	$3,609	$3,587	1.91%	1.02%	0.54%
Related party debt	—	—	900	—%	—%	0.43%
Bank loans	4,393	4,890	6,292	2.52%	1.68%	1.14%
Private MTN program	1,698	2,946	5,443	5.40%	3.77%	2.80%
Public MTN program	21,398	19,491	14,479	1.92%	1.63%	1.47%
Euro MTN programme	1,111	1,086	1,173	1.95%	1.83%	1.72%
Total unsecured debt	33,037	32,022	31,874
Secured debt	7,521	7,680	6,938	1.68%	1.24%	1.00%
Total debt	$40,558	$39,702	$38,812

Canada Segment
Unsecured debt:
Commercial paper	$730	$853	$1,027	1.55%	0.87%	0.82%
Related party debt	1,085	1,201	1,384	1.64%	0.95%	0.86%
Bank loans	1,026	993	1,017	2.27%	1.50%	1.45%
Other debt	3,250	2,736	1,880	2.20%	1.90%	1.88%
Total unsecured debt	6,091	5,783	5,308
Secured debt	1,212	742	656	2.09%	1.24%	1.19%
Total debt	$7,303	$6,525	$5,964

Consolidated
Unsecured debt:
Commercial paper	$5,167	$4,462	$4,614	1.86%	0.99%	0.60%
Related party debt	1,085	1,201	2,284	1.64%	0.95%	0.69%
Bank loans	5,419	5,883	7,309	2.48%	1.65%	1.18%
Private MTN program	1,698	2,946	5,443	5.40%	3.77%	2.80%
Public MTN program	21,398	19,491	14,479	1.92%	1.63%	1.47%
Euro MTN programme	1,111	1,086	1,173	1.95%	1.83%	1.72%
Other debt	3,250	2,736	1,880	2.20%	1.90%	1.88%
Total unsecured debt	39,128	37,805	37,182
Secured debt	8,733	8,422	7,594	1.74%	1.24%	1.01%
Total debt	$47,861	$46,227	$44,776

Commercial Paper

As of March 31, 2018, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.6 billion). Interest rates on the commercial paper are fixed at the time of issuance. During fiscal year 2018, consolidated commercial paper month-end outstanding principal balances ranged from $4.3 billion to $6.2 billion.

Related Party Debt

AHFC no longer issues fixed rate notes to AHM to help fund AHFC’s general corporate operations. As of March 31, 2018, AHFC had no outstanding notes to AHM. HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days.

Bank Loans

During fiscal year 2018, AHFC did not enter into any term loan agreements. HCFI entered into two floating rate term loan agreements for an aggregate of C$200 million ($155 million). As of March 31, 2018, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $39 million to $600 million. As of March 31, 2018, the remaining maturities of all bank loans outstanding ranged from 124 days to approximately 6.5 years. The weighted average remaining maturities on all bank loans was 2.6 years as of March 31, 2018.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of March 31, 2018, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under its Rule 144A Private MTN Program. As of March 31, 2018, the remaining maturities of Private MTNs outstanding did not exceed 3.5 years. Private MTNs were issued pursuant to the terms of an issuing and paying agency agreement, which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of March 31, 2018, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.

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

The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During fiscal year 2018, AHFC issued $3.1 billion aggregate principal amount of U.S. dollar denominated fixed rate MTNs, with an original maturity ranging from 2.0 years to 10.0 years, $2.8 billion aggregate principal amount of U.S. dollar denominated floating rate MTNs, with an original maturity ranging from 1.0 years to 5.0 years and €500 million ($616 million) of EUR denominated fixed rate MTNs, with an original maturity of 5.0 years. The weighted average remaining maturities of all Public MTNs was 2.7 years as of March 31, 2018.

The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of March 31, 2018, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturity. As of March 31, 2018, the remaining maturities of Euro MTNs outstanding under this program did not exceed 4.9 years. Euro MTNs were issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2018, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	March 31,
	2018	2017	2016
	(U.S. dollars in millions)
U.S. dollar	$19,717	$20,141	$18,501
Euro	3,623	2,607	2,210
Sterling	839	748	357
Japanese yen	28	27	27
Total	$24,207	$23,523	$21,095

Other Debt

HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During fiscal year 2018, HCFI entered into four private placement trades for an aggregate of C$1.4 billion ($1.0 billion). As of March 31, 2018, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 65 days to approximately 4.9 years. The weighted average remaining maturities of these notes was 2.7 years as of March 31, 2018.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2018, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

Secured Debt

Asset-Backed Securities

We enter into securitization transactions for funding purposes. Securitization transactions involve transferring pools of retail loans to trusts. The trusts are special-purpose entities that we establish to accommodate securitization structures. Securitization trusts have the limited purpose of acquiring assets, issuing asset-backed securities, and making payments on the securities. Assets transferred to securitization trusts are considered legally isolated from us and the claims of our creditors. We continue to service the retail loans transferred to the trusts. Investors in the notes issued by a trust only have recourse to the assets of such trust and do not have recourse to AHFC, HCFI, or our other subsidiaries or to other trusts.

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

During fiscal year 2018, we issued notes through asset-backed securitizations totaling $5.2 billion, which were secured by consumer finance receivables with an initial principal balance of $5.8 billion.

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364-day credit agreement, which expires on March 1, 2019, a $2.1 billion three-year credit agreement, which expires on March 3, 2021, and a $1.4 billion five-year credit agreement, which expires on March 3, 2023. As of March 31, 2018, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$1.6 billion ($1.2 billion) credit agreement which provides that HCFI may borrow up to C$800 million ($620 million) on a one-year and up to C$800 million ($620 million) on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2019 and the five-year tranche of the credit agreement expires on March 24, 2023. As of March 31, 2018, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI, respectively, to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of March 31, 2018, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of March 31, 2018, no amounts were drawn upon under these agreements. These agreements expire in September 2018. AHFC intends to renew these credit agreements prior to or on their expiration dates.

Keep Well Agreements

HMC has entered into separate Keep Well Agreements with AHFC and HCFI. For additional information, refer to “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and AHFC Keep Well Agreement” and “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and HCFI Keep Well Agreement.”

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of $22 million, $20 million and $18 million during fiscal years 2018, 2017 and 2016, respectively, pursuant to these support compensation agreements.

Indebtedness of Consolidated Subsidiaries

As of March 31, 2018, AHFC and its consolidated subsidiaries had $56.0 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $16.0 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

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

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, by fiscal year payment period, as of March 31, 2018:

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
	(U.S. dollars in millions)
Unsecured debt obligations (1)	$39,212	$14,669	$7,583	$5,570	$4,911	$4,285	$2,194
Secured debt obligations (1)	8,745	4,660	2,604	1,193	240	48	—
Interest payments on debt (2)	2,225	822	560	364	211	118	150
Operating lease obligations	79	9	10	10	9	9	32
Total	$50,261	$20,160	$10,757	$7,137	$5,371	$4,460	$2,376

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of March 31, 2018.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of March 31, 2018.

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

New Accounting Standards

Refer to Note 1(o)—Recently Issued Accounting Standards of Notes to Consolidated Financial Statements.

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

Consumer finance receivables are collectively evaluated for impairment. Delinquencies and losses are monitored on an ongoing basis and this historical experience provides the primary basis for estimating the allowance. Management utilizes various methodologies when estimating the allowance for credit losses including models which incorporate vintage loss and delinquency migration analysis. These models take into consideration attributes of the portfolio, including loan-to-value ratios, internal and external credit scores, collateral types, and loan terms. Market and economic factors such as used vehicle prices, unemployment, and consumer debt service burdens are also incorporated into these models. Estimated losses on operating leases expected to terminate early due to lessee defaults are also determined collectively, consistent with the methodologies used for consumer finance receivables.

Dealer finance receivables are individually evaluated for impairment when specifically identified as impaired. Dealer finance receivables are considered impaired when it is probable that we will be unable to collect all amounts due according to the original terms of the loan. Our determination of whether dealer loans are impaired is based on evaluations of dealership payment history, financial condition, and cash flows, and their ability to perform under the terms of the loans. Dealer loans that have not been specifically identified as impaired are collectively evaluated for impairment.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve-month period ended March 31, 2018, our provision for credit losses would have increased by approximately $35 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve-month period ended March 31, 2018, we would have recognized an additional $18 million in early termination losses in our consolidated statement of income during the period.

Determination of Lease Residual Values

Contractual residual values of lease vehicles are determined at lease inception based on expectations of future used vehicle values, taking into consideration external industry data and our own historical experience. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealer are sold through online and physical auctions. We are exposed to risk of loss on the disposition of returned lease vehicles when the proceeds from the sale of the vehicles are less than the contractual residual values at the end of lease term. We assess our estimates for end of term market values of the leased vehicles, at minimum, on a quarterly basis. The primary factors affecting the estimates are the percentage of leased vehicles that we expect to be returned by the lessee at the end of lease term and expected loss severities. Factors considered in this evaluation include, among other factors, economic conditions, historical trends and market information on new and used vehicles. Our leasing volumes and those of the automotive industry have increased significantly in recent years. As a result, the supply of off-lease vehicles will continue to increase over the next several years which could negatively impact used vehicle prices.

For operating leases, adjustments to estimated residual values are made on a straight-line basis over the remaining term of each lease and recognized as depreciation expense. For direct financing leases, downward adjustments for declines in estimated residual values deemed other-than-temporary are recognized as a loss on lease residual values in the period in which the estimate changed.

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of March 31, 2018 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $76 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $13 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of March 31, 2018. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

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

•

Counterparty risk arising primarily with our derivative contracts. To manage this risk, we limit our exposure to counterparties in accordance with credit rating based guidelines. We also enter into master netting agreements which help to mitigate our exposure to loss in the case of defaults. In Canada, HCFI is a party to credit support agreements that require posting of cash collateral to mitigate credit risk on derivative positions.

To provide a quantitative measure of the sensitivity of interest rate movements on our pre-tax cash flows, we have estimated the effect of a hypothetical 100 basis point increase and decrease to benchmark interest rates on our floating rate financial instruments for the 12-month periods ending March 31, 2019 and 2018 below. Our estimates were based upon our existing receivables, debt, and derivatives as of March 31, 2018 and 2017. We do not include any assumptions for reinvestment of maturing assets and refinancing of maturing debt. The estimates for a 100 basis point decrease assume that rates cannot fall below zero percent.

	Impact on pre-tax cash flows for the 12 months ending March 31,
Hypothetical change in interest rate	2019	2018
100 basis point increase	$17 million increase	$7 million decrease
100 basis point decrease	$17 million decrease	$8 million increase

The impact on pre-tax cash flows of a hypothetical increase in interest rates changed from a net negative impact for the period ending March 31, 2018 to a net positive impact for the period ending March 31, 2019 due to the increase in the mix of receive float relative to pay float instruments. For the same reason, the impact on pre-tax cash flows of a hypothetical decrease in interest rates changed from a net positive impact for the period ending March 31, 2018 to a net negative impact for the period ending March 31, 2019.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2018, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2018.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC applicable to non-accelerated filers.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accounting Fees and Services

The following table represents aggregate costs for fees and services provided to us by our independent registered public accounting firm, KPMG LLP.

	Years ended March 31,
	2018	2017
	(U.S. dollars in thousands)
Audit fees	$6,800	$8,468
Audit-related fees	433	245
Tax fees	-	-
All other fees	-	-
Total	$7,233	$8,713

Audit fees are for audit services, which are professional services provided by independent auditors for the audit or review of our financial statements or for services that are normally provided by independent auditors with respect to any submissions required under applicable laws and regulations.

Audit-related fees are for audit-related services, which are assurance and related services by independent auditors that are reasonably related to the performance of the audit or review of our financial statements and other related services. This category includes fees for agreed upon procedures and other services related to our securitization transactions.

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

(3) Exhibits

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

4.5(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.6(20)	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.7	Form of Fixed Rate Medium-Term Note, Series A(6) and Form of Floating Rate Medium-Term Note, Series A(7).
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

10.2(9)	Amendment, dated as of June 30, 2014, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.3(10)	Second Amendment, dated as of March 13, 2015, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.4(11)	Third Amendment, dated as of March 23, 2016, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.5(12)	Fourth Amendment dated as of March 23, 2017 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.6(21)	Fifth Amendment dated as of March 13, 2018 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.7(13)

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

10.8(21)

First Amendment dated as of January 26, 2018 between American Honda Finance Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, for and on behalf of the banks party to the Credit Agreement.

Exhibit Number	Description
10.9(14)

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

10.10(21)

First Amendment dated as of January 26, 2018 between American Honda Finance Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, for and on behalf of the banks party to the Credit Agreement.

10.11(15)

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

10.12(21)

First Amendment dated as of January 26, 2018 between American Honda Finance Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, for and on behalf of the banks party to the Credit Agreement.

10.13(16)	Keep Well Agreement between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated September 9, 2005.
10.14(17)	Support Compensation Agreement, between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated as of October 1, 2005.
10.15(18)	Keep Well Agreement between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated September 26, 2005.
10.16(19)	Support Compensation Agreement, between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated as of October 1, 2005.
12.1(21)	Statement regarding computation of ratio of earnings to fixed charges
23.1(21)	Consent of KPMG LLP
31.1(21)	Certification of Principal Executive Officer
31.2(21)	Certification of Principal Financial Officer
32.1(22)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(22)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(21)	XBRL Instance Document
101.SCH(21)	XBRL Taxonomy Extension Schema Document
101.CAL(21)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(21)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(21)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(21)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(3)	Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(4)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.
(5)	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.

(6)	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated February 12, 2014.
(7)	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 10, 2016.
(8)	Incorporated herein by reference to the same numbered Exhibit filed with our current report on Form 8-K, dated March 24, 2014.
(9)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated June 30, 2014.
(10)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 13, 2015.
(11)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2016.
(12)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2017.
(13)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 3, 2017.
(14)	Incorporated herein by reference to Exhibit number 10.2 filed with our current report on Form 8-K, dated March 3, 2017.
(15)	Incorporated herein by reference to Exhibit number 10.3 filed with our current report on Form 8-K, dated March 3, 2017.
(16)	Incorporated herein by reference to Exhibit 10.1 filed with our registration statement on Form 10, dated June 28, 2013.
(17)	Incorporated herein by reference to Exhibit 10.2 filed with our registration statement on Form 10, dated June 28, 2013.
(18)	Incorporated herein by reference to Exhibit 10.3 filed with our registration statement on Form 10, dated June 28, 2013.
(19)	Incorporated herein by reference to Exhibit 10.4 filed with our registration statement on Form 10, dated June 28, 2013.
(20)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 8, 2018.
(21)	Filed herewith.
(22)	Furnished herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2018

AMERICAN HONDA FINANCE CORPORATION
By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hideo Moroe	President and Director (Principal Executive Officer)	June 21, 2018
Hideo Moroe
/s/ Paul C. Honda	Vice President and Assistant Secretary (Principal Accounting Officer)	June 21, 2018
Paul C. Honda
/s/ Masahiro Nakamura	Vice President, Treasurer and Director	June 21, 2018
Masahiro Nakamura /s/ Ferrell Kemp	(Principal Financial Officer) Vice President and Director	June 21, 2018
Ferrell Kemp
Director
Shinji Aoyama
Director
Eiji Fujimura

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

For the fiscal year ended March 31, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

American Honda Finance Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., and subsidiaries (the Company), as of March 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended March 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1989.

Los Angeles, California

June 21, 2018

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share amounts)

	March 31,
	2018	2017
Assets
Cash and cash equivalents	$783	$760
Finance receivables, net	37,956	35,904
Investment in operating leases, net	31,817	31,310
Due from Parent and affiliated companies	139	228
Income taxes receivable	16	256
Vehicles held for disposition	231	255
Other assets	934	892
Derivative instruments	750	249
Total assets	$72,626	$69,854
Liabilities and Equity
Debt	$47,861	$46,227
Due to Parent and affiliated companies	87	91
Accrued interest expense	146	120
Income taxes payable	105	—
Deferred income taxes	6,035	8,792
Other liabilities	1,382	1,389
Derivative instruments	414	449
Total liabilities	56,030	57,068
Commitments and contingencies (Note 9)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of March 31, 2018 and 2017	1,366	1,366
Retained earnings	14,449	10,787
Accumulated other comprehensive loss	(85)	(110)
Total shareholder’s equity	15,730	12,043
Noncontrolling interest in subsidiary	866	743
Total equity	16,596	12,786
Total liabilities and equity	$72,626	$69,854

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 10 for additional information.

	March 31,
	2018	2017
Finance receivables, net	$8,895	$8,512
Vehicles held for disposition	4	3
Other assets	452	367
Total assets	$9,351	$8,882

Secured debt	$8,733	$8,422
Accrued interest expense	6	4
Total liabilities	$8,739	$8,426

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions)

	Years ended March 31,
	2018	2017	2016
Revenues:
Direct financing leases	$13	$34	$72
Retail	1,369	1,188	1,185
Dealer	175	147	122
Operating leases	6,890	6,333	5,523
Total revenues	8,447	7,702	6,902
Depreciation on operating leases	5,481	5,056	4,421
Interest expense	897	728	592
Net revenues	2,069	1,918	1,889
Gain on disposition of lease vehicles	93	43	51
Other income	56	105	97
Total net revenues	2,218	2,066	2,037
Expenses:
General and administrative expenses	439	434	403
Provision for credit losses	244	210	150
Early termination loss on operating leases	108	73	46
Impairment loss on operating leases	—	—	8
Loss on lease residual values	3	15	13
(Gain)/Loss on derivative instruments	(550)	315	(101)
(Gain)/Loss on foreign currency revaluation of debt	494	(171)	60
Total expenses	738	876	579
Income before income taxes	1,480	1,190	1,458
Income tax expense/(benefit)	(2,629)	437	548
Net income	4,109	753	910
Less: Net income attributable to noncontrolling interest	100	70	54
Net income attributable to American Honda Finance Corporation	$4,009	$683	$856

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in millions)

	Years ended March 31,
	2018	2017	2016
Net income	$4,109	$753	$910
Other comprehensive income/(loss):
Foreign currency translation adjustment	48	(35)	(32)
Comprehensive income	4,157	718	878
Less: Comprehensive income attributable to noncontrolling interest	123	53	39
Comprehensive income attributable to American Honda Finance Corporation	$4,034	$665	$839

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	income/(loss)	stock	interest
Balance at March 31, 2015	$11,190	$9,248	$(75)	$1,366	$651
Net income	910	856	—	—	54
Other comprehensive loss	(32)	—	(17)	—	(15)
Balance at March 31, 2016	$12,068	$10,104	$(92)	$1,366	$690
Net income	753	683	—	—	70
Other comprehensive loss	(35)	—	(18)	—	(17)
Balance at March 31, 2017	$12,786	$10,787	$(110)	$1,366	$743
Net income	4,109	4,009	—	—	100
Other comprehensive income	48	—	25	—	23
Dividends paid	(347)	(347)	—	—	—
Balance at March 31, 2018	$16,596	$14,449	$(85)	$1,366	$866

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Years ended March 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$4,109	$753	$910
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(42)	161	(186)
Loss on lease residual values and provision for credit losses	247	225	163
Early termination loss on operating leases and impairment on operating leases	108	73	54
Depreciation and amortization	5,491	5,063	4,426
Accretion of unearned subsidy income	(1,451)	(1,243)	(1,089)
Amortization of deferred dealer participation and other deferred costs	318	315	316
Gain on disposition of lease vehicles and fixed assets	(93)	(43)	(51)
Deferred income taxes	(2,768)	688	969
Changes in operating assets and liabilities:
Income taxes receivable/payable	349	257	(449)
Other assets	(43)	(72)	(7)
Accrued interest/discounts on debt	69	54	44
Other liabilities	96	124	81
Due to/from Parent and affiliated companies	88	(85)	(19)
Net cash provided by operating activities	6,478	6,270	5,162
Cash flows from investing activities:
Finance receivables acquired	(17,971)	(16,761)	(14,285)
Principal collected on finance receivables	15,732	16,140	16,947
Net change in wholesale loans	(337)	(197)	(467)
Purchase of operating lease vehicles	(14,268)	(15,949)	(15,445)
Disposal of operating lease vehicles	8,304	7,364	6,765
Cash received for unearned subsidy income	1,676	1,593	1,281
Other investing activities, net	(130)	(79)	(49)
Net cash used in investing activities	(6,994)	(7,889)	(5,253)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	36,190	41,162	36,995
Paydown of commercial paper	(35,520)	(41,303)	(36,916)
Proceeds from issuance of short-term debt	381	—	—
Paydown of short-term debt	(325)	—	—
Proceeds from issuance of related party debt	4,135	12,514	19,491
Paydown of related party debt	(4,294)	(13,567)	(20,657)
Proceeds from issuance of medium term notes and other debt	7,238	10,488	7,951
Paydown of medium term notes and other debt	(7,174)	(8,411)	(6,948)
Proceeds from issuance of secured debt	5,149	5,708	4,500
Paydown of secured debt	(4,901)	(4,868)	(4,283)
Dividends paid	(347)	—	—
Net cash provided by financing activities	532	1,723	133
Effect of exchange rate changes on cash and cash equivalents	7	(2)	(18)
Net increase in cash and cash equivalents	23	102	24
Cash and cash equivalents at beginning of year	760	658	634
Cash and cash equivalents at end of year	$783	$760	$658
Supplemental disclosures of cash flow information:
Interest paid	$826	$674	$536
Income taxes paid/(received)	(206)	(508)	32

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

Dealer Loans – The Company provides wholesale and commercial loans to dealers. Wholesale loans are used by dealers to finance the purchase of inventory. The Company retains purchase money security interest in all inventory financed; however, the Company has no right to recover a product sold to consumers in the ordinary course of business. The Company has agreements with AHM and HCI, which provide for their repurchase of new, unused, and unregistered vehicles or equipment that have been repossessed from a dealer who defaults on a wholesale loan. Commercial loans are used primarily for financing dealership property and working capital purposes. Commercial loans are generally secured by the associated properties, as well as corporate or personal guarantees from, or on behalf of, the related dealer’s principals.

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

The consolidated financial statements include the accounts of AHFC and its subsidiaries. All subsidiaries are wholly-owned, except for HCFI, which is majority-owned (52.33% as of March 31, 2018 and 2017).

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

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. As of March 31, 2018 and 2017, all finance receivables were classified as held-for-investment and reported at amortized cost.

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

For operating leases, adjustments to the estimated residual values are made on a straight-line basis over the remaining term of the lease and recognized as depreciation expense. For direct financing leases, downward adjustments for declines in estimated residual values deemed other-than-temporary are recognized as a loss in the period in which the estimate changed.

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

(k)	Securitizations and Variable Interest Entities

The Company enters into securitization transactions for funding purposes. Securitization transactions involve transferring pools of the Company’s retail loans to statutory trusts. The trusts are special purpose entities formed by the Company to accommodate securitization structures. Securitization trusts have the limited purpose of acquiring assets, issuing asset-backed securities, and making payments on the securities. Assets transferred to securitization trusts are considered legally isolated from the Company and the claims of the Company’s creditors. The Company continues to service the retail loans transferred to the trusts. Investors in the notes issued by the trusts only have recourse to the assets of the trusts and do not have recourse to the general credit of the Company.

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

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period in which the enactment date occurs. A valuation allowance is provided to offset deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In addition, tax benefits related to positions considered uncertain are recognized only if, based on the technical merits of the issue, the Company believes that it is more likely than not to sustain the position and then at the largest amount that is greater than 50% likely to be realized upon settlement.

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

All derivative financial instruments are recorded on the consolidated balance sheets at fair value. The Company elects to present derivative instruments in the Company’s consolidated balance sheets on a gross basis rather than on a net basis by counterparty. Refer to Note 5 for additional information. Except in very limited circumstances involving counterparties with consolidated securitization trusts, AHFC generally has not entered into credit support (collateral) agreements with its counterparties. Changes in the fair value of derivatives are recognized in earnings in the period of the change. In Canada, HCFI is a party to credit support agreements that require posting of cash collateral to mitigate credit risk on derivative positions.

(o)	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. The FASB has also issued several updates to ASU 2014-09 with targeted improvements and clarifications. Substantially all of the Company’s sources of revenue are from lease and loan contracts, with the exception of revenue from Vehicle Service Contract Administration. Revenue from lease and loan contracts are not within the scope of this ASU as they are within the scope of other accounting standards. The Company does not expect this ASU to have a material impact on the timing and amount of revenue recognized from Vehicle Service Contract Administration; however, additional disclosures will be required. The Company adopted the new guidance effective April 1, 2018.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments were effective for the Company beginning April 1, 2018. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in ASC 840, Leases. The effect of adopting the new standard will be the requirement to record right-of-use assets and lease liabilities for the Company’s current operating leases as a lessee. We anticipate the adoption of the standard will add in our Consolidated Balance Sheets, the present value of all the future minimum lease payments to be made by the Company, as disclosed in Note 9—Commitments and Contingencies of Notes to Consolidated Financial Statements. The Company is identifying the contracts that are or may contain lease arrangements as a lessee and continues to evaluate the application of this standard to those contracts. Lessor accounting remains largely unchanged from current GAAP. The Company also continues to evaluate the application of this standard as a lessor. The amendments are effective for the Company beginning April 1, 2019. Early adoption is permitted. The Company plans to adopt the new guidance effective April 1, 2019.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments were effective for the Company beginning April 1, 2018. The adoption of this standard is not expected to have a material impact on the consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents, and that an entity disclose information about the nature of such restricted amounts. The Company’s restricted cash consists primarily of reserve funds and yield supplement accounts held in securitization trusts. Net changes in these restricted cash balances are currently reported within investing activities in the Company’s statement of cash flows. Under the amended guidance, transfers between restricted and unrestricted cash accounts will not be reported as cash flows. The amendments were effective retrospectively for the Company beginning April 1, 2018.

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

(2)	Finance Receivables

Finance receivables consisted of the following:

	March 31, 2018
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$154	$33,140	$5,495	$38,789
Allowance for credit losses	—	(179)	—	(179)
Write-down of lease residual values	(9)	—	—	(9)
Unearned interest income and fees	(2)	—	—	(2)
Deferred dealer participation and other deferred costs	—	396	—	396
Unearned subsidy income	(2)	(1,037)	—	(1,039)
Finance receivables, net	$141	$32,320	$5,495	$37,956

	March 31, 2017
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$410	$31,103	$5,006	$36,519
Allowance for credit losses	(1)	(132)	—	(133)
Write-down of lease residual values	(16)	—	—	(16)
Unearned interest income and fees	(8)	—	—	(8)
Deferred dealer participation and other deferred costs	—	371	—	371
Unearned subsidy income	(10)	(819)	—	(829)
Finance receivables, net	$375	$30,523	$5,006	$35,904

Finance receivables include retail loans with a principal balance of $9.1 billion and $8.6 billion as of March 31, 2018 and 2017, respectively, which have been transferred to securitization trusts and are considered to be legally isolated but do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 10 for additional information.

Contractual maturities of direct financing lease and retail loans at March 31, 2018 were as follows:

	Lease	Retail
	(U.S. dollars in millions)
Year ending March 31:
2019	$104	$9,520
2020	50	8,123
2021	—	6,651
2022	—	4,963
2023	—	2,900
Thereafter	—	983
Total	$154	$33,140

It is the Company’s experience that a portion of the finance receivable portfolio generally is repaid before contractual maturity dates. Aggregate contractual maturities, as shown above for direct financing lease and retail finance receivables, should not be regarded as a forecast of future cash collections.

The uninsured portions of the direct financing lease residual values were $35 million and $78 million at March 31, 2018 and 2017, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $63 million, $42 million and $27 million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

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

Consumer finance receivables in the retail loan and direct financing lease portfolio segments are collectively evaluated for impairment. Delinquencies and losses are monitored on an ongoing basis and the historical experience provides the primary basis for estimating the allowance. Management utilizes various methodologies when estimating the allowance for credit losses, including models which incorporate vintage loss and delinquency migration analysis. These models take into consideration attributes of the portfolio including loan-to-value ratios, internal and external credit scores, collateral types, and loan terms. Market and economic factors such as used vehicle prices, unemployment, and consumer debt service burdens are also incorporated into these models.

Dealer loans are individually evaluated for impairment when specifically identified as impaired. Dealer loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the terms of the contract. The Company’s determination of whether dealer loans are impaired is based on evaluations of dealership payment history, financial condition, and ability to perform under the terms of the loan agreements. Dealer loans that have not been specifically identified as impaired are collectively evaluated for impairment.

There were no modifications to dealer loans that constituted troubled debt restructurings during the fiscal years ended March 31, 2018, 2017 and 2016.

The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the fiscal years ended March 31, 2018, 2017 and 2016. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period.

The following is a summary of the activity in the allowance for credit losses of finance receivables, excluding the provisions related to past due operating leases:

	Year ended March 31, 2018
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance	$1	$132	$—	$133
Provision	—	211	2	213
Charge-offs	(1)	(243)	(2)	(246)
Recoveries	—	79	—	79
Effect of translation adjustment	—	—	—	—
Ending balance	$—	$179	$—	$179
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	—	179	—	179
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$128	$128
Collectively evaluated for impairment	150	32,499	5,367	38,016

	Year ended March 31, 2017
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance	$2	$91	$—	$93
Provision	1	186	—	187
Charge-offs	(2)	(224)	—	(226)
Recoveries	—	79	—	79
Effect of translation adjustment	—	—	—	—
Ending balance	$1	$132	$—	$133
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1	132	—	133
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$1	$1
Collectively evaluated for impairment	392	30,655	5,005	36,052

	Year ended March 31, 2016
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance	$2	$84	$—	$86
Provision	3	129	(1)	131
Charge-offs	(4)	(196)	—	(200)
Recoveries	1	74	1	76
Effect of translation adjustment	—	—	—	—
Ending balance	$2	$91	$—	$93
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	2	91	—	93
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$1	$1
Collectively evaluated for impairment	953	30,178	4,770	35,901

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 – 59 days	60 – 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
March 31, 2018
Retail loans:
New auto	$188	$35	$10	$233	$27,034	$27,267
Used and certified auto	59	11	2	72	3,967	4,039
Motorcycle and other	10	3	2	15	1,178	1,193
Total retail	257	49	14	320	32,179	32,499
Direct financing leases	2	—	—	2	148	150
Dealer loans:
Wholesale flooring	2	1	2	5	4,447	4,452
Commercial loans	—	—	—	—	1,043	1,043
Total dealer loans	2	1	2	5	5,490	5,495
Total finance receivables	$261	$50	$16	$327	$37,817	$38,144

March 31, 2017
Retail loans:
New auto	$162	$26	$7	$195	$25,785	$25,980
Used and certified auto	48	8	2	58	3,474	3,532
Motorcycle and other	10	3	2	15	1,128	1,143
Total retail	220	37	11	268	30,387	30,655
Direct financing leases	3	2	—	5	387	392
Dealer loans:
Wholesale flooring	2	—	—	2	4,098	4,100
Commercial loans	—	—	—	—	906	906
Total dealer loans	2	—	—	2	5,004	5,006
Total finance receivables	$225	$39	$11	$275	$35,778	$36,053

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

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
March 31, 2018
Performing	$27,222	$4,026	$1,188	$150	$32,586
Nonperforming	45	13	5	—	63
Total	$27,267	$4,039	$1,193	$150	$32,649

March 31, 2017
Performing	$25,947	$3,522	$1,138	$390	$30,997
Nonperforming	33	10	5	2	50
Total	$25,980	$3,532	$1,143	$392	$31,047

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

The Company’s outstanding portfolio of dealer loans has been divided into two groups in the tables below. Group A includes the loans of dealerships with the strongest internal risk rating. Group B includes the loans of all remaining dealers. Although the likelihood of losses can be higher for dealerships in Group B, the overall risk of losses is not considered significant.

	March 31,
	2018			2017
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$2,791	$684	$3,475	$2,689	$628	$3,317
Group B	1,661	359	2,020	1,411	278	1,689
Total	$4,452	$1,043	$5,495	$4,100	$906	$5,006

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	March 31,
	2018	2017
	(U.S. dollars in millions)
Operating lease vehicles	$41,285	$39,684
Accumulated depreciation	(8,169)	(7,136)
Deferred dealer participation and other deferred costs	117	118
Unearned subsidy income	(1,317)	(1,285)
Estimated early termination losses	(99)	(71)
Investment in operating leases, net	$31,817	$31,310

The Company recognized $108 million, $73 million and $46 million of estimated early termination losses due to lessee defaults for the fiscal years ended March 31, 2018, 2017 and 2016, respectively. Actual net losses realized for the fiscal years ended March 31, 2018, 2017 and 2016 totaled $80 million, $62 million and $44 million, respectively.

Included in the provision for credit losses for the fiscal years ended March 31, 2018, 2017 and 2016 are provisions related to past due receivables on operating leases in the amounts of $31 million, $23 million and $19 million, respectively.

Certain Honda and Acura vehicles were recalled during the fourth quarter of the fiscal year ended March 31, 2016 based on a determination of a safety related defect in driver’s airbag inflators. AHM and HCI instructed their authorized dealers to cease the sale of affected new and used vehicles until the recall repairs are completed. Tests for recoverability were performed on operating leases affected by this recall, which reflected the anticipated delays in the disposition of returned lease vehicles. For the operating lease assets that did not pass the test for recoverability, the Company recognized $8 million of impairment losses for the fiscal year ended March 31, 2016. No impairment losses due to declines in estimated residual values were recognized during the fiscal years ended March 31, 2018 and 2017.

Future minimum rental payments for operating leases at March 31, 2018 were as follows (U.S. dollars in millions):

Year ending March 31:
2019	$5,342
2020	3,358
2021	1,290
2022	224
2023	40
Total	$10,254

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

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	March 31,		March 31,		March 31,
	2018	2017	2018	2017	2018	2017
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,167	$4,462	1.86%	0.99%	1.07 - 2.21%	0.78 - 1.15%
Related party debt	1,085	1,201	1.64%	0.95%	1.43 - 1.72%	0.93 - 0.96%
Bank loans	5,419	5,883	2.48%	1.65%	2.02 - 3.15%	1.28 - 2.00%
Private MTN program	1,698	2,946	5.40%	3.77%	3.80 - 7.63%	1.50 - 7.63%
Public MTN program	21,398	19,491	1.92%	1.63%	0.07 - 3.50%	0.07 - 2.90%
Euro MTN programme	1,111	1,086	1.95%	1.83%	1.88 - 2.33%	1.52 - 2.23%
Other debt	3,250	2,736	2.20%	1.90%	1.63 - 2.76%	1.28 - 2.35%
Total unsecured debt	39,128	37,805
Secured debt	8,733	8,422	1.74%	1.24%	1.04 - 2.83%	0.77 - 2.05%
Total debt	$47,861	$46,227

As of March 31, 2018, the outstanding principal balance of long-term debt with floating interest rates totaled $13.2 billion, long-term debt with fixed interest rates totaled $27.8 billion, and short-term debt totaled $7.0 billion. As of March 31, 2017, the outstanding principal balance of long-term debt with floating interest rates totaled $12.2 billion, long-term debt with fixed interest rates totaled $27.9 billion, and short-term debt totaled $6.2 billion.

The Company’s secured debt is amortizing and unsecured debt is non-amortizing. Scheduled and projected maturities of the Company’s debt at March 31, 2018 are summarized below:

	2019	2020	2021	2022	2023	Thereafter	Total
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,178	$—	$—	$—	$—	$—	$5,178
Related party debt	1,085	—	—	—	—	—	1,085
Bank loans	771	1,494	1,078	1,310	697	78	5,428
Private MTN program	700	—	500	500	—	—	1,700
Public MTN program	6,116	4,700	3,100	2,791	2,630	2,116	21,453
Euro MTN programme	160	924	—	—	28	—	1,112
Other debt	659	465	892	310	930	—	3,256
Total unsecured debt	14,669	7,583	5,570	4,911	4,285	2,194	39,212
Secured debt (1)	4,660	2,604	1,193	240	48	—	8,745
Total debt (2)	$19,329	$10,187	$6,763	$5,151	$4,333	$2,194	47,957
			Unamortized discounts/fees				(96)
			Total debt				$47,861

(1)	Projected repayment schedule of secured debt. Reflects payment performance assumptions on underlying receivables.
(2)	Principal amounts.

Commercial Paper

As of March 31, 2018 and 2017, the Company had commercial paper programs that provide the Company with available funds of up to $8.6 billion and $8.5 billion, respectively, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

Outstanding commercial paper averaged $5.6 billion and $5.8 billion during fiscal years 2018 and 2017, respectively. The maximum balance outstanding at any month-end during fiscal years 2018 and 2017 was $6.2 billion and $6.6 billion, respectively.

Related Party Debt

AHFC no longer issues fixed rate short-term notes to AHM to help fund AHFC’s general corporate operations. AHFC had no outstanding notes to AHM during fiscal year ended March 31, 2018. AHFC incurred interest expense on these notes totaling $3 million for both the fiscal years ended March 31, 2017 and 2016. As of March 31, 2017, AHFC had no outstanding notes issued to AHM.

HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. HCFI incurred interest expense on these notes totaling $14 million, $12 million and $13 million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

Bank Loans

Outstanding bank loans at March 31, 2018 and 2017 were either short-term or long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of March 31, 2018 and 2017 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under its Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of March 31, 2018 were long-term, with fixed interest rates, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.

Public MTN Program

In August 2016, AHFC filed a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under this program as of March 31, 2018 were either long-term or short-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.

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

Other Debt

The outstanding balances as of March 31, 2018 and 2017 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.

Secured Debt

The Company issues notes through financing transactions that are secured by assets held by the issuing securitization trusts. Notes outstanding as of March 31, 2018 and 2017 were both long-term and short-term, with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment on the notes is dependent on the performance of the underlying receivables. Refer to Note 10 for additional information on the Company’s secured financing transactions.

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364-day credit agreement, which expires on March 1, 2019, a $2.1 billion three-year credit agreement, which expires on March 3, 2021, and a $1.4 billion five-year credit agreement, which expires on March 3, 2023. As of March 31, 2018, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a $1.2 billion credit agreement which provides that HCFI may borrow up to $620 million on a one-year and up to $620 million on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2019 and the five-year tranche of the credit agreement expires on March 24, 2023. As of March 31, 2018, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of March 31, 2018, no amounts were drawn upon under these agreements. These agreements expire in September 2018. AHFC intends to renew these credit agreements prior to or on their expiration dates.

(5)	Derivative Instruments

The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented in the Company’s consolidated balance sheets on a gross basis. Refer to Note 14 regarding the valuation of derivative instruments.

	March 31,
	2018			2017
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$56,043	$465	$342	$54,664	$237	$193
Cross currency swaps	4,310	285	72	3,694	12	256
Gross derivative assets/liabilities		750	414		249	449
Counterparty netting adjustment		(372)	(371)		(179)	(179)
Net derivative assets/liabilities		$378	$43		$70	$270

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Years ended March 31,
	2018	2017	2016
	(U.S. dollars in millions)
Interest rate swaps	$126	$(87)	$(8)
Cross currency swaps	424	(228)	109
Total gain/(loss) on derivative instruments	$550	$(315)	$101

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

These derivative instruments also contain an element of credit risk in the event the counterparties are unable to meet the terms of the agreements. However, the Company minimizes the risk exposure by limiting the counterparties to major financial institutions that meet established credit guidelines. In the event of default, all counterparties are subject to legally enforceable master netting agreements. In Canada, HCFI is a party to credit support agreements that require posting of cash collateral to mitigate credit risk on derivative positions.

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Years ended March 31,
Income Statement	2018	2017	2016
	(U.S. dollars in millions)
Revenue:
Subsidy income	$1,441	$1,232	$1,076
Interest expense:
Related party debt	14	15	16
Other income, net:
VSC administration fees	107	103	98
Support Service Fee	(28)	—	—
General and administrative expenses:
Support Compensation Agreement fees	22	20	18
Benefit plan expenses	11	11	9
Shared services	62	60	58

	March 31,
Balance Sheet	2018	2017
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(1,030)	$(820)
Investment in operating leases, net:
Unearned subsidy income	(1,313)	(1,281)
Due from Parent and affiliated companies	139	228

Liabilities:
Debt:
Related party debt	$1,085	$1,201
Due to Parent and affiliated companies	87	91
Accrued interest expense:
Related party debt	3	2
Other liabilities:
VSC unearned administrative fees	396	394
Accrued benefit expenses	71	66

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

Related Party Debt

AHFC no longer issues short-term notes to AHM to fund AHFC’s general corporate operations. As of March 31, 2018, AHFC had no outstanding notes to AHM. HCFI issues short-term notes to HCI to fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Refer to Note 4 for additional information.

Vehicle Service Contract Administration

AHFC receives fees to perform administrative services for VSCs issued by AHM and its subsidiaries. Unearned VSC administration fees are included in other liabilities (Note 12). VSC administration income is recognized in other income (Note 13). HCFI receives fees for marketing vehicle service contracts issued by HCI, and is also recognized in other income. Refer to Note 1(j) for additional information.

AHFC pays fees to AHM for services provided in support of AHFC’s performance of VSC administrative services. The support service fees are recognized as an expense within other income, net (Note 13).

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

Other

AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the fiscal years ended March 31, 2018 and 2017, the Company recognized $19 million and $6 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.

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

The majority of the amounts due from the Parent and affiliated companies at March 31, 2018 and 2017 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at March 31, 2018 and 2017 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

In April 2017, the Company sold all issued and outstanding common stock of its wholly-owned subsidiary American Honda Service Contract Corporation (AHSCC) to AHM for $36 million which was equal to AHSCC’s total equity as of March 31, 2017. AHSCC was not material to the Company’s operations.

AHFC declared and paid semi-annual cash dividends of $141 million and $206 million to its parent, AHM, during the fiscal year ended March 31, 2018. No dividends were declared or paid during the fiscal year ended March 31, 2017.

(7)	Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The primary impact on the effective tax rate is the reduction of the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, our fiscal year ended March 31, 2018 will have a blended federal corporate tax rate of 31.55%.

We adopted Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the tax effects of the Tax Act in our interim quarter ended December 31, 2017 to record re-measurement of deferred taxes and a one-time deemed repatriation transition tax (Transition Tax). As of March 31, 2018, we recorded a measurement period adjustment of $51 million tax expense reflecting the change in temporary differences from the estimate as of December 31, 2017 to actual as of March 31, 2018, and we have completed the re-measurement of deferred taxes to the new 21% tax rate, resulting in a tax benefit of approximately $2,970 million as of the enactment date and the effect of a phased-in tax rate of $209 million. As of March 31, 2018, our accounting for the Transition Tax is provisional, pending further analysis of relevant U.S. federal and state interpretive guidance which continues to evolve. As of March 31, 2018, we recorded a measurement period adjustment of $27 million tax expense as a result of updated estimates and Treasury guidance published after December 31, 2017, and we have accrued provisionally a total of $52 million for the Transition Tax. We expect to complete the accounting for this item within the twelve-month measurement period afforded by SAB 118. Other effects of the Tax Act to the total expense are immaterial.

The Company’s consolidated income tax expense/(benefit) was computed on a modified separate return basis pursuant to the intercompany tax allocation agreement with the Parent and consisted of the following:

	Current	Deferred	Total
	(U.S. dollars in millions)
Year ended March 31, 2018
Federal	$45	$(2,838)	$(2,793)
State and local	45	43	88
Foreign	49	27	76
Total	$139	$(2,768)	$(2,629)
Year ended March 31, 2017
Federal	$(265)	$596	$331
State and local	(18)	72	54
Foreign	32	20	52
Total	$(251)	$688	$437
Year ended March 31, 2016
Federal	$(428)	$861	$433
State and local	(15)	88	73
Foreign	22	20	42
Total	$(421)	$969	$548

The allocation of federal tax expense between current and deferred tax expense for the fiscal years ended March 31, 2018, 2017 and 2016, reflect primarily the impact of 100% federal bonus depreciation, the elimination of personal property for like-kind exchange purposes, and the one-time Transition Tax due to the Tax Act, and 50% federal bonus depreciation due to the Protecting Americans from Tax Hikes Act of 2015.

Income tax expense differs from the expected income taxes by applying the statutory federal corporate rates of 31.55%, 35% and 35% for fiscal years ended March 31, 2018, 2017 and 2016, respectively, to income before income taxes as follows:

	Years ended March 31,
	2018	2017	2016
	(U.S. dollars in millions)
Computed “expected” income taxes	$467	$416	$510
Foreign tax rate differential	(14)	(17)	(13)
Effect of foreign dividends and foreign tax credit	(10)	4	3
State and local income taxes, net of federal income tax benefit	49	40	47
Change in valuation allowance	—	(5)	5
Change in estimated state tax rate, net of federal income tax benefit	(5)	(8)	21
Change in unrecognized tax benefit	(1)	—	(6)
Effect of state tax law changes	13	10	(16)
Effect of Tax Act	(3,127)
Other	(1)	(3)	(3)
Income tax expense/(benefit)	$(2,629)	$437	$548

Effect of the Tax Act includes $(3,179) million related to re-measurement of deferred tax assets and liabilities and $52 million related to the Transition Tax.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31,
	2018	2017
	(U.S. dollars in millions)
Deferred tax assets:
State income tax	$192	$294
Receivable valuation	97	90
Accrued postretirement	14	21
State loss carryforwards	47	60
Other assets	38	69
Total gross deferred tax assets	388	534
Less valuation allowance	—	—
Net deferred tax assets	388	534
Deferred tax liabilities:
HCFI leases	319	274
AHFC leases	6,035	8,949
Derivatives	17	24
Securitizations	10	9
Other	42	70
Total gross deferred tax liabilities	6,423	9,326
Net deferred tax liabilities	$6,035	$8,792

The decrease in the net deferred tax liability is primarily attributable to re-measurement resulting from enactment of the 21% tax rate under the Tax Act.

The effect of translating HCFI’s net deferred tax liabilities to U.S. dollars upon consolidation resulted in an increase of $8 million during the fiscal year ended March 31, 2018, and a decrease of $5 million  during each of the fiscal years ended March 31, 2017 and 2016. The translation adjustments have been recognized as a component of other comprehensive income.

Exception to Recognition of Deferred Tax Liabilities

Prior to the passage of the Tax Act, foreign undistributed earnings were generally subject to U.S. taxation when repatriated and when subject to U.S. taxation may generally be offset by foreign tax credits. The Tax Act imposes a one-time Transition Tax on the previously untaxed U.S. federal tax “earnings and profits” (“E&P”) and generally eliminates future U.S. federal income taxes on dividends from foreign subsidiaries. The Company has provided for federal and certain states Transition Tax on the E&P of HCFI in the period ended March 31, 2018. The Company has not provided for income taxes on its share of the undistributed earnings of HCFI, exceeding E&P, which are intended to be indefinitely reinvested outside the United States. At March 31, 2018, $844 million of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of March 31, 2018 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $73 million.

State Loss Carryforwards

Included in the Company’s deferred tax assets are net operating loss (NOL) carryforwards with tax benefits resulting from operating losses incurred in various states in which the Company files tax returns in the amounts of $47 million, $60 million and $60 million at March 31, 2018, 2017 and 2016, respectively. Based on the statutes of each of the applicable states, these NOL carryforwards expire at various times through March 31, 2037.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. The Company considers sources of income, including the reversal of deferred tax liabilities, projected future taxable income, and tax planning considerations in making this assessment. Based upon these factors, during the fiscal year ended March 31, 2018, the Company believes that it is more likely than not that the deferred tax assets of $388 million recognized as of March 31, 2018 will be realized.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended March 31,
	2018	2017	2016
	(U.S. dollars in millions)
Balance, beginning of year	$21	$16	$21
Additions for current year tax positions	—	—	—
Additions for prior year tax positions	1	5	—
Reductions for prior year tax positions	—	—	(10)
Settlements	—	—	5
Reductions related to a lapse in the statute of limitations	—	—	—
Foreign currency translation	—	—	—
Balance, end of year	$22	$21	$16

Included in the balance of unrecognized tax benefits at March 31, 2018, 2017 and 2016 are $21 million, $21 million and $15 million, net of the federal benefit of state taxes, respectively, the recognition of which would affect the Company’s effective tax rate in future periods. Although it is reasonably possible that the total amounts of unrecognized tax benefits could change within the next twelve months, the Company does not believe such change would be significant. As a result of the above unrecognized tax benefits and various favorable uncertain positions, the Company has recorded a net liability for uncertain tax positions of $10 million and $14 million as of March 31, 2018 and 2017, respectively (Note 12).

The Company recognizes income tax-related interest income, interest expense and penalties as a component of income tax expense. During the fiscal years ended March 31, 2018 and 2017, the Company recognized interest income in an amount less than $1 million, and interest expense in an amount less than $1 million, respectively, as a component of income tax expense. As a result of settlements during the fiscal year ended March 31, 2016, the Company received less than $1 million. There were no settlements during the fiscal year ended March 31, 2018 and 2017. As of March 31, 2018, 2017 and 2016, the Company’s consolidated balance sheets reflect accrued interest payable of $2 million, $3 million and $3 million, respectively.

As of March 31, 2018, the Company is subject to examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2017, with the exception of one state which is subject to examination for returns filed for the taxable years ended March 31, 2001 through 2017. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2009, and 2011 through 2017 federally, and returns filed for the taxable years ended March 31, 2009 through 2017 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Benefit Plans

The Company participates in certain retirement and other postretirement benefit plans maintained by AHM and HCI (collectively referred to as the Sponsors).

The Company participates in defined benefit retirement plans (the Pension Plans) maintained by the Sponsors. The names of the Pension Plans maintained by AHM are the Honda Retirement Plan and the Honda Pension Equalization Plan. The name of the Pension Plan maintained by HCI is the Pension Plan for Associates of Honda Canada Inc. Employees who commenced service after September 3, 2013 are not eligible to participate in the Pension Plans maintained by AHM. Under the amendments to the Pension Plan maintained by HCI, employees who commenced service after January 1, 2014 are not eligible to participate in their Pension Plan. The Company pays for its share of the Pension Plan costs allocated by the Sponsors. The Pension Plans’ expense, included in general and administrative expenses, was $6 million for each of the fiscal years ended March 31, 2018, 2017 and 2016.

The Company participates in defined contribution savings plans (the Savings Plans) maintained by the Sponsors. These plans allow participants to make contributions subject to Internal Revenue Service or Canada Revenue Agency limits. General and administrative expenses includes $8 million, $7 million and $7 million for the Company’s contributions to the Savings Plans for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

The Company participates in other postretirement plans maintained by the Sponsors primarily to provide certain healthcare benefits for retired employees. Substantially all employees become eligible for these benefits if they have met certain age and service requirements at retirement. The Company’s expense for the postretirement plans, included in general and administrative expenses, was $5 million, $5 million and $3 million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

(9)	Commitments and Contingencies

The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was $9 million, $10 million and $10 million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively. Annual minimum lease commitments attributable to long-term noncancelable operating leases at March 31, 2018 were as follows (U.S. dollars in millions):

Year ending March 31:
2019	$9
2020	10
2021	10
2022	9
2023	9
Thereafter	32
Total	$79

The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. The unused balance of commercial revolving lines of credit was $189 million as of March 31, 2018. The Company also has commitments to finance the construction of auto dealerships. The remaining unfunded balance for these construction loans was $33 million as of March 31, 2018.

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

During the fiscal years ended March 31, 2018 and 2017, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $5.2 billion and $5.7 billion, respectively. The notes were secured by receivables with an initial principal balance of $5.8 billion and $6.3 billion, respectively.

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

	March 31,
	2018	2017
	(U.S. dollars in millions)
Assets:
Finance receivables	$9,112	$8,649
Unamortized costs and subsidy income, net	(203)	(125)
Allowance for credit losses	(14)	(12)
Finance receivables, net	8,895	8,512
Vehicles held for disposition	4	3
Restricted cash (1)	443	358
Accrued interest receivable (1)	9	9
Total assets	$9,351	$8,882
Liabilities:
Secured debt	$8,745	$8,435
Unamortized discounts and fees	(12)	(13)
Secured debt, net	8,733	8,422
Accrued interest expense	6	4
Total liabilities	$8,739	$8,426

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 11).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of March 31, 2018 and 2017, AHFC and HCFI had combined cash collections of $466 million and $462 million, respectively, which were required to be remitted to the trusts.

(11)	Other Assets

Other assets consisted of the following:

	March 31,
	2018	2017
	(U.S. dollars in millions)
Interest receivable and other assets	$84	$76
Other receivables	144	148
Deferred expense	122	171
Software, net of accumulated amortization of $146 and $138 as of March 31, 2018 and 2017, respectively	33	33
Property and equipment, net of accumulated depreciation of $20 and $17 as of March 31, 2018 and 2017, respectively	6	8
Restricted cash	443	382
Other miscellaneous assets	102	74
Total	$934	$892

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $10 million, $7 million and $5 million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

(12)	Other Liabilities

Other liabilities consisted of the following:

	March 31,
	2018	2017
	(U.S. dollars in millions)
Dealer payables	$174	$148
Accounts payable and accrued expenses	363	313
Lease security deposits	78	66
VSC unearned administrative fees (Note 6)	396	394
Unearned income, operating lease	347	330
Uncertain tax positions	10	14
Other liabilities	14	124
Total	$1,382	$1,389

(13)	Other Income, net

Other income consisted of the following:

	Years ended March 31,
	2018	2017	2016
	(U.S. dollars in millions)
VSC administration (Note 6)	$107	$103	$98
Other, net	(51)	2	(1)
Total	$56	$105	$97

(14)	Fair Value Measurements

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

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$465	$—	$465
Cross currency swaps	—	285	—	285
Total assets	$—	$750	$—	$750
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$342	$—	$342
Cross currency swaps	—	72	—	72
Total liabilities	$—	$414	$—	$414

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$237	$—	$237
Cross currency swaps	—	12	—	12
Total assets	$—	$249	$—	$249
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$193	$—	$193
Cross currency swaps	—	256	—	256
Total liabilities	$—	$449	$—	$449

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

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the fiscal years ended March 31, 2018 and 2017. Refer to notes 1(n) and 5 for additional information on derivative instruments.

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment
	(U.S. dollars in millions)
March 31, 2018
Vehicles held for disposition	$—	$—	$170	$170	$31

March 31, 2017
Vehicles held for disposition	$—	$—	$166	$166	$29

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

	March 31, 2018
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$783	$783	$—	$—	$783
Dealer loans, net	5,495	—	—	5,299	5,299
Retail loans, net	32,320	—	—	32,295	32,295
Restricted cash	443	443	—	—	443

Liabilities:
Commercial paper	$5,167	$—	$5,167	$—	$5,167
Related party debt	1,085	—	1,085	—	1,085
Bank loans	5,419	—	5,480	—	5,480
Medium term note programs	24,207	—	24,176	—	24,176
Other debt	3,250	—	3,229	—	3,229
Secured debt	8,733	—	8,683	—	8,683

	March 31, 2017
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$760	$760	$—	$—	$760
Dealer loans, net	5,006	—	—	4,837	4,837
Retail loans, net	30,523	—	—	30,724	30,724
Restricted cash	382	382	—	—	382

Liabilities:
Commercial paper	$4,462	$—	$4,462	$—	$4,462
Related party debt	1,201	—	1,202	—	1,202
Bank loans	5,883	—	5,939	—	5,939
Medium term note programs	23,523	—	23,723	—	23,723
Other debt	2,736	—	2,761	—	2,761
Secured debt	8,422	—	8,411	—	8,411

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

Fair value information presented in the tables above is based on information available at March 31, 2018 and 2017. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

Financial information for the Company’s reportable segments for the fiscal years ended or at March 31 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Year ended March 31, 2018
Revenues:
Direct financing leases	$—	$13	$—	$13
Retail	1,181	188	—	1,369
Dealer	158	17	—	175
Operating leases	5,815	1,075	—	6,890
Total revenues	7,154	1,293	—	8,447
Depreciation on operating leases	4,598	883	—	5,481
Interest expense	770	127	—	897
Realized (gains)/losses on derivatives and foreign currency denominated debt	(13)	(1)	14	—
Net revenues	1,799	284	(14)	2,069
Gain/(Loss) on disposition of lease vehicles	66	27	—	93
Other income	50	6	—	56
Total net revenues	1,915	317	(14)	2,218
Expenses:
General and administrative expenses	384	55	—	439
Provision for credit losses	239	5	—	244
Early termination loss on operating leases	105	3	—	108
Loss on lease residual values	—	3	—	3
(Gain)/Loss on derivative instruments	—	—	(550)	(550)
(Gain)/Loss on foreign currency revaluation of debt	—	—	494	494
Income before income taxes	$1,187	$251	$42	$1,480
March 31, 2018
Finance receivables, net	$33,311	$4,645	$—	$37,956
Investment in operating leases, net	27,040	4,777	—	31,817
Total assets	62,976	9,650	—	72,626

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Year ended March 31, 2017
Revenues:
Direct financing leases	$—	$34	$—	$34
Retail	1,030	158	—	1,188
Dealer	133	14	—	147
Operating leases	5,547	786	—	6,333
Total revenues	6,710	992	—	7,702
Depreciation on operating leases	4,403	653	—	5,056
Interest expense	638	90	—	728
Realized (gains)/losses on derivatives and foreign currency denominated debt	(35)	17	18	—
Net revenues	1,704	232	(18)	1,918
Gain/(Loss) on disposition of lease vehicles	24	19	—	43
Other income	100	5	—	105
Total net revenues	1,828	256	(18)	2,066
Expenses:
General and administrative expenses	383	51	—	434
Provision for credit losses	199	11	—	210
Early termination loss on operating leases	67	6	—	73
Loss on lease residual values	—	15	—	15
(Gain)/Loss on derivative instruments	—	—	315	315
(Gain)/Loss on foreign currency revaluation of debt	—	—	(171)	(171)
Income before income taxes	$1,179	$173	$(162)	$1,190
March 31, 2017
Finance receivables, net	$31,447	$4,457	$—	$35,904
Investment in operating leases, net	27,380	3,930	—	31,310
Total assets	61,328	8,526	—	69,854

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Year ended March 31, 2016
Revenues:
Direct financing leases	$—	$72	$—	$72
Retail	1,041	144	—	1,185
Dealer	109	13	—	122
Operating leases	5,023	500	—	5,523
Total revenues	6,173	729	—	6,902
Depreciation on operating leases	4,012	409	—	4,421
Interest expense	518	74	—	592
Realized (gains)/losses on derivatives and foreign currency denominated debt	4	27	(31)	—
Net revenues	1,639	219	31	1,889
Gain/(Loss) on disposition of lease vehicles	46	5	—	51
Other income	94	3	—	97
Total net revenues	1,779	227	31	2,037
Expenses:
General and administrative expenses	356	47	—	403
Provision for credit losses	134	16	—	150
Early termination loss on operating leases	41	5	—	46
Impairment loss on operating leases	6	2	—	8
Loss on lease residual values	—	13	—	13
(Gain)/Loss on derivative instruments	—	—	(101)	(101)
(Gain)/Loss on foreign currency revaluation of debt	—	—	60	60
Income before income taxes	$1,242	$144	$72	$1,458
March 31, 2016
Finance receivables, net	$31,080	$4,713	$—	$35,793
Investment in operating leases, net	25,245	3,002	—	28,247
Total assets	58,813	7,840	—	66,653

(16)	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(U.S. dollars in millions)
Year ended March 31, 2018
Total revenues	$2,041	$2,111	$2,140	$2,155	$8,447
Depreciation on operating leases	1,346	1,363	1,378	1,394	5,481
Interest expense	204	218	229	246	897
Other income	14	13	14	15	56
Total net revenues	534	577	555	552	2,218
Provision for credit losses	39	83	65	57	244
Early termination loss on operating leases	17	42	22	27	108
Net income	248	222	3,370	269	4,109
Net income attributable to American Honda Finance Corporation	221	192	3,349	247	4,009

Year ended March 31, 2017
Total revenues	$1,846	$1,911	$1,953	$1,992	$7,702
Depreciation on operating leases	1,182	1,250	1,306	1,318	5,056
Interest expense	169	178	186	195	728
Other income	22	22	23	38	105
Total net revenues	536	504	484	542	2,066
Provision for credit losses	31	72	54	53	210
Early termination loss on operating leases	15	16	19	23	73
Net income	237	196	119	201	753
Net income attributable to American Honda Finance Corporation	223	178	98	184	683