Form 10-Q
period 2018-06-30
AMERICAN HONDA FINANCE CORP
filed 2018-08-09
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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

For the quarter ended June 30, 2018

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “scheduled,” or “anticipates” or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. In addition, all information included herein with respect to projected or future results of operations, cash flows, financial condition, financial performance, or other financial or statistical matters constitute forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and that may be incapable of being realized. The following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements:

•	declines in the financial condition or performance of Honda Motor Co., Ltd. or the sales of Honda or Acura products;
•	changes in economic and general business conditions;
•	fluctuations in interest rates and currency exchange rates;
•	the failure of our customers, dealers or counterparties to meet the terms of any contracts with us, or otherwise fail to perform as agreed;
•	our inability to recover the estimated residual value of leased vehicles at the end of their lease terms;
•	changes or disruption in our funding sources or access to the capital markets;
•	changes in our, or Honda Motor Co., Ltd.’s, credit ratings;
•	increases in competition from other financial institutions seeking to increase their share of financing of Honda and Acura products;
•	changes in laws and regulations, including the result of financial services legislation, and related costs;
•	changes in accounting standards;
•	a failure or interruption in our operations; and
•	a security breach or cyber attack.

Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the Securities and Exchange Commission on June 21, 2018. Readers of this Quarterly Report should review the additional information contained in that report, and in any subsequent reports that we file with the Securities and Exchange Commission as such risks and uncertainties may be amended, supplemented or superseded from time to time. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. dollars in millions, except share amounts)

	June 30,	March 31,
	2018	2018
Assets
Cash and cash equivalents	$744	$783
Finance receivables, net	38,468	37,956
Investment in operating leases, net	31,955	31,817
Due from Parent and affiliated companies	199	139
Income taxes receivable	16	16
Vehicles held for disposition	228	231
Other assets	994	934
Derivative instruments	616	750
Total assets	$73,220	$72,626
Liabilities and Equity
Debt	$47,887	$47,861
Due to Parent and affiliated companies	113	87
Accrued interest expense	207	146
Income taxes payable	148	105
Deferred income taxes	6,083	6,035
Other liabilities	1,408	1,382
Derivative instruments	501	414
Total liabilities	56,347	56,030
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of June 30, 2018 and March 31, 2018	1,366	1,366
Retained earnings	14,733	14,449
Accumulated other comprehensive loss	(102)	(85)
Total shareholder’s equity	15,997	15,730
Noncontrolling interest in subsidiary	876	866
Total equity	16,873	16,596
Total liabilities and equity	$73,220	$72,626

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	June 30,	March 31,
	2018	2018
Finance receivables, net	$8,838	$8,895
Vehicles held for disposition	3	4
Other assets	496	452
Total assets	$9,337	$9,351

Secured debt	$8,418	$8,733
Accrued interest expense	7	6
Total liabilities	$8,425	$8,739

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended
	June 30,
	2018	2017
Revenues:
Direct financing leases	$2	$5
Retail	374	318
Dealer	55	42
Operating leases	1,769	1,676
Total revenues	2,200	2,041
Depreciation on operating leases	1,375	1,346
Interest expense	274	204
Net revenues	551	491
Gain on disposition of lease vehicles	47	29
Other income	15	14
Total net revenues	613	534
Expenses:
General and administrative expenses	110	108
Provision for credit losses	44	39
Early termination loss on operating leases	17	17
Loss on lease residual values	—	1
(Gain)/Loss on derivative instruments	263	(229)
(Gain)/Loss on foreign currency revaluation of debt	(247)	209
Total expenses	187	145
Income before income taxes	426	389
Income tax expense	116	141
Net income	310	248
Less: Net income attributable to noncontrolling interest	26	27
Net income attributable to American Honda Finance Corporation	$284	$221

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended
	June 30,
	2018	2017
Net income	$310	$248
Other comprehensive income/(loss):
Foreign currency translation adjustment	(33)	42
Comprehensive income	277	290
Less: Comprehensive income attributable to noncontrolling interest	10	47
Comprehensive income attributable to American Honda Finance Corporation	$267	$243

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	income/(loss)	stock	interest
Balance at March 31, 2017	$12,786	$10,787	$(110)	$1,366	$743
Net income	248	221	—	—	27
Other comprehensive income	42	—	22	—	20
Balance at June 30, 2017	$13,076	$11,008	$(88)	$1,366	$790

Balance at March 31, 2018	$16,596	$14,449	$(85)	$1,366	$866
Net income	310	284	—	—	26
Other comprehensive loss	(33)	—	(17)	—	(16)
Balance at June 30, 2018	$16,873	$14,733	$(102)	$1,366	$876

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in millions)

	Three months ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$310	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	22	(16)
Loss on lease residual values and provision for credit losses	44	40
Early termination loss on operating leases and impairment on operating leases	17	17
Depreciation and amortization	1,378	1,348
Accretion of unearned subsidy income	(390)	(342)
Amortization of deferred dealer participation and other deferred costs	82	78
Gain on disposition of lease vehicles and fixed assets	(47)	(29)
Deferred income taxes	54	152
Changes in operating assets and liabilities:
Income taxes receivable/payable	42	(26)
Other assets	(20)	(17)
Accrued interest/discounts on debt	29	15
Other liabilities	36	17
Due to/from Parent and affiliated companies	(35)	38
Net cash provided by operating activities	1,522	1,523
Cash flows from investing activities:
Finance receivables acquired	(4,731)	(4,365)
Principal collected on finance receivables	3,991	3,937
Net change in wholesale loans	16	139
Purchase of operating lease vehicles	(4,214)	(3,949)
Disposal of operating lease vehicles	2,524	2,224
Cash received for unearned subsidy income	509	465
Other investing activities, net	(1)	(38)
Net cash used in investing activities	(1,906)	(1,587)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in millions)

	Three months ended
	June 30,
Cash flows from financing activities:	2018	2017
Proceeds from issuance of commercial paper	6,816	8,579
Paydown of commercial paper	(6,620)	(7,365)
Proceeds from issuance of short-term debt	600	—
Proceeds from issuance of related party debt	1,006	968
Paydown of related party debt	(1,161)	(968)
Proceeds from issuance of medium term notes and other debt	387	—
Paydown of medium term notes and other debt	(335)	(1,348)
Proceeds from issuance of secured debt	989	1,401
Paydown of secured debt	(1,288)	(1,238)
Net cash provided by financing activities	394	29
Effect of exchange rate changes on cash and cash equivalents	(5)	—
Net increase/(decrease) in cash and cash equivalents	5	(35)
Cash and cash equivalents and restricted cash at beginning of period	1,226	1,142
Cash and cash equivalents and restricted cash at end of period	$1,231	$1,107
Supplemental disclosures of cash flow information:
Interest paid	$198	$145
Income taxes paid	$14	$15

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	June 30,
	2018	2017
Cash and cash equivalents	$744	$703
Restricted cash included in other assets (1)	487	404
Total	$1,231	$1,107

---------------------------------------------------------

(1)	Restricted cash balances relate primarily to securitization arrangements (Note 9).

See accompanying notes to consolidated financial statements

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations, cash flows, and financial condition for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year or for any other interim period. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements, significant accounting policies, and the other notes to the consolidated financial statements for the fiscal year ended March 31, 2018 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on June 21, 2018. All significant intercompany balances and transactions have been eliminated upon consolidation.

(c)	Recently Adopted Accounting Standards

Effective April 1, 2018, the Company adopted Accounting Standard Update (ASU) 2014-09 and the subsequent ASUs that modified ASU 2014-09, which have been codified in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The Company’s primary sources of revenue are from lease and loan contracts which are not within the scope of ASC 606 as they are within the scope of other accounting standards. All of the Company’s other revenue sources that are within the scope of ASC 606 are insignificant, with the exception of revenue from Vehicle Service Contract Administration. The adoption of this standard did not change the timing or amount of revenue from Vehicle Service Contract Administration, see Note 6—Transactions Involving Related Parties. Gains or losses related to the sale of lease vehicles are within the scope of ASC 610-20. The adoption of this standard did not impact the timing or amount of gains or losses from the disposition of lease vehicles. ASU 2014-09 was adopted using the modified retrospective transition method. The adoption of this standard did not require any adjustments to opening retained earnings as of April 1, 2018.

Effective April 1, 2018, the Company adopted ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The adoption of this standard did not have a material impact on the consolidated financial statements.

Effective April 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this standard did not have a material impact on the consolidated statements of cash flows.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Effective April 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents, and that an entity disclose information about the nature of such restricted amounts. The Company’s restricted cash consists primarily of reserve funds and yield supplement accounts held in securitization trusts. Net changes in these restricted cash balances are currently reported within investing activities in the Company’s consolidated statements of cash flows. Under the amended guidance, transfers between restricted and unrestricted cash accounts are not reported as cash flows. The amendments in this update require that amounts classified as restricted cash and restricted cash equivalents be included within the beginning-of-period and end-of-period amounts along with cash and cash equivalents on the statement of cash flows. The amendments were applied retrospectively to all periods presented within the consolidated statements of cash flows.

(d)	Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in ASC 840, Leases. The new standard will require the Company to record right-of-use assets and lease liabilities for the current operating leases as a lessee. The Company anticipates that adoption of this standard will require the present value of all the future minimum lease payments to be made by the Company to be included in the Company’s consolidated balance sheets, as disclosed in Note 8—Commitments and Contingencies. The Company is identifying the contracts that are or may contain lease arrangements as a lessee and continues to evaluate the application of this standard to those contracts. Lessor accounting remains largely unchanged from current GAAP. The Company also continues to evaluate the application of this standard as a lessor. The amendments are effective for the Company beginning April 1, 2019. Early adoption is permitted. The Company plans to adopt the new guidance effective April 1, 2019.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2)	Finance Receivables

Finance receivables consisted of the following:

	June 30, 2018
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$97	$33,753	$5,469	$39,319
Allowance for credit losses	—	(183)	—	(183)
Write-down of lease residual values	(6)	—	—	(6)
Unearned interest income and fees	(1)	—	—	(1)
Deferred dealer participation and other deferred costs	—	411	—	411
Unearned subsidy income	(1)	(1,071)	—	(1,072)
Finance receivables, net	$89	$32,910	$5,469	$38,468

	March 31, 2018
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$154	$33,140	$5,495	$38,789
Allowance for credit losses	—	(179)	—	(179)
Write-down of lease residual values	(9)	—	—	(9)
Unearned interest income and fees	(2)	—	—	(2)
Deferred dealer participation and other deferred costs	—	396	—	396
Unearned subsidy income	(2)	(1,037)	—	(1,039)
Finance receivables, net	$141	$32,320	$5,495	$37,956

Finance receivables include retail loans with a principal balance of $9.1 billion as of both June 30, 2018 and March 31, 2018, which have been transferred to securitization trusts and are considered to be legally isolated but do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

The uninsured portions of the direct financing lease residual values were $23 million and $35 million at June 30, 2018 and March 31, 2018, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $21 million and $17 million for the three months ended June 30, 2018 and 2017, respectively.

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

There were no modifications to dealer loans that constituted troubled debt restructurings during the three months ended June 30, 2018 and 2017.

The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three months ended June 30, 2018 and 2017. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables, excluding the provisions related to past due operating leases:

	Three months ended June 30, 2018
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, April 1, 2018	$—	$179	$—	179
Provision	—	35	(1)	34
Charge-offs	—	(55)	—	(55)
Recoveries	—	24	1	25
Effect of translation adjustment	—	—	—	—
Ending balance, June 30, 2018	$—	$183	$—	$183

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	—	183	—	183
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$121	$121
Collectively evaluated for impairment	95	33,093	5,348	38,536

	Three months ended June 30, 2017
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, April 1, 2017	$1	$132	$—	$133
Provision	—	33	—	33
Charge-offs	—	(48)	—	(48)
Recoveries	—	20	—	20
Effect of translation adjustment	—	—	—	—
Ending balance, June 30, 2017	$1	$137	$—	$138

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1	137	—	138
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$2	$2
Collectively evaluated for impairment	298	31,100	4,900	36,298

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 – 59 days	60 – 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
June 30, 2018
Retail loans:
New auto	$203	$49	$11	$263	$27,352	$27,615
Used and certified auto	68	15	3	86	4,173	4,259
Motorcycle and other	11	4	2	17	1,202	1,219
Total retail	282	68	16	366	32,727	33,093
Direct financing leases	2	—	—	2	93	95
Dealer loans:
Wholesale flooring	5	3	5	13	4,415	4,428
Commercial loans	—	—	—	—	1,041	1,041
Total dealer loans	5	3	5	13	5,456	5,469
Total finance receivables	$289	$71	$21	$381	$38,276	$38,657

March 31, 2018
Retail loans:
New auto	$188	$35	$10	$233	$27,034	$27,267
Used and certified auto	59	11	2	72	3,967	4,039
Motorcycle and other	10	3	2	15	1,178	1,193
Total retail	257	49	14	320	32,179	32,499
Direct financing leases	2	—	—	2	148	150
Dealer loans:
Wholesale flooring	2	1	2	5	4,447	4,452
Commercial loans	—	—	—	—	1,043	1,043
Total dealer loans	2	1	2	5	5,490	5,495
Total finance receivables	$261	$50	$16	$327	$37,817	$38,144

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

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
June 30, 2018
Performing	$27,555	$4,241	$1,213	$95	$33,104
Nonperforming	60	18	6	—	84
Total	$27,615	$4,259	$1,219	$95	$33,188

March 31, 2018
Performing	$27,222	$4,026	$1,188	$150	$32,586
Nonperforming	45	13	5	—	63
Total	$27,267	$4,039	$1,193	$150	$32,649

Dealer Loan Portfolio Segment

The Company utilizes an internal risk rating system to evaluate dealer credit risk. Dealerships are assigned an internal risk rating based on an assessment of their financial condition and other factors. Factors including liquidity, financial strength, management effectiveness, and operating efficiency are evaluated when assessing their financial condition. Financing limits and interest rates are based upon these risk ratings. Monitoring activities including financial reviews and inventory inspections are performed more frequently for dealerships with weaker risk ratings. The financial conditions of dealerships are reviewed and their risk ratings are updated at least annually.

The Company’s outstanding portfolio of dealer loans has been divided into two groups in the tables below. Group A includes the loans of dealerships with the strongest internal risk rating. Group B includes the loans of all remaining dealers. Although the likelihood of losses can be higher for dealerships in Group B, the overall risk of losses is not considered significant.

	June 30, 2018			March 31, 2018
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$2,651	$659	$3,310	$2,791	$684	$3,475
Group B	1,777	382	2,159	1,661	359	2,020
Total	$4,428	$1,041	$5,469	$4,452	$1,043	$5,495

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	June 30,	March 31,
	2018	2018
	(U.S. dollars in millions)
Operating lease vehicles	$41,464	$41,285
Accumulated depreciation	(8,134)	(8,169)
Deferred dealer participation and other deferred costs	118	117
Unearned subsidy income	(1,392)	(1,317)
Estimated early termination losses	(101)	(99)
Investment in operating leases, net	$31,955	$31,817

The Company recognized $17 million of estimated early termination losses due to lessee defaults for both the three months ended June 30, 2018 and 2017. Actual net losses realized for the three months ended June 30, 2018 and 2017 totaled $15 million and $14 million, respectively.

Included in the provision for credit losses for the three months ended June 30, 2018 and 2017 are provisions related to past due receivables on operating leases in the amounts of $10 million and $6 million, respectively.

No impairment losses due to declines in estimated residual values were recognized during the three months ended June 30, 2018 and 2017.

(4)	Debt

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2018	2018	2018	2018	2018	2018
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,349	$5,167	2.11%	1.86%	1.50 - 2.31%	1.07 - 2.21%
Related party debt	914	1,085	1.74%	1.64%	1.70 - 1.77%	1.43 - 1.72%
Bank loans	5,402	5,419	2.83%	2.48%	2.09 - 3.18%	2.02 - 3.15%
Private MTN program	1,698	1,698	5.40%	5.40%	3.80 - 7.63%	3.80 - 7.63%
Public MTN program	21,808	21,398	2.05%	1.92%	0.08 - 3.50%	0.07 - 3.50%
Euro MTN programme	1,031	1,111	2.02%	1.95%	1.88 - 2.96%	1.88 - 2.33%
Other debt	3,267	3,250	2.35%	2.20%	1.63 - 3.44%	1.63 - 2.76%
Total unsecured debt	39,469	39,128
Secured debt	8,418	8,733	1.92%	1.74%	1.04 - 3.16%	1.04 - 2.83%
Total debt	$47,887	$47,861

As of June 30, 2018, the outstanding principal balance of long-term debt with floating interest rates totaled $12.9 billion, long-term debt with fixed interest rates totaled $27.7 billion, and short-term debt totaled $7.3 billion. As of March 31, 2018, the outstanding principal balance of long-term debt with floating interest rates totaled $13.2 billion, long-term debt with fixed interest rates totaled $27.8 billion, and short-term debt totaled $7.0 billion.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Commercial Paper

As of June 30, 2018 and March 31, 2018, the Company had commercial paper programs that provide the Company with available funds of up to $8.5 billion and $8.6 billion, respectively, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

Outstanding commercial paper averaged $5.4 billion and $5.5 billion during the three months ended June 30, 2018 and 2017, respectively. The maximum balance outstanding at any month-end during both the three months ended June 30, 2018 and 2017 was $5.7 billion.

Related Party Debt

HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. HCFI incurred interest expense on these notes totaling $4 million and $3 million for the three months ended June 30, 2018 and 2017, respectively.

Bank Loans

Outstanding bank loans at June 30, 2018 were either short-term or long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of June 30, 2018 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under its Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of June 30, 2018 were long-term, with fixed interest rates, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.

Public MTN Program

In August 2016, AHFC filed a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under this program as of June 30, 2018 were either long-term or short-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program as of June 30, 2018 were long-term with either fixed or floating interest rates. Notes under this program were issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.

The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.

Other Debt

The outstanding balances as of June 30, 2018 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Secured Debt

The Company issues notes through financing transactions that are secured by assets held by the issuing securitization trusts. Notes outstanding as of June 30, 2018 were both long-term and short-term, with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment on the notes is dependent on the performance of the underlying receivables. Refer to Note 9 for additional information on the Company’s secured financing transactions.

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364-day credit agreement, which expires on March 1, 2019, a $2.1 billion three-year credit agreement, which expires on March 3, 2021, and a $1.4 billion five-year credit agreement, which expires on March 3, 2023. As of June 30, 2018, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a $1.2 billion credit agreement which provides that HCFI may borrow up to $609 million on a one-year and up to $609 million on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2019 and the five-year tranche of the credit agreement expires on March 24, 2023. As of June 30, 2018, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of June 30, 2018, no amounts were drawn upon under these agreements. These agreements expire in September 2018. AHFC intends to renew these credit agreements prior to or on their expiration dates.

(5)	Derivative Instruments

The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented in the Company’s consolidated balance sheets on a gross basis. Refer to Note 13 regarding the valuation of derivative instruments.

	June 30, 2018			March 31, 2018
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$55,014	$472	$326	$56,043	$465	$342
Cross currency swaps	4,310	144	175	4,310	285	72
Gross derivative assets/liabilities		616	501		750	414
Counterparty netting adjustment and collateral		(375)	(373)		(372)	(371)
Net derivative assets/liabilities		$241	$128		$378	$43

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended
	June 30,
	2018	2017
	(U.S. dollars in millions)
Interest rate swaps	$12	$36
Cross currency swaps	(275)	193
Total gain/(loss) on derivative instruments	$(263)	$229

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

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended
	June 30,
Income Statement	2018	2017
	(U.S. dollars in millions)
Revenue:
Subsidy income	$387	$339
Interest expense:
Related party debt	4	3
Other income, net:
VSC administration fees	27	26
Support Service Fee	(9)	(7)
General and administrative expenses:
Support Compensation Agreement fees	6	5
Benefit plan expenses	3	3
Shared services	15	16

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	June 30,	March 31,
Balance Sheet	2018	2018
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(1,064)	$(1,030)
Investment in operating leases, net:
Unearned subsidy income	(1,388)	(1,313)
Due from Parent and affiliated companies	199	139

Liabilities:
Debt:
Related party debt	$914	$1,085
Due to Parent and affiliated companies	113	87
Accrued interest expense:
Related party debt	2	3
Other liabilities:
VSC unearned administrative fees	396	396
Accrued benefit expenses	73	71

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

Vehicle Service Contract (VSC) Administration

AHFC performs administrative services for VSCs issued by AHM and its subsidiaries. AHFC’s performance obligations for the services are satisfied over the term of the underlying contracts and revenue is recognized proportionate to the anticipated amount of services to be performed. Contract terms range between 2 to 8 years with the majority of contracts having original terms between 6 and 8 years. The majority of the administrative service revenue is recognized during the latter years of the underlying contracts as this is the period in which the majority of VSC claims are processed. AHFC receives fees for performing the administrative services when the contracts are acquired. Unearned VSC administration fees represents AHFC’s contract liabilities and are included in other liabilities (Note 11). VSC administration income is recognized in other income (Note 12). HCFI receives fees for marketing VSCs issued by HCI. The fees are also recognized in other income.

AHFC pays fees to AHM for services provided in support of AHFC’s performance of VSC administrative services. The support fees are recognized as an expense within other income, net (Note 12).

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

Other

AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the three months ended June 30, 2018 and 2017, the Company recognized $6 million and $10 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.

The majority of the amounts due from the Parent and affiliated companies at June 30, 2018 and March 31, 2018 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at June 30, 2018 and March 31, 2018 related to wholesale flooring invoices payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

In April 2017, the Company sold all issued and outstanding common stock of its wholly-owned subsidiary American Honda Service Contract Corporation (AHSCC) to AHM for $36 million which was equal to AHSCC’s total equity as of March 31, 2017. AHSCC was not material to the Company’s operations.

In July 2018, AHFC declared and paid a cash dividend of $235 million to its parent, AHM.

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

The Company adopted Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the tax effects of the Tax Act in the Company’s interim quarter ended December 31, 2017 to record re-measurement of deferred taxes and a one-time deemed repatriation transition tax (Transition Tax). As of March 31, 2018, the Company completed the accounting for the effect of re-measurement of deferred taxes at the new 21% tax rate. At March 31, 2018, the Company provisionally accrued a total of $52 million for the Transition Tax. As of June 30, 2018, the Company’s accounting for the Transition Tax remains provisional, pending further analysis of relevant U.S. federal and state interpretive guidance which continues to evolve, and no additional measurement period adjustment has been recorded. The Company expects to complete the accounting for this item within the twelve-month measurement period afforded by SAB 118. The Company has elected not to record deferred taxes for a Global Intangible Low-Taxed Income (GILTI) related book-tax differences, and will treat taxes due on future U.S. inclusions in taxable income related to GILTI as current period expense when incurred. Other domestic and international effects of the Tax Act to the total tax expense are immaterial as of June 30, 2018.

The Company’s effective tax rate was 27.3% and 36.1% for the three months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the three months ended June 30, 2018 was primarily due to the impact of the U.S. federal corporate tax rate reduction from 35% to 21%, offset by the net effects of tax credits, foreign rate differential, uncertain tax positions, and state taxes.

Prior to the passage of the Tax Act, foreign undistributed earnings were generally subject to U.S. taxation when repatriated and may generally be offset by foreign tax credits. The Tax Act imposes a one-time Transition Tax on the previously untaxed U.S. federal tax based on “earnings and profits” (“E&P”) as of December 31, 2017 and generally eliminates future U.S. federal income taxes on dividends from foreign subsidiaries. The Company has provisionally provided for federal and certain states Transition Tax in the period ended March 31, 2018. The Company has not provided for income taxes on its share of the undistributed earnings of HCFI, exceeding E&P, which are intended to be indefinitely reinvested outside the United States. At June 30, 2018, $896 million of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of June 30, 2018 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $33 million.

The changes in the unrecognized tax benefits for the three months ended June 30, 2018 were insignificant. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of the fiscal year ending March 31, 2019.

As of June 30, 2018, the Company is subject to examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2017, with the exception of one state which is subject to examination for returns filed for the taxable years ended March 31, 2001 through 2017. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2009, and 2011 through 2017 federally, and returns filed for the taxable years ended March 31, 2009 through 2017 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Commitments and Contingencies

The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was $3 million and $2 million for the three months ended June 30, 2018 and 2017, respectively.

The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. The unused balance of commercial revolving lines of credit was $209 million as of June 30, 2018. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $25 million as of June 30, 2018.

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

During the three months ended June 30, 2018 and 2017, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $1.0 billion and $1.4 billion, respectively. The notes were secured by receivables with an initial principal balance of $1.3 billion and $1.8 billion, respectively.

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

	June 30,	March 31,
	2018	2018
	(U.S. dollars in millions)
Assets:
Finance receivables	$9,063	$9,112
Unamortized costs and subsidy income, net	(211)	(203)
Allowance for credit losses	(14)	(14)
Finance receivables, net	8,838	8,895
Vehicles held for disposition	3	4
Restricted cash (1)	487	443
Accrued interest receivable (1)	9	9
Total assets	$9,337	$9,351
Liabilities:
Secured debt	$8,431	$8,745
Unamortized discounts and fees	(13)	(12)
Secured debt, net	8,418	8,733
Accrued interest expense	7	6
Total liabilities	$8,425	$8,739

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of June 30, 2018 and March 31, 2018, AHFC and HCFI had combined cash collections of $444 million and $466 million, respectively, which were required to be remitted to the trusts.

(10)	Other Assets

Other assets consisted of the following:

	June 30,	March 31,
	2018	2018
	(U.S. dollars in millions)
Interest receivable and other assets	$89	$84
Other receivables	162	144
Deferred expense	125	122
Software, net of accumulated amortization of $147 and $146 as of June 30, 2018 and March 31, 2018, respectively	32	33
Property and equipment, net of accumulated depreciation of $20 and $20 as of June 30, 2018 and March 31, 2018, respectively	6	6
Restricted cash	487	443
Other miscellaneous assets	93	102
Total	$994	$934

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $3 million and $2 million for the three months ended June 30, 2018 and 2017, respectively.

(11)	Other Liabilities

Other liabilities consisted of the following:

	June 30,	March 31,
	2018	2018
	(U.S. dollars in millions)
Dealer payables	$188	$174
Accounts payable and accrued expenses	365	363
Lease security deposits	79	78
VSC unearned administrative fees (Note 6)	396	396
Unearned income, operating lease	345	347
Uncertain tax positions	17	10
Other liabilities	18	14
Total	$1,408	$1,382

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12)	Other Income, net

Other income consisted of the following:

	Three months ended
	June 30,
	2018	2017
	(U.S. dollars in millions)
VSC administration (Note 6)	$27	$26
Other, net	(12)	(12)
Total	$15	$14

(13)	Fair Value Measurements

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

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$472	$—	$472
Cross currency swaps	—	144	—	144
Total assets	$—	$616	$—	$616
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$326	$—	$326
Cross currency swaps	—	175	—	175
Total liabilities	$—	$501	$—	$501

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$465	$—	$465
Cross currency swaps	—	285	—	285
Total assets	$—	$750	$—	$750
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$342	$—	$342
Cross currency swaps	—	72	—	72
Total liabilities	$—	$414	$—	$414

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The valuation techniques used in measuring assets and liabilities at fair value on a recurring basis are described below:

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

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the three months ended June 30, 2018 and 2017. Refer to Note 5 for additional information on derivative instruments.

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment
	(U.S. dollars in millions)
June 30, 2018
Vehicles held for disposition	$—	$—	$133	$133	$24

June 30, 2017
Vehicles held for disposition	$—	$—	$127	$127	$23

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

	June 30, 2018
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$744	$744	$—	$—	$744
Dealer loans, net	5,469	—	—	5,262	5,262
Retail loans, net	32,910	—	—	32,848	32,848
Restricted cash	487	487	—	—	487

Liabilities:
Commercial paper	$5,349	$—	$5,350	$—	$5,350
Related party debt	914	—	914	—	914
Bank loans	5,402	—	5,453	—	5,453
Medium term note programs	24,537	—	24,436	—	24,436
Other debt	3,267	—	3,246	—	3,246
Secured debt	8,418	—	8,372	—	8,372

	March 31, 2018
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$783	$783	$—	$—	$783
Dealer loans, net	5,495	—	—	5,299	5,299
Retail loans, net	32,320	—	—	32,295	32,295
Restricted cash	443	443	—	—	443

Liabilities:
Commercial paper	$5,167	$—	$5,167	$—	$5,167
Related party debt	1,085	—	1,085	—	1,085
Bank loans	5,419	—	5,480	—	5,480
Medium term note programs	24,207	—	24,176	—	24,176
Other debt	3,250	—	3,229	—	3,229
Secured debt	8,733	—	8,683	—	8,683

Fair value information presented in the tables above is based on information available at June 30, 2018 and March 31, 2018. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

Financial information for the three months ended or at June 30, 2018 and 2017 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended June 30, 2018
Revenues:
Direct financing leases	$—	$2	$—	$2
Retail	324	50	—	374
Dealer	50	5	—	55
Operating leases	1,468	301	—	1,769
Total revenues	1,842	358	—	2,200
Depreciation on operating leases	1,133	242	—	1,375
Interest expense	234	40	—	274
Realized (gains)/losses on derivatives and foreign currency denominated debt	(2)	(3)	5	—
Net revenues	477	79	(5)	551
Gain on disposition of lease vehicles	38	9	—	47
Other income	13	2	—	15
Total net revenues	528	90	(5)	613
Expenses:
General and administrative expenses	96	14	—	110
Provision for credit losses	42	2	—	44
Early termination loss on operating leases	16	1	—	17
(Gain)/Loss on derivative instruments	—	—	263	263
(Gain)/Loss on foreign currency revaluation of debt	—	—	(247)	(247)
Income before income taxes	$374	$73	$(21)	$426
June 30, 2018
Finance receivables, net	$33,900	$4,568	$—	$38,468
Investment in operating leases, net	27,028	4,927	—	31,955
Total assets	63,488	9,732	—	73,220

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended June 30, 2017
Revenues:
Direct financing leases	$—	$5	$—	$5
Retail	276	42	—	318
Dealer	38	4	—	42
Operating leases	1,442	234	—	1,676
Total revenues	1,756	285	—	2,041
Depreciation on operating leases	1,152	194	—	1,346
Interest expense	179	25	—	204
Realized (gains)/losses on derivatives and foreign currency denominated debt	(6)	3	3	—
Net revenues	431	63	(3)	491
Gain on disposition of lease vehicles	21	8	—	29
Other income	12	2	—	14
Total net revenues	464	73	(3)	534
Expenses:
General and administrative expenses	94	14	—	108
Provision for credit losses	37	2	—	39
Early termination loss on operating leases	16	1	—	17
Loss on lease residual values	—	1	—	1
(Gain)/Loss on derivative instruments	—	—	(229)	(229)
(Gain)/Loss on foreign currency revaluation of debt	—	—	209	209
Income before income taxes	$317	$55	$17	$389
June 30, 2017
Finance receivables, net	$31,528	$4,622	$—	$36,150
Investment in operating leases, net	27,481	4,332	—	31,813
Total assets	61,446	9,117	—	70,563

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

References in this report to our “fiscal year 2019” and “fiscal year 2018” refer to our fiscal year ending March 31, 2019 and our fiscal year ended March 31, 2018, respectively.

Results of Operations

The following table presents our income before income taxes:

	Three months ended
	June 30,
	2018	2017
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$353	$314
Canada segment	73	75
Total income before income taxes	$426	$389

Comparison of the Three Months Ended June 30, 2018 and 2017

Our consolidated income before income taxes was $426 million during the first quarter of fiscal year 2019 compared to $389 million during the same period in fiscal year 2018. This increase of $37 million, or 10%, was due to the following:

	Three months ended
	June 30,
	2018	2017	Difference	% Change
	(U.S. dollars in millions)
Net revenues:
Retail	374	318	56	18%
Dealer	55	42	13	31%
Operating lease, net of depreciation	394	330	64	19%
Interest expense	(274)	(204)	(70)	34%
Gain on disposition of lease vehicles	47	29	18	62%
Other	17	19	(2)	(11%)
Total net revenues	613	534	79	15%
Expenses:
(Gain)/Loss on derivative instruments	263	(229)	492	n/m
(Gain)/Loss on foreign currency revaluation of debt	(247)	209	(456)	n/m
Other	171	165	6	4%
Total expenses	187	145	42	29%
Total income before income taxes	$426	$389	$37	10%

n/m = not meaningful

Segment Results—Comparison of the Three Months Ended June 30, 2018 and 2017

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$2	$5	$2	$5
Retail	324	276	50	42	374	318
Dealer	50	38	5	4	55	42
Operating leases	1,468	1,442	301	234	1,769	1,676
Total revenues	1,842	1,756	358	285	2,200	2,041
Depreciation on operating leases	1,133	1,152	242	194	1,375	1,346
Interest expense	234	179	40	25	274	204
Net revenues	475	425	76	66	551	491
Gain on disposition of lease vehicles	38	21	9	8	47	29
Other income	13	12	2	2	15	14
Total net revenues	526	458	87	76	613	534
Expenses:
General and administrative expenses	96	94	14	14	110	108
Provision for credit losses	42	37	2	2	44	39
Early termination loss on operating leases	16	16	1	1	17	17
Loss on lease residual values	—	—	—	1	—	1
(Gain)/Loss on derivative instruments	266	(212)	(3)	(17)	263	(229)
(Gain)/Loss on foreign currency revaluation of debt	(247)	209	—	—	(247)	209
Income before income taxes	$353	$314	$73	$75	$426	$389

Revenues

Revenue from retail loans in the United States segment increased by $48 million, or 17%, during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in revenue was attributable to higher yields due to the rising interest rate environment and, the increase in volume of retail loans with longer terms which typically have higher interest rates, and higher average outstanding balances. Revenue from retail loans in the Canada segment increased by $8 million, or 19%, during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in revenue was attributable to higher yields due to the rising interest rate environment, higher average outstanding balances and the effect of foreign currency translation adjustments.

Operating lease revenue in the United States segment increased by $26 million, or 2%, during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018 primarily due to higher net revenue on more recently acquired operating lease assets. Operating lease revenue in the Canada segment increased by $67 million, or 29%, due to higher average outstanding operating lease assets and the effect of foreign currency translation adjustments.

Direct financing lease revenue, which is generated only in Canada, declined by $3 million, or 60%, during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018 due to the run-off of direct financing lease assets.

Revenue from dealer loans in the United States segment increased by $12 million, or 32%, during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018 primarily due to higher yields and higher average outstanding balances. Revenue from dealer loans in the Canada segment increased by $1 million, or 25%, primarily due to higher yields and the effect of foreign currency translation adjustments.

Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $48 million, or 14%, to $387 million during the first quarter of fiscal year 2019 compared to $339 million during the same period in fiscal year 2018 primarily due to the increase in average subsidy payments received. As a result of the rising interest rate environment, the average amount of subsidy payments necessary for us to realize market yields on incentive programs has also been rising.

Depreciation on operating leases

Depreciation on operating leases in the United States segment decreased by $19 million, or 2%, during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The decrease in depreciation was primarily due to improvements in expected used vehicle values during the first quarter of fiscal year 2019 as compared to the same period in fiscal year 2018. Depreciation on operating lease assets in the Canada segment increased by $48 million, or 25%, due to higher average outstanding operating lease assets and the effect of foreign currency translation adjustments.

Operating lease revenue, net of depreciation, increased by $45 million, or 16%, in the United States segment and by $19 million, or 48%, in the Canada segment during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The increases in operating lease revenue, net of depreciation, were attributable to higher net revenue on more recently acquired operating lease assets in the United States segment and higher average outstanding operating lease assets in the Canada segment.

Interest expense

Interest expense in the United States segment increased by $55 million, or 31%, during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018 primarily due to higher average interest rates. Interest expense in the Canada segment increased by $15 million, or 60%, due to higher average interest rates, an increase in average outstanding debt and the effect of foreign currency translation adjustments. See “—Liquidity and Capital Resources” below for more information.

Gain on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment increased by $17 million, or 81%, during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The gain on disposition of lease vehicles in the Canada segment increased by $1 million, or 13%. The increases in gains were primarily the result of a higher volume of units with more favorable disposition proceeds than the assumptions that were reflected in their estimated residual values including proceeds from AHM sponsored lease termination programs in the United States. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Provision for credit losses

The provision for credit losses in the United States segment increased by $5 million, or 14%, during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018, primarily due to the increase in provision for past due operating lease rental payments. The provision for credit losses in the Canada segment was consistent during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018. See “—Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases

Early termination losses on operating leases in the United States and Canada segments were flat during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018. See “—Financial Condition—Credit Risk” below for more information.

Gain/loss on derivative instruments

In the United States segment, we recognized a loss on derivative instruments of $266 million during the first quarter of fiscal year 2019 compared to a gain of $212 million during the same period in fiscal year 2018. The loss in the first quarter of fiscal year 2019 was attributable to a loss on cross currency swaps of $275 million and pay float interest rate swaps of $46 million, offset by gains on pay fixed interest rate swaps of $55 million. The loss on cross currency swaps during the first quarter of fiscal year 2019 was primarily attributable to the U.S. dollar strengthening against the Euro and Sterling during the period. The gains on pay fixed interest rate swaps and losses on pay float interest rate swaps during the first quarter of fiscal year 2019 were primarily due to an increase in applicable swap rates during the period. In the Canada segment, we recognized a gain on derivative instruments of $3 million during the first quarter of fiscal year 2019 compared to a gain of $17 million during the same period in fiscal year 2018. The gains during fiscal year 2019 were due to a rise in Canadian swap rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $247 million during the first quarter of fiscal year 2019 compared to a loss of $209 million during the same period in fiscal year 2018. The gain during the first quarter of fiscal year 2019 was primarily due to the U.S. dollar strengthening against the Euro and Sterling during the period.

Income tax expense

The consolidated effective tax rate was 27.3% for the first quarter of fiscal year 2019 and 36.1% for the same period in fiscal year 2018. The decrease in the effective tax rate for the first quarter of fiscal year 2019 was primarily due to the impact of the U.S. federal corporate tax rate reduction from 35% to 21%, offset by the net effects of tax credits, foreign rate differential, uncertain tax positions, and state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended June 30,
	2018		2017
	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	122	80	119	86
Used auto	31	4	22	3
Motorcycle	19	2	21	3
Total retail loans	172	86	162	92
Leases	128	114	125	108

Canada Segment
Retail loans:
New auto	18	18	21	20
Used auto	1	—	3	3
Motorcycle	3	3	3	3
Total retail loans	22	21	27	26
Leases	28	28	26	26

Consolidated
Retail loans:
New auto	140	98	140	106
Used auto	32	4	25	6
Motorcycle	22	5	24	6
Total retail loans	194	107	189	118
Leases	156	142	151	134

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

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Three months ended
	June 30,
	2018	2017
United States Segment
New auto	59%	57%
Motorcycle	35%	37%

Canada Segment
New auto	80%	79%
Motorcycle	30%	31%

Consolidated
New auto	61%	60%
Motorcycle	34%	36%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	June 30,	March 31,	June 30,	March 31,
	2018	2018	2018	2018
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$24,019	$23,700	1,574	1,590
Used auto	3,935	3,685	281	268
Motorcycle	1,060	1,028	194	193
Other	46	46	4	4
Total retail loans	$29,060	$28,459	2,053	2,055
Securitized retail loans (2)	$7,717	$7,633	677	691
Investment in operating leases	$27,028	$27,040	1,296	1,301

Canada Segment
Retail loans:
New auto	$3,470	$3,463	250	245
Used auto	284	309	34	36
Motorcycle	93	86	20	19
Other	3	3	2	2
Total retail loans	$3,850	$3,861	306	302
Securitized retail loans (2)	$1,121	$1,262	85	89
Direct financing leases	$89	$141	10	15
Investment in operating leases	$4,927	$4,777	271	259

Consolidated
Retail loans:
New auto	$27,489	$27,163	1,824	1,835
Used auto	4,219	3,994	315	304
Motorcycle	1,153	1,114	214	212
Other	49	49	6	6
Total retail loans	$32,910	$32,320	2,359	2,357
Securitized retail loans (2)	$8,838	$8,895	762	780
Direct financing leases	$89	$141	10	15
Investment in operating leases	$31,955	$31,817	1,567	1,560

(1)	A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, retail loan acquisition volumes increased by 6% during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018 primarily due to the increase in non-sponsored new and used auto loan acquisition volumes. Lease acquisition volumes increased by 2% during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018 primarily due to the increase in incentive program volumes.

In the Canada segment, retail loan acquisition volumes declined by 19% during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018 primarily due to decline in retail loan incentive volumes. Lease acquisition volumes increased by 8% during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018. Outstanding direct financing lease assets continued to decline and operating lease assets continued to increase during the first quarter of fiscal year 2019 as the result of our remaining direct financing leases maturing and all newly acquired leases being classified as operating leases.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	June 30,	March 31,
	2018	2018
United States Segment
Automobile	29%	28%
Motorcycle	98%	98%
Other	21%	21%

Canada Segment
Automobile	35%	36%
Motorcycle	94%	95%
Other	95%	95%

Consolidated
Automobile	30%	30%
Motorcycle	97%	97%
Other	23%	23%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended
	June 30,
	2018	2017
United States Segment
Automobile	28%	29%
Motorcycle	97%	97%
Other	11%	10%

Canada Segment
Automobile	31%	31%
Motorcycle	91%	93%
Other	97%	96%

Consolidated
Automobile	29%	29%
Motorcycle	96%	97%
Other	16%	14%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	June 30,	March 31,	June 30,	March 31,
	2018	2018	2018	2018
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$3,148	$3,075	114	113
Motorcycle	663	738	87	100
Other	50	60	53	67
Total wholesale flooring loans	$3,861	$3,873	254	280
Commercial loans	$978	$978

Canada Segment
Wholesale flooring loans:
Automobile	$462	$452	18	18
Motorcycle	75	98	10	13
Other	30	29	33	31
Total wholesale flooring loans	$567	$579	61	62
Commercial loans	$63	$65

Consolidated
Wholesale flooring loans:
Automobile	$3,610	$3,527	132	131
Motorcycle	738	836	97	113
Other	80	89	86	98
Total wholesale flooring loans	$4,428	$4,452	315	342
Commercial loans	$1,041	$1,043

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the three months ended
	June 30,
	2018	2017
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$173	$124
Provision for credit losses	32	31
Charge-offs, net of recoveries	(28)	(26)
Allowance for credit losses at end of period	$177	$129
Allowance as a percentage of ending receivable balance (1)	0.51%	0.40%
Charge-offs as a percentage of average receivable balance (1), (4)	0.33%	0.32%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$85	$67
As a percentage of ending receivable balance (1), (2)	0.25%	0.21%
Operating leases:
Early termination loss on operating leases	$16	$16
Provision for past due operating lease rental payments (3)	10	6

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$6	$9
Provision for credit losses	2	2
Charge-offs, net of recoveries	(2)	(2)
Effect of translation adjustment	—	—
Allowance for credit losses at end of period	$6	$9
Allowance as a percentage of ending receivable balance (1)	0.13%	0.20%
Charge-offs as a percentage of average receivable balance (1), (4)	0.11%	0.16%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$6	$8
As a percentage of ending receivable balance (1), (2)	0.13%	0.16%
Operating leases:
Early termination loss on operating leases	$1	$1
Provision for past due operating lease rental payments (3)	—	—

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$179	$133
Provision for credit losses	34	33
Charge-offs, net of recoveries	(30)	(28)
Effect of translation adjustment	—	—
Allowance for credit losses at end of period	$183	$138
Allowance as a percentage of ending receivable balance (1)	0.46%	0.37%
Charge-offs as a percentage of average receivable balance (1), (4)	0.30%	0.30%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$91	$75
As a percentage of ending receivable balance (1), (2)	0.23%	0.20%
Operating leases:
Early termination loss on operating leases	$17	$17
Provision for past due operating lease rental payments (3)	10	6

(1)

Ending and average receivable balances exclude the allowance for credit losses, write-down of lease residual values, unearned subvention income related to our incentive financing programs and deferred origination costs. Average receivable balances are calculated based on the average of each month’s ending receivables balance for each respective period.

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

(3)	Provisions for past due operating lease rental payments are also included in total provision for credit losses in our consolidated statements of income.
(4)	Percentages for the three months ended June 30, 2018 and 2017 have been annualized.

In the United States segment, the provision for credit losses on our finance receivables was $32 million during the first quarter of fiscal year 2019 compared to $31 million during the same period in fiscal year 2018. Net charge-offs increased by $2 million during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018. We have been experiencing an increasing trend in charge-offs since fiscal year 2016 due to the increase in the volume of retail loans with longer terms which typically have higher loan-to-value ratios and as a result, higher loss severities. The increasing trend in charge-offs was also the result of higher charge-off frequencies due to the increase in the volume of retail loans in our lowest credit grade tier and used auto loans. We recognized early termination losses on operating lease assets of $16 million during the first quarter of fiscal year 2019 which was flat compared to the same period in fiscal year 2018. There was an increase in the frequency of lessee defaults which was partially offset by lower loss severities on early terminations. The increase in lessee defaults contributed to the increase in provision for credit losses on past due rental payments.

In the Canada segment, the provision for credit losses on our finance receivables was $2 million during the first quarter of fiscal year 2019, which was flat compared to the same period in fiscal year 2018. Early termination losses on operating lease assets was $1 million during the first quarter of fiscal year 2019, which was flat compared to the same period in fiscal year 2018.

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

We assess our estimates for end of lease term market values of leased vehicles, at minimum, on a quarterly basis. The primary factors affecting the estimates are the percentage of leased vehicles that we expect to be returned by the lessee at the end of lease term and expected loss severities. Factors considered in this evaluation include, among other factors, economic conditions, historical trends, and market information on new and used vehicles. Our leasing volumes and those across the automotive industry have increased significantly in recent years. As a result, the supply of off-lease vehicles will continue to increase over the next several years, which could negatively impact used vehicle prices. For operating leases, adjustments to estimated residual values are made on a straight-line basis over the remaining term of the lease and recognized as depreciation expense. For direct financing leases, downward adjustments for declines in estimated residual values deemed other-than-temporary are recognized as a loss on lease residual values in the period in which the estimate changed. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Policies—Determination of Lease Residual Values” below.

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first quarter of fiscal year 2019 or the same period in fiscal year 2018.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended
	June 30,
	2018	2017
	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	82	72
Sales through auctions and dealer direct programs (3)	45	48
Total termination units	127	120

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	19	14
Sales through auctions and dealer direct programs (3)	2	2
Total termination units	21	16

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	101	86
Sales through auctions and dealer direct programs (3)	47	50
Total termination units	148	136

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.

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

The summary of outstanding debt presented in the tables below in this section “—Liquidity and Capital Resources” as of June 30, 2018 and March 31, 2018 includes foreign currency denominated debt which were translated into U.S. dollars using the relevant exchange rates as of June 30, 2018 and March 31, 2018, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the reader’s convenience based on the exchange rate on June 30, 2018 of 1.3133 per U.S. dollar. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt

The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average
			contractual interest rate
	June 30,	March 31,	June 30,	March 31,
	2018	2018	2018	2018
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,256	$4,437	2.23%	1.91%
Bank loans	4,394	4,393	2.95%	2.52%
Private MTN program	1,698	1,698	5.40%	5.40%
Public MTN program	21,808	21,398	2.05%	1.92%
Euro MTN programme	1,031	1,111	2.02%	1.95%
Total unsecured debt	33,187	33,037
Secured debt	7,344	7,521	1.89%	1.68%
Total debt	$40,531	$40,558

Canada Segment
Unsecured debt:
Commercial paper	$1,093	$730	1.66%	1.55%
Related party debt	914	1,085	1.74%	1.64%
Bank loans	1,008	1,026	2.33%	2.27%
Other debt	3,267	3,250	2.35%	2.20%
Total unsecured debt	6,282	6,091
Secured debt	1,074	1,212	2.14%	2.09%
Total debt	$7,356	$7,303

Consolidated
Unsecured debt:
Commercial paper	$5,349	$5,167	2.11%	1.86%
Related party debt	914	1,085	1.74%	1.64%
Bank loans	5,402	5,419	2.83%	2.48%
Private MTN program	1,698	1,698	5.40%	5.40%
Public MTN program	21,808	21,398	2.05%	1.92%
Euro MTN programme	1,031	1,111	2.02%	1.95%
Other debt	3,267	3,250	2.35%	2.20%
Total unsecured debt	39,469	39,128
Secured debt	8,418	8,733	1.92%	1.74%
Total debt	$47,887	$47,861

Commercial Paper

As of June 30, 2018, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.5 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the three months ended June 30, 2018, consolidated commercial paper month-end outstanding principal balances ranged from $5.0 billion to $5.7 billion.

Related Party Debt

HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days.

Bank Loans

During the three months ended June 30, 2018, AHFC and HCFI did not enter into any term loan agreements. As of June 30, 2018, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $38 million to $600 million. As of June 30, 2018, the remaining maturities of all bank loans outstanding ranged from 33 days to approximately 6.2 years. The weighted average remaining maturities on all bank loans was 2.4 years as of June 30, 2018.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of June 30, 2018, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under its Rule 144A Private MTN Program. As of June 30, 2018, the remaining maturities of Private MTNs outstanding did not exceed 3.2 years. Private MTNs were issued pursuant to the terms of an issuing and paying agency agreement, which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of June 30, 2018, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.
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

The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the three months ended June 30, 2018, AHFC issued $600 million aggregate principal amount of U.S. dollar denominated floating rate MTNs, with an original maturity of 1.0 year. The weighted average remaining maturities of all Public MTNs was 2.4 years as of June 30, 2018.

The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of June 30, 2018, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. As of June 30, 2018, the remaining maturities of Euro MTNs outstanding under this program did not exceed 4.6 years. Euro MTNs were issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2018, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	June 30,	March 31,
	2018	2018
	(U.S. dollars in millions)
U.S. dollar	$20,292	$19,717
Euro	3,430	3,623
Sterling	788	839
Japanese yen	27	28
Total	$24,537	$24,207

Other Debt

HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the three months ended June 30, 2018, HCFI entered into a private placement transaction for C$500 million ($381 million). As of June 30, 2018, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 156 days to approximately 6.9 years. The weighted average remaining maturities of these notes was 3.2 years as of June 30, 2018.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2018, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

Our securitizations are structured to provide credit enhancements to investors in the notes issued by the trusts. Credit enhancements can include the following:

•	Subordinated certificates— which are securities issued by the trusts that are retained by us and are subordinated in priority of payment to the notes.
•	Overcollateralization— which occurs when the principal balance of securitized assets exceed the balance of securities issued by the trust.
•	Excess interest— which allows excess interest collections to be used to cover losses on defaulted loans.
•	Reserve funds— which are restricted cash accounts held by the trusts to cover shortfalls in payments of interest and principal required to be paid on the notes.
•	Yield supplement accounts— which are restricted cash accounts held by the trusts to supplement interest payments on notes.

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

During the three months ended June 30, 2018, we issued notes through asset-backed securitizations totaling $1.0 billion, which were secured by consumer finance receivables with an initial principal balance of $1.3 billion.

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364-day credit agreement, which expires on March 1, 2019, a $2.1 billion three-year credit agreement, which expires on March 3, 2021, and a $1.4 billion five-year credit agreement, which expires on March 3, 2023. As of June 30, 2018, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$1.6 billion ($1.2 billion) credit agreement which provides that HCFI may borrow up to C$800 million ($609 million) on a one-year and up to C$800 million ($609 million) on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2019 and the five-year tranche of the credit agreement expires on March 24, 2023. As of June 30, 2018, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI, respectively, to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of June 30, 2018, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of June 30, 2018, no amounts were drawn upon under these agreements. These agreements expire in September 2018. AHFC intends to renew these credit agreements prior to or on their expiration dates.

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

•

cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•

ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of June 30, 2018 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of $6 million and $5 million during the three months ended June 30, 2018 and 2017, respectively, pursuant to these support compensation agreements.

Indebtedness of Consolidated Subsidiaries

As of June 30, 2018, AHFC and its consolidated subsidiaries had $56.3 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $16.1 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

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

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending June 30,
	Total	2019	2020	2021	2022	2023	Thereafter
	(U.S. dollars in millions)
Unsecured debt obligations (1)	$39,550	$15,052	$7,522	$5,476	$5,395	$3,565	$2,540
Secured debt obligations (1)	8,431	4,405	2,491	1,277	220	38	—
Interest payments on debt (2)	2,290	828	581	377	215	114	175
Operating lease obligations	76	9	10	10	9	8	30
Total	$50,347	$20,294	$10,604	$7,140	$5,839	$3,725	$2,745

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of June 30, 2018.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of June 30, 2018.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve-month period ended June 30, 2018, our provision for credit losses would have increased by approximately $34 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve-month period ended June 30, 2018, we would have recognized an additional $18 million in early termination losses in our consolidated statement of income during the period.

Determination of Lease Residual Values

Contractual residual values of lease vehicles are determined at lease inception based on expectations of future used vehicle values, taking into consideration external industry data and our own historical experience. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealer are sold through online and physical auctions. We are exposed to risk of loss on the disposition of returned lease vehicles when the proceeds from the sale of the vehicles are less than the contractual residual values at the end of lease term. We assess our estimates for end of term market values of the leased vehicles, at minimum, on a quarterly basis. The primary factors affecting the estimates are the percentage of leased vehicles that we expect to be returned by the lessee at the end of lease term and expected loss severities. Factors considered in this evaluation include, among other factors, economic conditions, historical trends and market information on new and used vehicles. Our leasing volumes and those across the automotive industry have increased significantly in recent years. As a result, the supply of off-lease vehicles will continue to increase over the next several years which could negatively impact used vehicle prices.

For operating leases, adjustments to estimated residual values are made on a straight-line basis over the remaining term of each lease and recognized as depreciation expense. For direct financing leases, downward adjustments for declines in estimated residual values deemed other-than-temporary are recognized as a loss on lease residual values in the period in which the estimate changed.

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of June 30, 2018 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $74 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $12 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of June 30, 2018. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2018, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information on our legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, which was filed with the SEC on June 21, 2018.

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

4.5(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.

4.6(6)	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.7	Form of Fixed Rate Medium-Term Note, Series A(7) and Form of Floating Rate Medium-Term Note, Series A(8).
12.1(9)	Statement regarding computation of ratio of earnings to fixed charges
31.1(9)	Certification of Principal Executive Officer
31.2(9)	Certification of Principal Financial Officer
32.1(10)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(10)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(9)	XBRL Instance Document
101.SCH(9)	XBRL Taxonomy Extension Schema Document
101.CAL(9)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(9)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(9)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(9)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(3)	Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(4)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.
(5)	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
(6)	Incorporated herein by reference to Exhibit number 4.6 filed with our quarterly report on Form 10-Q, dated February 8, 2018.
(7)	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated February 12, 2014.
(8)	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 10, 2016.
(9)	Filed herewith.
(10)	Furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2018

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)