Form 10-Q
period 2018-09-30
AMERICAN HONDA FINANCE CORP
filed 2018-11-08
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of October 31, 2018, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

REDUCED DISCLOSURE FORMAT

American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly-owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2018

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

ii

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. dollars in millions, except share amounts)

	September 30,	March 31,
	2018	2018
Assets
Cash and cash equivalents	$787	$783
Finance receivables, net	39,133	37,956
Investment in operating leases, net	32,318	31,817
Due from Parent and affiliated companies	189	139
Income taxes receivable	10	16
Vehicles held for disposition	160	231
Other assets	1,029	934
Derivative instruments	627	750
Total assets	$74,253	$72,626
Liabilities and Equity
Debt	$48,715	$47,861
Due to Parent and affiliated companies	111	87
Accrued interest expense	169	146
Income taxes payable	105	105
Deferred income taxes	6,196	6,035
Other liabilities	1,401	1,382
Derivative instruments	600	414
Total liabilities	57,297	56,030
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of September 30, 2018 and March 31, 2018	1,366	1,366
Retained earnings	14,757	14,449
Accumulated other comprehensive loss	(85)	(85)
Total shareholder’s equity	16,038	15,730
Noncontrolling interest in subsidiary	918	866
Total equity	16,956	16,596
Total liabilities and equity	$74,253	$72,626

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	September 30,	March 31,
	2018	2018
Finance receivables, net	$8,817	$8,895
Vehicles held for disposition	4	4
Other assets	534	452
Total assets	$9,355	$9,351

Secured debt	$8,313	$8,733
Accrued interest expense	7	6
Total liabilities	$8,320	$8,739

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Direct financing leases	$1	$3	$3	$8
Retail	400	339	774	657
Dealer	55	42	110	84
Operating leases	1,796	1,727	3,565	3,403
Total revenues	2,252	2,111	4,452	4,152
Depreciation on operating leases	1,361	1,363	2,736	2,709
Interest expense	293	218	567	422
Net revenues	598	530	1,149	1,021
Gain on disposition of lease vehicles	47	34	94	63
Other income	17	13	32	27
Total net revenues	662	577	1,275	1,111
Expenses:
General and administrative expenses	119	111	229	219
Provision for credit losses	62	83	106	122
Early termination loss on operating leases	39	42	56	59
Loss on lease residual values	—	—	—	1
(Gain)/Loss on derivative instruments	47	(145)	310	(374)
(Gain)/Loss on foreign currency revaluation of debt	(27)	122	(274)	331
Total expenses	240	213	427	358
Income before income taxes	422	364	848	753
Income tax expense	137	142	253	283
Net income	285	222	595	470
Less: Net income attributable to noncontrolling interest	26	30	52	57
Net income attributable to American Honda Finance Corporation	$259	$192	$543	$413

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in millions)

	Three months ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$285	$222	$595	$470
Other comprehensive income:
Foreign currency translation adjustment	33	64	—	106
Comprehensive income	318	286	595	576
Less: Comprehensive income attributable to noncontrolling interest	42	60	52	107
Comprehensive income attributable to American Honda Finance Corporation	$276	$226	$543	$469

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(U.S. dollars in millions)

			Accumulated
			other
		Retained	comprehensive	Common	Noncontrolling
	Total	earnings	loss	stock	interest
Balance at March 31, 2017	$12,786	$10,787	$(110)	$1,366	$743
Net income	470	413	—	—	57
Other comprehensive income	106	—	56	—	50
Dividends declared	(141)	(141)	—	—	—
Balance at September 30, 2017	$13,221	$11,059	$(54)	$1,366	$850

Balance at March 31, 2018	$16,596	$14,449	$(85)	$1,366	$866
Net income	595	543	—	—	52
Other comprehensive income	—	—	—	—	—
Dividends declared	(235)	(235)	—	—	—
Balance at September 30, 2018	$16,956	$14,757	$(85)	$1,366	$918

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in millions)

	Six months ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$595	$470
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	43	(37)
Loss on lease residual values and provision for credit losses	106	123
Early termination loss on operating leases and impairment on operating leases	56	59
Depreciation and amortization	2,742	2,714
Accretion of unearned subsidy income	(795)	(703)
Amortization of deferred dealer participation and other deferred costs	166	157
Gain on disposition of lease vehicles and fixed assets	(94)	(63)
Deferred income taxes	162	267
Changes in operating assets and liabilities:
Income taxes receivable/payable	6	34
Other assets	(47)	(15)
Accrued interest/discounts on debt	44	34
Other liabilities	32	61
Due to/from Parent and affiliated companies	(26)	70
Net cash provided by operating activities	2,990	3,171
Cash flows from investing activities:
Finance receivables acquired	(10,030)	(9,041)
Principal collected on finance receivables	8,021	7,860
Net change in wholesale loans	527	405
Purchase of operating lease vehicles	(8,335)	(7,821)
Disposal of operating lease vehicles	4,990	4,358
Cash received for unearned subsidy income	1,059	930
Other investing activities, net	(3)	(41)
Net cash used in investing activities	(3,771)	(3,350)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in millions)

	Six months ended
	September 30,
Cash flows from financing activities:	2018	2017
Proceeds from issuance of commercial paper	14,223	18,499
Paydown of commercial paper	(14,526)	(17,435)
Proceeds from issuance of short-term debt	1,100	381
Paydown of short-term debt	(300)	—
Proceeds from issuance of related party debt	2,001	2,007
Paydown of related party debt	(2,310)	(2,166)
Proceeds from issuance of medium term notes and other debt	3,620	2,818
Paydown of medium term notes and other debt	(2,277)	(3,660)
Proceeds from issuance of secured debt	2,038	2,324
Paydown of secured debt	(2,462)	(2,430)
Dividends paid	(235)	(141)
Net cash provided by financing activities	872	197
Effect of exchange rate changes on cash and cash equivalents	(6)	3
Net increase in cash and cash equivalents	85	21
Cash and cash equivalents and restricted cash at beginning of period	1,226	1,142
Cash and cash equivalents and restricted cash at end of period	$1,311	$1,163
Supplemental disclosures of cash flow information:
Interest paid	$349	$381
Income taxes paid/(received)	$79	$(17)

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	September 30,
	2018	2017
Cash and cash equivalents	$787	$783
Restricted cash included in other assets (1)	524	380
Total	$1,311	$1,163

---------------------------------------------------------

(1)	Restricted cash balances relate primarily to securitization arrangements (Note 9).

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

Effective April 1, 2018, the Company adopted Accounting Standard Update (ASU) 2014-09 and the subsequent ASUs that modified ASU 2014-09, which have been codified in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The Company’s primary sources of revenue are from lease and loan contracts which are not within the scope of ASC 606 as they are within the scope of other accounting standards. All of the Company’s other revenue sources that are within the scope of ASC 606 are insignificant, with the exception of revenue from Vehicle Service Contract Administration. The adoption of this standard did not change the timing or amount of revenue from Vehicle Service Contract Administration, see Note 6—Transactions Involving Related Parties. Gains or losses related to the sale of lease vehicles are within the scope of ASC 610-20. The adoption of this standard did not have an impact on the timing or amount of gains or losses from the disposition of lease vehicles. ASU 2014-09 was adopted using the modified retrospective transition method. The adoption of this standard did not require any adjustments to opening retained earnings as of April 1, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in ASC 840, Leases. The new standard will require the Company to record right-of-use assets and lease liabilities for the current operating leases as a lessee. The Company anticipates that adoption of this standard will require the present value of all the future minimum lease payments to be made by the Company to be included in the Company’s consolidated balance sheets. The Company has $74 million of future minimum lease payments to be made as of September 30, 2018. The Company is identifying the contracts that are or may contain lease arrangements as a lessee and continues to evaluate the application of this standard to those contracts. Lessor accounting remains largely unchanged from current GAAP. The Company continues to evaluate the application of this standard as a lessor. The FASB has also issued other updates to ASU 2016-02 with targeted improvements and clarification. All the amendments are effective for the Company beginning April 1, 2019. Early adoption is permitted. The Company plans to adopt the new guidance effective April 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is currently assessing the impact of this standard on the consolidated financial statements. In general, the allowance for credit losses is expected to increase when changing from an incurred loss to expected loss methodology. The models and methodologies that are currently used in estimating the allowance for credit losses are being evaluated to identify the changes necessary to meet the requirements of the new standard. The amendments are effective for the Company beginning April 1, 2020, with early adoption permitted as of April 1, 2019. The Company plans to adopt the new guidance effective April 1, 2020.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments modify the disclosure requirements on fair value measurements in Topic 820, based on FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. Certain disclosure requirements were removed, modified and added in Topic 820. The amendments are effective for the Company beginning April 1, 2020. Early adoption is permitted. The Company is currently assessing the impact of this standard on the consolidated financial statements. The Company plans to adopt the new guidance effective April 1, 2020.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2)	Finance Receivables

Finance receivables consisted of the following:

	September 30, 2018
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$65	$34,907	$5,054	$40,026
Allowance for credit losses	—	(191)	—	(191)
Write-down of lease residual values	(4)	—	—	(4)
Unearned interest income and fees	(1)	—	—	(1)
Deferred dealer participation and other deferred costs	—	427	—	427
Unearned subsidy income	—	(1,124)	—	(1,124)
Finance receivables, net	$60	$34,019	$5,054	$39,133

	March 31, 2018
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Finance receivables	$154	$33,140	$5,495	$38,789
Allowance for credit losses	—	(179)	—	(179)
Write-down of lease residual values	(9)	—	—	(9)
Unearned interest income and fees	(2)	—	—	(2)
Deferred dealer participation and other deferred costs	—	396	—	396
Unearned subsidy income	(2)	(1,037)	—	(1,039)
Finance receivables, net	$141	$32,320	$5,495	$37,956

Finance receivables include retail loans with a principal balance of $9.1 billion as of both September 30, 2018 and March 31, 2018, which have been transferred to securitization trusts and are considered to be legally isolated but do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

The uninsured portions of the direct financing lease residual values were $16 million and $35 million at September 30, 2018 and March 31, 2018, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $19 million and $16 million for the three months ended September 30, 2018 and 2017, respectively, and $40 million and $33 million for the six months ended September 30, 2018 and 2017, respectively.

Credit Quality of Financing Receivables

Credit losses are an expected cost of extending credit. The majority of the credit risk is with consumer financing and to a lesser extent with dealer financing. Credit risk on consumer finance receivables can be affected by general economic conditions. Adverse changes such as a rise in unemployment can increase the likelihood of defaults. Declines in used vehicle prices can reduce the amount of recoveries on repossessed collateral. Credit risk on dealer loans is affected primarily by the financial strength of the dealers within the portfolio, the value of collateral securing the financings, and economic and market factors that could affect the creditworthiness of dealers. Exposure to credit risk is managed through purchasing standards, pricing of contracts for expected losses, focusing collection efforts to minimize losses, and ongoing reviews of the financial condition of dealers.

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

Dealer loans are individually evaluated for impairment when specifically identified as impaired. Dealer loans are considered impaired when it is probable that the Company will be unable to collect the amounts due according to the terms of the contract. The Company’s determination of whether dealer loans are impaired is based on evaluations of dealership payment history, financial condition, ability to perform under the terms of the loan agreements, and collateral values as applicable. Dealer loans that have not been specifically identified as impaired are collectively evaluated for impairment.

There were no modifications to dealer loans that constituted troubled debt restructurings during the six months ended September 30, 2018 and 2017.

The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the six months ended September 30, 2018 and 2017. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables, excluding the provisions related to past due operating leases:

	Three and six months ended September 30, 2018
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, July 1, 2018	$—	$183	$—	$183
Provision	—	52	—	52
Charge-offs	—	(65)	—	(65)
Recoveries	—	21	—	21
Effect of translation adjustment	—	—	—	—
Ending balance, September 30, 2018	$—	$191	$—	$191

Beginning balance, April 1, 2018	$—	$179	$—	$179
Provision	—	87	(1)	86
Charge-offs	—	(120)	—	(120)
Recoveries	—	45	1	46
Effect of translation adjustment	—	—	—	—
Ending balance, September 30, 2018	$—	$191	$—	$191

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	—	191	—	191
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$174	$174
Collectively evaluated for impairment	64	34,210	4,880	39,154

	Three and six months ended September 30, 2017
	Lease	Retail	Dealer	Total
	(U.S. dollars in millions)
Beginning balance, July 1, 2017	$1	$137	$—	$138
Provision	—	72	2	74
Charge-offs	(1)	(61)	—	(62)
Recoveries	—	18	—	18
Effect of translation adjustment	—	1	—	1
Ending balance, September 30, 2017	$—	$167	$2	$169

Beginning balance, April 1, 2017	$1	$132	$—	$133
Provision	—	105	2	107
Charge-offs	(1)	(109)	—	(110)
Recoveries	—	38	—	38
Effect of translation adjustment	—	1	—	1
Ending balance, September 30, 2017	$—	$167	$2	$169

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$2	$2
Collectively evaluated for impairment	—	167	—	167
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$2	$2
Collectively evaluated for impairment	250	31,870	4,665	36,785

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Delinquencies

The following is an aging analysis of past due finance receivables:

			90 days		Current or	Total
	30 – 59 days	60 – 89 days	or greater	Total	less than 30	finance
	past due	past due	past due	past due	days past due	receivables
	(U.S. dollars in millions)
September 30, 2018
Retail loans:
New auto	$231	$59	$15	$305	$28,120	$28,425
Used and certified auto	77	19	5	101	4,445	4,546
Motorcycle and other	13	4	3	20	1,219	1,239
Total retail	321	82	23	426	33,784	34,210
Direct financing leases	1	—	—	1	63	64
Dealer loans:
Wholesale flooring	1	—	12	13	3,913	3,926
Commercial loans	—	—	—	—	1,128	1,128
Total dealer loans	1	—	12	13	5,041	5,054
Total finance receivables	$323	$82	$35	$440	$38,888	$39,328

March 31, 2018
Retail loans:
New auto	$188	$35	$10	$233	$27,034	$27,267
Used and certified auto	59	11	2	72	3,967	4,039
Motorcycle and other	10	3	2	15	1,178	1,193
Total retail	257	49	14	320	32,179	32,499
Direct financing leases	2	—	—	2	148	150
Dealer loans:
Wholesale flooring	2	1	2	5	4,447	4,452
Commercial loans	—	—	—	—	1,043	1,043
Total dealer loans	2	1	2	5	5,490	5,495
Total finance receivables	$261	$50	$16	$327	$37,817	$38,144

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

		Retail	Retail	Direct	Total consumer
	Retail	used and	motorcycle	financing	finance
	new auto	certified auto	and other	lease	receivables
	(U.S. dollars in millions)
September 30, 2018
Performing	$28,351	$4,522	$1,232	$64	$34,169
Nonperforming	74	24	7	—	105
Total	$28,425	$4,546	$1,239	$64	$34,274

March 31, 2018
Performing	$27,222	$4,026	$1,188	$150	$32,586
Nonperforming	45	13	5	—	63
Total	$27,267	$4,039	$1,193	$150	$32,649

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

	September 30, 2018			March 31, 2018
	Wholesale	Commercial		Wholesale	Commercial
	flooring	loans	Total	flooring	loans	Total
	(U.S. dollars in millions)
Group A	$2,344	$717	$3,061	$2,791	$684	$3,475
Group B	1,582	411	1,993	1,661	359	2,020
Total	$3,926	$1,128	$5,054	$4,452	$1,043	$5,495

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3)	Investment in Operating Leases

Investment in operating leases consisted of the following:

	September 30,	March 31,
	2018	2018
	(U.S. dollars in millions)
Operating lease vehicles	$42,032	$41,285
Accumulated depreciation	(8,219)	(8,169)
Deferred dealer participation and other deferred costs	120	117
Unearned subsidy income	(1,496)	(1,317)
Estimated early termination losses	(119)	(99)
Investment in operating leases, net	$32,318	$31,817

The Company recognized $39 million and $42 million of estimated early termination losses due to lessee defaults for the three months ended September 30, 2018 and 2017, respectively. Actual net losses realized for both the three months ended September 30, 2018 and 2017 totaled $21 million. The Company recognized $56 million and $59 million of estimated early termination losses due to lessee defaults for the six months ended September 30, 2018 and 2017, respectively. Actual net losses realized for the six months ended September 30, 2018 and 2017 totaled $36 million and $35 million, respectively.

Included in the provision for credit losses for the three months ended September 30, 2018 and 2017 are provisions related to past due receivables on operating leases in the amounts of $10 million and $9 million, respectively. Included in the provision for credit losses for the six months ended September 30, 2018 and 2017 are provisions related to past due receivables on operating leases in the amounts of $20 million and $15 million, respectively.

No impairment losses due to declines in estimated residual values were recognized during the three and six months ended September 30, 2018 and 2017.

(4)	Debt

The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average		Contractual
			contractual interest rate		interest rate ranges
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2018	2018	2018	2018	2018	2018
	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$4,868	$5,167	2.18%	1.86%	1.66 - 2.35%	1.07 - 2.21%
Related party debt	775	1,085	1.93%	1.64%	1.75 - 2.02%	1.43 - 1.72%
Bank loans	4,997	5,419	2.87%	2.48%	2.28 - 3.24%	2.02 - 3.15%
Private MTN program	1,698	1,698	5.40%	5.40%	3.80 - 7.63%	3.80 - 7.63%
Public MTN program	23,287	21,398	2.13%	1.92%	0.08 - 3.50%	0.07 - 3.50%
Euro MTN programme	1,026	1,111	2.02%	1.95%	1.88 - 2.93%	1.88 - 2.33%
Other debt	3,751	3,250	2.51%	2.20%	1.63 - 3.44%	1.63 - 2.76%
Total unsecured debt	40,402	39,128
Secured debt	8,313	8,733	2.11%	1.74%	1.16 - 3.16%	1.04 - 2.83%
Total debt	$48,715	$47,861

As of September 30, 2018, the outstanding principal balance of long-term debt with floating interest rates totaled $13.5 billion, long-term debt with fixed interest rates totaled $28.5 billion, and short-term debt totaled $6.8 billion. As of March 31, 2018, the outstanding principal balance of long-term debt with floating interest rates totaled $13.2 billion, long-term debt with fixed interest rates totaled $27.8 billion, and short-term debt totaled $7.0 billion.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Commercial Paper

As of September 30, 2018 and March 31, 2018, the Company had commercial paper programs that provide the Company with available funds of up to $8.5 billion and $8.6 billion, respectively, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.

Outstanding commercial paper averaged $5.4 billion and $5.7 billion during the six months ended September 30, 2018 and 2017, respectively. The maximum balance outstanding at any month-end during the six months ended September 30, 2018 and 2017 was $5.7 billion for both periods.

Related Party Debt

HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. HCFI incurred interest expense on these notes totaling $4 million and $3 million for the three months ended September 30, 2018 and 2017, respectively, and $8 million and $6 million for the six months ended September 30, 2018 and 2017, respectively.

Bank Loans

Outstanding bank loans at September 30, 2018 were either short-term or long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of September 30, 2018 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under its Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of September 30, 2018 were long-term, with fixed interest rates, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.

Public MTN Program

In August 2016, AHFC filed a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under this program as of September 30, 2018 were either long-term or short-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program as of September 30, 2018 were long-term with either fixed or floating interest rates. Notes under this program were issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.

The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.

Other Debt

The outstanding balances as of September 30, 2018 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Secured Debt

The Company issues notes through financing transactions that are secured by assets held by issuing securitization trusts. Notes outstanding as of September 30, 2018 were long-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment on the notes is dependent on the performance of the underlying receivables. Refer to Note 9 for additional information on the Company’s secured financing transactions.

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364-day credit agreement, which expires on March 1, 2019, a $2.1 billion three-year credit agreement, which expires on March 3, 2021, and a $1.4 billion five-year credit agreement, which expires on March 3, 2023. As of September 30, 2018, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a $1.2 billion credit agreement which provides that HCFI may borrow up to $620 million on a one-year and up to $620 million on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2019 and the five-year tranche of the credit agreement expires on March 24, 2023. As of September 30, 2018, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of September 30, 2018, no amounts were drawn upon under these agreements. These agreements expire in September 2019.

(5)	Derivative Instruments

The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented in the Company’s consolidated balance sheets on a gross basis. Refer to Note 13 regarding the valuation of derivative instruments.

	September 30, 2018			March 31, 2018
	Notional			Notional
	balances	Assets	Liabilities	balances	Assets	Liabilities
	(U.S. dollars in millions)
Interest rate swaps	$56,663	$494	$400	$56,043	$465	$342
Cross currency swaps	4,310	133	200	4,310	285	72
Gross derivative assets/liabilities		627	600		750	414
Counterparty netting adjustment and collateral		(438)	(430)		(372)	(371)
Net derivative assets/liabilities		$189	$170		$378	$43

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(U.S. dollars in millions)
Interest rate swaps	$8	$28	$20	$64
Cross currency swaps	(55)	117	(330)	310
Total gain/(loss) on derivative instruments	$(47)	$145	$(310)	$374

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

(6)	Transactions Involving Related Parties

The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended		Six months ended
	September 30,		September 30,
Income Statement	2018	2017	2018	2017
	(U.S. dollars in millions)
Revenue:
Subsidy income	$403	$359	$790	$698
Interest expense:
Related party debt	4	3	8	6
Other income, net:
VSC administration fees	27	27	54	53
Support Service Fee	(8)	(7)	(17)	(14)
General and administrative expenses:
Support Compensation Agreement fees	5	6	11	11
Benefit plan expenses	2	2	5	5
Shared services	22	15	37	31

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	September 30,	March 31,
Balance Sheet	2018	2018
	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(1,116)	$(1,030)
Investment in operating leases, net:
Unearned subsidy income	(1,492)	(1,313)
Due from Parent and affiliated companies	189	139

Liabilities:
Debt:
Related party debt	$775	$1,085
Due to Parent and affiliated companies	111	87
Accrued interest expense:
Related party debt	2	3
Other liabilities:
VSC unearned administrative fees	396	396
Accrued benefit expenses	75	71

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

Vehicle Service Contract (VSC) Administration

AHFC performs administrative services for VSCs issued by certain subsidiaries of AHM. AHFC’s performance obligations for the services are satisfied over the term of the underlying contracts and revenue is recognized proportionate to the anticipated amount of services to be performed. Contract terms range between 2 to 8 years with the majority of contracts having original terms between 6 and 8 years. The majority of the administrative service revenue is recognized during the latter years of the underlying contracts as this is the period in which the majority of VSC claims are processed. AHFC receives fees for performing the administrative services when the contracts are acquired. Unearned VSC administration fees represents AHFC’s contract liabilities and are included in other liabilities (Note 11). VSC administration income is recognized in other income (Note 12). HCFI receives fees for marketing VSCs issued by HCI. These fees are also recognized in other income.

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

Other

AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the three months ended September 30, 2018 and 2017, the Company recognized $3 million and $1 million, respectively, and during the six months ended September 30, 2018 and 2017, the Company recognized $9 million and $11 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.

The majority of the amounts due from the Parent and affiliated companies at September 30, 2018 and March 31, 2018 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at September 30, 2018 and March 31, 2018 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

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

The Company adopted Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the tax effects of the Tax Act in the Company’s interim quarter ended December 31, 2017 to record re-measurement of deferred taxes and a one-time deemed repatriation transition tax (Transition Tax). As of March 31, 2018, the Company completed the accounting for the effect of re-measurement of deferred taxes at the new 21% tax rate. At March 31, 2018, the Company provisionally accrued a total of $52 million for the Transition Tax. As of September 30, 2018, the Company’s accounting for the Transition Tax remains provisional, pending further analysis of relevant U.S. federal and state interpretive guidance which continues to evolve, and no additional measurement period adjustment has been recorded. The Company expects to complete the accounting for this item within the twelve-month measurement period afforded by SAB 118. The Company has elected not to record deferred taxes for a Global Intangible Low-Taxed Income (GILTI) related book-tax differences, and will treat taxes due on future U.S. inclusions in taxable income related to GILTI as current period expense when incurred. Other domestic and international effects of the Tax Act to the total tax expense are immaterial as of September 30, 2018.

The Company’s effective tax rate was 32.5% and 39.0% for the three months ended September 30, 2018 and 2017, respectively, and 29.8% and 37.6% for the six months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the three months ended September 30, 2018 was primarily due to the impact of the U.S. federal corporate tax rate reduction from 35% to 21%, partially offset by the net effects of tax credits, foreign rate differential, uncertain tax positions, and state taxes.

Prior to the passage of the Tax Act, foreign undistributed earnings were generally subject to U.S. taxation when repatriated and may generally be offset by foreign tax credits. The Tax Act imposes a one-time Transition Tax on the previously untaxed U.S. federal tax based on “earnings and profits” (“E&P”) as of December 31, 2017 and generally eliminates future U.S. federal income taxes on dividends from foreign subsidiaries. The Company has provisionally provided for federal and certain states Transition Tax in the period ended March 31, 2018. The Company has not provided for income taxes on its share of the undistributed earnings of HCFI, exceeding E&P, which are intended to be indefinitely reinvested outside the United States. At September 30, 2018, $911 million of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of September 30, 2018 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $49 million.

The changes in the unrecognized tax benefits for the six months ended September 30, 2018 were insignificant. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of the fiscal year ending March 31, 2019.

As of September 30, 2018, the Company is subject to examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2017, with the exception of one state which is subject to departmental review for returns filed for the taxable years ended March 31, 2001 through 2007. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2011 through 2018 federally, and returns filed for the taxable years ended March 31, 2009 through 2018 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Commitments and Contingencies

The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was $2 million and $1 million for the three months ended September 30, 2018 and 2017, respectively, and $5 million and $3 million for the six months ended September 30, 2018 and 2017, respectively.

The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. The unused balance of commercial revolving lines of credit was $255 million as of September 30, 2018. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $28 million as of September 30, 2018.

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

During the six months ended September 30, 2018 and 2017, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $2.0 billion and $2.3 billion, respectively. The notes were secured by receivables with an initial principal balance of $2.7 billion and $2.8 billion, respectively.

The table below presents the carrying amounts of assets and liabilities of consolidated securitization trusts as they are reported in the Company’s consolidated balance sheets. All amounts exclude intercompany balances, which have been eliminated upon consolidation. The assets of the trusts can only be used to settle the obligations of the trusts and investors in the notes issued by a trust only have recourse to the assets of such trust and do not have recourse to the assets of AHFC, HCFI, or our other subsidiaries or to other trusts.

	September 30,	March 31,
	2018	2018
	(U.S. dollars in millions)
Assets:
Finance receivables	$9,054	$9,112
Unamortized costs and subsidy income, net	(223)	(203)
Allowance for credit losses	(14)	(14)
Finance receivables, net	8,817	8,895
Vehicles held for disposition	4	4
Restricted cash (1)	524	443
Accrued interest receivable (1)	10	9
Total assets	$9,355	$9,351
Liabilities:
Secured debt	$8,326	$8,745
Unamortized discounts and fees	(13)	(12)
Secured debt, net	8,313	8,733
Accrued interest expense	7	6
Total liabilities	$8,320	$8,739

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of September 30, 2018 and March 31, 2018, AHFC and HCFI had combined cash collections of $411 million and $466 million, respectively, which were required to be remitted to the trusts.

(10)	Other Assets

Other assets consisted of the following:

	September 30,	March 31,
	2018	2018
	(U.S. dollars in millions)
Interest receivable and other assets	$96	$84
Other receivables	149	144
Deferred expense	123	122
Software, net of accumulated amortization of $150 and $146 as of September 30, 2018 and March 31, 2018, respectively	31	33
Property and equipment, net of accumulated depreciation of $21 and $20 as of September 30, 2018 and March 31, 2018, respectively	5	6
Restricted cash	524	443
Other miscellaneous assets	101	102
Total	$1,029	$934

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $3 million for both the three months ended September 30, 2018 and 2017, and $6 million and $5 million for the six months ended September 30, 2018 and 2017, respectively.

(11)	Other Liabilities

Other liabilities consisted of the following:

	September 30,	March 31,
	2018	2018
	(U.S. dollars in millions)
Dealer payables	$165	$174
Accounts payable and accrued expenses	381	363
Lease security deposits	84	78
VSC unearned administrative fees (Note 6)	396	396
Unearned income, operating lease	333	347
Uncertain tax positions	18	10
Other liabilities	24	14
Total	$1,401	$1,382

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12)	Other Income, net

Other income consisted of the following:

	Three months ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(U.S. dollars in millions)
VSC administration (Note 6)	$27	$27	$54	$53
Other, net	(10)	(14)	(22)	(26)
Total	$17	$13	$32	$27

(13)	Fair Value Measurements

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

Recurring Fair Value Measurements

The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$494	$—	$494
Cross currency swaps	—	133	—	133
Total assets	$—	$627	$—	$627
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$400	$—	$400
Cross currency swaps	—	200	—	200
Total liabilities	$—	$600	$—	$600

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$465	$—	$465
Cross currency swaps	—	285	—	285
Total assets	$—	$750	$—	$750
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$342	$—	$342
Cross currency swaps	—	72	—	72
Total liabilities	$—	$414	$—	$414

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

The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the six months ended September 30, 2018 and 2017. Refer to Note 5 for additional information on derivative instruments.

Nonrecurring Fair Value Measurements

The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

					Lower-of-cost
					or fair value
	Level 1	Level 2	Level 3	Total	adjustment
	(U.S. dollars in millions)
September 30, 2018
Vehicles held for disposition	$—	$—	$104	$104	$22

September 30, 2017
Vehicles held for disposition	$—	$—	$108	$108	$23

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

	September 30, 2018
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$787	$787	$—	$—	$787
Dealer loans, net	5,054	—	—	4,863	4,863
Retail loans, net	34,019	—	—	33,939	33,939
Restricted cash	524	524	—	—	524

Liabilities:
Commercial paper	$4,868	$—	$4,868	$—	$4,868
Related party debt	775	—	775	—	775
Bank loans	4,997	—	5,046	—	5,046
Medium term note programs	26,011	—	25,882	—	25,882
Other debt	3,751	—	3,703	—	3,703
Secured debt	8,313	—	8,270	—	8,270

	March 31, 2018
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$783	$783	$—	$—	$783
Dealer loans, net	5,495	—	—	5,299	5,299
Retail loans, net	32,320	—	—	32,295	32,295
Restricted cash	443	443	—	—	443

Liabilities:
Commercial paper	$5,167	$—	$5,167	$—	$5,167
Related party debt	1,085	—	1,085	—	1,085
Bank loans	5,419	—	5,480	—	5,480
Medium term note programs	24,207	—	24,176	—	24,176
Other debt	3,250	—	3,229	—	3,229
Secured debt	8,733	—	8,683	—	8,683

Fair value information presented in the tables above is based on information available at September 30, 2018 and March 31, 2018. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those  dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial information for the three and six months ended or at September 30, 2018 and 2017 is summarized in the following tables:

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended September 30, 2018
Revenues:
Direct financing leases	$—	$1	$—	$1
Retail	348	52	—	400
Dealer	50	5	—	55
Operating leases	1,485	311	—	1,796
Total revenues	1,883	369	—	2,252
Depreciation on operating leases	1,112	249	—	1,361
Interest expense	250	43	—	293
Realized (gains)/losses on derivatives and foreign currency denominated debt	2	(4)	2	—
Net revenues	519	81	(2)	598
Gain on disposition of lease vehicles	39	8	—	47
Other income	14	3	—	17
Total net revenues	572	92	(2)	662
Expenses:
General and administrative expenses	106	13	—	119
Provision for credit losses	60	2	—	62
Early termination loss on operating leases	38	1	—	39
(Gain)/Loss on derivative instruments	—	—	47	47
(Gain)/Loss on foreign currency revaluation of debt	—	—	(27)	(27)
Income before income taxes	$368	$76	$(22)	$422
Six months ended September 30, 2018
Revenues:
Direct financing leases	$—	$3	$—	$3
Retail	672	102	—	774
Dealer	100	10	—	110
Operating leases	2,953	612	—	3,565
Total revenues	3,725	727	—	4,452
Depreciation on operating leases	2,245	491	—	2,736
Interest expense	484	83	—	567
Realized (gains)/losses on derivatives and foreign currency denominated debt	—	(7)	7	—
Net revenues	996	160	(7)	1,149
Gain on disposition of lease vehicles	77	17	—	94
Other income	27	5	—	32
Total net revenues	1,100	182	(7)	1,275
Expenses:
General and administrative expenses	202	27	—	229
Provision for credit losses	102	4	—	106
Early termination loss on operating leases	54	2	—	56
(Gain)/Loss on derivative instruments	—	—	310	310
(Gain)/Loss on foreign currency revaluation of debt	—	—	(274)	(274)
Income before income taxes	$742	$149	$(43)	$848
September 30, 2018
Finance receivables, net	$34,546	$4,587	$—	$39,133
Investment in operating leases, net	27,127	5,191	—	32,318
Total assets	64,250	10,003	—	74,253

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Valuation
	United		adjustments and	Consolidated
	States	Canada	reclassifications	Total
	(U.S. dollars in millions)
Three months ended September 30, 2017
Revenues:
Direct financing leases	$—	$3	$—	$3
Retail	291	48	—	339
Dealer	38	4	—	42
Operating leases	1,456	271	—	1,727
Total revenues	1,785	326	—	2,111
Depreciation on operating leases	1,140	223	—	1,363
Interest expense	188	30	—	218
Realized (gains)/losses on derivatives and foreign currency denominated debt	(4)	1	3	—
Net revenues	461	72	(3)	530
Gain on disposition of lease vehicles	27	7	—	34
Other income	12	1	—	13
Total net revenues	500	80	(3)	577
Expenses:
General and administrative expenses	97	14	—	111
Provision for credit losses	83	—	—	83
Early termination loss on operating leases	41	1	—	42
Loss on lease residual values	—	—	—	—
(Gain)/Loss on derivative instruments	—	—	(145)	(145)
(Gain)/Loss on foreign currency revaluation of debt	—	—	122	122
Income before income taxes	$279	$65	$20	$364
Six months ended September 30, 2017
Revenues:
Direct financing leases	$—	$8	$—	$8
Retail	567	90	—	657
Dealer	76	8	—	84
Operating leases	2,898	505	—	3,403
Total revenues	3,541	611	—	4,152
Depreciation on operating leases	2,292	417	—	2,709
Interest expense	367	55	—	422
Realized (gains)/losses on derivatives and foreign currency denominated debt	(10)	4	6	—
Net revenues	892	135	(6)	1,021
Gain on disposition of lease vehicles	48	15	—	63
Other income	24	3	—	27
Total net revenues	964	153	(6)	1,111
Expenses:
General and administrative expenses	191	28	—	219
Provision for credit losses	120	2	—	122
Early termination loss on operating leases	57	2	—	59
Loss on lease residual values	—	1	—	1
(Gain)/Loss on derivative instruments	—	—	(374)	(374)
(Gain)/Loss on foreign currency revaluation of debt	—	—	331	331
Income before income taxes	$596	$120	$37	$753
September 30, 2017
Finance receivables, net	$31,786	$4,821	$—	$36,607
Investment in operating leases, net	27,589	4,723	—	32,312
Total assets	61,833	9,756	—	71,589

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

Results of Operations

The following table presents our income before income taxes:

	Three months ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(U.S. dollars in millions)
Income before income taxes:
United States segment	$346	$277	$699	$591
Canada segment	76	87	149	162
Total income before income taxes	$422	$364	$848	$753

Comparison of the Three Months Ended September 30, 2018 and 2017

Our consolidated income before income taxes was $422 million during the second quarter of fiscal year 2019 compared to $364 million during the same period in fiscal year 2018. This increase of $58 million, or 16%, was due to the following differences:

	Three months ended
	September 30,
	2018	2017	Difference	% Change
	(U.S. dollars in millions)
Net revenues:
Retail	400	339	61	18%
Dealer	55	42	13	31%
Operating lease, net of depreciation	435	364	71	20%
Interest expense	(293)	(218)	(75)	34%
Gain on disposition of lease vehicles	47	34	13	38%
Other	18	16	2	13%
Total net revenues	662	577	85	15%
Expenses:
(Gain)/Loss on derivative instruments	47	(145)	192	n/m
(Gain)/Loss on foreign currency revaluation of debt	(27)	122	(149)	n/m
Other	220	236	(16)	(7%)
Total expenses	240	213	27	13%
Total income before income taxes	$422	$364	$58	16%

n/m = not meaningful

Comparison of the Six Months Ended September 30, 2018 and 2017

Our consolidated income before income taxes was $848 million during the first six months of fiscal year 2019 compared to $753 million during the same period in fiscal year 2018. This increase of $95 million, or 13%, was due to the following differences:

	Six months ended
	September 30,
	2018	2017	Difference	% Change
	(U.S. dollars in millions)
Net revenues:
Retail	774	657	117	18%
Dealer	110	84	26	31%
Operating lease, net of depreciation	829	694	135	19%
Interest expense	(567)	(422)	(145)	34%
Gain on disposition of lease vehicles	94	63	31	49%
Other	35	35	—	—%
Total net revenues	1,275	1,111	164	15%
Expenses:
(Gain)/Loss on derivative instruments	310	(374)	684	n/m
(Gain)/Loss on foreign currency revaluation of debt	(274)	331	(605)	n/m
Other	391	401	(10)	(2%)
Total expenses	427	358	69	19%
Total income before income taxes	$848	$753	$95	13%

n/m = not meaningful

Segment Results—Comparison of the Three Months Ended September 30, 2018 and 2017

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$1	$3	$1	$3
Retail	348	291	52	48	400	339
Dealer	50	38	5	4	55	42
Operating leases	1,485	1,456	311	271	1,796	1,727
Total revenues	1,883	1,785	369	326	2,252	2,111
Depreciation on operating leases	1,112	1,140	249	223	1,361	1,363
Interest expense	250	188	43	30	293	218
Net revenues	521	457	77	73	598	530
Gain on disposition of lease vehicles	39	27	8	7	47	34
Other income	14	12	3	1	17	13
Total net revenues	574	496	88	81	662	577
Expenses:
General and administrative expenses	106	97	13	14	119	111
Provision for credit losses	60	83	2	—	62	83
Early termination loss on operating leases	38	41	1	1	39	42
(Gain)/Loss on derivative instruments	51	(124)	(4)	(21)	47	(145)
(Gain)/Loss on foreign currency revaluation of debt	(27)	122	—	—	(27)	122
Income before income taxes	$346	$277	$76	$87	$422	$364

Revenues

Revenue from retail loans in the United States segment increased by $57 million, or 20%, during the second quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in revenue was attributable to higher yields due to the rising interest rate environment and the increase in volume of retail loans with longer terms which typically have higher interest rates, and higher average outstanding balances. Revenue from retail loans in the Canada segment increased by $4 million, or 8%, during the second quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in revenue was attributable to higher yields due to the rising interest rate environment.

Operating lease revenue in the United States segment increased by $29 million, or 2%, during the second quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The increase was attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment. Operating lease revenue in the Canada segment increased by $40 million, or 15%, during the second quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in revenue was attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment and higher average outstanding operating lease assets.

Direct financing lease revenue, which is generated only in Canada, declined by $2 million, or 67%, during the second quarter of fiscal year 2019 compared to the same period in fiscal year 2018 due to the run-off of direct financing lease assets.

Revenue from dealer loans in the United States segment increased by $12 million, or 32%, during the second quarter of fiscal year 2019 compared to the same period in fiscal year 2018 primarily due to higher yields and higher average outstanding balances. Revenue from dealer loans in the Canada segment increased by $1 million, or 25%, primarily due to higher yields and higher average outstanding balances.

Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $44 million, or 12%, to $403 million during the second quarter of fiscal year 2019 compared to $359 million during the same period in fiscal year 2018 primarily due to the increase in average subsidy payments received. As a result of the rising interest rate environment, the average amount of subsidy payments necessary for us to realize market yields on incentive programs has also been rising.

Depreciation on operating leases

Depreciation on operating leases in the United States segment decreased by $28 million, or 2%, during the second quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The decrease in depreciation was primarily due to improvements in expected used vehicle values during the second quarter of fiscal year 2019 as compared to the same period in fiscal year 2018. Depreciation on operating lease assets in the Canada segment increased by $26 million, or 12%, due to higher average outstanding operating lease assets.

Operating lease revenue, net of depreciation in the United States segment increased by $57 million, or 18%, during the second quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in operating lease revenue, net of depreciation was attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment and a decrease in depreciation due to improvements in expected used vehicle values. Operating lease revenue, net of depreciation in the Canada segment increased by $14 million, or 29%, during the second quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in operating lease revenue, net of depreciation was attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment and higher average outstanding operating lease assets.

Interest expense

Interest expense in the United States segment increased by $62 million, or 33%, during the second quarter of fiscal year 2019 compared to the same period in fiscal year 2018 primarily due to higher average interest rates and an increase in average outstanding debt. Interest expense in the Canada segment increased by $13 million, or 43%, due to higher average interest rates. See “—Liquidity and Capital Resources” below for more information.

Gain on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment increased by $12 million, or 44%, during the second quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The gain on disposition of lease vehicles in the Canada segment increased by $1 million, or 14%. The increases in gains for both segments were primarily the result of a higher volume of units with more favorable disposition proceeds than the assumptions that were reflected in their estimated residual values including, with respect to the United States segment, proceeds from AHM sponsored lease termination programs. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Provision for credit losses

The provision for credit losses in the United States segment decreased by $23 million, or 28%, during the second quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The decline in the provision was due to a smaller increase in the allowance for credit losses during the second quarter of fiscal year 2019 compared to the same period in fiscal year 2018 which was partially offset by an increase in net charge-offs. The provision for credit losses in the Canada segment increased by $2 million during the second quarter of fiscal year 2019 compared to the same period in fiscal year 2018. See “—Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases

Early termination losses on operating leases in the United States segment decreased by $3 million, or 7% during the second quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The decrease was due to the decline in the rate of increase in actual net losses we have been realizing during the second quarter of fiscal year 2019 compared to the same period in fiscal year 2018. Early termination losses on operating leases in the Canada segment were flat during the second quarter of fiscal year 2019 compared to the same period in fiscal year 2018. See “—Financial Condition—Credit Risk” below for more information.

Gain/loss on derivative instruments

In the United States segment, we recognized a loss on derivative instruments of $51 million during the second quarter of fiscal year 2019 compared to a gain of $124 million during the same period in fiscal year 2018. The loss in the second quarter of fiscal year 2019 was attributable to a loss on cross currency swaps of $55 million and pay float interest rate swaps of $39 million, partially offset by gains on pay fixed interest rate swaps of $43 million. The loss on cross currency swaps during the second quarter of fiscal year 2019 was primarily attributable to the U.S. dollar strengthening against the Euro and Sterling during the period. The gains on pay fixed interest rate swaps and losses on pay float interest rate swaps during the second quarter of fiscal year 2019 were primarily due to an increase in applicable swap rates during the period. In the Canada segment, we recognized a gain on derivative instruments of $4 million during the second quarter of fiscal year 2019 compared to a gain of $21 million during the same period in fiscal year 2018. The gains during fiscal year 2019 were due to a rise in Canadian swap rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $27 million during the second quarter of fiscal year 2019 compared to a loss of $122 million during the same period in fiscal year 2018. The gain during the second quarter of fiscal year 2019 was primarily due to the U.S. dollar strengthening against the Euro and Sterling during the period.

Income tax expense

The consolidated effective tax rate was 32.5% for the second quarter of fiscal year 2019 and 39.0% for the same period in fiscal year 2018. The decrease in the effective tax rate for the second quarter of fiscal year 2019 was primarily due to the impact of the U.S. federal corporate tax rate reduction from 35% to 21%, partially offset by the net effects of tax credits, foreign rate differential, uncertain tax positions, and state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Segment Results—Comparison of the Six Months Ended September 30, 2018 and 2017

Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Six months ended		Six months ended		Six months ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$3	$8	$3	$8
Retail	672	567	102	90	774	657
Dealer	100	76	10	8	110	84
Operating leases	2,953	2,898	612	505	3,565	3,403
Total revenues	3,725	3,541	727	611	4,452	4,152
Depreciation on operating leases	2,245	2,292	491	417	2,736	2,709
Interest expense	484	367	83	55	567	422
Net revenues	996	882	153	139	1,149	1,021
Gain on disposition of lease vehicles	77	48	17	15	94	63
Other income	27	24	5	3	32	27
Total net revenues	1,100	954	175	157	1,275	1,111
Expenses:
General and administrative expenses	202	191	27	28	229	219
Provision for credit losses	102	120	4	2	106	122
Early termination loss on operating leases	54	57	2	2	56	59
Loss on lease residual values	—	—	—	1	—	1
(Gain)/Loss on derivative instruments	317	(336)	(7)	(38)	310	(374)
(Gain)/Loss on foreign currency revaluation of debt	(274)	331	—	—	(274)	331
Income before income taxes	$699	$591	$149	$162	$848	$753

Revenues

Revenue from retail loans in the United States segment increased by $105 million, or 19%, during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in revenue was attributable to higher yields due to the rising interest rate environment and the increase in volume of retail loans with longer terms which typically have higher interest rates, and higher average outstanding balances. Revenue from retail loans in the Canada segment increased by $12 million, or 13%, during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in revenue was attributable to higher yields due to the rising interest rate environment and higher average outstanding balances.

Operating lease revenue in the United States segment increased by $55 million, or 2%, during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018. The increase was primarily attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment. Operating lease revenue in the Canada segment increased by $107 million, or 21%, during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in revenue was attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment and higher average outstanding operating lease assets.

Direct financing lease revenue, which is generated only in Canada, declined by $5 million, or 63%, during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018 due to the run-off of direct financing lease assets.

Revenue from dealer loans in the United States segment increased by $24 million, or 32%, during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018 primarily due to higher yields and higher average outstanding balances. Revenue from dealer loans in the Canada segment increased by $2 million, or 25%, primarily due to higher yields and higher average outstanding balances.

Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $92 million, or 13%, to $790 million during the first six months of fiscal year 2019 compared to $698 million during the same period in fiscal year 2018 primarily due to the increase in average subsidy payments received. As a result of the rising interest rate environment, the average amount of subsidy payments necessary for us to realize market yields on incentive programs has also been rising.

Depreciation on operating leases

Depreciation on operating leases in the United States segment decreased by $47 million, or 2%, during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018. The decrease in depreciation was primarily due to improvements in expected used vehicle values during the first six months of fiscal year 2019 as compared to the same period in fiscal year 2018. Depreciation on operating lease assets in the Canada segment increased by $74 million, or 18%, due to higher average outstanding operating lease assets.

Operating lease revenue, net of depreciation in the United States segment increased by $102 million, or 17%, during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in operating lease revenue, net of depreciation was attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment and decrease in depreciation due to improvements in expected used vehicle values. Operating lease revenue, net of depreciation in the Canada segment increased by $33 million, or 38%, during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in operating lease revenue, net of depreciation was attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment and higher average outstanding operating lease assets.

Interest expense

Interest expense in the United States segment increased by $117 million, or 32%, during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018 primarily due to higher average interest rates. Interest expense in the Canada segment increased by $28 million, or 51%, due to higher average interest rates and the increase in average outstanding debt. See “—Liquidity and Capital Resources” below for more information.

Gain on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment increased by $29 million, or 60%, during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018. The gain on disposition of lease vehicles in the Canada segment increased by $2 million, or 13%. The increases in gains were primarily the result of a higher volume of units with more favorable disposition proceeds than the assumptions that were reflected in their estimated residual values including proceeds from AHM sponsored lease termination programs in the United States. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Provision for credit losses

The provision for credit losses in the United States segment decreased by $18 million, or 15%, during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018. The decline in the provision was due to a smaller increase in the allowance for credit losses during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018 which was partially offset by an increase in net charge-offs. The provision for credit losses in the Canada segment increased by $2 million during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018. See “—Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases

Early termination losses on operating leases in the United States segment decreased by $3 million, or 5% during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018. The decrease was due to the decline in the rate of increase in actual net losses we have been realizing during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018. Early termination losses on operating leases in the Canada segment were flat during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018. See “—Financial Condition—Credit Risk” below for more information.

Gain/loss on derivative instruments

In the United States segment, we recognized a loss on derivative instruments of $317 million during the first six months of fiscal year 2019 compared to a gain of $336 million during the same period in fiscal year 2018. The loss in the first six months of fiscal year 2019 was attributable to a loss on cross currency swaps of $330 million and pay float interest rate swaps of $86 million, partially offset by gains on pay fixed interest rate swaps of $99 million. The loss on cross currency swaps during the first six months of fiscal year 2019 was primarily attributable to the U.S. dollar strengthening against the Euro and Sterling during the period. The gains on pay fixed interest rate swaps and losses on pay float interest rate swaps during the first six months of fiscal year 2019 were primarily due to an increase in applicable swap rates during the period. In the Canada segment, we recognized a gain on derivative instruments of $7 million during the first six months of fiscal year 2019 compared to a gain of $38 million during the same period in fiscal year 2018. The gains during fiscal year 2019 were due to a rise in Canadian swap rates. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt

In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $274 million during the first six months of fiscal year 2019 compared to a loss of $331 million during the same period in fiscal year 2018. The gain during the first six months of fiscal year 2019 was primarily due to the U.S. dollar strengthening against the Euro and Sterling during the period.

Income tax expense

The consolidated effective tax rate was 29.8% for the first six months of fiscal year 2019 and 37.6% for the same period in fiscal year 2018. The decrease in the effective tax rate for the first six months of fiscal year 2019 was primarily due to the impact of the U.S. federal corporate tax rate reduction from 35% to 21%, partially offset by the net effects of tax credits, foreign rate differential, uncertain tax positions, and state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition

Consumer Financing

Consumer Financing Acquisition Volumes

The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended September 30,				Six months ended September 30,
	2018		2017		2018		2017
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	131	87	126	86	253	167	245	172
Used auto	35	10	27	6	66	14	49	9
Motorcycle	19	1	18	3	38	3	39	6
Other	1	1	1	—	1	1	1	—
Total retail loans	186	99	172	95	358	185	334	187
Leases	123	110	126	107	251	224	251	215

Canada Segment
Retail loans:
New auto	19	18	21	21	37	36	42	41
Used auto	1	1	3	1	2	1	6	4
Motorcycle	2	2	2	2	5	5	5	5
Total retail loans	22	21	26	24	44	42	53	50
Leases	25	25	23	22	53	53	49	48

Consolidated
Retail loans:
New auto	150	105	147	107	290	203	287	213
Used auto	36	11	30	7	68	15	55	13
Motorcycle	21	3	20	5	43	8	44	11
Other	1	1	1	—	1	1	1	—
Total retail loans	208	120	198	119	402	227	387	237
Leases	148	135	149	129	304	277	300	263

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

Consumer Financing Penetration Rates

The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Three months ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
United States Segment
New auto	61%	57%	60%	57%
Motorcycle	37%	38%	36%	38%

Canada Segment
New auto	81%	80%	80%	79%
Motorcycle	32%	34%	31%	33%

Consolidated
New auto	63%	60%	62%	60%
Motorcycle	36%	37%	35%	37%

Consumer Financing Asset Balances

The following table summarizes our outstanding retail loan and lease asset balances and units:

	September 30,	March 31,	September 30,	March 31,
	2018	2018	2018	2018
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$24,689	$23,700	1,569	1,590
Used auto	4,232	3,685	298	268
Motorcycle	1,076	1,028	195	193
Other	49	46	4	4
Total retail loans	$30,046	$28,459	2,066	2,055
Securitized retail loans (2)	$7,788	$7,633	670	691
Investment in operating leases	$27,127	$27,040	1,295	1,301

Canada Segment
Retail loans:
New auto	$3,607	$3,463	255	245
Used auto	268	309	32	36
Motorcycle	95	86	20	19
Other	3	3	2	2
Total retail loans	$3,973	$3,861	309	302
Securitized retail loans (2)	$1,029	$1,262	81	89
Direct financing leases	$60	$141	7	15
Investment in operating leases	$5,191	$4,777	282	259

Consolidated
Retail loans:
New auto	$28,296	$27,163	1,824	1,835
Used auto	4,500	3,994	330	304
Motorcycle	1,171	1,114	215	212
Other	52	49	6	6
Total retail loans	$34,019	$32,320	2,375	2,357
Securitized retail loans (2)	$8,817	$8,895	751	780
Direct financing leases	$60	$141	7	15
Investment in operating leases	$32,318	$31,817	1,577	1,560

(1)	A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)

Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, retail loan acquisition volumes increased by 7% during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018 primarily due to the increase in non-sponsored new and used auto loan acquisition volumes. Lease acquisition volumes were flat during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018.

In the Canada segment, retail loan acquisition volumes declined by 17% during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018 primarily due to decline in retail loan incentive volumes. Lease acquisition volumes increased by 8% during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018. Outstanding direct financing lease assets continued to decline and operating lease assets continued to increase during the first six months of fiscal year 2019 as the result of our remaining direct financing leases maturing and all newly acquired leases being classified as operating leases.

Dealer Financing

Wholesale Flooring Financing Penetration Rates

The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	September 30,	March 31,
	2018	2018
United States Segment
Automobile	29%	28%
Motorcycle	97%	98%
Other	20%	21%

Canada Segment
Automobile	35%	36%
Motorcycle	95%	95%
Other	94%	95%

Consolidated
Automobile	30%	30%
Motorcycle	97%	97%
Other	23%	23%

Wholesale Flooring Financing Percentage of Sales

The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
United States Segment
Automobile	28%	28%	28%	28%
Motorcycle	98%	98%	98%	97%
Other	9%	13%	10%	11%

Canada Segment
Automobile	33%	31%	32%	31%
Motorcycle	92%	94%	92%	93%
Other	96%	96%	96%	96%

Consolidated
Automobile	28%	28%	29%	29%
Motorcycle	97%	97%	97%	97%
Other	11%	15%	14%	14%

Dealer Financing Asset Balances

The following table summarizes our outstanding dealer financing asset balances and units:

	September 30,	March 31,	September 30,	March 31,
	2018	2018	2018	2018
	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,700	$3,075	95	113
Motorcycle	680	738	88	100
Other	57	60	50	67
Total wholesale flooring loans	$3,437	$3,873	233	280
Commercial loans	$1,064	$978

Canada Segment
Wholesale flooring loans:
Automobile	$389	$452	14	18
Motorcycle	74	98	9	13
Other	26	29	25	31
Total wholesale flooring loans	$489	$579	48	62
Commercial loans	$64	$65

Consolidated
Wholesale flooring loans:
Automobile	$3,089	$3,527	109	131
Motorcycle	754	836	97	113
Other	83	89	75	98
Total wholesale flooring loans	$3,926	$4,452	281	342
Commercial loans	$1,128	$1,043

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.

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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the three months ended		As of or for the six months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$177	$129	$173	$124
Provision for credit losses	50	74	82	105
Charge-offs, net of recoveries	(43)	(42)	(71)	(68)
Allowance for credit losses at end of period	$184	$161	$184	$161
Allowance as a percentage of ending receivable balance (1)			0.52%	0.50%
Charge-offs as a percentage of average receivable balance (1), (4)	0.49%	0.51%	0.41%	0.42%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$110	$81
As a percentage of ending receivable balance (1), (2)			0.31%	0.25%
Operating leases:
Early termination loss on operating leases	$38	$41	$54	$57
Provision for past due operating lease rental payments (3)	10	9	20	15

Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$6	$9	$6	$9
Provision for credit losses	2	—	4	2
Charge-offs, net of recoveries	(1)	(2)	(3)	(4)
Effect of translation adjustment	—	1	—	1
Allowance for credit losses at end of period	$7	$8	$7	$8
Allowance as a percentage of ending receivable balance (1)			0.16%	0.16%
Charge-offs as a percentage of average receivable balance (1), (4)	0.12%	0.16%	0.12%	0.16%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$6	$9
As a percentage of ending receivable balance (1), (2)			0.13%	0.17%
Operating leases:
Early termination loss on operating leases	$1	$1	$2	$2
Provision for past due operating lease rental payments (3)	—	—	—	—

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$183	$138	$179	$133
Provision for credit losses	52	74	86	107
Charge-offs, net of recoveries	(44)	(44)	(74)	(72)
Effect of translation adjustment	—	1	—	1
Allowance for credit losses at end of period	$191	$169	$191	$169
Allowance as a percentage of ending receivable balance (1)			0.48%	0.45%
Charge-offs as a percentage of average receivable balance (1), (4)	0.45%	0.47%	0.37%	0.39%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$116	$90
As a percentage of ending receivable balance (1), (2)			0.29%	0.24%
Operating leases:
Early termination loss on operating leases	$39	$42	$56	$59
Provision for past due operating lease rental payments (3)	10	9	20	15

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

(3)	Provisions for past due operating lease rental payments are also included in total provision for credit losses in our consolidated statements of income.
(4)	Percentages for the six months ended September 30, 2018 and 2017 have been annualized.

In the United States segment, the provision for credit losses on our finance receivables was $82 million during the first six months of fiscal year 2019 compared to $105 million during the same period in fiscal year 2018. The decline in the provision was due to a smaller increase in the allowance for credit losses during the first six months of fiscal year 2019 compared to the same period in fiscal year 2018 which was partially offset by an increase in net charge-offs. Although net charge-offs during the first six months of fiscal year 2019 were higher compared to the same period in fiscal year 2018, which continues the trend of increasing charge-offs that we have been experiencing since fiscal year 2016, the rate of increase was lower than prior years. The increasing trend in charge-offs was primarily due to the increase in the volume of retail loans with longer terms which typically have higher loan-to-value ratios and, as a result, higher loss severities. The increasing trend in charge-offs was also the result of higher charge-off frequencies due to the increase in the volume of retail loans in our lowest credit grade tier and used auto loans. We recognized early termination losses on operating lease assets of $54 million during the first six months of fiscal year 2019 compared to $57 million during the same period in fiscal year 2018. The rate of increase in actual net losses we have been realizing declined during the first six months of the current fiscal year compared to prior years. As a result, the increase to the estimated early termination losses we recognized during the first six months of fiscal year 2019 was lower compared to the same period in fiscal year 2018. During the first six months of fiscal year 2019, there was an increase in the frequency of lessee defaults which was partially offset by lower loss severities on early terminations. The increase in lessee defaults contributed to the increase in provision for credit losses on past due rental payments.

In the Canada segment, the provision for credit losses on our finance receivables was $4 million during the first six months of fiscal year 2019, compared to $2 million during the same period in fiscal year 2018. Early termination losses on operating lease assets was $2 million during the first six months of fiscal year 2019, which was flat compared to the same period in fiscal year 2018.

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

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first six months of fiscal year 2019 or the same period in fiscal year 2018.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	81	69	163	141
Sales through auctions and dealer direct programs (3)	44	43	89	91
Total termination units	125	112	252	232

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	15	11	34	25
Sales through auctions and dealer direct programs (3)	1	2	3	4
Total termination units	16	13	37	29

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	96	80	197	166
Sales through auctions and dealer direct programs (3)	45	45	92	95
Total termination units	141	125	289	261

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.

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

The summary of outstanding debt presented in the tables below in this section “—Liquidity and Capital Resources” as of September 30, 2018 and March 31, 2018 includes foreign currency denominated debt which was translated into U.S. dollars using the relevant exchange rates as of September 30, 2018 and March 31, 2018, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the reader’s convenience based on the exchange rate on September 30, 2018 of 1.2908 per U.S. dollar. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt

The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average
			contractual interest rate
	September 30,	March 31,	September 30,	March 31,
	2018	2018	2018	2018
	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$3,971	$4,437	2.26%	1.91%
Bank loans	3,895	4,393	2.96%	2.52%
Private MTN program	1,698	1,698	5.40%	5.40%
Public MTN program	23,287	21,398	2.13%	1.92%
Euro MTN programme	1,026	1,111	2.02%	1.95%
Total unsecured debt	33,877	33,037
Secured debt	7,334	7,521	2.09%	1.68%
Total debt	$41,211	$40,558

Canada Segment
Unsecured debt:
Commercial paper	$897	$730	1.85%	1.55%
Related party debt	775	1,085	1.93%	1.64%
Bank loans	1,102	1,026	2.53%	2.27%
Other debt	3,751	3,250	2.51%	2.20%
Total unsecured debt	6,525	6,091
Secured debt	979	1,212	2.33%	2.09%
Total debt	$7,504	$7,303

Consolidated
Unsecured debt:
Commercial paper	$4,868	$5,167	2.18%	1.86%
Related party debt	775	1,085	1.93%	1.64%
Bank loans	4,997	5,419	2.87%	2.48%
Private MTN program	1,698	1,698	5.40%	5.40%
Public MTN program	23,287	21,398	2.13%	1.92%
Euro MTN programme	1,026	1,111	2.02%	1.95%
Other debt	3,751	3,250	2.51%	2.20%
Total unsecured debt	40,402	39,128
Secured debt	8,313	8,733	2.11%	1.74%
Total debt	$48,715	$47,861

Commercial Paper

As of September 30, 2018, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.5 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the six months ended September 30, 2018, consolidated commercial paper month-end outstanding principal balances ranged from $5.0 billion to $5.7 billion.

Related Party Debt

HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days.

Bank Loans

During the six months ended September 30, 2018, AHFC did not enter into any term loan agreements and HCFI entered into a C$350 million ($271 million) 2-year term loan agreement. As of September 30, 2018, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $39 million to $600 million. As of September 30, 2018, the remaining maturities of all bank loans outstanding ranged from 360 days to approximately 6.0 years. The weighted average remaining maturities on all bank loans was 2.4 years as of September 30, 2018.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of September 30, 2018, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.

Medium Term Note (MTN) Programs

Private MTN Program

AHFC no longer issues MTNs under its Rule 144A Private MTN Program. As of September 30, 2018, the remaining maturities of Private MTNs outstanding did not exceed 3.0 years. Private MTNs were issued pursuant to the terms of an issuing and paying agency agreement, which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of September 30, 2018, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.

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

The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the six months ended September 30, 2018, AHFC issued $2.7 billion aggregate principal amount of U.S. dollar denominated floating rate MTNs and $1.0 billion aggregate principal amount of U.S. dollar denominated fixed rate notes, with original maturities between 10 months and 5.0 years. The weighted average remaining maturities of all Public MTNs was 2.2 years as of September 30, 2018.

The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of September 30, 2018, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme

The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. As of September 30, 2018, the remaining maturities of Euro MTNs outstanding under this program did not exceed 4.4 years. Euro MTNs were issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2018, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	September 30,	March 31,
	2018	2018
	(U.S. dollars in millions)
U.S. dollar	$21,791	$19,717
Euro	3,415	3,623
Sterling	779	839
Japanese yen	26	28
Total	$26,011	$24,207

Other Debt

HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the six months ended September 30, 2018, HCFI entered into private placement transactions for C$1.1 billion ($813 million). As of September 30, 2018, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 64 days to approximately 6.6 years. The weighted average remaining maturities of these notes was 3.2 years as of September 30, 2018.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2018, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

Secured Debt

Asset-Backed Securities

We enter into securitization transactions for funding purposes. Securitization transactions involve transferring pools of retail loans to trusts. The trusts are special-purpose entities that we establish to accommodate securitization structures. Securitization trusts have the limited purpose of acquiring assets, issuing asset-backed securities, and making payments on the securities. Assets transferred to securitization trusts are considered legally isolated from us and the claims of our creditors. We continue to service the retail loans transferred to the trusts. Investors in the notes issued by a trust only have recourse to the assets of such trust and do not have recourse to the assets of AHFC, HCFI, or our other subsidiaries or to other trusts.

Our securitizations are structured to provide credit enhancements to investors in the notes issued by the trusts. Credit enhancements can include the following:

●	Subordinated certificates— which are securities issued by the trusts that are retained by us and are subordinated in priority of payment to the notes.
●	Overcollateralization— which occurs when the principal balance of securitized assets exceed the balance of securities issued by the trust.
●	Excess interest— which allows excess interest collections to be used to cover losses on defaulted loans.
●	Reserve funds— which are restricted cash accounts held by the trusts to cover shortfalls in payments of interest and principal required to be paid on the notes.
●	Yield supplement accounts— which are restricted cash accounts held by the trusts to supplement interest payments on notes.

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

During the six months ended September 30, 2018, we issued notes through asset-backed securitizations totaling $2.0 billion, which were secured by consumer finance receivables with an initial principal balance of $2.7 billion.

Credit Agreements

Syndicated Bank Credit Facilities

AHFC maintains a $3.5 billion 364-day credit agreement, which expires on March 1, 2019, a $2.1 billion three-year credit agreement, which expires on March 3, 2021, and a $1.4 billion five-year credit agreement, which expires on March 3, 2023. As of September 30, 2018, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$1.6 billion ($1.2 billion) credit agreement which provides that HCFI may borrow up to C$800 million ($620 million) on a one-year and up to C$800 million ($620 million) on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2019 and the five-year tranche of the credit agreement expires on March 24, 2023. As of September 30, 2018, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI, respectively, to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of September 30, 2018, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.

Other Credit Agreements

AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of September 30, 2018, no amounts were drawn upon under these agreements. These agreements expire in September 2019.

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

●

cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

●

ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of September 30, 2018 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of $5 million and $6 million during the three months ended September 30, 2018 and 2017, respectively, and $11 million during both the six months ended September 30, 2018 and 2017, respectively, pursuant to these support compensation agreements.

Indebtedness of Consolidated Subsidiaries

As of September 30, 2018, AHFC and its consolidated subsidiaries had $57.3 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $16.4 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

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

Contractual Obligations

The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending September 30,
	Total	2019	2020	2021	2022	2023	Thereafter
	(U.S. dollars in millions)
Unsecured debt obligations (1)	$40,481	$15,977	$9,341	$5,159	$3,367	$4,092	$2,545
Secured debt obligations (1)	8,326	4,335	2,490	1,265	236	—	—
Interest payments on debt (2)	2,351	902	604	353	204	134	154
Operating lease obligations	74	9	10	10	9	8	28
Total	$51,232	$21,223	$12,445	$6,787	$3,816	$4,234	$2,727

(1)

Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of September 30, 2018.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of September 30, 2018.

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

Dealer finance receivables are individually evaluated for impairment when specifically identified as impaired. Dealer finance receivables are considered impaired when it is probable that we will be unable to collect all amounts due according to the original terms of the loan. Our determination of whether dealer loans are impaired is based on evaluations of dealership payment history, financial condition, their ability to perform under the terms of the loans, and collateral values as applicable. Dealer loans that have not been specifically identified as impaired are collectively evaluated for impairment.

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

Sensitivity Analysis

If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve-month period ended September 30, 2018, our provision for credit losses would have increased by approximately $36 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve-month period ended September 30, 2018, we would have recognized an additional $20 million in early termination losses in our consolidated statement of income during the period.

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

Sensitivity Analysis

If future estimated auction values for all outstanding operating leases as of September 30, 2018 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $70 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $10 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of September 30, 2018. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2018, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 8, 2018

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)