Form 10-Q
period 2018-12-31
AMERICAN HONDA FINANCE CORP
filed 2019-02-07
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of January 31, 2019, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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
For the quarter ended December 31, 2018

i

Cautionary Statement Regarding Forward-Looking Statements
Certain statements included herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “scheduled,” or “anticipates” or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. In addition, all information included herein with respect to projected or future results of operations, cash flows, financial condition, financial performance, or other financial or statistical matters constitute forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and that may be incapable of being realized. The following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements:

•	declines in the financial condition or performance of Honda Motor Co., Ltd. or the sales of Honda or Acura products;

•	changes in economic and general business conditions, both domestically and internationally, including changes in international trade policy;

•	fluctuations in interest rates and currency exchange rates;

•	the failure of our customers, dealers or counterparties to meet the terms of any contracts with us, or otherwise fail to perform as agreed;

•	our inability to recover the estimated residual value of leased vehicles at the end of their lease terms;

•	changes or disruption in our funding sources or access to the capital markets;

•
changes in our, or Honda Motor Co., Ltd.’s, credit ratings, including, for example, S&P Global Ratings downgrade of the credit rating of Honda Motor Co., Ltd.'s and its subsidiaries, including us, on February 6, 2019;

•	increases in competition from other financial institutions seeking to increase their share of financing of Honda and Acura products;

•	changes in laws and regulations, including the result of financial services legislation, and related costs;

•	changes in accounting standards;

•	a failure or interruption in our operations; and

•	a security breach or cyber attack.
Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the Securities and Exchange Commission on June 21, 2018. Readers of this Quarterly Report should review the information contained in that report, and in any subsequent reports that we file with the Securities and Exchange Commission as such risks and uncertainties may be amended, supplemented or superseded from time to time. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share amounts)

	December 31, 2018	March 31, 2018
Assets
Cash and cash equivalents	$811	$783
Finance receivables, net	39,504	37,956
Investment in operating leases, net	32,193	31,817
Due from Parent and affiliated companies	158	139
Income taxes receivable	2	16
Vehicles held for disposition	210	231
Other assets	1,036	934
Derivative instruments	455	750
Total assets	$74,369	$72,626
Liabilities and Equity
Debt	$48,578	$47,861
Due to Parent and affiliated companies	125	87
Accrued interest expense	190	146
Income taxes payable	128	105
Deferred income taxes	6,232	6,035
Other liabilities	1,414	1,382
Derivative instruments	501	414
Total liabilities	57,168	56,030
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of December 31, 2018 and March 31, 2018	1,366	1,366
Retained earnings	15,083	14,449
Accumulated other comprehensive loss	(139)	(85)
Total shareholder’s equity	16,310	15,730
Noncontrolling interest in subsidiary	891	866
Total equity	17,201	16,596
Total liabilities and equity	$74,369	$72,626

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	December 31, 2018	March 31, 2018
Finance receivables, net	$9,012	$8,895
Vehicles held for disposition	4	4
Other assets	566	452
Total assets	$9,582	$9,351
Secured debt	$8,706	$8,733
Accrued interest expense	8	6
Total liabilities	$8,714	$8,739

 See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Revenues:
Direct financing leases	$—	$3	$3	$11
Retail	415	353	1,189	1,010
Dealer	59	44	169	128
Operating leases	1,826	1,740	5,391	5,143
Total revenues	2,300	2,140	6,752	6,292
Depreciation on operating leases	1,376	1,378	4,112	4,087
Interest expense	303	229	870	651
Net revenues	621	533	1,770	1,554
Gain on disposition of lease vehicles	24	8	118	71
Other income	19	14	51	41
Total net revenues	664	555	1,939	1,666
Expenses:
General and administrative expenses	109	106	338	325
Provision for credit losses	75	65	181	187
Early termination loss on operating leases	22	22	78	81
Loss on lease residual values	—	1	—	2
(Gain)/Loss on derivative instruments	106	(62)	416	(436)
(Gain)/Loss on foreign currency revaluation of debt	(63)	53	(337)	384
Total expenses	249	185	676	543
Income before income taxes	415	370	1,263	1,123
Income tax expense/(benefit)	67	(3,000)	320	(2,717)
Net income	348	3,370	943	3,840
Less: Net income attributable to noncontrolling interest	22	21	74	78
Net income attributable to American Honda Finance Corporation	$326	$3,349	$869	$3,762
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Net income	$348	$3,370	$943	$3,840
Other comprehensive income:
Foreign currency translation adjustment	(103)	(12)	(103)	94
Comprehensive income	245	3,358	840	3,934
Less: Comprehensive income/(loss) attributable to noncontrolling interest	(27)	16	25	123
Comprehensive income attributable to American Honda Finance Corporation	$272	$3,342	$815	$3,811

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive loss	Common stock	Noncontrolling interest
Balance at March 31, 2017	$12,786	$10,787	$(110)	$1,366	$743
Net income	3,840	3,762	—	—	78
Other comprehensive income	94	—	49	—	45
Dividends declared	(141)	(141)	—	—	—
Balance at December 31, 2017	$16,579	$14,408	$(61)	$1,366	$866

Balance at March 31, 2018	$16,596	$14,449	$(85)	$1,366	$866
Net income	943	869	—	—	74
Other comprehensive loss	(103)	—	(54)	—	(49)
Dividends declared	(235)	(235)	—	—	—
Balance at December 31, 2018	$17,201	$15,083	$(139)	$1,366	$891

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Nine months ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$943	$3,840
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	81	(44)
Loss on lease residual values and provision for credit losses	181	189
Early termination loss on operating leases and impairment on operating leases	78	81
Depreciation and amortization	4,121	4,095
Accretion of unearned subsidy income	(1,210)	(1,075)
Amortization of deferred dealer participation and other deferred costs	252	237
Gain on disposition of lease vehicles and fixed assets	(118)	(71)
Deferred income taxes	214	(2,644)
Changes in operating assets and liabilities:
Income taxes receivable/payable	35	(57)
Other assets	(40)	(21)
Accrued interest/discounts on debt	51	51
Other liabilities	61	52
Due to/from Parent and affiliated companies	16	78
Net cash provided by operating activities	4,665	4,711
Cash flows from investing activities:
Finance receivables acquired	(14,368)	(13,899)
Principal collected on finance receivables	12,007	11,698
Net change in wholesale loans	150	183
Purchase of operating lease vehicles	(11,966)	(11,124)
Disposal of operating lease vehicles	6,991	6,280
Cash received for unearned subsidy income	1,490	1,350
Other investing activities, net	(4)	(43)
Net cash used in investing activities	(5,700)	(5,555)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Nine months ended December 31,
Cash flows from financing activities:	2018	2017
Proceeds from issuance of commercial paper	$23,289	$26,573
Paydown of commercial paper	(22,254)	(25,223)
Proceeds from issuance of short-term debt	1,100	381
Paydown of short-term debt	(300)	—
Proceeds from issuance of related party debt	2,984	3,186
Paydown of related party debt	(3,293)	(3,345)
Proceeds from issuance of medium term notes and other debt	5,365	5,033
Paydown of medium term notes and other debt	(5,492)	(5,474)
Proceeds from issuance of secured debt	3,514	3,508
Paydown of secured debt	(3,493)	(3,624)
Dividends paid	(235)	(141)
Net cash provided by financing activities	1,185	874
Effect of exchange rate changes on cash and cash equivalents	(8)	3
Net increase in cash and cash equivalents	142	33
Cash and cash equivalents and restricted cash at beginning of period	1,226	1,142
Cash and cash equivalents and restricted cash at end of period	$1,368	$1,175
Supplemental disclosures of cash flow information:
Interest paid	$594	$567
Income taxes paid/(received)	$39	$(11)

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	December 31,
	2018	2017
Cash and cash equivalents	$811	$774
Restricted cash included in other assets (1)	557	401
Total	$1,368	$1,175
---------------------------------------------------------

(1)	Restricted cash balances relate primarily to securitization arrangements (Note 9).

See accompanying notes to consolidated financial statements

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(1) Interim Information

(a) Organizational Structure
American Honda Finance Corporation (AHFC) is a wholly-owned subsidiary of American Honda Motor Co., Inc. (AHM or the Parent). Honda Canada Finance Inc. (HCFI) is a majority-owned subsidiary of AHFC. Noncontrolling interest in HCFI is held by Honda Canada Inc. (HCI), an affiliate of AHFC. AHM is a wholly-owned subsidiary and HCI is an indirect wholly-owned subsidiary of Honda Motor Co., Ltd. (HMC). AHM and HCI are the sole authorized distributors of Honda and Acura products, including motor vehicles, parts and accessories in the United States and Canada.
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
Effective April 1, 2018, the Company adopted Accounting Standard Update (ASU) 2014-09 and the subsequent ASUs that modified ASU 2014-09, which have been codified in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The Company’s primary sources of revenue are from lease and loan contracts, which are not within the scope of ASC 606 as they are within the scope of other accounting standards. All of the Company’s other revenue sources that are within the scope of ASC 606 are insignificant, with the exception of revenue from Vehicle Service Contract Administration. The adoption of this standard did not change the timing or amount of revenue from Vehicle Service Contract Administration, see Note 6—Transactions Involving Related Parties. Gains or losses related to the sale of lease vehicles are within the scope of ASC 610-20. The adoption of this standard did not have an impact on the timing or amount of gains or losses from the disposition of lease vehicles. ASU 2014-09 was adopted using the modified retrospective transition method. The adoption of this standard did not require any adjustments to opening retained earnings as of April 1, 2018.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in ASC 840, Leases. The new standard will require the Company to record right-of-use assets and lease liabilities for the current operating leases as a lessee. The Company anticipates that adoption of this standard will require the present value of all future minimum lease payments to be made by the Company to be included in the Company’s consolidated balance sheets. The Company has $72 million of future minimum lease payments to be made as of December 31, 2018. The Company is identifying contracts that are or may contain lease arrangements as a lessee and continues to evaluate the application of this standard to those contracts. Lessor accounting remains largely unchanged from current GAAP. The Company continues to evaluate the application of this standard as a lessor. The FASB has also issued other updates to ASU 2016-02 with targeted improvements and clarification. All the amendments are effective for the Company beginning April 1, 2019. Early adoption is permitted. The Company plans to adopt the new guidance effective April 1, 2019.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(2) Finance Receivables
Finance receivables consisted of the following:

	December 31, 2018
	Lease	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$44	$34,873	$5,451	$40,368
Allowance for credit losses	—	(188)	(8)	(196)
Write-down of lease residual values	(3)	—	—	(3)
Unearned interest income and fees	—	—	—	—
Deferred dealer participation and other deferred costs	—	430	—	430
Unearned subsidy income	(1)	(1,094)	—	(1,095)
Finance receivables, net	$40	$34,021	$5,443	$39,504

	March 31, 2018
	Lease	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$154	$33,140	$5,495	$38,789
Allowance for credit losses	—	(179)	—	(179)
Write-down of lease residual values	(9)	—	—	(9)
Unearned interest income and fees	(2)	—	—	(2)
Deferred dealer participation and other deferred costs	—	396	—	396
Unearned subsidy income	(2)	(1,037)	—	(1,039)
Finance receivables, net	$141	$32,320	$5,495	$37,956

Finance receivables include retail loans with a principal balance of $9.3 billion and $9.1 billion as of December 31, 2018 and March 31, 2018, respectively, which have been transferred to securitization trusts and are considered to be legally isolated but do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.
The uninsured portions of the direct financing lease residual values were $12 million and $35 million at December 31, 2018 and March 31, 2018, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $12 million and $13 million for the three months ended December 31, 2018 and 2017, respectively, and $52 million and $46 million for the nine months ended December 31, 2018 and 2017, respectively.
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
There were no modifications to dealer loans that constituted troubled debt restructurings during the nine months ended December 31, 2018 and 2017.
The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the nine months ended December 31, 2018 and 2017. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables, excluding the provisions related to past due operating leases:

	Three and nine months ended December 31, 2018
	Lease	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance, October 1, 2018	$—	$191	$—	$191
Provision	—	56	8	64
Charge-offs	—	(80)	—	(80)
Recoveries	—	21	—	21
Effect of translation adjustment	—	—	—	—
Ending balance, December 31, 2018	$—	$188	$8	$196

Beginning balance, April 1, 2018	$—	$179	$—	$179
Provision	—	143	7	150
Charge-offs	—	(200)	—	(200)
Recoveries	—	66	1	67
Effect of translation adjustment	—	—	—	—
Ending balance, December 31, 2018	$—	$188	$8	$196

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$8	$8
Collectively evaluated for impairment	—	188	—	188
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$178	$178
Collectively evaluated for impairment	43	34,209	5,273	39,525

	Three and nine months ended December 31, 2017
	Lease	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance, October 1, 2017	$—	$167	$2	$169
Provision	—	56	—	56
Charge-offs	—	(66)	—	(66)
Recoveries	—	19	—	19
Effect of translation adjustment	—	—	—	—
Ending balance, December 31, 2017	$—	$176	$2	$178

Beginning balance, April 1, 2017	$1	$132	$—	$133
Provision	—	161	2	163
Charge-offs	(1)	(175)	—	(176)
Recoveries	—	57	—	57
Effect of translation adjustment	—	1	—	1
Ending balance, December 31, 2017	$—	$176	$2	$178

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$2	$2
Collectively evaluated for impairment	—	176	—	176
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$4	$4
Collectively evaluated for impairment	$200	$32,690	$4,926	$37,816

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Delinquencies
The following is an aging analysis of past due finance receivables:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
December 31, 2018
Retail loans:
New auto	$270	$66	$18	$354	$28,004	$28,358
Used and certified auto	91	23	6	120	4,494	4,614
Motorcycle and other	16	5	3	24	1,213	1,237
Total retail	377	94	27	498	33,711	34,209
Direct financing leases	1	—	—	1	42	43
Dealer loans:
Wholesale flooring	3	2	18	23	4,254	4,277
Commercial loans	—	—	16	16	1,158	1,174
Total dealer loans	3	2	34	39	5,412	5,451
Total finance receivables	$381	$96	$61	$538	$39,165	$39,703

March 31, 2018
Retail loans:
New auto	$188	$35	$10	$233	$27,034	$27,267
Used and certified auto	59	11	2	72	3,967	4,039
Motorcycle and other	10	3	2	15	1,178	1,193
Total retail	257	49	14	320	32,179	32,499
Direct financing leases	2	—	—	2	148	150
Dealer loans:
Wholesale flooring	2	1	2	5	4,447	4,452
Commercial loans	—	—	—	—	1,043	1,043
Total dealer loans	2	1	2	5	5,490	5,495
Total finance receivables	$261	$50	$16	$327	$37,817	$38,144

Credit Quality Indicators
Retail Loan and Direct Financing Lease Portfolio Segments
The Company utilizes proprietary credit scoring systems to evaluate the credit risk of applicants for retail loans and leases. These systems assign internal credit scores based on various factors including the applicant’s credit bureau information and contract terms. The internal credit score provides the primary basis for credit decisions when acquiring retail loan and lease contracts. Internal credit scores are determined only at the time of origination and are not reassessed during the life of the contract.
Subsequent to origination, collection experience provides an indication of the credit quality of consumer finance receivables. The likelihood of accounts charging off is significantly higher once an account becomes 60 days delinquent. Accounts that are current or less than 60 days past due are considered to be performing. Accounts that are 60 days or more past due are considered to be nonperforming. The table below presents the Company’s portfolio of retail loans and direct financing leases by this credit quality indicator:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Retail new auto loans	Retail used and certified auto loans	Retail motorcycle and other loans	Direct financing lease	Total consumer finance receivables

	(U.S. dollars in millions)
December 31, 2018
Performing	$28,274	$4,585	$1,229	$43	$34,131
Nonperforming	84	29	8	—	121
Total	$28,358	$4,614	$1,237	$43	$34,252

March 31, 2018
Performing	$27,222	$4,026	$1,188	$150	$32,586
Nonperforming	45	13	5	—	63
Total	$27,267	$4,039	$1,193	$150	$32,649

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

	December 31, 2018			March 31, 2018
	Wholesale flooring	Commercial loans	Total	Wholesale flooring	Commercial loans	Total

	(U.S. dollars in millions)
Group A	$2,585	$772	$3,357	$2,791	$684	$3,475
Group B	1,692	402	2,094	1,661	359	2,020
Total	$4,277	$1,174	$5,451	$4,452	$1,043	$5,495

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(3) Investment in Operating Leases
Investment in operating leases consisted of the following:

	December 31, 2018	March 31, 2018

	(U.S. dollars in millions)
Operating lease vehicles	$42,073	$41,285
Accumulated depreciation	(8,375)	(8,169)
Deferred dealer participation and other deferred costs	117	117
Unearned subsidy income	(1,507)	(1,317)
Estimated early termination losses	(115)	(99)
Investment in operating leases, net	$32,193	$31,817

The Company recognized $22 million of estimated early termination losses due to lessee defaults for both the three months ended December 31, 2018 and 2017. Actual net losses realized for the three months ended December 31, 2018 and 2017 totaled $26 million and $22 million, respectively. The Company recognized $78 million and $81 million of estimated early termination losses due to lessee defaults for the nine months ended December 31, 2018 and 2017, respectively. Actual net losses realized for the nine months ended December 31, 2018 and 2017 totaled $62 million and $57 million, respectively.
Included in the provision for credit losses for the three months ended December 31, 2018 and 2017 are provisions related to past due receivables on operating leases in the amounts of $11 million and $9 million, respectively. Included in the provision for credit losses for the nine months ended December 31, 2018 and 2017 are provisions related to past due receivables on operating leases in the amounts of $31 million and $24 million, respectively.
No impairment losses due to declines in estimated residual values were recognized during the three and nine months ended December 31, 2018 and 2017.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(4) Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate		Contractual interest rate ranges
	December 31, 2018	March 31, 2018	December 31, 2018	March 31, 2018	December 31, 2018	March 31, 2018

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$6,165	$5,167	2.52%	1.86%	1.86 - 2.76%	1.07 - 2.21%
Related party debt	733	1,085	2.17%	1.64%	1.99 - 2.31%	1.43 - 1.72%
Bank loans	4,939	5,419	3.16%	2.48%	2.55 - 3.65%	2.02 - 3.15%
Private MTN program	998	1,698	3.84%	5.40%	3.80 - 3.88%	3.80 - 7.63%
Public MTN program	22,785	21,398	2.31%	1.92%	0.09 - 3.63%	0.07 - 3.50%
Euro MTN programme	886	1,111	1.89%	1.95%	1.88 - 2.23%	1.88 - 2.33%
Other debt	3,366	3,250	2.57%	2.20%	1.63 - 3.44%	1.63 - 2.76%
Total unsecured debt	39,872	39,128
Secured debt	8,706	8,733	2.34%	1.74%	1.16 - 3.30%	1.04 - 2.83%
Total debt	$48,578	$47,861

As of December 31, 2018, the outstanding principal balance of long-term debt with floating interest rates totaled $12.9 billion, long-term debt with fixed interest rates totaled $27.5 billion, and short-term debt totaled $8.3 billion. As of March 31, 2018, the outstanding principal balance of long-term debt with floating interest rates totaled $13.2 billion, long-term debt with fixed interest rates totaled $27.8 billion, and short-term debt totaled $7.0 billion.
Commercial Paper
As of December 31, 2018 and March 31, 2018, the Company had commercial paper programs that provide the Company with available funds of up to $8.5 billion and $8.6 billion, respectively, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $5.5 billion and $5.6 billion during the nine months ended December 31, 2018 and 2017, respectively. The maximum balance outstanding at any month-end during the nine months ended December 31, 2018 and 2017 was $6.2 billion and $6.0 billion, respectively.
Related Party Debt
HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. HCFI incurred interest expense on these notes totaling $4 million for both the three months ended December 31, 2018 and 2017, and $12 million and $10 million for the nine months ended December 31, 2018 and 2017, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Bank Loans
Outstanding bank loans at December 31, 2018 were either short-term or long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of December 31, 2018 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.
Medium Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of December 31, 2018 were long-term, with fixed interest rates, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.
Public MTN Program
In August 2016, AHFC filed a registration statement with the SEC under which it may issue from time to time up to $30 billion aggregate principal amount of Public MTNs. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under this program as of December 31, 2018 were either long-term or short-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program as of December 31, 2018 were long-term with fixed interest rates. Notes under this program were issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of December 31, 2018 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing securitization trusts. Notes outstanding as of December 31, 2018 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying receivables. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $3.5 billion 364-day credit agreement, which expires on March 1, 2019, a $2.1 billion three-year credit agreement, which expires on March 3, 2021, and a $1.4 billion five-year credit agreement, which expires on March 3, 2023. As of December 31, 2018, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

HCFI maintains a $1.2 billion credit agreement, which provides that HCFI may borrow up to $587 million on a one-year and up to $587 million on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2019 and the five-year tranche of the credit agreement expires on March 24, 2023. As of December 31, 2018, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of December 31, 2018, no amounts were drawn upon under these agreements. These agreements expire in September 2019.

(5) Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 13 regarding the valuation of derivative instruments.

	December 31, 2018			March 31, 2018
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$55,249	$357	$270	$56,043	$465	$342
Cross currency swaps	4,310	98	231	4,310	285	72
Gross derivative assets/liabilities		455	501		750	414
Counterparty netting adjustment and collateral		(333)	(331)		(372)	(371)
Net derivative assets/liabilities		$122	$170		$378	$43

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017

	(U.S. dollars in millions)
Interest rate swaps	$(25)	$23	$(5)	$87
Cross currency swaps	(81)	39	(411)	349
Total gain/(loss) on derivative instruments	$(106)	$62	$(416)	$436

The fair value of derivative instruments is subject to the fluctuations in market interest rates and foreign currency exchange rates. Since the Company has elected not to apply hedge accounting, the volatility in the changes in fair value of these derivative instruments is recognized in earnings. All settlements of derivative instruments are presented within cash flows from operating activities in the consolidated statements of cash flows.
These derivative instruments also contain an element of credit risk in the event the counterparties are unable to meet the terms of the agreements. However, the Company minimizes the risk exposure by limiting the counterparties to major financial institutions that meet established credit guidelines. In the event of default, all counterparties are subject to legally enforceable master netting agreements. In Canada, HCFI is a party to credit support agreements that require posting of cash collateral to mitigate counterparty credit risk on derivative positions.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(6) Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended December 31,		Nine months ended December 31,
Income Statement	2018	2017	2018	2017

	(U.S. dollars in millions)
Revenue:
Subsidy income	$414	$369	$1,204	$1,067
Interest expense:
Related party debt	4	4	12	10
Other income, net:
VSC administration fees	28	28	82	81
Support Service Fee	(9)	(7)	(26)	(21)
General and administrative expenses:
Support Compensation Agreement fees	6	5	17	16
Benefit plan expenses	3	3	8	8
Shared services	13	15	50	46

Balance Sheet	December 31, 2018	March 31, 2018

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(1,086)	$(1,030)
Investment in operating leases, net:
Unearned subsidy income	(1,503)	(1,313)
Due from Parent and affiliated companies	158	139
Liabilities:
Debt:
Related party debt	$733	$1,085
Due to Parent and affiliated companies	125	87
Accrued interest expense:
Related party debt	2	3
Other liabilities:
VSC unearned administrative fees	393	396
Accrued benefit expenses	63	71

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
Benefit Plans
The Company participates in various employee benefit plans that are sponsored by AHM and HCI. The allocated benefit plan expenses are included in general and administrative expenses.
Income taxes
The Company’s U.S. income taxes are recognized on a modified separate return basis pursuant to an intercompany income tax allocation agreement with AHM. Income tax related items are not included in the tables above. Refer to Note 7 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Other
AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During both the three months ended December 31, 2018 and 2017, the Company recognized $3 million, and during the nine months ended December 31, 2018 and 2017, the Company recognized $12 million and $14 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.
The majority of the amounts due from the Parent and affiliated companies at December 31, 2018 and March 31, 2018 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at December 31, 2018 and March 31, 2018 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
In April 2017, the Company sold all issued and outstanding common stock of its wholly-owned subsidiary American Honda Service Contract Corporation (AHSCC) to AHM for $36 million, which was equal to AHSCC’s total equity as of March 31, 2017. AHSCC was not material to the Company’s operations.
In July 2018 and July 2017, AHFC declared and paid cash dividends of $235 million and $141 million, respectively, to its parent, AHM.

(7) Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The primary impact on the effective tax rate is the reduction of the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018.
The Company adopted Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the tax effects of the Tax Act in the Company’s interim quarter ended December 31, 2017 to record re-measurement of deferred taxes and a one-time deemed repatriation transition tax (Transition Tax). As of March 31, 2018, the Company completed the accounting for the effect of re-measurement of deferred taxes at the new 21% tax rate. At March 31, 2018, the Company provisionally accrued a total of $52 million for the Transition Tax. Upon further analysis, the Company completed its accounting for the Transition Tax, and reduced the provisional estimate as of March 31, 2018 by $19 million in the quarter ended December 31, 2018, for a final amount of $33 million, inclusive of associated unrecognized tax benefits. The adjustment was attributed primarily to the availability of new information, which led to further analysis on key inputs to the Transition Tax calculation. The measurement period adjustment in the current fiscal year decreased the Company's effective tax rate by approximately 4.7% and 1.5% for the three and nine months ended December 31, 2018, respectively. The Company has elected not to record deferred taxes for a Global Intangible Low-Taxed Income (GILTI) related book-tax differences, and will treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred. Other domestic and international effects of the Tax Act to the total tax expense are immaterial as of December 31, 2018.
The Company’s effective tax rate was 16.1% and (810.8)% for the three months ended December 31, 2018 and 2017, respectively, and 25.3% and (241.9)% for the nine months ended December 31, 2018 and 2017, respectively. The increase in the effective tax rate for the three and nine months ended December 31, 2018 was primarily due to the impact of the U.S. federal corporate tax rate reduction from 35% to 21% recorded in fiscal year 2018, partially offset by the net effects of tax credits, uncertain tax positions, the adjustment to the Transition Tax and state taxes.
Prior to the passage of the Tax Act, foreign undistributed earnings were generally subject to U.S. taxation when repatriated and were generally offset by foreign tax credits. The Tax Act imposes a one-time Transition Tax on the previously untaxed Earnings and Profits (E&P) as of December 31, 2017 and generally eliminates future U.S. federal income taxes on dividends from foreign subsidiaries. The Company completed its calculations of the Transition Tax liability within the SAB 118 measurement period. The Company has not provided for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At December 31, 2018, $923 million of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of December 31, 2018 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $71 million.
The Company recorded unrecognized tax benefits related to current and prior year's tax positions in the current fiscal year. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of the fiscal year ending March 31, 2019.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2018, the Company is subject to examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2017, with the exception of one state which is subject to departmental review for returns filed for the taxable years ended March 31, 2001 through 2007. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2012 through 2018 federally, and returns filed for the taxable years ended March 31, 2009 through 2018 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8) Commitments and Contingencies
The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was $3 million for both the three months ended December 31, 2018 and 2017, and $8 million and $6 million for the nine months ended December 31, 2018 and 2017, respectively.
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. The unused balance of commercial revolving lines of credit was $227 million as of December 31, 2018. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $21 million as of December 31, 2018.
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
During the nine months ended December 31, 2018 and 2017, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $3.5 billion for both periods. The notes were secured by receivables with an initial principal balance of $4.3 billion and $4.1 billion, respectively.

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

	December 31, 2018	March 31, 2018

	(U.S. dollars in millions)
Assets:
Finance receivables	$9,280	$9,112
Unamortized costs and subsidy income, net	(254)	(203)
Allowance for credit losses	(14)	(14)
Finance receivables, net	9,012	8,895
Vehicles held for disposition	4	4
Restricted cash (1)	557	443
Accrued interest receivable (1)	9	9
Total assets	$9,582	$9,351
Liabilities:
Secured debt	$8,719	$8,745
Unamortized discounts and fees	(13)	(12)
Secured debt, net	8,706	8,733
Accrued interest expense	8	6
Total liabilities	$8,714	$8,739

(i)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of December 31, 2018 and March 31, 2018, AHFC and HCFI had combined cash collections of $415 million and $466 million, respectively, which were required to be remitted to the trusts.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(10) Other Assets
Other assets consisted of the following:

	December 31, 2018	March 31, 2018

	(U.S. dollars in millions)
Interest receivable and other assets	$103	$84
Other receivables	124	144
Deferred expense	120	122
Software, net of accumulated amortization of $151 and $146 as of December 31, 2018 and March 31, 2018, respectively	29	33
Property and equipment, net of accumulated depreciation of $21 and $20 as of December 31, 2018 and March 31, 2018, respectively	5	6
Restricted cash	557	443
Other miscellaneous assets	98	102
Total	$1,036	$934

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from 3 to 5 years. General and administrative expenses include depreciation and amortization expense of $3 million for both the three months ended December 31, 2018 and 2017, and $9 million and $8 million for the nine months ended December 31, 2018 and 2017, respectively.

(11) Other Liabilities
Other liabilities consisted of the following:

	December 31, 2018	March 31, 2018

	(U.S. dollars in millions)
Dealer payables	$167	$174
Accounts payable and accrued expenses	363	363
Lease security deposits	82	78
VSC unearned administrative fees (Note 6)	393	396
Unearned income, operating lease	350	347
Uncertain tax positions	43	10
Other liabilities	16	14
Total	$1,414	$1,382

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(12) Other Income, net
Other income consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017

	(U.S. dollars in millions)
VSC administration (Note 6)	$28	$28	$82	$81
Other, net	(9)	(14)	(31)	(40)
Total	$19	$14	$51	$41

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2018
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	—	357	—	357
Cross currency swaps	—	98	—	98
Total assets	—	455	—	455
Liabilities:
Derivative instruments:
Interest rate swaps	—	270	—	270
Cross currency swaps	—	231	—	231
Total liabilities	—	501	—	501

	March 31, 2018
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	—	465	—	465
Cross currency swaps	—	285	—	285
Total assets	—	750	—	750
Liabilities:
Derivative instruments:
Interest rate swaps	—	342	—	342
Cross currency swaps	—	72	—	72
Total liabilities	—	414	—	414

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the nine months ended December 31, 2018 and 2017. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
December 31, 2018
Vehicles held for disposition	—	—	156	156	32
December 31, 2017
Vehicles held for disposition	—	—	177	177	33

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$811	$811	$—	$—	$811
Dealer loans, net	5,443	—	—	5,170	5,170
Retail loans, net	34,021	—	—	34,028	34,028
Restricted cash	557	557	—	—	557
Liabilities:
Commercial paper	$6,165	$—	$6,165	$—	$6,165
Related party debt	733	—	733	—	733
Bank loans	4,939	—	4,956	—	4,956
Medium term note programs	24,669	—	24,568	—	24,568
Other debt	3,366	—	3,341	—	3,341
Secured debt	8,706	—	8,684	—	8,684

	March 31, 2018
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$783	$783	$—	$—	$783
Dealer loans, net	5,495	—	—	5,299	5,299
Retail loans, net	32,320	—	—	32,295	32,295
Restricted cash	443	443	—	—	443
Liabilities:
Commercial paper	$5,167	$—	$5,167	$—	$5,167
Related party debt	1,085	—	1,085	—	1,085
Bank loans	5,419	—	5,480	—	5,480
Medium term note programs	24,207	—	24,176	—	24,176
Other debt	3,250	—	3,229	—	3,229
Secured debt	8,733	—	8,683	—	8,683

Fair value information presented in the tables above is based on information available at December 31, 2018 and March 31, 2018. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the three and nine months ended December 31, 2018 and 2017 is summarized in the following tables:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended December 31, 2018
Revenues:
Direct financing leases	$—	$—	$—	$—
Retail	363	52	—	415
Dealer	54	5	—	59
Operating leases	1,507	319	—	1,826
Total revenues	1,924	376	—	2,300
Depreciation on operating leases	1,120	256	—	1,376
Interest expense	258	45	—	303
Realized (gains)/losses on derivatives and foreign currency denominated debt	9	(5)	(4)	—
Net revenues	537	80	4	621
Gain on disposition of lease vehicles	16	8	—	24
Other income	18	1	—	19
Total net revenues	571	89	4	664
Expenses:
General and administrative expenses	97	12	—	109
Provision for credit losses	74	1	—	75
Early termination loss on operating leases	21	1	—	22
(Gain)/Loss on derivative instruments	—	—	106	106
(Gain)/Loss on foreign currency revaluation of debt	—	—	(63)	(63)
Income before income taxes	$379	$75	$(39)	$415
Nine months ended December 31, 2018
Revenues:
Direct financing leases	$—	$3	$—	$3
Retail	1,035	154	—	1,189
Dealer	154	15	—	169
Operating leases	4,460	931	—	5,391
Total revenues	5,649	1,103	—	6,752
Depreciation on operating leases	3,365	747	—	4,112
Interest expense	742	128	—	870
Realized (gains)/losses on derivatives and foreign currency denominated debt	9	(12)	3	—
Net revenues	1,533	240	(3)	1,770
Gain on disposition of lease vehicles	93	25	—	118
Other income	45	6	—	51
Total net revenues	1,671	271	(3)	1,939
Expenses:
General and administrative expenses	299	39	—	338
Provision for credit losses	176	5	—	181
Early termination loss on operating leases	75	3	—	78
(Gain)/Loss on derivative instruments	—	—	416	416
(Gain)/Loss on foreign currency revaluation of debt	—	—	(337)	(337)
Income before income taxes	$1,121	$224	$(82)	$1,263
December 31, 2018
Finance receivables, net	$35,201	$4,303	$—	$39,504
Investment in operating leases, net	27,189	5,004	—	32,193
Total assets	64,900	9,469	—	74,369

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended December 31, 2017
Revenues:
Direct financing leases	—	3	—	3
Retail	304	49	—	353
Dealer	39	5	—	44
Operating leases	1,461	279	—	1,740
Total revenues	1,804	336	—	2,140
Depreciation on operating leases	1,149	229	—	1,378
Interest expense	194	35	—	229
Realized (gains)/losses on derivatives and foreign currency denominated debt	(1)	(2)	3	—
Net revenues	462	74	(3)	533
Gain on disposition of lease vehicles	2	6	—	8
Other income	12	2	—	14
Total net revenues	476	82	(3)	555
Expenses:
General and administrative expenses	92	14	—	106
Provision for credit losses	62	3	—	65
Early termination loss on operating leases	21	1	—	22
Loss on lease residual values	—	1	—	1
(Gain)/Loss on derivative instruments	—	—	(62)	(62)
(Gain)/Loss on foreign currency revaluation of debt	—	—	53	53
Income before income taxes	301	63	6	370
Nine months ended December 31, 2017
Revenues:
Direct financing leases	—	11	—	11
Retail	871	139	—	1,010
Dealer	115	13	—	128
Operating leases	4,359	784	—	5,143
Total revenues	5,345	947	—	6,292
Depreciation on operating leases	3,441	646	—	4,087
Interest expense	561	90	—	651
Realized (gains)/losses on derivatives and foreign currency denominated debt	(11)	2	9	—
Net revenues	1,354	209	(9)	1,554
Gain on disposition of lease vehicles	50	21	—	71
Other income	36	5	—	41
Total net revenues	1,440	235	(9)	1,666
Expenses:
General and administrative expenses	283	42	—	325
Provision for credit losses	182	5	—	187
Early termination loss on operating leases	78	3	—	81
Loss on lease residual values	—	2	—	2
(Gain)/Loss on derivative instruments	—	—	(436)	(436)
(Gain)/Loss on foreign currency revaluation of debt	—	—	384	384
Income before income taxes	897	183	43	1,123
December 31, 2017
Finance receivables, net	32,851	4,781	—	37,632
Investment in operating leases, net	27,367	4,852	—	32,219
Total assets	62,892	9,822	—	72,714

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

Results of Operations
The following table presents our income before income taxes:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017

	(U.S. dollars in millions)
Income before income taxes:
United States segment	$352	$309	$1,051	$900
Canada segment	63	61	212	223
Total income before income taxes	$415	$370	$1,263	$1,123
Comparison of the Three Months Ended December 31, 2018 and 2017
Our consolidated income before income taxes was $415 million during the third quarter of fiscal year 2019 compared to $370 million during the same period in fiscal year 2018. This increase of $45 million, or 12%, was due to the following differences:

	Three months ended December 31,
	2018	2017	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$415	$353	$62	18%
Dealer	59	44	15	34%
Operating lease, net of depreciation	450	362	88	24%
Interest expense	(303)	(229)	(74)	32%
Gain on disposition of lease vehicles	24	8	16	200%
Other	19	17	2	12%
Total net revenues	664	555	109	20%
Expenses:
(Gain)/Loss on derivative instruments	106	(62)	168	n/m
(Gain)/Loss on foreign currency revaluation of debt	(63)	53	(116)	n/m
Other	206	194	12	6%
Total expenses	249	185	64	35%
Total income before income taxes	$415	$370	$45	12%
n/m = not meaningful

Comparison of the Nine Months Ended December 31, 2018 and 2017
Our consolidated income before income taxes was $1,263 million during the first nine months of fiscal year 2019 compared to $1,123 million during the same period in fiscal year 2018. This increase of $140 million, or 12%, was due to the following differences:

	Nine months ended December 31,
	2018	2017	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$1,189	$1,010	$179	18%
Dealer	169	128	41	32%
Operating lease, net of depreciation	1,279	1,056	223	21%
Interest expense	(870)	(651)	(219)	34%
Gain on disposition of lease vehicles	118	71	47	66%
Other	54	52	2	4%
Total net revenues	1,939	1,666	273	15%
Expenses:
(Gain)/Loss on derivative instruments	416	(436)	852	n/m
(Gain)/Loss on foreign currency revaluation of debt	(337)	384	(721)	n/m
Other	597	595	2	—%
Total expenses	676	543	133	24%
Total income before income taxes	$1,263	$1,123	$140	12%
n/m = not meaningful

Segment Results—Comparison of the Three Months Ended December 31, 2018 and 2017
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
	2018	2017	2018	2017	2018	2017

	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$—	$3	$—	$3
Retail	363	304	52	49	415	353
Dealer	54	39	5	5	59	44
Operating leases	1,507	1,461	319	279	1,826	1,740
Total revenues	1,924	1,804	376	336	2,300	2,140
Depreciation on operating leases	1,120	1,149	256	229	1,376	1,378
Interest expense	258	194	45	35	303	229
Net revenues	546	461	75	72	621	533
Gain on disposition of lease vehicles	16	2	8	6	24	8
Other income	18	12	1	2	19	14
Total net revenues	580	475	84	80	664	555
Expenses:
General and administrative expenses	97	92	12	14	109	106
Provision for credit losses	74	62	1	3	75	65
Early termination loss on operating leases	21	21	1	1	22	22
Loss on lease residual values	—	—	—	1	—	1
(Gain)/Loss on derivative instruments	99	(62)	7	—	106	(62)
(Gain)/Loss on foreign currency revaluation of debt	(63)	53	—	—	(63)	53
Income before income taxes	$352	$309	$63	$61	$415	$370
Revenues
Revenue from retail loans in the United States segment increased by $59 million, or 19%, during the third quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in revenue was attributable to higher yields due to the rising interest rate environment and the increase in volume of retail loans with longer terms which typically have higher interest rates, and higher average outstanding balances. Revenue from retail loans in the Canada segment increased by $3 million, or 6%, during the third quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in revenue was attributable to higher yields due to the rising interest rate environment.
Operating lease revenue in the United States segment increased by $46 million, or 3%, during the third quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The increase was attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment. Operating lease revenue in the Canada segment increased by $40 million, or 14%, during the third quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in revenue was attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment and higher average outstanding operating lease assets.
Direct financing lease revenue, which is generated only in Canada, declined by $3 million, or 100%, during the third quarter of fiscal year 2019 compared to the same period in fiscal year 2018 due to the run-off of direct financing lease assets.

Revenue from dealer loans in the United States segment increased by $15 million, or 38%, during the third quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The increase was primarily attributable to higher yields due to the rising interest rate environment and higher average outstanding balances. Revenue from dealer loans in the Canada segment was flat compared to the same period in fiscal year 2018.
Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $45 million, or 12%, to $414 million during the third quarter of fiscal year 2019 compared to $369 million during the same period in fiscal year 2018 primarily due to the increase in average subsidy payments received. As a result of the rising interest rate environment, the average amount of subsidy payments necessary for us to realize market yields on incentive programs has also been rising.
Depreciation on operating leases
Depreciation on operating leases in the United States segment decreased by $29 million, or 3%, during the third quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The decrease in depreciation was primarily due to improvements in expected used vehicle values during the third quarter of fiscal year 2019 as compared to the same period in fiscal year 2018. Depreciation on operating lease assets in the Canada segment increased by $27 million, or 12%, due to higher average outstanding operating lease assets.
Operating lease revenue, net of depreciation in the United States segment increased by $75 million, or 24%, during the third quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in operating lease revenue, net of depreciation was attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment and a decrease in depreciation due to improvements in expected used vehicle values. Operating lease revenue, net of depreciation in the Canada segment increased by $13 million, or 26%, during the third quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in operating lease revenue, net of depreciation was attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment and higher average outstanding operating lease assets.
Interest expense
Interest expense in the United States segment increased by $64 million, or 33%, during the third quarter of fiscal year 2019 compared to the same period in fiscal year 2018 primarily due to higher average interest rates and an increase in average outstanding debt. Interest expense in the Canada segment increased by $10 million, or 29%, due to higher average interest rates. See “—Liquidity and Capital Resources” below for more information.
Gain on disposition of lease vehicles
The gain on disposition of lease vehicles in the United States segment increased by $14 million during the third quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The gain on disposition of lease vehicles in the Canada segment increased by $2 million, or 33%. The increases in gains for both segments were primarily the result of a higher volume of units with more favorable disposition proceeds than the assumptions that were reflected in their estimated residual values including, with respect to the United States segment, proceeds from AHM sponsored lease termination programs. See “—Financial Condition—Lease Residual Value Risk” below for more information.
Provision for credit losses
The provision for credit losses in the United States segment increased by $12 million, or 19%, during the third quarter of fiscal year 2019 compared to the same period in fiscal year 2018 primarily due to an increase in the provision for impaired dealer loans. The provision for credit losses in the Canada segment decreased by $2 million, or 67% during the third quarter of fiscal year 2019 compared to the same period in fiscal year 2018. The decrease in the provision was due to the decline in charge-offs and reduction in the allowance for credit losses to reflect improving credit performance. See “—Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases
Early termination losses on operating leases in both the United States and Canada segments were flat during the third quarter of fiscal year 2019 compared to the same period in fiscal year 2018. See “—Financial Condition—Credit Risk” below for more information.

Gain/loss on derivative instruments
In the United States segment, we recognized a loss on derivative instruments of $99 million during the third quarter of fiscal year 2019 compared to a gain of $62 million during the same period in fiscal year 2018. The loss in the third quarter of fiscal year 2019 was attributable to a loss on pay fixed interest rate swaps of $162 million and cross currency swaps of $81 million, partially offset by gains on pay float interest rate swaps of $144 million. The loss on cross currency swaps during the third quarter of fiscal year 2019 was primarily attributable to the U.S. dollar strengthening against the Euro and Sterling during the period. The losses on pay fixed interest rate swaps and gains on pay float interest rate swaps during the third quarter of fiscal year 2019 were primarily due to the decrease in applicable swap rates during the period. In the Canada segment, we recognized a loss on derivative instruments of $7 million during the third quarter of fiscal year 2019 compared to a gain of less than $1 million during the same period in fiscal year 2018. The loss in the third quarter of fiscal year 2019 was due to a decline in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $63 million during the third quarter of fiscal year 2019 compared to a loss of $53 million during the same period in fiscal year 2018. The gain during the third quarter of fiscal year 2019 was primarily due to the U.S. dollar strengthening against the Euro and Sterling during the period.
Income tax expense
The consolidated effective tax rate was 16.1% for the third quarter of fiscal year 2019 and (810.8)% for the same period in fiscal year 2018. The increase in the effective tax rate for the third quarter of fiscal year 2019 was primarily due to the impact of the U.S. federal corporate tax rate reduction from 35% to 21% recorded in fiscal year 2018, partially offset by the net effects of tax credits, uncertain tax positions, the adjustment to the Transition Tax and state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Segment Results—Comparison of the Nine Months Ended December 31, 2018 and 2017
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Nine months ended December 31,		Nine months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017	2018	2017

	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$3	$11	$3	$11
Retail	1,035	871	154	139	1,189	1,010
Dealer	154	115	15	13	169	128
Operating leases	4,460	4,359	931	784	5,391	5,143
Total revenues	5,649	5,345	1,103	947	6,752	6,292
Depreciation on operating leases	3,365	3,441	747	646	4,112	4,087
Interest expense	742	561	128	90	870	651
Net revenues	1,542	1,343	228	211	1,770	1,554
Gain on disposition of lease vehicles	93	50	25	21	118	71
Other income	45	36	6	5	51	41
Total net revenues	1,680	1,429	259	237	1,939	1,666
Expenses:
General and administrative expenses	299	283	39	42	338	325
Provision for credit losses	176	182	5	5	181	187
Early termination loss on operating leases	75	78	3	3	78	81
Loss on lease residual values	—	—	—	2	—	2
(Gain)/Loss on derivative instruments	416	(398)	—	(38)	416	(436)
(Gain)/Loss on foreign currency revaluation of debt	(337)	384	—	—	(337)	384
Income before income taxes	$1,051	$900	$212	$223	$1,263	$1,123
Revenues
Revenue from retail loans in the United States segment increased by $164 million, or 19%, during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in revenue was attributable to higher yields due to the rising interest rate environment and the increase in volume of retail loans with longer terms which typically have higher interest rates, and higher average outstanding balances. Revenue from retail loans in the Canada segment increased by $15 million, or 11%, during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in revenue was attributable to higher yields due to the rising interest rate environment and higher average outstanding balances.
Operating lease revenue in the United States segment increased by $101 million, or 2%, during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018. The increase was primarily attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment. Operating lease revenue in the Canada segment increased by $147 million, or 19%, during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in revenue was attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment and higher average outstanding operating lease assets.
Direct financing lease revenue, which is generated only in Canada, declined by $8 million, or 73%, during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018 due to the run-off of direct financing lease assets.

Revenue from dealer loans in the United States segment increased by $39 million, or 34%, during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018. The increase was primarily attributable to higher yields due to the rising interest rate environment and higher average outstanding balances. Revenue from dealer loans in the Canada segment increased by $2 million, or 15%, primarily due to higher yields and higher average outstanding balances.
Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $137 million, or 13%, to $1,204 million during the first nine months of fiscal year 2019 compared to $1,067 million during the same period in fiscal year 2018 primarily due to the increase in average subsidy payments received. As a result of the rising interest rate environment, the average amount of subsidy payments necessary for us to realize market yields on incentive programs has also been rising.
Depreciation on operating leases
Depreciation on operating leases in the United States segment decreased by $76 million, or 2%, during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018. The decrease in depreciation was primarily due to improvements in expected used vehicle values during the first nine months of fiscal year 2019 as compared to the same period in fiscal year 2018. Depreciation on operating lease assets in the Canada segment increased by $101 million, or 16%, due to higher average outstanding operating lease assets.
Operating lease revenue, net of depreciation in the United States segment increased by $177 million, or 19%, during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in operating lease revenue, net of depreciation was attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment and decrease in depreciation due to improvements in expected used vehicle values. Operating lease revenue, net of depreciation in the Canada segment increased by $46 million, or 33%, during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018. The increase in operating lease revenue, net of depreciation was attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment and higher average outstanding operating lease assets.
Interest expense
Interest expense in the United States segment increased by 181 million, or 32%, during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018 primarily due to higher average interest rates and an increase in average outstanding debt. Interest expense in the Canada segment increased by $38 million, or 42%, due to higher average interest rates and the increase in average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Gain on disposition of lease vehicles
The gain on disposition of lease vehicles in the United States segment increased by $43 million, or 86%, during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018. The gain on disposition of lease vehicles in the Canada segment increased by $4 million, or 19%. The increases in gains for both segments were primarily the result of a higher volume of units with more favorable disposition proceeds than the assumptions that were reflected in their estimated residual values including, with respect to the United States segment, proceeds from AHM sponsored lease termination programs in the United States. See “—Financial Condition—Lease Residual Value Risk” below for more information.
Provision for credit losses
The provision for credit losses in the United States segment decreased by $6 million, or 3%, during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018 due to a smaller increase in the allowance for credit losses for retail loans during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018 which was partially offset by increases in the provision for past due operating lease rental payments and provision for impaired dealer loans. The provision for credit losses in the Canada segment were flat during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases in the United States segment decreased by $3 million, or 4%, during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018 due to a smaller increase to estimated early termination losses during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018. Early termination losses on operating leases in the Canada segment were flat during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018. See “—Financial Condition—Credit Risk” below for more information.

Gain/loss on derivative instruments
In the United States segment, we recognized a loss on derivative instruments of $416 million during the first nine months of fiscal year 2019 compared to a gain of $398 million during the same period in fiscal year 2018. The loss in the first nine months of fiscal year 2019 was attributable to a loss on cross currency swaps of $411 million and pay fixed interest rate swaps of $63 million, partially offset by gains on pay float interest rate swaps of $58 million. The loss on cross currency swaps during the first nine months of fiscal year 2019 was primarily attributable to the U.S. dollar strengthening against the Euro and Sterling during the period. The losses on pay fixed interest rate swaps and gains on pay float interest rate swaps during the first nine months of fiscal year 2019 were primarily due to the decrease in applicable swap rates during the period. In the Canada segment, we recognized a loss on derivative instruments of less than $1 million during the first nine months of fiscal year 2019 compared to a gain of $38 million during the same period in fiscal year 2018. The losses during fiscal year 2019 were due to the decrease in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $337 million during the first nine months of fiscal year 2019 compared to a loss of $384 million during the same period in fiscal year 2018. The gain during the first nine months of fiscal year 2019 was primarily due to the U.S. dollar strengthening against the Euro and Sterling during the period.
Income tax expense
The consolidated effective tax rate was 25.3% for the first nine months of fiscal year 2019 and (241.9)% for the same period in fiscal year 2018. The increase in the effective tax rate for the first nine months of fiscal year 2019 was primarily due to the impact of the U.S. federal corporate tax rate reduction from 35% to 21% recorded in fiscal year 2018, partially offset by the net effects of tax credits, uncertain tax positions, the adjustment to the Transition Tax and state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended December 31,				Nine months ended December 31,
	2018		2017		2018		2017
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	109	70	126	77	362	237	371	249
Used auto	26	4	30	14	92	18	79	23
Motorcycle	17	1	19	2	54	4	58	8
Other	—	—	—	—	1	—	1	—
Total retail loans	152	75	175	93	509	259	509	280
Leases	105	91	102	74	356	315	353	289

Canada Segment
Retail loans:
New auto	15	14	17	17	52	51	59	58
Used auto	1	—	1	1	3	1	7	5
Motorcycle	1	1	2	1	6	5	7	6
Total retail loans	17	15	20	19	61	57	73	69
Leases	21	21	20	20	74	74	69	68

Consolidated
Retail loans:
New auto	124	84	143	94	414	288	430	307
Used auto	27	4	31	15	95	19	86	28
Motorcycle	18	2	21	3	60	9	65	14
Other	—	—	—	—	1	—	1	—
Total retail loans	169	90	195	112	570	316	582	349
Leases	126	112	122	94	430	389	422	357

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

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
United States Segment
New auto	54%	56%	58%	57%
Motorcycle	36%	38%	36%	38%

Canada Segment
New auto	88%	89%	82%	82%
Motorcycle	31%	35%	31%	33%

Consolidated
New auto	57%	59%	60%	60%
Motorcycle	36%	38%	35%	37%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	December 31, 2018	March 31, 2018	December 31, 2018	March 31, 2018

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$24,814	$23,700	1,563	1,590
Used auto	4,332	3,685	306	268
Motorcycle	1,083	1,028	196	193
Other	50	46	4	4
Total retail loans	$30,279	$28,459	2,069	2,055
Securitized retail loans (2)	$7,746	$7,633	666	691
Investment in operating leases	$27,189	$27,040	1,300	1,301

Canada Segment
Retail loans:
New auto	$3,417	$3,463	258	245
Used auto	236	309	30	36
Motorcycle	86	86	20	19
Other	3	3	2	2
Total retail loans	$3,742	$3,861	310	302
Securitized retail loans (2)	$1,266	$1,262	97	89
Direct financing leases	$40	$141	5	15
Investment in operating leases	$5,004	$4,777	288	259

Consolidated
Retail loans:
New auto	$28,231	$27,163	1,821	1,835
Used auto	4,568	3,994	336	304
Motorcycle	1,169	1,114	216	212
Other	53	49	6	6
Total retail loans	$34,021	$32,320	2,379	2,357
Securitized retail loans (2)	$9,012	$8,895	763	780
Direct financing leases	$40	$141	5	15
Investment in operating leases	$32,193	$31,817	1,588	1,560

(1)	A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.

(2)
Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, retail loan acquisition volumes were flat during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018. Lease acquisition volumes increased by 1% during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018 due to the increase in incentive program volumes.
In the Canada segment, retail loan acquisition volumes declined by 16% during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018 primarily due to decline in retail loan incentive volumes. Lease acquisition volumes increased by 7% during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018 due the increase in incentive program volumes. Outstanding direct financing lease assets continued to decline and operating lease assets continued to increase during the first nine months of fiscal year 2019 as the result of our remaining direct financing leases maturing and all newly acquired leases being classified as operating leases.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	December 31, 2018	March 31, 2018
United States Segment
Automobile	30%	28%
Motorcycle	98%	98%
Other	20%	21%

Canada Segment
Automobile	35%	36%
Motorcycle	95%	95%
Other	94%	95%

Consolidated
Automobile	31%	30%
Motorcycle	97%	97%
Other	23%	23%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
United States Segment
Automobile	27%	29%	28%	29%
Motorcycle	98%	98%	98%	98%
Other	6%	9%	8%	11%

Canada Segment
Automobile	32%	31%	32%	31%
Motorcycle	94%	96%	92%	94%
Other	97%	91%	97%	94%

Consolidated
Automobile	28%	29%	28%	29%
Motorcycle	97%	98%	97%	97%
Other	8%	12%	12%	14%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	December 31, 2018	March 31, 2018	December 31, 2018	March 31, 2018

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$3,094	$3,075	110	113
Motorcycle	665	738	85	100
Other	52	60	44	67
Total wholesale flooring loans	$3,811	$3,873	239	280
Commercial loans	$1,111	$978

Canada Segment
Wholesale flooring loans:
Automobile	$373	$452	15	18
Motorcycle	59	98	8	13
Other	26	29	24	31
Total wholesale flooring loans	$458	$579	47	62
Commercial loans	$63	$65

Consolidated
Wholesale flooring loans:
Automobile	$3,467	$3,527	125	131
Motorcycle	724	836	93	113
Other	78	89	68	98
Total wholesale flooring loans	$4,269	$4,452	286	342
Commercial loans	$1,174	$1,043

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.
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
The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the three months ended December 31,		As of or for the nine months ended December 31,
	2018	2017	2018	2017

	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$184	$161	$173	$124
Provision for credit losses	64	54	146	159
Charge-offs, net of recoveries	(58)	(45)	(129)	(113)
Allowance for credit losses at end of period	$190	$170	$190	$170
Allowance as a percentage of ending receivable balance (1)			0.53%	0.51%
Charge-offs as a percentage of average receivable balance (1), (4)	0.65%	0.54%	0.49%	0.46%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$133	$94
As a percentage of ending receivable balance (1), (2)			0.37%	0.28%
Operating leases:
Early termination loss on operating leases	$21	$21	$75	$78
Provision for past due operating lease rental payments (3)	10	8	30	23
Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$7	$8	$6	$9
Provision for credit losses	—	2	4	4
Charge-offs, net of recoveries	(1)	(2)	(4)	(6)
Effect of translation adjustment	—	—	—	1
Allowance for credit losses at end of period	$6	$8	$6	$8
Allowance as a percentage of ending receivable balance (1)			0.14%	0.16%
Charge-offs as a percentage of average receivable balance (1), (4)	0.11%	0.17%	0.11%	0.16%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$7	$9
As a percentage of ending receivable balance (1), (2)			0.15%	0.18%
Operating leases:
Early termination loss on operating leases	$1	$1	$3	$3
Provision for past due operating lease rental payments (3)	1	1	1	1
Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$191	$169	$179	$133
Provision for credit losses	64	56	150	163
Charge-offs, net of recoveries	(59)	(47)	(133)	(119)
Effect of translation adjustment	—	—	—	1
Allowance for credit losses at end of period	$196	$178	$196	$178
Allowance as a percentage of ending receivable balance (1)			0.49%	0.46%
Charge-offs as a percentage of average receivable balance (1), (4)	0.59%	0.50%	0.45%	0.42%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$140	$103
As a percentage of ending receivable balance (1), (2)			0.35%	0.27%
Operating leases:
Early termination loss on operating leases	$22	$22	$78	$81
Provision for past due operating lease rental payments (3)	11	9	31	24

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

(3)	Provisions for past due operating lease rental payments are also included in total provision for credit losses in our consolidated statements of income.

(4)	Percentages for the three and nine months ended December 31, 2018 and 2017 have been annualized.
In the United States segment, the provision for credit losses on our finance receivables was $146 million during the first nine months of fiscal year 2019 compared to $159 million during the same period in fiscal year 2018. The decline in the provision was due to a smaller increase in the allowance for credit losses for retail loans during the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018. Although net charge-offs of retail loans during the first nine months of fiscal year 2019 were higher compared to the same period in fiscal year 2018, which continues the trend of increasing charge-offs that we have been experiencing since fiscal year 2016, the rate of increase was lower than prior years. The increasing trend in charge-offs was primarily due to the increase in the volume of retail loans with longer terms which typically have higher loan-to-value ratios and, as a result, higher loss severities. The increasing trend in charge-offs was also the result of higher charge-off frequencies due to the increase in the volume of retail loans in our lowest credit grade tier and used auto loans. The decline in the provision for retail loans was partially offset by an increase in the provision for impaired dealer loans. We recognized early termination losses on operating lease assets of $75 million during the first nine months of fiscal year 2019 compared to $78 million during the same period in fiscal year 2018. Although the actual net losses we have been realizing during the first nine months of the current fiscal year continued to increase compared to prior years, the rate of increase has slowed. As a result, the increase to the estimated early termination losses we recognized during the first nine months of fiscal year 2019 was lower compared to the same period in fiscal year 2018. During the first nine months of fiscal year 2019, there was an increase in the frequency of lessee defaults which was partially offset by lower loss severities on early terminations. The increase in lessee defaults contributed to the increase in provision for credit losses on past due rental payments.
In the Canada segment, the provision for credit losses on our finance receivables was $4 million during the first nine months of fiscal year 2019, which was flat compared to the same period in fiscal year 2018. Early termination losses on operating lease assets was $3 million during the first nine months of fiscal year 2019, which was flat compared to the same period in fiscal year 2018.
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

We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount the carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first nine months of fiscal year 2019 or the same period in fiscal year 2018.
The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	68	62	231	203
Sales through auctions and dealer direct programs (3)	25	33	114	124
Total termination units	93	95	345	327

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	15	13	49	38
Sales through auctions and dealer direct programs (3)	2	1	5	5
Total termination units	17	14	54	43

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	83	75	280	241
Sales through auctions and dealer direct programs (3)	27	34	119	129
Total termination units	110	109	399	370

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.

(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.

(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.
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

The summary of outstanding debt presented in the tables below in this section “—Liquidity and Capital Resources” as of December 31, 2018 and March 31, 2018 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of December 31, 2018 and March 31, 2018, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the reader’s convenience based on the exchange rate on December 31, 2018 of 1.3637 per U.S. dollar. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.
Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate
	December 31, 2018	March 31, 2018	December 31, 2018	March 31, 2018

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$5,454	$4,437	2.58%	1.91%
Bank loans	3,895	4,393	3.25%	2.52%
Private MTN program	998	1,698	3.84%	5.40%
Public MTN program	22,785	21,398	2.31%	1.92%
Euro MTN programme	886	1,111	1.89%	1.95%
Total unsecured debt	34,018	33,037
Secured debt	7,503	7,521	2.28%	1.68%
Total debt	$41,521	$40,558

Canada Segment
Unsecured debt:
Commercial paper	$711	$730	2.09%	1.55%
Related party debt	733	1,085	2.17%	1.64%
Bank loans	1,044	1,026	2.81%	2.27%
Other debt	3,366	3,250	2.57%	2.20%
Total unsecured debt	5,854	6,091
Secured debt	1,203	1,212	2.72%	2.09%
Total debt	$7,057	$7,303

Consolidated
Unsecured debt:
Commercial paper	$6,165	$5,167	2.52%	1.86%
Related party debt	733	1,085	2.17%	1.64%
Bank loans	4,939	5,419	3.16%	2.48%
Private MTN program	998	1,698	3.84%	5.40%
Public MTN program	22,785	21,398	2.31%	1.92%
Euro MTN programme	886	1,111	1.89%	1.95%
Other debt	3,366	3,250	2.57%	2.20%
Total unsecured debt	39,872	39,128
Secured debt	8,706	8,733	2.34%	1.74%
Total debt	$48,578	$47,861

Commercial Paper
As of December 31, 2018, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.5 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the nine months ended December 31, 2018, consolidated commercial paper month-end outstanding principal balances ranged from $4.9 billion to $6.2 billion.
Related Party Debt
HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days.
Bank Loans
During the nine months ended December 31, 2018, AHFC did not enter into any term loan agreements and HCFI entered into a C$350 million ($257 million) two-year term loan agreement. As of December 31, 2018, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $37 million to $600 million. As of December 31, 2018, the remaining maturities of all bank loans outstanding ranged from 325 days to approximately 5.7 years. The weighted average remaining maturities on all bank loans was 2.2 years as of December 31, 2018.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of December 31, 2018, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.
Medium Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. As of December 31, 2018, the remaining maturities of Private MTNs outstanding did not exceed 2.7 years. Private MTNs were issued pursuant to the terms of an issuing and paying agency agreement, which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of December 31, 2018, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the nine months ended December 31, 2018, AHFC issued $3.0 billion aggregate principal amount of U.S. dollar denominated floating rate MTNs and $2.4 billion aggregate principal amount of U.S. dollar denominated fixed rate notes, with original maturities between 10 months and 5.0 years. The weighted average remaining maturities of all Public MTNs was 2.3 years as of December 31, 2018.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of December 31, 2018, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme
The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. As of December 31, 2018, the remaining maturities of Euro MTNs outstanding under this program did not exceed 4.1 years. Euro MTNs were issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2018, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.
The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	December 31, 2018	March 31, 2018

	(U.S. dollars in millions)
U.S. dollar	$20,510	$19,717
Euro	3,370	3,623
Sterling	762	839
Japanese yen	27	28
Total	$24,669	$24,207
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the nine months ended December 31, 2018, HCFI entered into private placement transactions for C$1.1 billion ($770 million). As of December 31, 2018, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 50 days to approximately 6.4 years. The weighted average remaining maturities of these notes was 3.1 years as of December 31, 2018.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2018, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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
During the nine months ended December 31, 2018, we issued notes through asset-backed securitizations totaling $3.5 billion, which were secured by consumer finance receivables with an initial principal balance of $4.3 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $3.5 billion 364-day credit agreement, which expires on March 1, 2019, a $2.1 billion three-year credit agreement, which expires on March 3, 2021, and a $1.4 billion five-year credit agreement, which expires on March 3, 2023. As of December 31, 2018, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$1.6 billion ($1.2 billion) credit agreement which provides that HCFI may borrow up to C$800 million ($587 million) on a one-year and up to C$800 million ($587 million) on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 24, 2019 and the five-year tranche of the credit agreement expires on March 24, 2023. As of December 31, 2018, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI, respectively, to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of December 31, 2018, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of December 31, 2018, no amounts were drawn upon under these agreements. These agreements expire in September 2019.
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

•
cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•
ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by securitization trusts in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of December 31, 2018 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to support compensation agreements, dated October 1, 2005. We incurred expenses of $6 million and $5 million during the three months ended December 31, 2018 and 2017, respectively, and $17 million and $16 million during the nine months ended December 31, 2018 and 2017, respectively, pursuant to these support compensation agreements.
Indebtedness of Consolidated Subsidiaries
As of December 31, 2018, AHFC and its consolidated subsidiaries had $57.1 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $15.9 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.
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

Contractual Obligations
The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending December 31,
	Total	2019	2020	2021	2022	2023	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$39,954	$15,706	$8,263	$6,947	$3,955	$2,570	$2,513
Secured debt obligations (1)	8,719	4,591	2,540	1,280	258	50	—
Interest payments on debt (2)	2,473	942	642	406	211	127	145
Operating lease obligations	72	9	10	10	9	8	26
Total	$51,218	$21,248	$11,455	$8,643	$4,433	$2,755	$2,684

(1)
Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of December 31, 2018.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of December 31, 2018.
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
Sensitivity Analysis
If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve-month period ended December 31, 2018, our provision for credit losses would have increased by approximately $38 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve-month period ended December 31, 2018, we would have recognized an additional $22 million in early termination losses in our consolidated statement of income during the period.
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

Sensitivity Analysis
If future estimated auction values for all outstanding operating leases as of December 31, 2018 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $72 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $13 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of December 31, 2018. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2018, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.5(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.

4.6(6)	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and DeutscheBank Trust Company Americas, as trustee.
4.7	Form of Fixed Rate Medium-Term Note, Series A(7) and Form of Floating Rate Medium-Term Note, Series A(8).
31.1(9)	Certification of Principal Executive Officer
31.2(9)	Certification of Principal Financial Officer
32.1(10)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(10)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(9)	XBRL Instance Document
101.SCH(9)	XBRL Taxonomy Extension Schema Document
101.CAL(9)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(9)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(9)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(9)	XBRL Taxonomy Extension Definition Linkbase Document

1.	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.

2.	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.

3.	Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.

4.	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.

5.	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.

6.	Incorporated herein by reference to Exhibit number 4.6 filed with our quarterly report on Form 10-Q, dated February 8, 2018.

7.	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated February 12, 2014.

8.	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 10, 2016.

9.	Filed herewith.

10.	Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: February 7, 2019

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)