Form 10-K/A
period 2018-03-31
AMERICAN HONDA FINANCE CORP
filed 2019-04-16
CIK 864270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-36111

AMERICAN HONDA FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20800 Madrona Avenue, Torrance, California	90503
(Address of principal executive offices)	(Zip Code)

(310) 972-2555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
2.125% Medium-Term Notes, Series A Due October 10, 2018	New York Stock Exchange
Floating Rate Medium-Term Notes, Series A Due March 11, 2019	New York Stock Exchange
1.300% Medium-Term Notes, Series A Due March 21, 2022	New York Stock Exchange
2.625% Medium-Term Notes, Series A Due October 14, 2022	New York Stock Exchange
1.375% Medium-Term Notes, Series A Due November 10, 2022	New York Stock Exchange
0.550% Medium-Term Notes, Series A Due March 17, 2023	New York Stock Exchange
0.750% Medium-Term Notes, Series A Due January 17, 2024	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of American Honda Finance Corporation (the “Company”) for the fiscal year ended March 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2018 (the “Original Filing”). This Amendment is being filed, at the request of KPMG LLP, solely to provide an amended version of KPMG LLP’s report contained in Part IV, Item 15 of the Original Filing to replace the original version provided by KPMG LLP. The amended KPMG LLP report includes language that was inadvertently omitted from the previously filed version that confirms that the Company’s independent registered public accounting firm did not audit the Company’s internal control over financial reporting. These changes do not in any way affect the unqualified opinion of KPMG LLP on the Company’s consolidated financial statements included in the Original Filing and this Amendment or otherwise change the conclusions expressed by KPMG LLP in the original report, or any other disclosure included in the Original Filing.

In accordance with applicable SEC rules and as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

The information contained in this Amendment is as of the date of the Original Filing. As such, it does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as described above. This Amendment should be read in conjunction with the Company’s subsequent filings with the SEC.

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

We are subject to various privacy, data protection and information security laws, including requirements concerning security breach notification. Compliance with current and future privacy, data protection and information security laws affecting customer or employee data to which we are subject could result in higher compliance and technology costs. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, damage to our reputation and could materially and adversely affect our profitability.

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

Gain on disposition of lease vehicles

The gain on disposition of lease vehicles in the United States segment increased by $42 million, or 175%, during fiscal year 2018 compared to fiscal year 2017. The gain on disposition of lease vehicles in the Canada segment increased by $8 million, or 42%. The increases in gains were primarily the result of higher volume of units with more favorable disposition proceeds than the assumptions that were reflected in their estimated residual values including proceeds from AHM sponsored lease termination programs in the United States. See “ —Financial Condition—Lease Residual Value Risk” below for more information.

Provision for credit losses

The provision for credit losses in the United States segment increased by $40 million, or 20%, during fiscal year 2018 compared to fiscal year 2017. The increase in the provision was due to the trend in increasing charge-offs in the United States segment we have been experiencing since fiscal year 2016. The provision for credit losses in the Canada segment declined by $6 million, or 55%, due to a decline in net charge-offs and a reduction in the allowance for credit losses to reflect improving credit performance. See “ —Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases

Early termination losses on operating leases in the United States segment increased by $38 million, or 57%, during fiscal year 2018 compared to fiscal year 2017. The increase was primarily due to the growth in operating lease assets and an increase in the mix of leases with lower credit grades. Early termination losses on operating leases in the Canada segment declined by $3 million, or 50%. The decrease was primarily due to the reduction in the estimate of early termination losses as a result of improving credit performance. See “ —Financial Condition—Credit Risk” below for more information.

Loss on lease residual values

Loss on lease residual values in the Canada segment decreased by $12 million, or 80%, during fiscal year 2018 compared to fiscal year 2017, primarily due to the run-off of direct financing lease assets. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Gain/loss on derivative instruments

In the United States segment, we recognized a gain on derivative instruments of $514 million during fiscal year 2018 compared to a loss of $324 million during fiscal year 2017. The gain in fiscal year 2018 was attributable to gains on cross currency swaps of $424 million and pay fixed interest rate swaps of $224 million, offset by losses on pay float interest rate swaps of $134 million. The gains on cross currency swaps during fiscal year 2018 were primarily attributable to the U.S. dollar weakening against the Euro and Sterling during the period. The gains on pay fixed interest rate swaps and losses on pay float interest rate swaps during fiscal year 2018 were primarily due to increase in applicable swap rates during the period. In the Canada segment, we recognized a gain on derivative instruments of $36 million during fiscal year 2018 compared to a gain of $9 million during fiscal year 2017. The gains during fiscal year 2018 were due to a rise in Canadian swap rates. See “ —Derivatives” below for more information.

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

Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2018.

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

Item 14. Principal Accounting Fees and Services

The following table represents aggregate costs for fees and services provided to us by our independent registered public accounting firm, KPMG LLP.

	Years ended March 31,
	2018	2017
	(U.S. dollars in thousands)
Audit fees	$6,800	$8,468
Audit-related fees	433	245
Tax fees	—	—
All other fees	—	—

Total	$7,233	$8,713

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

(3) Exhibits

Exhibit Number	Description

3.1(1)	Articles of Incorporation of American Honda Finance Corporation, dated February 6, 1980, and Certificates of Amendment to the Articles of Incorporation, dated March 29, 1984, November 13, 1988, December 4, 1989, July 2, 1991, April 3, 1997, November 30, 1999, and December 17, 2003.

3.2(1)	Amended and Restated Bylaws of American Honda Finance Corporation, dated April 27, 2010.

4.1(1)	Form of Specimen Common Stock of American Honda Finance Corporation.

4.2	American Honda Finance Corporation agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of American Honda Finance Corporation and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the American Honda Finance Corporation and its subsidiaries.

4.3(2)	Amended and Restated Issuing and Paying Agency Agreement between American Honda Finance Corporation and The Bank of New York Mellon, dated as of August 27, 2012.

4.4	Trust Indenture between Honda Canada Finance Inc., as issuer, and BNY Trust Company of Canada (as successor to CIBC Mellon Trust Company), as trustee, dated as of September 26, 2005(3), as supplemented by supplemental indentures from time to time, and the Form of Debenture (4).

4.5(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.

4.6(20)	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.

4.7	Form of Fixed Rate Medium-Term Note, Series A(6) and Form of Floating Rate Medium-Term Note, Series A(7).

10.1(8)	$1,300,000,000 Second Amended and Restated Credit Agreement, dated as of March 24, 2014, among HCFI, as the borrower, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent, joint bookrunner and co-lead arranger, RBC Capital Markets, as joint bookrunner and co-lead arranger, BMO Capital Markets, as co-lead arranger, The Toronto-Dominion Bank, as co-arranger and co-syndication agent, Bank of Tokyo-Mitsubishi UFJ (Canada), as co-arranger and co-syndication agent, Bank of Montreal, as co-syndication agent, Royal Bank of Canada, as co-syndication agent, and Mizuho Corporate Bank, Ltd., Canada Branch, as documentation agent.

10.2(9)	Amendment, dated as of June 30, 2014, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.

10.3(10)	Second Amendment, dated as of March 13, 2015, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.

10.4(11)	Third Amendment, dated as of March 23, 2016, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.

10.5(12)	Fourth Amendment dated as of March 23, 2017 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.

10.6(21)	Fifth Amendment dated as of March 13, 2018 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.

10.7(13)	$3,500,000,000 364-day unsecured revolving credit facility pursuant to a 364 Day Credit Agreement, dated March 3, 2017, among American Honda Finance Corporation, as the borrower, the lenders party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent and auction agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, BNP Paribas and Citibank, N.A., as documentation agents and The Bank of Tokyo-Mitsubishi UFJ, Ltd., J.P. Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas Securities Corp, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners.

10.8(21)	First Amendment dated as of January 26, 2018 between American Honda Finance Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, for and on behalf of the banks party to the Credit Agreement.

Exhibit Number	Description

10.9(14)	$2,100,000,000 three year unsecured revolving credit facility pursuant to a Three Year Credit Agreement, dated March 3, 2017, among American Honda Finance Corporation, as the borrower, the lenders party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent and auction agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, BNP Paribas and Citibank, N.A., as documentation agents and The Bank of Tokyo-Mitsubishi UFJ, Ltd., J.P. Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas Securities Corp, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners.

10.10(21)	First Amendment dated as of January 26, 2018 between American Honda Finance Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, for and on behalf of the banks party to the Credit Agreement.

10.11(15)	$1,400,000,000 five year unsecured revolving credit facility pursuant to a Five Year Credit Agreement, dated March 3, 2017, among American Honda Finance Corporation, as the borrower, the lenders party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent and auction agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, BNP Paribas and Citibank, N.A., as documentation agents and The Bank of Tokyo-Mitsubishi UFJ, Ltd., J.P. Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas Securities Corp, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners.

10.12(21)	First Amendment dated as of January 26, 2018 between American Honda Finance Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, for and on behalf of the banks party to the Credit Agreement.

10.13(16)	Keep Well Agreement between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated September 9, 2005.

10.14(17)	Support Compensation Agreement, between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated as of October 1, 2005.

10.15(18)	Keep Well Agreement between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated September 26, 2005.

10.16(19)	Support Compensation Agreement, between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated as of October 1, 2005.

12.1(21)	Statement regarding computation of ratio of earnings to fixed charges

23.1(21)	Consent of KPMG LLP

31.1(21)	Certification of Principal Executive Officer

31.2(21)	Certification of Principal Financial Officer

32.1(22)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2(22)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS(21)	XBRL Instance Document

101.SCH(21)	XBRL Taxonomy Extension Schema Document

101.CAL(21)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(21)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(21)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(21)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(3)	Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(4)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.
(5)	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.

(6)	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated February 12, 2014.
(7)	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 10, 2016.
(8)	Incorporated herein by reference to the same numbered Exhibit filed with our current report on Form 8-K, dated March 24, 2014.
(9)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated June 30, 2014.
(10)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 13, 2015.
(11)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2016.
(12)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2017.
(13)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 3, 2017.
(14)	Incorporated herein by reference to Exhibit number 10.2 filed with our current report on Form 8-K, dated March 3, 2017.
(15)	Incorporated herein by reference to Exhibit number 10.3 filed with our current report on Form 8-K, dated March 3, 2017.
(16)	Incorporated herein by reference to Exhibit 10.1 filed with our registration statement on Form 10, dated June 28, 2013.
(17)	Incorporated herein by reference to Exhibit 10.2 filed with our registration statement on Form 10, dated June 28, 2013.
(18)	Incorporated herein by reference to Exhibit 10.3 filed with our registration statement on Form 10, dated June 28, 2013.
(19)	Incorporated herein by reference to Exhibit 10.4 filed with our registration statement on Form 10, dated June 28, 2013.
(20)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 8, 2018.
(21)	Filed herewith.
(22)	Furnished herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2019

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

AMERICAN HONDA FINANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2015	$11,190	$9,248	$(75)	$1,366	$651
Net income	910	856	—	—	54
Other comprehensive loss	(32)	—	(17)	—	(15)

Balance at March 31, 2016	$12,068	$10,104	$(92)	$1,366	$690
Net income	753	683	—	—	70
Other comprehensive loss	(35)	—	(18)	—	(17)

Balance at March 31, 2017	$12,786	$10,787	$(110)	$1,366	$743
Net income	4,109	4,009	—	—	100
Other comprehensive income	48	—	25	—	23
Dividends paid	(347)	(347)	—	—	—

Balance at March 31, 2018	$16,596	$14,449	$(85)	$1,366	$866

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

Unless otherwise indicated by the context, all references to the “Company” include AHFC and its consolidated subsidiaries (refer Note 1 (b) Principles of Consolidation below), and references to “AHFC” refer solely to American Honda Finance Corporation (excluding AHFC’s subsidiaries).

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments were effective for the Company beginning April 1, 2018. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in ASC 840, Leases. The effect of adopting the new standard will be the requirement to record right-of-use assets and lease liabilities for the Company’s current operating leases as a lessee. We anticipate the adoption of the standard will add in our Consolidated Balance Sheets, the present value of all the future minimum lease payments to be made by the Company, as disclosed in Note 9 – Commitments and Contingencies of Notes to Consolidated Financial Statements. The Company is identifying the contracts that are or may contain lease arrangements as a lessee and continues to evaluate the application of this standard to those contracts. Lessor accounting remains largely unchanged from current GAAP. The Company also continues to evaluate the application of this standard as a lessor. The amendments are effective for the Company beginning April 1, 2019. Early adoption is permitted. The Company plans to adopt the new guidance effective April 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is currently assessing the impact of this standard on the consolidated financial statements. In general, the allowance for credit losses is expected to increase when changing from an incurred loss to expected loss methodology. The models and methodologies that are currently used in estimating the allowance for credit losses are being evaluated to identify the changes necessary to meet the requirements of the new standard. The amendments are effective for the Company beginning April 1, 2020, with early adoption permitted as of April 1, 2019.

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

	March 31, 2018
	Carrying value	Fair value
		Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$783	$783	$—	$—	$783
Dealer loans, net	5,495	—	—	5,299	5,299
Retail loans, net	32,320	—	—	32,295	32,295
Restricted cash	443	443	—	—	443

Liabilities:
Commercial paper	$5,167	$—	$5,167	$—	$5,167
Related party debt	1,085	—	1,085	—	1,085
Bank loans	5,419	—	5,480	—	5,480
Medium term note programs	24,207	—	24,176	—	24,176
Other debt	3,250	—	3,229	—	3,229
Secured debt	8,733	—	8,683	—	8,683

	March 31, 2017
	Carrying value	Fair value
		Level 1	Level 2	Level 3	Total
	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$760	$760	$—	$—	$760
Dealer loans, net	5,006	—	—	4,837	4,837
Retail loans, net	30,523	—	—	30,724	30,724
Restricted cash	382	382	—	—	382

Liabilities:
Commercial paper	$4,462	$—	$4,462	$—	$4,462
Related party debt	1,201	—	1,202	—	1,202
Bank loans	5,883	—	5,939	—	5,939
Medium term note programs	23,523	—	23,723	—	23,723
Other debt	2,736	—	2,761	—	2,761
Secured debt	8,422	—	8,411	—	8,411

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

Financial information for the Company’s reportable segments for the fiscal years ended or at March 31 is summarized in the following tables:

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total
	(U.S. dollars in millions)
Year ended March 31, 2018
Revenues:
Direct financing leases	$—	$13	$—	$13
Retail	1,181	188	—	1,369
Dealer	158	17	—	175
Operating leases	5,815	1,075	—	6,890

Total revenues	7,154	1,293	—	8,447
Depreciation on operating leases	4,598	883	—	5,481
Interest expense	770	127	—	897
Realized (gains)/losses on derivatives and foreign currency denominated debt	(13)	(1)	14	—

Net revenues	1,799	284	(14)	2,069
Gain/(Loss) on disposition of lease vehicles	66	27	—	93
Other income	50	6	—	56

Total net revenues	1,915	317	(14)	2,218
Expenses:
General and administrative expenses	384	55	—	439
Provision for credit losses	239	5	—	244
Early termination loss on operating leases	105	3	—	108
Loss on lease residual values	—	3	—	3
(Gain)/Loss on derivative instruments	—	—	(550)	(550)
(Gain)/Loss on foreign currency revaluation of debt	—	—	494	494

Income before income taxes	$1,187	$251	$42	$1,480

March 31, 2018
Finance receivables, net	$33,311	$4,645	$—	$37,956
Investment in operating leases, net	27,040	4,777	—	31,817
Total assets	62,976	9,650	—	72,626

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total
	(U.S. dollars in millions)
Year ended March 31, 2017
Revenues:
Direct financing leases	$—	$34	$—	$34
Retail	1,030	158	—	1,188
Dealer	133	14	—	147
Operating leases	5,547	786	—	6,333

Total revenues	6,710	992	—	7,702
Depreciation on operating leases	4,403	653	—	5,056
Interest expense	638	90	—	728
Realized (gains)/losses on derivatives and foreign currency denominated debt	(35)	17	18	—

Net revenues	1,704	232	(18)	1,918
Gain/(Loss) on disposition of lease vehicles	24	19	—	43
Other income	100	5	—	105

Total net revenues	1,828	256	(18)	2,066
Expenses:
General and administrative expenses	383	51	—	434
Provision for credit losses	199	11	—	210
Early termination loss on operating leases	67	6	—	73
Loss on lease residual values	—	15	—	15
(Gain)/Loss on derivative instruments	—	—	315	315
(Gain)/Loss on foreign currency revaluation of debt	—	—	(171)	(171)

Income before income taxes	$1,179	$173	$(162)	$1,190

March 31, 2017
Finance receivables, net	$31,447	$4,457	$—	$35,904
Investment in operating leases, net	27,380	3,930	—	31,310
Total assets	61,328	8,526	—	69,854

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total
	(U.S. dollars in millions)
Year ended March 31, 2016
Revenues:
Direct financing leases	$—	$72	$—	$72
Retail	1,041	144	—	1,185
Dealer	109	13	—	122
Operating leases	5,023	500	—	5,523

Total revenues	6,173	729	—	6,902
Depreciation on operating leases	4,012	409	—	4,421
Interest expense	518	74	—	592
Realized (gains)/losses on derivatives and foreign currency denominated debt	4	27	(31)	—

Net revenues	1,639	219	31	1,889
Gain/(Loss) on disposition of lease vehicles	46	5	—	51
Other income	94	3	—	97

Total net revenues	1,779	227	31	2,037
Expenses:
General and administrative expenses	356	47	—	403
Provision for credit losses	134	16	—	150
Early termination loss on operating leases	41	5	—	46
Impairment loss on operating leases	6	2	—	8
Loss on lease residual values	—	13	—	13
(Gain)/Loss on derivative instruments	—	—	(101)	(101)
(Gain)/Loss on foreign currency revaluation of debt	—	—	60	60

Income before income taxes	$1,242	$144	$72	$1,458

March 31, 2016
Finance receivables, net	$31,080	$4,713	$—	$35,793
Investment in operating leases, net	25,245	3,002	—	28,247
Total assets	58,813	7,840	—	66,653

(16)	Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(U.S. dollars in millions)
Year ended March 31, 2018
Total revenues	$2,041	$2,111	$2,140	$2,155	$8,447
Depreciation on operating leases	1,346	1,363	1,378	1,394	5,481
Interest expense	204	218	229	246	897
Other income	14	13	14	15	56
Total net revenues	534	577	555	552	2,218
Provision for credit losses	39	83	65	57	244
Early termination loss on operating leases	17	42	22	27	108
Net income	248	222	3,370	269	4,109
Net income attributable to American Honda Finance Corporation	221	192	3,349	247	4,009

Year ended March 31, 2017
Total revenues	$1,846	$1,911	$1,953	$1,992	$7,702
Depreciation on operating leases	1,182	1,250	1,306	1,318	5,056
Interest expense	169	178	186	195	728
Other income	22	22	23	38	105
Total net revenues	536	504	484	542	2,066
Provision for credit losses	31	72	54	53	210
Early termination loss on operating leases	15	16	19	23	73
Net income	237	196	119	201	753
Net income attributable to American Honda Finance Corporation	223	178	98	184	683