Form 10-K
period 2019-03-31
AMERICAN HONDA FINANCE CORP
filed 2019-06-21
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-36111
______________________________________________________________
AMERICAN HONDA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)
______________________________________________________________

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
20800 Madrona Avenue, Torrance, California	90503
(Address of principal executive offices)	(Zip Code)
(310) 972-2555
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
1.300% Medium-Term Notes, Series A
Due March 21, 2022
2.625% Medium-Term Notes, Series A
Due October 14, 2022
1.375% Medium-Term Notes, Series A
Due November 10, 2022
0.550% Medium-Term Notes, Series A
Due March 17, 2023
0.750% Medium-Term Notes, Series A
Due January 17, 2024
0.350% Medium-Term Notes, Series A
Due August 26, 2022
	N/A N/A N/A N/A N/A N/A	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 31, 2019, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.
Documents incorporated by reference: None
________________________________________
REDUCED DISCLOSURE FORMAT
American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly-owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

1

AMERICAN HONDA FINANCE CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended March 31, 2019

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
Additional information regarding these and other risks and uncertainties to which our business is subject is contained in “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K, as such risks and uncertainties may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

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
Public Filings
Our filings with the Securities and Exchange Commission (SEC) may be found by accessing the SEC website at www.sec.gov The SEC website contains reports, registration statements, and other information regarding issuers that file with the SEC, including us. A direct link to the SEC website and certain of our filings are contained on our website located at www.hondafinancialservices.com under “Investor Relations, SEC Filings”. Additionally, we have made available on our website, without charge, electronic copies of our periodic and current reports that have been filed with the SEC.
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
If necessary, repossession action is taken using bonded and licensed repossession agencies. Subject to a state or provincial laws and recording, filing, and notice requirements, we are generally permitted by applicable state or provincial laws to repossess automobiles or motorcycles upon default by the related customer. We typically decide whether or not to repossess a vehicle when the account is 45 to 60 or more days past due, subject to the laws and regulations governing repossession in the state or province where the automobile or motorcycle is located.
Incentive Financing Programs for Retail Loans and Leases
A substantial portion of our consumer financing business is acquired through incentive financing programs sponsored by AHM and HCI in the United States and Canada, respectively. These programs offer promotional rates on retail loans and leases to purchasers and lessees of Honda and Acura products. AHM or HCI, as applicable, pay us subsidies that enable us to realize a market yield on any financing contract we indirectly finance under these programs. Market yield is based on, among other things, the credit quality of the customer and the length of the contract. Subsidy payments received on retail loans and leases are deferred and recognized as revenue over the term of the related contracts. The volume of incentive financing programs sponsored by AHM and HCI and the allocation of those programs between retail loans and leases may vary from fiscal period to fiscal period depending upon the respective marketing strategies of AHM and HCI. AHM and HCI’s marketing strategies are based in part on their business planning and control, in which we do not participate. Therefore, we cannot predict the level of incentive financing programs AHM and HCI may sponsor in the future. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”
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
Wholesale flooring financing is available primarily through revolving lines of credit and may only be used by dealers to finance the purchase of inventory. AHFC will finance new automobiles and motorcycles up to 100% of the dealer invoice price and used automobiles and motorcycles up to 80% of the applicable market value determined in accordance with industry pricing guides in the United States. HCFI will finance new automobiles and motorcycles up to 100% of the dealer invoice price and used automobiles and motorcycles up to the current market value determined in accordance with industry pricing guides in Canada. Dealers pay a variable interest rate on wholesale flooring loans. Wholesale flooring loans must be prepaid at specified intervals and increments and generally must be paid in full upon the sale of the product. AHM and HCI sponsor incentive-financing programs in the United States and Canada, respectively, to Honda and Acura dealers approved for wholesale flooring loans.

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
Employee Relations
At March 31, 2019, we had 1,497 employees. We consider our employee relations to be satisfactory. We are not subject to any collective bargaining agreements with our employees.
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
Because our operations are heavily dependent on retail sales of motor vehicles and other retail products, general business and economic conditions have a significant impact on our operations. In particular, changes in the following events can adversely affect our results of operations, cash flows, and financial condition:

•	changes in the United States or Canadian economies;

•	changes in the overall market for consumer financing or dealer financing;

•	changes in consumer trends and preferences within the automotive industry

•	changes in the United States and Canadian regulatory environment;

•	a decline or slowdown in the new or used vehicle market;

•	increased fuel prices;

•	inflation; and

•	the fiscal and monetary policies in the countries in which we issue debt.
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
We monitor the interest rate environment and enter into various financial instruments, including interest rate and basis swaps, to manage our exposure to the risk of interest rate fluctuations. However, our hedging strategies may not fully mitigate the impact of changes in interest rates. Further, these instruments contain an element of risk in the event the counterparties are unable to meet the terms of the agreements. For example, in July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. At this time, it is unclear if LIBOR will continue to exist, if new methods of calculating LIBOR will be established or if a new alternative reference rate will replace LIBOR. The potential impact of changes to LIBOR or a possible new alternative reference rate is unknown and could adversely affect the market valuation of LIBOR-linked securities, loans and other financial obligations, the interest rates on our current or future cost of funds and/or access to capital markets. See “—The failure or commercial soundness of our counterparties and other financial institutions may have an adverse effect on our results of operations, cash flows, or financial condition” below.
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
The availability of these financing sources at the prices we desire may depend on factors outside of our control, including our credit ratings, disruptions to the capital markets, the fiscal and monetary policies of government, government regulations and industry standards. In the event that we are unable to raise the funds we require at reasonable rates, we may curtail our various loan originations or incur the effects of increased costs of operation. Reducing loan originations or increasing the rates we charge consumers and dealers may adversely affect our ability to remain a preferred source of financing for consumers and dealers for Honda and Acura products and will have an adverse effect on our results of operations, cash flows, and financial condition. See “—Fluctuations in interest rates could have an adverse impact on our results of operations, cash flows, and financial condition” above.
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
Credit rating agencies that rate the credit of HMC and its affiliates, including AHFC, may qualify, alter, or terminate their ratings at any time. For example, S&P Global Ratings downgraded the credit rating of Honda Motor Co., Ltd. and its subsidiaries, including us, on February 6, 2019. Global economic conditions and other geopolitical factors may directly or indirectly affect such ratings. Any downgrade in the sovereign credit ratings of the United States, Japan, or Canada may directly or indirectly have a negative effect on the ratings of HMC and AHFC. Downgrades, the change to a negative outlook, or placement on review for possible downgrades of such ratings could result in an increase in our borrowing costs as well as reduced access to global debt capital markets. These factors would have a negative impact on our business, including our competitive position, results of operations, cash flows and financial condition.

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
We maintain an allowance for credit losses for management’s estimate of probable losses incurred on our finance receivables. We also maintain an estimate for early termination losses on operating lease assets due to lessee defaults and an allowance for credit losses on past due operating lease rental payments. Our allowance for credit losses and early termination losses on operating leases requires significant judgment about inherently uncertain factors. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates, which may have a negative impact on our results of operations, cash flows and financial condition. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Credit Losses” for additional information regarding our estimates.
We maintain projections for expected residual values and return volumes of the vehicles we lease. Actual proceeds realized by us upon sales of returned leased vehicles at lease termination might be lower than the projected amount, which would reduce the profitability of the lease transaction and could have the potential to adversely affect our gain or loss on the disposition of lease vehicles and our results of operations, cash flows and financial condition. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Determination of Lease Residual Values” for additional information regarding our estimates.

The failure or commercial soundness of our counterparties and other financial institutions may have an adverse effect on our results of operations, cash flows, or financial condition.

We have exposure to many different financial institutions, and we routinely execute transactions with counterparties in the financial industry. Our debt, derivative and investment transactions, and our ability to borrow under committed and uncommitted credit facilities, could be adversely affected by the creditworthiness, actions, and commercial soundness of these financial institutions. Deterioration of social, political, labor, or economic conditions along with increased regulation in a specific country or region may also adversely affect the ability of financial institutions, including our derivative counterparties and lenders, to perform their contractual obligations. Financial institutions are interrelated because of trading, clearing, lending, and other relationships, and as a result, financial and political difficulties in one country or region may adversely affect financial institutions in other jurisdictions, including those with which we have relationships. The failure of any financial institution and other counterparty to which we have exposure, directly or indirectly, to perform their contractual obligations, and any losses resulting from that failure, could have a material adverse effect on our results of operations, cash flows, or financial condition.

If we are unable to compete successfully or if competition continues to increase in the businesses in which we operate, our results of operations, cash flows, and financial condition could be materially and adversely affected.
The finance industries in the United States and Canada are highly competitive. We compete with national and regional commercial banks, credit unions, savings and loan associations, finance companies, and other captive finance companies that provide consumer financing for new and used Honda and Acura products. Additionally, Canadian commercial banks are strong competitors in the automobile consumer financing markets. Commercial banks, finance companies, and captive finance companies of other manufacturers also provide wholesale flooring financing for Honda and Acura dealers. Our primary competition in the wholesale motorcycle, power equipment, and marine engine financing business tends to be local banks and specialty finance firms that are familiar with the particular characteristics of these businesses. Changes in the financial services industry resulting from technological innovations and changes in consumer preferences in how they seek financing may also result in increased competition. Our ability to maintain and expand our market share is contingent upon, among other things, us offering competitive pricing, the quality of credit accepted, the flexibility of loan terms offered, the quality of service provided to dealers and customers and strong dealer relationships. Our inability to compete successfully, as well as increases in competitive pressures, could have an adverse impact on our contract volume, market share, revenues, and margins and have a material adverse effect on us.
Our results of operations may be adversely affected by the rate of prepayment of our financing and leasing contracts.
Our financing and leasing contracts may be repaid by borrowers at any time at their option. Early repayment of contracts will limit the amount of earnings we would have otherwise generated under those contracts and we may not be able to reinvest the portions repaid early immediately into new loans and new leases or loans and leases with similar pricing.
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
Adverse economic conditions or changes in laws in states or provinces in which we have customer concentrations may negatively affect our results of operations, cash flows, and financial condition.
We are exposed to geographic concentration risk in our consumer financing operations. Factors adversely affecting the economy and applicable laws in various states or provinces where we have concentration risk, such as California and New York, could have an adverse effect on our results of operations, cash flows, and financial condition.
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
A security breach or cyber attack of our systems could interrupt, damage or harm our operations or result in the slow performance or unavailability of our information systems for some customers. We collect, analyze and retain certain types of personally identifiable and other information pertaining to our customers and employees through internal and third party information technology systems. We also store confidential business, employee and technical information. A security breach or cyber attack of these systems, including those caused by physical or electronic break-ins, computer virus, malware, attacks by hackers or foreign governments, disruptions from authorized access and tampering (including through social engineering such as phishing attacks) and similar breaches, could expose us to a risk of loss of this information, regulatory scrutiny, claims for damages, penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on current and future business with current and potential customers. Information security risks have increased recently because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. In some cases, it may be difficult to anticipate or immediately detect security breaches and the damage they cause. We monitor and review our security systems and using a Total Quality Management methodology, we update the posture of these systems based on the current threat environment.
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
Dividends are declared and paid by AHFC if, when, and as determined by its Board of Directors. AHFC declared and paid semi-annual cash dividends to its parent, AHM, of $235 million and $271 million during the fiscal year ended March 31, 2019 and $141 million and $206 million during the fiscal year ended March 31, 2018.
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
We derived the consolidated balance sheet data as of March 31, 2019 and 2018 and the consolidated statements of income data for the fiscal years ended March 31, 2019, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this annual report. We derived the consolidated balance sheet data as of March 31, 2017 from our audited consolidated financial statements that are not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended March 31,
	2019	2018	2017

	(U.S. dollars in millions)
Consolidated Statement of Income Data
Revenues:
Retail loans and direct financing leases	$1,614	$1,382	$1,222
Dealer loans	232	175	147
Operating leases	7,253	6,890	6,333
Total revenues	9,099	8,447	7,702
Depreciation on operating leases	5,520	5,481	5,056
Interest expense	1,190	897	728
Net revenues	2,389	2,069	1,918
Gain on disposition of lease vehicles	131	93	43
Other income	71	56	105
Total net revenues	2,591	2,218	2,066
Expenses:
General and administrative expenses	456	439	434
Provision for credit losses	249	244	210
Impairment loss on operating leases	14	—	—
Early termination loss on operating leases	101	108	73
Loss on lease residual values	—	3	15
(Gain)/Loss on derivative instruments	509	(550)	315
(Gain)/Loss on foreign currency revaluation of debt	(407)	494	(171)
Total expenses	922	738	876
Income before income taxes	1,669	1,480	1,190
Income tax expense/(benefit)	428	(2,629)	437
Net income	1,241	4,109	753
Less: Net income attributable to noncontrolling interest	96	100	70
Net income attributable to American Honda Finance Corporation	$1,145	$4,009	$683

	March 31,
	2019	2018	2017

	(U.S. dollars in millions)
Consolidated Balance Sheet Data
Finance receivables, net (1):
Retail loans and direct financing leases	$34,792	$32,649	$31,047
Dealer loans	5,835	5,495	5,006
Allowance for credit losses	(201)	(179)	(133)
Write-down of lease residual values	(2)	(9)	(16)
Total finance receivables, net	$40,424	$37,956	$35,904
Investment in operating leases, net	$32,606	$31,817	$31,310
Total assets	$75,964	$72,626	$69,854
Debt:
Commercial paper	$5,755	$5,167	$4,462
Related party debt	749	1,085	1,201
Bank loans	4,962	5,419	5,883
Medium term note programs	25,984	24,207	23,523
Other debt	3,514	3,250	2,736
Secured debt	8,790	8,733	8,422
Total debt	$49,754	$47,861	$46,227
Total shareholder’s equity (2)	$16,336	$15,730	$12,043

	As of or for the years ended March 31,
	2019	2018	2017
Other Key Consolidated Financial Data
Ratio of debt to shareholder’s equity	3.05x	3.04x	3.84x
______________________________

(1)	Net of unearned interest, fees and subsidy income, and deferred origination costs.

(2)	Excludes noncontrolling interest in subsidiary.

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
References in this report to our “fiscal year 2019” and “fiscal year 2018” refer to our fiscal year ended March 31, 2019 and our fiscal year ended March 31, 2018, respectively.

Results of Operations
The following table presents our income before income taxes:

	Years ended March 31,
	2019	2018	2017

	(U.S. dollars in millions)
Income before income taxes:
United States segment	$1,396	$1,194	$991
Canada segment	273	286	199
Total income before income taxes	$1,669	$1,480	$1,190

Comparison of Fiscal Years Ended March 31, 2019 and 2018
Our consolidated income before income taxes was $1,669 million in fiscal year 2019 compared to $1,480 million in fiscal year 2018. This increase of $189 million, or 13%, was due to the following:

	Years ended March 31,
	2019	2018	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Direct financing leases	$4	$13	$(9)	(69%)
Retail	1,610	1,369	241	18%
Dealer	232	175	57	33%
Operating leases, net of depreciation	1,733	1,409	324	23%
Interest expense	(1,190)	(897)	(293)	33%
Gain on disposition of lease vehicles	131	93	38	41%
Other income	71	56	15	27%
Total net revenues	2,591	2,218	373	17%
Expenses:
General and administrative expenses	456	439	17	4%
Provision for credit losses	249	244	5	2%
Impairment loss on operating leases	14	—	14	n/m
Early termination loss on operating leases	101	108	(7)	(6)%
(Gain)/Loss on derivative instruments	509	(550)	1,059	(193%)
(Gain)/Loss on foreign currency revaluation of debt	(407)	494	(901)	(182%)
Other	—	3	(3)	(100%)
Total expenses	922	738	184	25%
Total income before income taxes	$1,669	$1,480	$189	13%
n/m= not meaningful

Segment Results—Comparison of Fiscal Years Ended March 31, 2019 and 2018
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment			Canada Segment			Consolidated
	Years ended March 31,			Years ended March 31,			Years ended March 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017

	(U.S. dollars in millions)
Revenues:
Direct financing leases	$—	$—	$—	$4	$13	$34	$4	$13	$34
Retail	1,406	1,181	1,030	204	188	158	1,610	1,369	1,188
Dealer	211	158	133	21	17	14	232	175	147
Operating leases	6,001	5,815	5,547	1,252	1,075	786	7,253	6,890	6,333
Total revenues	7,618	7,154	6,710	1,481	1,293	992	9,099	8,447	7,702
Depreciation on operating leases	4,520	4,598	4,403	1,000	883	653	5,520	5,481	5,056
Interest expense	1,015	770	638	175	127	90	1,190	897	728
Net revenues	2,083	1,786	1,669	306	283	249	2,389	2,069	1,918
Gain on disposition of lease vehicles	100	66	24	31	27	19	131	93	43
Other income	63	50	100	8	6	5	71	56	105
Total net revenues	2,246	1,902	1,793	345	316	273	2,591	2,218	2,066
Expenses:
General and administrative expenses	403	384	383	53	55	51	456	439	434
Provision for credit losses	242	239	199	7	5	11	249	244	210
Impairment loss on operating leases	14	—	—	—	—	—	14	—	—
Early termination loss on operating leases	98	105	67	3	3	6	101	108	73
Loss on lease residual values	—	—	—	—	3	15	—	3	15
(Gain)/Loss on derivative instruments	500	(514)	324	9	(36)	(9)	509	(550)	315
(Gain)/Loss on foreign currency revaluation of debt	(407)	494	(171)	—	—	—	(407)	494	(171)
Income before income taxes	$1,396	$1,194	$991	$273	$286	$199	$1,669	$1,480	$1,190
Revenues
Revenue from retail loans in the United States segment increased by $225 million, or 19%, during fiscal year 2019 compared to fiscal year 2018. The increase in revenue was attributable to higher yields due to the rising interest rate environment and higher average outstanding balances. Revenue from retail loans in the Canada segment increased by $16 million, or 9%, during fiscal year 2019 compared to fiscal year 2018. The increase in revenue was attributable to higher yields due to the rising interest rate environment.
Operating lease revenue in the United States segment increased by $186 million, or 3%, during fiscal year 2019 compared to fiscal year 2018. The increase was primarily due to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment. Operating lease revenue in the Canada segment increased by $177 million, or 16%, during fiscal year 2019 compared to fiscal year 2018. The increase was attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment and higher average outstanding operating lease assets.
Direct financing lease revenue, which is generated only in Canada, declined by $9 million, or 69%, during fiscal year 2019 compared to fiscal year 2018 due to the run-off of direct financing lease assets.

Revenue from dealer loans in the United States segment increased by $53 million, or 34%, during fiscal year 2019 compared to fiscal year 2018. The increase was attributable to higher yields due to the rising interest rate environment and higher average outstanding balances. Revenue from dealer loans in the Canada segment increased by $4 million, or 24%, primarily due to higher yields due to the rising interest rate environment.
Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $192 million, or 13%, to $1,633 million during fiscal year 2019 compared to $1,441 million during fiscal year 2018. The increase was attributable to higher average subsidy payments received. As a result of the rising interest rate environment, the average amount of subsidy payments necessary for us to realize market yields on incentive programs has also been rising.
Depreciation on operating leases
Depreciation on operating leases in the United States segment decreased by $78 million, or 2%, during fiscal year 2019 compared to fiscal year 2018. The decrease in depreciation was primarily due to improvements in expected used vehicle values during fiscal year 2019 compared to fiscal year 2018. Depreciation on operating lease assets in the Canada segment increased by $117 million, or 13%, due to higher average outstanding operating lease assets.
Operating lease revenue, net of depreciation in the United States segment increased by $264 million, or 22%, during fiscal year 2019 compared to fiscal year 2018. The increase in operating lease revenue, net of depreciation was attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment and decrease in depreciation due to improvements in expected used vehicle values. Operating lease revenue, net of depreciation in the Canada segment increased by $60 million, or 31%, during fiscal year 2019 compared to fiscal year 2018. The increase in operating lease revenue, net of depreciation, was attributable to higher net revenue on more recently acquired operating lease assets due to the rising interest rate environment and higher average outstanding operating lease assets.
Interest expense
Interest expense in the United States segment increased by $245 million, or 32%, during fiscal year 2019 compared to fiscal year 2018. The increase was attributable to higher average interest rates and an increase in average outstanding debt. Interest expense in the Canada segment increased by $48 million, or 38%, primarily due to higher average interest rates. See “—Liquidity and Capital Resources” below for more information.
Gain on disposition of lease vehicles
The gain on disposition of lease vehicles in the United States segment increased by $34 million, or 52%, during fiscal year 2019 compared to fiscal year 2018. The gain on disposition of lease vehicles in the Canada segment increased by $4 million, or 15%. The increases in gains in both segments were primarily the result of higher volume of units with more favorable disposition proceeds than the assumptions that were reflected in their estimated residual values. See “—Financial Condition—Lease Residual Value Risk” below for more information.
Provision for credit losses
The provision for credit losses in the United States segment increased by $3 million, or 1%, during fiscal year 2019 compared to fiscal year 2018. The increase in the provision was primarily due to the rise in the provision for past due operating lease rental payments and an increase in the provision for impaired dealer loans. The provision for credit losses in the Canada segment increased by $2 million, or 40%, during fiscal year 2019 compared to fiscal year 2018. During fiscal year 2018, the reduction in the allowance for credit losses in the Canada segment in order to reflect improving credit performance resulted in a lower provision for credit losses. During fiscal year 2019, there was a slight increase in the allowance for credit losses. See “—Financial Condition—Credit Risk” below for more information.
Impairment loss on operating leases
Impairment loss on operating leases of $14 million was recognized in the United States segment during fiscal year 2019 due to lower estimated residual value of certain models of leased vehicles. No impairment losses due to declines in estimated residual values were recognized during the fiscal year 2018. See “—Financial Condition—Lease Residual Value Risk” below for more information.

Early termination loss on operating leases
Early termination losses on operating leases in the United States segment decreased by $7 million, or 7%, during fiscal year 2019 compared to fiscal year 2018 due to a smaller increase in estimated early termination losses. Early termination losses on operating leases in the Canada segment were flat during fiscal year 2019 compared to fiscal year 2018. See “—Financial Condition—Credit Risk” below for more information.
Loss on lease residual values
Loss on lease residual values in the Canada segment decreased by $3 million, or 100%, during fiscal year 2019 compared to fiscal year 2018, primarily due to the run-off of direct financing lease assets. See “—Financial Condition—Lease Residual Value Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a loss on derivative instruments of $500 million during fiscal year 2019 compared to a gain of $514 million during fiscal year 2018. The loss in fiscal year 2019 was attributable to a loss on cross currency swaps of $486 million and pay fixed interest rate swaps of $161 million, partially offset by gains on pay float interest rate swaps of $147 million. The loss on cross currency swaps during fiscal year 2019 was primarily attributable to the U.S. dollar strengthening against the Euro and Sterling during the period. The losses on pay fixed interest rate swaps and gains on pay float interest rate swaps during fiscal year 2019 were primarily due to declines in applicable swap rates during the period. In the Canada segment, we recognized a loss on derivative instruments of $9 million during fiscal year 2019 compared to a gain of $36 million during fiscal year 2018. The losses during fiscal year 2019 were due to declines in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $407 million during fiscal year 2019 compared to a loss of $494 million during fiscal year 2018. The gain during fiscal year 2019 was primarily due to the U.S. dollar strengthening against the Euro and Sterling during the period.
Income tax expense
Our consolidated effective tax rate was 25.6% for fiscal year 2019 and (177.6)% for fiscal year 2018. The increase in the effective tax rate for fiscal year 2019 was primarily due to the impact of the new U.S. federal income tax rate and the Transition Tax under the Tax Cuts and Jobs Act (Tax Act). For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.
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

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Years ended March 31,
	2019		2018		2017
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	486	332	477	307	464	325
Used auto	123	26	104	26	88	9
Motorcycle	68	4	72	11	74	11
Other	1	—	1	—	1	—
Total retail loans	678	362	654	344	627	345
Leases	495	438	452	361	514	470
Canada Segment
Retail loans:
New auto	63	61	70	68	67	63
Used auto	5	1	9	6	10	6
Motorcycle	7	6	8	7	6	4
Other	1	—	—	—	1	—
Total retail loans	76	68	87	81	84	73
Leases	92	91	85	84	81	80
Consolidated
Retail loans:
New auto	549	393	547	375	531	388
Used auto	128	27	113	32	98	15
Motorcycle	75	10	80	18	80	15
Other	2	—	1	—	2	—
Total retail loans	754	430	741	425	711	418
Leases	587	529	537	445	595	550
_______________________

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

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed either with retail loans or leases that we acquired:

	Years ended March 31,
	2019	2018	2017
United States Segment
New auto	61%	57%	59%
Motorcycle	36%	38%	39%
Canada Segment
New auto	79%	78%	77%
Motorcycle	29%	32%	24%
Consolidated
New auto	63%	59%	61%
Motorcycle	35%	37%	37%
Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	March 31,			March 31,
	2019	2018	2017	2019	2018	2017

	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$25,201	$23,700	$22,837	1,569	1,590	1,610
Used auto	4,522	3,685	3,154	318	268	234
Motorcycle	1,055	1,028	993	190	193	191
Other	49	46	51	3	4	4
Total retail loans	$30,827	$28,459	$27,035	2,080	2,055	2,039
Securitized retail loans (2)	$7,896	$7,633	$7,748	765	691	690
Investment in operating leases	$27,493	$27,040	$27,380	1,300	1,301	1,294

Canada Segment
Retail loans:
New auto	$3,430	$3,463	$3,067	259	245	219
Used auto	226	309	345	29	36	44
Motorcycle	83	86	73	20	19	16
Other	3	3	3	1	2	2
Total retail loans	$3,742	$3,861	$3,488	309	302	281
Securitized retail loans (2)	$1,177	$1,262	$764	93	89	59
Direct financing leases	$28	$141	$375	4	15	34
Investment in operating leases	$5,113	$4,777	$3,930	289	259	212

Consolidated
Retail loans:
New auto	$28,631	$27,163	$25,904	1,828	1,835	1,829
Used auto	4,748	3,994	3,499	347	304	278
Motorcycle	1,138	1,114	1,066	210	212	207
Other	52	49	54	4	6	6
Total retail loans	$34,569	$32,320	$30,523	2,389	2,357	2,320
Securitized retail loans (2)	$9,073	$8,895	$8,512	858	780	749
Direct financing leases	$28	$141	$375	4	15	34
Investment in operating leases	$32,606	$31,817	$31,310	1,589	1,560	1,506
_______________________

(1)	A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.

(2)
Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, retail loan acquisition volumes increased by 4% during fiscal year 2019 compared to fiscal year 2018 primarily due to the increase in non-sponsored used and sponsored new auto loan acquisition volumes. Lease acquisition volumes increased by 10% during fiscal year 2019 compared to fiscal year 2018 primarily due to the increase in incentive program volumes.
In the Canada segment, retail loan acquisition volumes decreased by 13% during fiscal year 2019 compared to fiscal year 2018 primarily due to the decline in retail loan incentive volumes. Lease acquisition volumes increased by 8% during fiscal year 2019 compared to fiscal year 2018 due to the increase in incentive program volumes. Outstanding direct financing lease assets continued to decline and operating lease assets continued to increase during fiscal year 2019 as the result of our remaining direct financing leases maturing and all newly acquired leases being classified as operating leases.
Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	March 31,
	2019	2018	2017
United States Segment
Automobile	30%	28%	28%
Motorcycle	97%	98%	97%
Other	20%	21%	21%

Canada Segment
Automobile	35%	36%	35%
Motorcycle	95%	95%	95%
Other	95%	95%	95%

Consolidated
Automobile	31%	30%	29%
Motorcycle	97%	97%	97%
Other	22%	23%	24%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Years ended March 31,
	2019	2018	2017
United States Segment
Automobile	27%	28%	27%
Motorcycle	97%	98%	97%
Other	7%	8%	7%
Canada Segment
Automobile	32%	31%	31%
Motorcycle	92%	94%	96%
Other	96%	95%	98%
Consolidated
Automobile	27%	28%	27%
Motorcycle	96%	97%	97%
Other	9%	10%	10%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	March 31,			March 31,
	2019	2018	2017	2019	2018	2017

	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	3,308	3,075	2,823	121	113	111
Motorcycle	750	738	684	101	100	93
Other	59	60	64	63	67	73
Total wholesale flooring loans	4,117	3,873	3,571	285	280	277
Commercial loans	1,084	978	841

Canada Segment
Wholesale flooring loans:
Automobile	441	452	414	17	18	18
Motorcycle	95	98	86	13	13	13
Other	25	29	29	28	31	32
Total wholesale flooring loans	561	579	529	58	62	63
Commercial loans	65	65	65

Consolidated
Wholesale flooring loans:
Automobile	3,749	3,527	3,237	138	131	129
Motorcycle	845	836	770	114	113	106
Other	84	89	93	91	98	105
Total wholesale flooring loans	4,678	4,452	4,100	343	342	340
Commercial loans	1,149	1,043	906
________________________
(1)A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.
Credit Risk
Credit losses are an expected cost of extending credit. The majority of our credit risk is in consumer financing and to a lesser extent in dealer financing. Credit risk of our portfolio of consumer finance receivables can be affected by general economic conditions. Adverse changes such as a rise in unemployment can increase the likelihood of defaults. Declines in used vehicle prices can reduce the amount of recoveries on repossessed collateral. We manage our exposure to credit risk in retail loans and direct financing leases by monitoring and adjusting our underwriting standards, which affect the level of credit risk that we assume, pricing contracts for expected losses, focusing collection efforts to minimize losses, and ongoing reviews of the financial condition of dealers.
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
The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the years ended March 31,
	2019	2018	2017

	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$173	$124	$83
Provision for credit losses	203	209	177
Charge-offs, net of recoveries	(182)	(160)	(136)
Allowance for credit losses at end of period	$194	$173	$124
Allowance as a percentage of ending receivable balance (1)	0.53%	0.51%	0.39%
Charge-offs as a percentage of average receivable balance (1)	0.51%	0.49%	0.43%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$104	$56	$42
As a percentage of ending receivable balance (1), (2)	0.28%	0.17%	0.13%
Operating leases:
Early termination loss on operating leases	$98	$105	$67
Provision for past due operating lease rental payments (3)	39	30	22
Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$6	$9	$10
Provision for credit losses	6	4	10
Charge-offs, net of recoveries	(5)	(7)	(11)
Effect of translation adjustment	—	—	—
Allowance for credit losses at end of period	$7	$6	$9
Allowance as a percentage of ending receivable balance (1)	0.14%	0.13%	0.20%
Charge-offs as a percentage of average receivable balance (1)	0.12%	0.16%	0.24%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$4	$8	$7
As a percentage of ending receivable balance (1), (2)	0.09%	0.16%	0.15%
Operating leases:
Early termination loss on operating leases	$3	$3	$6
Provision for past due operating lease rental payments (3)	1	1	1
Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$179	$133	$93
Provision for credit losses	209	213	187
Charge-offs, net of recoveries	(187)	(167)	(147)
Effect of translation adjustment	—	—	—
Allowance for credit losses at end of period	$201	$179	$133
Allowance as a percentage of ending receivable balance (1)	0.49%	0.46%	0.36%
Charge-offs as a percentage of average receivable balance (1)	0.47%	0.44%	0.41%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$108	$64	$49
As a percentage of ending receivable balance (1), (2)	0.26%	0.17%	0.13%
Operating leases:
Early termination loss on operating leases	$101	$108	$73
Provision for past due operating lease rental payments (3)	40	31	23
________________________

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

In the United States segment, the provision for credit losses on our finance receivables was $203 million during fiscal year 2019 compared to $209 million during fiscal year 2018. The decline in the provision was due to a smaller increase in the allowance for credit losses for retail loans during fiscal year 2019 compared to fiscal year 2018. Although net charge-offs of retail loans during fiscal year 2019 were higher compared to fiscal year 2018, which continues the trend of increasing charge-offs that we have been experiencing since fiscal year 2016, the rate of increase was lower compared to prior years. The increasing trend in charge-offs was primarily due to the increase in the volume of retail loans with longer terms which typically have higher loan-to-value ratios and as a result, higher loss severities. The increasing trend in charge-offs was also the result of higher charge-off frequencies due to the increase in the volume of retail loans in our lowest credit grade tier and used auto loans. The decline in the provision for retail loans was partially offset by an increase in the provision for impaired dealer loans of $8 million. We recognized early termination losses on operating lease assets of $98 million during fiscal year 2019 compared to $105 million during fiscal year 2018. Although the actual net losses we realized during fiscal year 2019 continued to increase compared to prior years, the rate of increase has slowed. As a result, the increase to the estimated early termination losses we recognized during fiscal year 2019 was lower compared to fiscal year 2018. During fiscal year 2019, there was an increase in the frequency of lessee defaults which was partially offset by lower loss severities on early terminations. The increase in the frequency of lessee defaults contributed to the increase in provision for credit losses on past due rental payments.
In the Canada segment, the provision for credit losses on our finance receivables was $6 million during fiscal year 2019 compared to $4 million during fiscal year 2018. During fiscal year 2018, the reduction in the allowance for credit losses in the Canada segment in order to reflect improving credit performance resulted in a lower provision for credit losses. During fiscal year 2019, there was a slight increase in the allowance for credit losses. Early termination losses on operating lease assets was $3 million during fiscal year 2019, which was flat compared to fiscal year 2018.
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

The following table summarizes our number of lease terminations and the method of disposition:

	Years ended March 31,
	2019	2018	2017

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	319	264	267
Sales through auctions and dealer direct programs (3)	155	167	132
Total termination units	474	431	399
Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	65	49	45
Sales through auctions and dealer direct programs (3)	6	7	8
Total termination units	71	56	53
Consolidated
Termination units:
Sales at outstanding contractual balances (2)	384	313	312
Sales through auctions and dealer direct programs (3)	161	174	140
Total termination units	545	487	452
_______________________

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.

(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.

(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.
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
The summary of outstanding debt presented in the tables below in this section “—Liquidity and Capital Resources” as of March 31, 2019, 2018 and 2017 includes foreign currency denominated debt which was translated into U.S. dollars using the relevant exchange rates as of March 31, 2019, 2018 and 2017, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar), “€” (Euro) and “£” (Sterling) were converted into U.S. dollars solely for your convenience based on the exchange rate on March 31, 2019 of 1.3349, 1.1216 and 1.3006, respectively, per U.S. dollar. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

				Weighted average contractual interest rate
	March 31,			March 31,
	2019	2018	2017	2019	2018	2017

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$5,029	$4,437	$3,609	2.67%	1.91%	1.02%
Bank loans	3,896	4,393	4,890	3.30%	2.52%	1.68%
Private MTN program	999	1,698	2,946	3.84%	5.40%	3.77%
Public MTN program	24,117	21,398	19,491	2.35%	1.92%	1.63%
Euro MTN programme	868	1,111	1,086	1.89%	1.95%	1.83%
Total unsecured debt	34,909	33,037	32,022
Secured debt	7,671	7,521	7,680	2.41%	1.68%	1.24%
Total debt	$42,580	$40,558	$39,702

Canada Segment
Unsecured debt:
Commercial paper	$726	$730	$853	2.06%	1.55%	0.87%
Related party debt	749	1,085	1,201	2.18%	1.64%	0.95%
Bank loans	1,066	1,026	993	2.62%	2.27%	1.50%
Other debt	3,514	3,250	2,736	2.50%	2.20%	1.90%
Total unsecured debt	6,055	6,091	5,783
Secured debt	1,119	1,212	742	2.49%	2.09%	1.24%
Total debt	$7,174	$7,303	$6,525

Consolidated
Unsecured debt:
Commercial paper	$5,755	$5,167	$4,462	2.60%	1.86%	0.99%
Related party debt	749	1,085	1,201	2.18%	1.64%	0.95%
Bank loans	4,962	5,419	5,883	3.16%	2.48%	1.65%
Private MTN program	999	1,698	2,946	3.84%	5.40%	3.77%
Public MTN program	24,117	21,398	19,491	2.35%	1.92%	1.63%
Euro MTN programme	868	1,111	1,086	1.89%	1.95%	1.83%
Other debt	3,514	3,250	2,736	2.50%	2.20%	1.90%
Total unsecured debt	40,964	39,128	37,805
Secured debt	8,790	8,733	8,422	2.42%	1.74%	1.24%
Total debt	$49,754	$47,861	$46,227
Commercial Paper
As of March 31, 2019, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.5 billion). Interest rates on the commercial paper are fixed at the time of issuance. During fiscal year 2019, consolidated commercial paper month-end outstanding principal balances ranged from $4.9 billion to $6.2 billion.
Related Party Debt
HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days.

Bank Loans
During fiscal year 2019, AHFC did not enter into any term loan agreements and HCFI entered into one floating rate term loan agreement for an aggregate of C$350 million ($262 million). As of March 31, 2019, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $37 million to $600 million. As of March 31, 2019, the remaining maturities of all bank loans outstanding ranged from 235 days to approximately 5.5 years. The weighted average remaining maturity on all bank loans was 1.9 years as of March 31, 2019.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of March 31, 2019, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.
Medium Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. As of March 31, 2019, the remaining maturities of Private MTNs outstanding did not exceed 2.5 years. Private MTNs were issued pursuant to the terms of an issuing and paying agency agreement, which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of March 31, 2019, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.
Public MTN Program
AHFC is a well-known seasoned issuer under SEC rules and issues Public MTNs pursuant to a registration statement on Form S-3 filed with the SEC. In August 2016, AHFC filed a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTN, which includes the issuance of foreign currency denominated notes into international markets. The aggregate principal amount of MTNs offered under this program may be increased from time to time.
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During fiscal year 2019, AHFC issued $3.6 billion aggregate principal amount of U.S. dollar denominated fixed rate MTNs, with an original maturity ranging from 23 months to 5.0 years, $4.3 billion aggregate principal amount of U.S. dollar denominated floating rate MTNs, with an original maturity ranging from 10 months to 3.0 years and €1.1 billion ($1.2 billion) of EUR denominated fixed rate MTNs, with an original maturity of 3.5 years. The weighted average remaining maturities of all Public MTNs was 2.4 years as of March 31, 2019.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of March 31, 2019, management believes that AHFC was in compliance with all covenants under the indenture.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturity. As of March 31, 2019, the remaining maturities of Euro MTNs outstanding under this program did not exceed 3.9 years. Euro MTNs were issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2019, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	March 31,
	2019	2018	2017

	(U.S. dollars in millions)
U.S. dollar	$21,210	$19,717	$20,141
Euro	3,969	3,623	2,607
Sterling	778	839	748
Japanese yen	27	28	27
Total	$25,984	$24,207	$23,523
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During fiscal year 2019, HCFI entered into three private placement trades for an aggregate of C$1.4 billion ($1.0 billion). As of March 31, 2019, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 68 days to approximately 6.2 years. The weighted average remaining maturities of these notes was 2.9 years as of March 31, 2019.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2019, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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

During fiscal year 2019, we issued notes through asset-backed securitizations totaling $4.8 billion, which were secured by consumer finance receivables with an initial principal balance of $5.7 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $3.5 billion 364-day credit agreement, which expires on February 28, 2020, a $2.1 billion credit agreement, which expires on March 3, 2021, and a $1.4 billion credit agreement, which expires on March 3, 2023. As of March 31, 2019, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$1.6 billion ($1.2 billion) credit agreement which provides that HCFI may borrow up to C$800 million ($599 million) on a one-year revolving basis and up to C$800 million ($599 million) on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 25, 2020 and the five-year tranche of the credit agreement expires on March 25, 2024. As of March 31, 2019, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of March 31, 2019, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of March 31, 2019, no amounts were drawn upon under these agreements. These agreements expire in September 2019. AHFC intends to renew these credit agreements prior to or on their expiration dates.
Keep Well Agreements
HMC has entered into separate Keep Well Agreements with AHFC and HCFI. For additional information, refer to “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and AHFC Keep Well Agreement” and “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and HCFI Keep Well Agreement.”
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated October 1, 2005. We incurred expenses of $23 million, $22 million and $20 million during fiscal years 2019, 2018 and 2017, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of March 31, 2019, AHFC and its consolidated subsidiaries had $58.7 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $16.2 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

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
Contractual Obligations
The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, by fiscal year payment period, as of March 31, 2019:

	Payments due by period
	Total	2020	2021	2022	2023	2024	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$41,050	$15,675	$9,099	$6,129	$5,324	$3,373	$1,450
Secured debt obligations (1)	8,803	4,678	2,573	1,222	288	42	—
Interest payments on debt (2)	2,484	986	652	380	219	128	119
Operating lease obligations	70	10	10	9	9	8	24
Total	$52,407	$21,349	$12,334	$7,740	$5,840	$3,551	$1,593
_______________________

(1)
Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of March 31, 2019.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of March 31, 2019.
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
Sensitivity Analysis
If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve-month period ended March 31, 2019, our provision for credit losses would have increased by approximately $39 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve-month period ended March 31, 2019, we would have recognized an additional $20 million in early termination losses in our consolidated statement of income during the period.

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
Sensitivity Analysis
If future estimated auction values for all outstanding operating leases as of March 31, 2019 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $71 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $12 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of March 31, 2019. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.
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

To provide a quantitative measure of the sensitivity of interest rate movements on our pre-tax cash flows, we have estimated the effect of a hypothetical 100 basis point increase and decrease to benchmark interest rates on our floating rate financial instruments for the 12-month periods ending March 31, 2020 and 2019 below. Our estimates were based upon our existing receivables, debt, and derivatives as of March 31, 2019 and 2018. We do not include any assumptions for reinvestment of maturing assets and refinancing of maturing debt. The estimates for a 100 basis point decrease assume that rates cannot fall below zero percent.

	Impact on pre-tax cash flows for the 12 months ending March 31,
Hypothetical change in interest rate	2020	2019
100 basis point increase	$21 million increase	$17 million increase
100 basis point decrease	$21 million decrease	$17 million decrease
The net impact on pre-tax cash flows of a hypothetical increase or decrease in interest rates was higher for the period ending March 31, 2020 compared to the period ending March 31, 2019 due to the increase in the mix of receive float relative to pay float instruments.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2019, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2019.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC applicable to non-accelerated filers.

Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 14. Principal Accounting Fees and Services
The following table represents aggregate costs for fees and services provided to us by our independent registered public accounting firm, KPMG LLP.

	Years ended March 31,
	2019	2018

	(U.S. dollars in thousands)
Audit fees	$6,874	$6,800
Audit-related fees	428	433
Tax fees	—	—
All other fees	—	—
Total	$7,302	$7,233
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
Auditor Pre-Approval Policy
We comply with pre-approval policies and procedures established by HMC which, among other things, list particular audit services and non-audit services that may be provided without specific pre-approval. None of the services provided were waived from pre-approval requirements pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

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
4.4
Trust Indenture between Honda Canada Finance Inc., as issuer, and BNY Trust Company of Canada (as successor to CIBC Mellon Trust Company), as trustee, dated as of September 26, 2005 (3), as supplemented by supplemental indentures from time to time, and the Form of Debenture (4).

4.5(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.6(18)	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.7	Form of Fixed Rate Medium-Term Note, Series A (6) and Form of Floating Rate Medium-Term Note, Series A (7).
4.8(23)	Description of 1.300% Medium-Term Notes, Series A, due March 21, 2022
4.9(23)	Description of 2.625% Medium-Term Notes, Series A, due October 14,2022
4.10(23)	Description of 1.375% Medium-Term Notes, Series A, due November 10,2022
4.11(23)	Description of 0.550% Medium-Term Notes, Series A, due March 17,2023
4.12(23)	Description of 0.750% Medium-Term Notes, Series A, due January 17,2024
4.13(23)	Description of 0.350% Medium-Term Notes, Series A, due August 26,2022
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

Exhibit Number	Description
10.2(9)	Amendment, dated as of June 30, 2014, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.3(10)	Second Amendment, dated as of March 13, 2015, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.4(11)	Third Amendment, dated as of March 23, 2016, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.5(12)	Fourth Amendment dated as of March 23, 2017 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.6(19)	Fifth Amendment dated as of March 13, 2018 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.7(23)	Sixth Amendment, dated as of March 12, 2019 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.8(13)
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

10.9(20)
First Amendment dated as of January 26, 2018 between American Honda Finance Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, for and on behalf of the banks party to the Credit Agreement.

10.10(14)
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

10.11(21)
First Amendment dated as of January 26, 2018 between American Honda Finance Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, for and on behalf of the banks party to the Credit Agreement.

10.12(15)
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

10.13(22)
First Amendment dated as of January 26, 2018 between American Honda Finance Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, for and on behalf of the banks party to the Credit Agreement.

10.14(16)	Keep Well Agreement between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated September 9, 2005.
10.15(23)	Support Compensation Agreement, between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated as of April 1, 2019.
10.16(17)	Keep Well Agreement between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated September 26, 2005.
10.17(23)	Support Compensation Agreement, between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated as of April 1, 2019.
23.1(23)	Consent of KPMG LLP
31.1(23)	Certification of Principal Executive Officer
31.2(23)	Certification of Principal Financial Officer

Exhibit Number	Description
32.1(24)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(24)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(23)	XBRL Instance Document
101.SCH(23)	XBRL Taxonomy Extension Schema Document
101.CAL(23)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(23)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(23)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(23)	XBRL Taxonomy Extension Definition Linkbase Document
________________________

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.

(2)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.

(3)	Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.

(4)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.

(5)	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.

(6)	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated February 12, 2014.

(7)	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 10, 2016.

(8)	Incorporated herein by reference to the same numbered Exhibit filed with our current report on Form 8-K, dated March 24, 2014.

(9)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated June 30, 2014.

(10)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 13, 2015.

(11)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2016.

(12)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2017.

(13)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 3, 2017.

(14)	Incorporated herein by reference to Exhibit number 10.2 filed with our current report on Form 8-K, dated March 3, 2017.

(15)	Incorporated herein by reference to Exhibit number 10.3 filed with our current report on Form 8-K, dated March 3, 2017.

(16)	Incorporated herein by reference to Exhibit 10.1 filed with our registration statement on Form 10, dated June 28, 2013.

(17)	Incorporated herein by reference to Exhibit 10.3 filed with our registration statement on Form 10, dated June 28, 2013.

(18)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 8, 2018.

(19)	Incorporated herein by reference to the same numbered Exhibit filed with our annual report on Form 10-K, dated June 21, 2018.

(20)	Incorporated herein by reference to Exhibit number 10.8 filed with our annual report on Form 10-K, dated June 21, 2018.

(21)	Incorporated herein by reference to Exhibit number 10.10 filed with our annual report on Form 10-K, dated June 21, 2018.

(22)	Incorporated herein by reference to Exhibit number 10.12 filed with our annual report on Form 10-K, dated June 21, 2018.

(23)	Filed herewith.

(24)	Furnished herewith.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 21, 2019

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda Vice President and Assistant Secretary (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hideo Moroe	President and Director	June 21, 2019
Hideo Moroe	(Principal Executive Officer)
/s/ Masahiro Nakamura	Vice President, Treasurer and Director	June 21, 2019
Masahiro Nakamura	(Principal Financial Officer)
/s/ Paul C. Honda	Vice President and Assistant Secretary	June 21, 2019
Paul C. Honda	(Principal Accounting Officer)
/s/ Ferrell Kemp	Vice President and Director	June 21, 2019
Ferrell Kemp
Director
Shinji Aoyama
Director
Jiro Morisawa

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
For the fiscal year ended March 31, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of
American Honda Finance Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., and subsidiaries (the Company), as of March 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended March 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Los Angeles, California
June 21, 2019

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	March 31,
	2019	2018
Assets
Cash and cash equivalents	$795	$783
Finance receivables, net	40,424	37,956
Investment in operating leases, net	32,606	31,817
Due from Parent and affiliated companies	162	139
Income taxes receivable	228	16
Vehicles held for disposition	252	231
Other assets	1,117	934
Derivative instruments	380	750
Total assets	$75,964	$72,626
Liabilities and Equity
Debt	$49,754	$47,861
Due to Parent and affiliated companies	106	87
Accrued interest expense	150	146
Income taxes payable	152	105
Deferred income taxes	6,399	6,035
Other liabilities	1,567	1,382
Derivative instruments	568	414
Total liabilities	58,696	56,030
Commitments and contingencies (Note 9)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of March 31, 2019 and 2018	1,366	1,366
Retained earnings	15,088	14,449
Accumulated other comprehensive loss	(118)	(85)
Total shareholder’s equity	16,336	15,730
Noncontrolling interest in subsidiary	932	866
Total equity	17,268	16,596
Total liabilities and equity	$75,964	$72,626
The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 10 for additional information.

	March 31,
	2019	2018
Finance receivables, net	$9,073	$8,895
Vehicles held for disposition	3	4
Other assets	597	452
Total assets	$9,673	$9,351

Secured debt	$8,790	$8,733
Accrued interest expense	8	6
Total liabilities	$8,798	$8,739
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions)

	Years ended March 31,
	2019	2018	2017
Revenues:
Direct financing leases	$4	$13	$34
Retail	1,610	1,369	1,188
Dealer	232	175	147
Operating leases	7,253	6,890	6,333
Total revenues	9,099	8,447	7,702
Depreciation on operating leases	5,520	5,481	5,056
Interest expense	1,190	897	728
Net revenues	2,389	2,069	1,918
Gain on disposition of lease vehicles	131	93	43
Other income	71	56	105
Total net revenues	2,591	2,218	2,066
Expenses:
General and administrative expenses	456	439	434
Provision for credit losses	249	244	210
Impairment loss on operating leases	14	—	—
Early termination loss on operating leases	101	108	73
Loss on lease residual values	—	3	15
(Gain)/Loss on derivative instruments	509	(550)	315
(Gain)/Loss on foreign currency revaluation of debt	(407)	494	(171)
Total expenses	922	738	876
Income before income taxes	1,669	1,480	1,190
Income tax expense/(benefit)	428	(2,629)	437
Net income	1,241	4,109	753
Less: Net income attributable to noncontrolling interest	96	100	70
Net income attributable to American Honda Finance Corporation	$1,145	$4,009	$683
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Years ended March 31,
	2019	2018	2017
Net income	$1,241	$4,109	$753
Other comprehensive income/(loss):
Foreign currency translation adjustment	(63)	48	(35)
Comprehensive income	1,178	4,157	718
Less: Comprehensive income attributable to noncontrolling interest	66	123	53
Comprehensive income attributable to American Honda Finance Corporation	$1,112	$4,034	$665
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2016	$12,068	$10,104	$(92)	$1,366	$690
Net income	753	683	—	—	70
Other comprehensive loss	(35)	—	(18)	—	(17)
Balance at March 31, 2017	$12,786	$10,787	$(110)	$1,366	$743
Net income	4,109	4,009	—	—	100
Other comprehensive loss	48	—	25	—	23
Dividends paid	$(347)	$(347)	$—	$—	$—
Balance at March 31, 2018	$16,596	$14,449	$(85)	$1,366	$866
Net income	1,241	1,145	—	—	96
Other comprehensive income	(63)	—	(33)	—	(30)
Dividends paid	(506)	(506)	—	—	—
Balance at March 31, 2019	$17,268	$15,088	$(118)	$1,366	$932
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Years ended March 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$1,241	$4,109	$753
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	104	(42)	161
Loss on lease residual values and provision for credit losses	249	247	225
Early termination loss on operating leases and impairment on operating leases	115	108	73
Depreciation and amortization	5,531	5,491	5,063
Accretion of unearned subsidy income	(1,642)	(1,451)	(1,243)
Amortization of deferred dealer participation and other deferred costs	339	318	315
Gain on disposition of lease vehicles and fixed assets	(131)	(93)	(43)
Deferred income taxes	374	(2,768)	688
Changes in operating assets and liabilities:
Income taxes receivable/payable	(166)	349	257
Other assets	(62)	(66)	(72)
Accrued interest/discounts on debt	64	69	54
Other liabilities	218	96	124
Due to/from Parent and affiliated companies	(4)	88	(85)
Net cash provided by operating activities	6,230	6,455	6,270
Cash flows from investing activities:
Finance receivables acquired	(19,058)	(17,971)	(16,761)
Principal collected on finance receivables	16,140	15,732	16,140
Net change in wholesale loans	(252)	(337)	(197)
Purchase of operating lease vehicles	(16,389)	(14,268)	(15,949)
Disposal of operating lease vehicles	9,534	8,304	7,364
Cash received for unearned subsidy income	1,966	1,676	1,593
Other investing activities, net	(7)	(46)	(11)
Net cash used in investing activities	(8,066)	(6,910)	(7,821)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	33,697	36,190	41,162
Paydown of commercial paper	(33,083)	(35,520)	(41,303)
Proceeds from issuance of short-term debt	1,099	381	—
Paydown of short-term debt	(300)	(325)	—
Proceeds from issuance of related party debt	3,812	4,135	12,514
Paydown of related party debt	(4,121)	(4,294)	(13,567)
Proceeds from issuance of medium term notes and other debt	9,278	7,238	10,488
Paydown of medium term notes and other debt	(7,949)	(7,174)	(8,411)
Proceeds from issuance of secured debt	4,764	5,149	5,708
Paydown of secured debt	(4,689)	(4,901)	(4,868)
Dividends paid	(506)	(347)	—
Net cash provided by financing activities	2,002	532	1,723
Effect of exchange rate changes on cash and cash equivalents	(9)	7	(2)
Net increase in cash and cash equivalents	157	84	170
Cash and cash equivalents at beginning of year	1,226	1,142	972
Cash and cash equivalents at end of year	$1,383	$1,226	$1,142
Supplemental disclosures of cash flow information:
Interest paid	$985	$826	$674
Income taxes paid/(received)	141	(206)	(508)

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	March 31,
	2019	2018	2017
Cash and cash equivalents	795	$783	$760
Restricted cash included in other assets (1)	588	443	382
	$1,383	$1,226	1,142

(1)	Restricted cash balances relate primarily to securitization arrangements (Note 10).
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
Unless otherwise indicated by the context, all references to the “Company” , "we", "us", and "our" in this report include AHFC and its consolidated subsidiaries (refer Note 1(b) Principles of Consolidation below), and references to “AHFC” refer solely to American Honda Finance Corporation (excluding AHFC’s subsidiaries).
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
The consolidated financial statements include the accounts of AHFC and its subsidiaries. All subsidiaries are wholly-owned, except for HCFI, which is majority-owned (52.33% as of March 31, 2019 and 2018).
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
Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. As of March 31, 2019 and 2018, all finance receivables were classified as held-for-investment and reported at amortized cost.
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

(o)	Recently Adopted Accounting Standards
Effective April 1, 2018, the Company adopted Accounting Standard Update (ASU) 2014-09 and the subsequent ASUs that modified ASU 2014-09, which have been codified in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The Company’s primary sources of revenue are from lease and loan contracts, which are not within the scope of ASC 606 as they are within the scope of other accounting standards. All of the Company’s other revenue sources that are within the scope of ASC 606 are insignificant, with the exception of revenue from Vehicle Service Contract Administration. The adoption of this standard did not change the timing or amount of revenue from Vehicle Service Contract Administration, see Note 6-Transactions Involving Related Parties. Gains or losses related to the sale of lease vehicles are within the scope of ASC 610-20. The adoption of this standard did not have an impact on the timing or amount of gains or losses from the disposition of lease vehicles. ASU 2014-09 was adopted using the modified retrospective transition method. The adoption of this standard did not require any adjustments to opening retained earnings as of April 1, 2018.
Effective April 1, 2018, the Company adopted ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The adoption of this standard did not have a material impact on the consolidated financial statements.
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

(p)	Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in ASC 840, Leases. The FASB also issued several updates to ASU 2016-02 with targeted improvements and clarifications. The new standard will require the Company to record right-of-use assets and lease liabilities for the current operating leases as a lessee. Upon adoption of this standard, the Company expects to recognize right-of-use assets of approximately $56 million, lease liabilities of approximately $62 million, and a reduction in other liabilities of approximately $6 million for accrued rent and unamortized tenant improvement allowances. Lessor accounting remains largely unchanged except for the following limited amendments. Changes in the assessment of collectibility on operating lease receivables are required to be recognized as adjustments to lease revenue rather than through the provision for credit losses. Certain lessor costs such as property taxes paid directly to third parties and reimbursed by lessees are required to be recognized gross as an expense and lease revenue. Initial direct costs which were previously recognized as a reduction of lease revenue will be presented as an expense. These changes in lessor accounting will not have an impact on net income. The new standard is effective for the Company beginning April 1, 2019 and will be adopted using the modified retrospective method. The adoption of the new standard will not have a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB also issued several updates to ASU 2016-13 with targeted improvements and clarifications. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is currently assessing the impact of this standard on the consolidated financial statements. In general, the allowance for credit losses is expected to increase when changing from an incurred loss to expected loss methodology. The models and methodologies that are currently used in estimating the allowance for credit losses are being evaluated to identify the changes necessary to meet the requirements of the new standard. The amendments are effective for the Company beginning April 1, 2020.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which addresses better alignment between an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments are effective for the Company beginning April 1, 2019. The adoption of this standard will not impact the Company’s consolidated financial statements since there were no designated hedge accounting relationships.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments modify the disclosure requirements on fair value measurements in Topic 820, based on FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements. Certain disclosure requirements were removed, modified and added in Topic 820. The amendments are effective for the Company beginning April 1, 2020. Early adoption is permitted. The Company is currently assessing the impact of this standard on the consolidated financial statements. The Company plans to adopt the new guidance effective April 1, 2020.

(2)	Finance Receivables
Finance receivables consisted of the following:

	March 31, 2019
	Lease	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$30	$35,429	$5,835	$41,294
Allowance for credit losses	—	(193)	(8)	(201)
Write-down of lease residual values	(2)	—	—	(2)
Deferred dealer participation and other deferred costs	—	431	—	431
Unearned subsidy income	—	(1,098)	—	(1,098)
Finance receivables, net	$28	$34,569	$5,827	$40,424

	March 31, 2018
	Lease	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$154	$33,140	$5,495	$38,789
Allowance for credit losses	—	(179)	—	(179)
Write-down of lease residual values	(9)	—	—	(9)
Unearned interest income and fees	(2)	—	—	(2)
Deferred dealer participation and other deferred costs	—	396	—	396
Unearned subsidy income	(2)	(1,037)	—	(1,039)
Finance receivables, net	$141	$32,320	$5,495	$37,956
Finance receivables include retail loans with a principal balance of $9.4 billion and $9.1 billion as of March 31, 2019 and 2018, respectively, which have been transferred to securitization trusts and are considered to be legally isolated but do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 10 for additional information.
Contractual maturities of direct financing lease and retail loans at March 31, 2019 were as follows:

	Lease	Retail

	(U.S. dollars in millions)
Year ending March 31,
2020	$30	$9,980
2021	—	8,912
2022	—	7,413
2023	—	5,402
2024	—	2,934
Thereafter	—	788
Total	$30	$35,429
It is the Company’s experience that a portion of the finance receivable portfolio generally is repaid before contractual maturity dates. Aggregate contractual maturities, as shown above for direct financing lease and retail finance receivables, should not be regarded as a forecast of future cash collections.
The uninsured portions of the direct financing lease residual values were $8 million and $35 million at March 31, 2019 and 2018, respectively. Included in the gain or loss on disposition of lease vehicles are end of term charges on both direct financing and operating leases of $70 million, $63 million and $42 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.
Credit Quality of Financing Receivables
Credit losses are an expected cost of extending credit. The majority of the credit risk is with consumer financing and to a lesser extent with dealer financing. Credit risk on consumer finance receivables can be affected by general economic conditions. Adverse changes such as a rise in unemployment can increase the likelihood of defaults. Declines in used vehicle prices can reduce the amount of recoveries on repossessed collateral. Credit risk on dealer loans is affected primarily by the financial strength of the dealers within the portfolio, the value of collateral securing the financings, and economic and market factors that could affect the creditworthiness of dealers. Exposure to credit risk is managed through regular monitoring and adjusting of underwriting standards, pricing of contracts for expected losses, focusing collection efforts to minimize losses, and ongoing reviews of the financial condition of dealers.

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
There were no modifications to dealer loans that constituted troubled debt restructurings during the fiscal years ended March 31, 2019, 2018 and 2017.
The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the fiscal years ended March 31, 2019, 2018 and 2017. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period.
The following is a summary of the activity in the allowance for credit losses of finance receivables, excluding the provisions related to past due operating leases:

	Year ended March 31, 2019
	Lease	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$—	$179	$—	$179
Provision	—	202	7	209
Charge-offs	—	(279)	(1)	(280)
Recoveries	—	91	2	93
Effect of translation adjustment	—	—	—	—
Ending balance	$—	$193	$8	$201
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$8	$8
Collectively evaluated for impairment	—	193	—	193
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$150	$150
Collectively evaluated for impairment	30	34,762	5,685	40,477

	Year ended March 31, 2018
	Lease	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$1	$132	$—	$133
Provision	—	211	2	213
Charge-offs	(1)	(243)	(2)	(246)
Recoveries	—	79	—	79
Effect of translation adjustment	—	—	—	—
Ending balance	$—	$179	$—	$179
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	—	179	—	179
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$128	$128
Collectively evaluated for impairment	150	32,499	5,367	38,016

	Year ended March 31, 2017
	Lease	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$2	$91	$—	$93
Provision	1	186	—	187
Charge-offs	(2)	(224)	—	(226)
Recoveries	—	79	—	79
Effect of translation adjustment	—	—	—	—
Ending balance	$1	$132	$—	$133
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1	132	—	133
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$—	$1	$1
Collectively evaluated for impairment	392	30,655	5,005	36,052

Delinquencies
The following is an aging analysis of past due finance receivables:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
March 31, 2019
Retail loans:
New auto	$213	$41	$10	$264	$28,494	$28,758
Used and certified auto	70	14	4	88	4,712	4,800
Motorcycle and other	12	3	2	17	1,187	1,204
Total retail	295	58	16	369	34,393	34,762
Direct financing leases	1	—	—	1	29	30
Dealer loans:
Wholesale flooring	1	—	17	18	4,668	4,686
Commercial loans	51	—	17	68	1,081	1,149
Total dealer loans	52	—	34	86	5,749	5,835
Total finance receivables	$348	$58	$50	$456	$40,171	$40,627
March 31, 2018
Retail loans:
New auto	$188	$35	$10	$233	$27,034	$27,267
Used and certified auto	59	11	2	72	3,967	4,039
Motorcycle and other	10	3	2	15	1,178	1,193
Total retail	257	49	14	320	32,179	32,499
Direct financing leases	2	—	—	2	148	150
Dealer loans:
Wholesale flooring	2	1	2	5	4,447	4,452
Commercial loans	—	—	—	—	1,043	1,043
Total dealer loans	2	1	2	5	5,490	5,495
Total finance receivables	$261	$50	$16	$327	$37,817	$38,144
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

	Retail new auto loans	Retail used and certified auto loans	Retail motorcycle and other loans	Direct financing lease	Total consumer finance receivables

	(U.S. dollars in millions)
March 31, 2019
Performing	$28,707	$4,782	$1,199	$30	$34,718
Nonperforming	51	18	5	—	74
Total	$28,758	$4,800	$1,204	$30	$34,792
March 31, 2018
Performing	$27,222	$4,026	$1,188	$150	$32,586
Nonperforming	45	13	5	—	63
Total	$27,267	$4,039	$1,193	$150	$32,649
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

	March 31,
	2019			2018
	Wholesale flooring	Commercial loans	Total	Wholesale flooring	Commercial loans	Total

	(U.S. dollars in millions)
Group A	$3,121	$823	$3,944	$2,791	$684	$3,475
Group B	1,565	326	1,891	1,661	359	2,020
Total	$4,686	$1,149	$5,835	$4,452	$1,043	$5,495

(3)	Investment in Operating Leases
Investment in operating leases consisted of the following:

	March 31,
	2019	2018

	(U.S. dollars in millions)
Operating lease vehicles	$42,427	$41,285
Accumulated depreciation	(8,262)	(8,169)
Deferred dealer participation and other deferred costs	119	117
Unearned subsidy income	(1,563)	(1,317)
Estimated early termination losses	(115)	(99)
Investment in operating leases, net	$32,606	$31,817
The Company recognized $101 million, $108 million and $73 million of estimated early termination losses due to lessee defaults for the fiscal years ended March 31, 2019, 2018 and 2017, respectively. Actual net losses realized for the fiscal years ended March 31, 2019, 2018 and 2017 totaled $85 million, $80 million and $62 million, respectively.
Included in the provision for credit losses for the fiscal years ended March 31, 2019, 2018 and 2017 are provisions related to past due receivables on operating leases in the amounts of $40 million, $31 million and $23 million, respectively.
The Company recognized $14 million of impairment losses on operating leases due to lower estimated residual values of certain models of leased vehicles for the fiscal year ended March 31, 2019. No impairment losses were recognized during the fiscal years ended March 31, 2018, and 2017.
Future minimum rental payments for operating leases at March 31, 2019 were as follows (U.S. dollars in millions):

Year ending March 31,
2020	$5,476
2021	3,665
2022	1,514
2023	246
2024	50
Total	$10,951
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
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate		Contractual interest rate ranges
	March 31,		March 31,		March 31,
	2019	2018	2019	2018	2019	2018

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,755	$5,167	2.60%	1.86%	1.79 - 2.71%	1.07 - 2.21%
Related party debt	749	1,085	2.18%	1.64%	2.02 - 2.31%	1.43 - 1.72%
Bank loans	4,962	5,419	3.16%	2.48%	2.35 - 3.50%	2.02 - 3.15%
Private MTN program	999	1,698	3.84%	5.40%	3.80 - 3.88%	3.80 - 7.63%
Public MTN program	24,117	21,398	2.35%	1.92%	0.35 - 3.63%	0.07 - 3.50%
Euro MTN programme	868	1,111	1.89%	1.95%	1.88 - 2.23%	1.88 - 2.33%
Other debt	3,514	3,250	2.50%	2.20%	1.63 - 3.44%	1.63 - 2.76%
Total unsecured debt	40,964	39,128
Secured debt	8,790	8,733	2.42%	1.74%	1.16 - 3.30%	1.04 - 2.83%
Total debt	$49,754	$47,861
As of March 31, 2019, the outstanding principal balance of long-term debt with floating interest rates totaled $12.5 billion, long-term debt with fixed interest rates totaled $29.2 billion, and short-term debt totaled $8.1 billion. As of March 31, 2018, the outstanding principal balance of long-term debt with floating interest rates totaled $13.2 billion, long-term debt with fixed interest rates totaled $27.8 billion, and short-term debt totaled $7.0 billion.
The Company’s secured debt is amortizing and unsecured debt is non-amortizing. Scheduled and projected maturities of the Company’s debt at March 31, 2019 are summarized below:

	2020	2021	2022	2023	2024	Thereafter	Total

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,773	$—	$—	$—	$—	$—	$5,773
Related party debt	749	—	—	—	—	—	749
Bank loans	1,562	1,337	1,300	693	—	75	4,967
Private MTN program	—	500	500	—	—	—	1,000
Public MTN program	6,300	6,400	3,805	3,705	2,961	1,000	24,171
Euro MTN programme	841	—	—	27	—	—	868
Other debt	450	862	524	899	412	375	3,522
Total unsecured debt	15,675	9,099	6,129	5,324	3,373	1,450	41,050
Secured debt (1)	4,678	2,573	1,222	288	42	—	8,803
Total debt (2)	$20,353	$11,672	$7,351	$5,612	$3,415	$1,450	$49,853
Unamortized discounts/fees							(99)
Total debt, net							$49,754
_____________________________

(1)	Projected repayment schedule of secured debt. Reflects payment performance assumptions on underlying receivables.

(2)	Principal amounts.

Commercial Paper
As of March 31, 2019 and 2018, the Company had commercial paper programs that provide the Company with available funds of up to $8.5 billion and $8.6 billion, respectively, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $5.6 billion during both fiscal years 2019 and 2018. The maximum balance outstanding at any month-end during both fiscal years 2019 and 2018 was $6.2 billion.
Related Party Debt
HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. HCFI incurred interest expense on these notes totaling $16 million, $14 million and $12 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.
Bank Loans
Outstanding bank loans at March 31, 2019 and 2018 were either short-term or long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of March 31, 2019 and 2018 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.
Medium Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of March 31, 2019 were long-term, with fixed interest rates, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.
Public MTN Program
In August 2016, AHFC filed a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under this program as of March 31, 2019 were either long-term or short-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program as of March 31, 2019 were long-term with fixed interest rates. Notes under this program were issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of March 31, 2019 and 2018 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.

Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing securitization trusts. Notes outstanding as of March 31, 2019 and 2018 were long-term and short-term, with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying receivables. Refer to Note 10 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 28, 2020, a $2.1 billion credit agreement, which expires on March 3, 2021, and a $1.4 billion credit agreement, which expires on March 3, 2023. As of March 31, 2019, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.2 billion syndicated bank credit facility which provides that HCFI may borrow up to $599 million on a one-year and up to $599 million on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 25, 2020 and the five-year tranche of the credit agreement expires on March 25, 2024. As of March 31, 2019, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of March 31, 2019, no amounts were drawn upon under these agreements. These agreements expire in September 2019.

(5)	Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 14 regarding the valuation of derivative instruments.

	March 31,
	2019			2018
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$58,132	$308	$307	$56,043	$465	$342
Cross currency swaps	5,002	72	261	4,310	285	72
Gross derivative assets/liabilities		380	568		750	414
Counterparty netting adjustment		(313)	(318)		(372)	(371)
Net derivative assets/liabilities		$67	$250		$378	$43

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Year ended March 31,
	2019	2018	2017

	(U.S. dollars in millions)
Interest rate swaps	$(23)	$126	$(87)
Cross currency swaps	(486)	424	(228)
Total gain/(loss) on derivative instruments	$(509)	$550	$(315)
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

(6)	Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Years ended March 31,
Income Statement	2019	2018	2017

	(U.S. dollars in millions)
Revenue:
Subsidy income	$1,633	$1,441	$1,232
Interest expense:
Related party debt	16	14	15
Other income, net:
VSC administration fees	109	107	103
Support Service Fee	(34)	(28)	—
General and administrative expenses:
Support Compensation Agreement fees	23	22	20
Benefit plan expenses	11	11	11
Shared services	67	62	60

	March 31,
Balance Sheet	2019	2018

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(1,091)	$(1,030)
Investment in operating leases, net:
Unearned subsidy income	(1,559)	(1,313)
Due from Parent and affiliated companies	162	139
Liabilities:
Debt:
Related party debt	$749	$1,085
Due to Parent and affiliated companies	106	87
Accrued interest expense:
Related party debt	3	3
Other liabilities:
VSC unearned administrative fees	387	396
Accrued benefit expenses	65	71
Support Agreements
HMC and AHFC are parties to a Keep Well Agreement, effective as of September 9, 2005. This Keep Well Agreement provides that HMC will (1)maintain (directly or indirectly) at least 80% ownership in AHFC’s voting stock and not pledge (directly or indirectly), or in any way encumber or otherwise dispose of, any such stock of AHFC that it is required to hold (or permit any of HMC’s subsidiaries to do so), (2) cause AHFC to have a positive consolidated tangible net worth with tangible net worth defined as (a) stockholder’s equity less (b) any intangible assets, determined on a consolidated basis in accordance with GAAP, and (3) ensure that AHFC has sufficient liquidity to meet its payment obligations for debt HMC has confirmed in writing is covered by this Keep Well Agreement, in accordance with its terms, or where necessary make available to AHFC, or HMC shall procure for AHFC, sufficient funds to enable AHFC to meet such obligations in accordance with such terms. This Keep Well Agreement is not a guarantee by HMC.
HMC and HCFI are parties to a Keep Well Agreement effective as of September 26, 2005. This Keep Well Agreement provides that HMC will (1)maintain (directly or indirectly) at least 80% ownership in HCFI’s voting stock and not pledge (directly or indirectly), or in any way encumber or otherwise dispose of, any such stock of HCFI that it is required to hold (or permit any of HMC’s subsidiaries to do so), (2) cause HCFI to have a positive consolidated tangible net worth with tangible net worth defined as (a) stockholder’s equity less (b) any intangible assets, determined on a consolidated basis in accordance with generally accepted accounting principles in Canada, and (3) ensure that HCFI has sufficient liquidity to meet its payment obligations for debt HMC has confirmed in writing is covered by this Keep Well Agreement, in accordance with its terms, or where necessary make available to HCFI, or HMC shall procure for HCFI, sufficient funds to enable HCFI to meet such obligations in accordance with such terms. This Keep Well Agreement is not a guarantee by HMC.
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
Vehicle Service Contract (VSC) Administration
AHFC performs administrative services for VSCs issued by certain subsidiaries of AHM. AHFC’s performance obligations for the services are satisfied over the term of the underlying contracts and revenue is recognized proportionate to the anticipated amount of services to be performed. Contract terms range between two to eight years with the majority of contracts having original terms between six and eight years. The majority of the administrative service revenue is recognized during the latter years of the underlying contracts as this is the period in which the majority of VSC claims are processed. AHFC receives fees for performing the administrative services when the contracts are acquired.
Unearned VSC administration fees represent AHFC’s contract liabilities and are included in other liabilities (Note 12). VSC administration income is recognized in other income (Note 13). HCFI receives fees for marketing VSCs issued by HCI. These fees are also recognized in other income. Refer to Note 1(j) for additional information.
AHFC pays fees to AHM for services provided in support of AHFC’s performance of VSC administrative services. The support fees are recognized as an expense within other income, net (Note 13).
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
Other
AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the fiscal years ended March 31, 2019 and 2018, the Company recognized $17 million and $19 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.
The majority of the amounts due from the Parent and affiliated companies at March 31, 2019 and 2018 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at March 31, 2019 and 2018 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

In April 2017, the Company sold all issued and outstanding common stock of its wholly-owned subsidiary American Honda Service Contract Corporation (AHSCC) to AHM for $36 million which was equal to AHSCC’s total equity as of March 31, 2017. AHSCC was not material to the Company’s operations.

AHFC declared and paid semi-annual cash dividends to its parent, AHM, $235 million and $271 million during the fiscal year ended March 31, 2019 and $141 million and $206 million during the fiscal year ended March 31, 2018. No dividends were declared or paid during the fiscal year ended March 31, 2017.

(7)	Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The primary impact on the effective tax rate is the reduction of the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018.
The Company adopted Staff Accounting Bulletin No. 118 (SAB 118) which provided guidance on accounting for the tax effects of the Tax Act in the Company's interim quarter ended December 31, 2017 to record re-measurement of deferred taxes and a one-time deemed repatriation transition tax (Transition Tax). As of March 31, 2018 the Company completed the accounting for the effect of re-measurement of deferred taxes at the new 21% tax rate. At March 31, 2018, the Company provisionally accrued a total of $52 million for the Transition Tax. Upon further analysis, the Company completed its accounting for the Transition Tax, and reduced the provisional estimate by $19 million in the quarter ended December 31, 2018, for a final amount of $33 million, inclusive of associated unrecognized tax benefits. The adjustment was attributed primarily to the availability of new information, which led to further analysis on key inputs to the Transition Tax calculation. The measurement period adjustment in the current fiscal year decreased the Company's effective tax rate by approximately 1.2% for the fiscal year ended March 31, 2019. The Company has elected not to record deferred taxes for a Global Intangible Low-Taxed Income (GILTI) related book-tax differences, and will treat taxes due on further U.S. inclusions in taxable income related to GILTI as a current period expense when incurred. Other domestic and international effects of the Tax Act to the total tax expense are immaterial as of March 31, 2019.
The Company’s consolidated income tax expense/(benefit) was computed on a modified separate return basis pursuant to the intercompany tax allocation agreement with the Parent and consisted of the following:

	Current	Deferred	Total

	(U.S. dollars in millions)
Year ended March 31, 2019
Federal	$(216)	$432	$216
State and local	246	(107)	139
Foreign	24	49	73
Total	$54	$374	$428
Year ended March 31, 2018
Federal	$45	$(2,838)	$(2,793)
State and local	45	43	88
Foreign	49	27	76
Total	$139	$(2,768)	$(2,629)
Year ended March 31, 2017
Federal	$(265)	$596	$331
State and local	(18)	72	54
Foreign	32	20	52
Total	$(251)	$688	$437

The allocation of federal tax expense between current and deferred tax expense reflects primarily the impact of 100% federal bonus depreciation offset by the elimination of personal property for like-kind exchange purposes due to the Tax Cuts and Jobs Act (Tax Act) for the fiscal years ended March 31, 2019 and 2018, and 50% federal bonus depreciation due to the Protecting Americans from Tax Hikes Act of 2015 for the fiscal year ended March 31, 2017. In addition, the re-measurement of deferred taxes due to the federal income tax rate reduction was reflected in the deferred tax expense in the fiscal year ended March 31, 2018.

Income tax expense differs from the expected income taxes by applying the statutory federal corporate rates of 21.00%, 31.55% and 35.00% for fiscal years ended March 31, 2019, 2018 and 2017, respectively, to income before income taxes as follows:

	Years ended March 31,
	2019	2018	2017

	(U.S. dollars in millions)
Computed “expected” income taxes	$351	$467	$416
Foreign tax rate differential	15	(14)	(17)
Effect of foreign dividends and foreign tax credit	3	(10)	4
State and local income taxes, net of federal income tax benefit	68	49	40
Change in valuation allowance	2	—	(5)
Change in estimated state tax rate, net of federal income tax benefit	39	8	2
Change in unrecognized tax benefit	48	(1)	—
Income tax credits	(52)	(3)	—
Effect of Tax Act	(49)	(3,127)	—
Other	3	2	(3)
Income tax expense/(benefit)	$428	$(2,629)	$437
The effect of the Tax Act includes benefits of $11 million and $3,179 million related to re-measurement of deferred tax assets and liabilities for the fiscal year ended March 31, 2019 and 2018, respectively, and a benefit of $38 million and an expense of $52 million related to the Transition Tax for fiscal year ended March 31, 2019 and 2018, respectively. The income tax credits of $52 million is primarily from the Qualified Plug-in Electronic Drive Motor Vehicle Credit on the Company's lease vehicles. The Company recognizes the benefit of these credits in the period the credits arise. Any unused credits arising in the current year that are available to offset taxable income in future years are recognized in the deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31,
	2019	2018

	(U.S. dollars in millions)
Deferred tax assets:
State income tax	$197	$192
Receivable valuation	104	97
Accrued postretirement	16	14
State loss carryforwards	47	47
Income tax credits	64	—
Derivatives	3	—
Other assets	43	38
Total gross deferred tax assets	474	388
Less valuation allowance	(2)	—
Net deferred tax assets	472	388
Deferred tax liabilities:
HCFI leases	349	319
AHFC leases	6,456	6,035
Derivatives	—	17
Securitizations	18	10
Other	48	42
Total gross deferred tax liabilities	6,871	6,423
Net deferred tax liabilities	$6,399	$6,035
The increase in the net deferred tax liability is primarily attributable to accelerated depreciation benefits derived from the Tax Act.
The effect of translating HCFI’s net deferred tax liabilities to U.S. dollars upon consolidation resulted in a decrease of $10 million, an increase of $8 million, and a decrease of $5 million during the fiscal years ended March 31, 2019, 2018, and 2017, respectively. The translation adjustments have been recognized as a component of other comprehensive income.
Exception to Recognition of Deferred Tax Liabilities
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI, which are intended to be indefinitely reinvested outside the United States. At March 31, 2019, $935 million of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of March 31, 2019 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $58 million.
Tax Attributes
Included in the Company’s deferred tax assets are net operating loss (NOL) carryforwards with tax benefits resulting from operating losses incurred in various states in which the Company files tax returns in the amounts of $47 million, $47 million and $60 million at March 31, 2019, 2018 and 2017, respectively. The expiration, if applicable, of these NOL carryforwards varies based on the statutes of each of the applicable states through March 31, 2039. The deferred tax asset related to a federal income tax credit in the amount of $64 million at March 31, 2019 will expire in the fiscal year ended March 31, 2039.

Valuation Allowance
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. The Company considers sources of income, including the reversal of deferred tax liabilities, projected future taxable income, and tax planning considerations in making this assessment. Based upon these factors, during the fiscal year ended March 31, 2019, the Company established a valuation allowance of $2 million for certain state NOL carryforwards. The Company believes that it is more likely than not that the remaining deferred tax assets of $472 million recognized as of March 31, 2019 will be realized.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended March 31,
	2019	2018	2017

	(U.S. dollars in millions)
Balance, beginning of year	$22	$21	$16
Additions for current year tax positions	—	—	—
Additions for prior year tax positions	64	1	5
Reductions for prior year tax positions	—	—	—
Settlements	—	—	—
Reductions related to a lapse in the statute of limitations	—	—	—
Foreign currency translation	—	—	—
Balance, end of year	$86	$22	$21
Included in the balance of unrecognized tax benefits at March 31, 2019, 2018 and 2017 are $84 million, $21 million and $21 million, net of the federal benefit of state taxes, respectively, the recognition of which would affect the Company’s effective tax rate in future periods. Although it is reasonably possible that the total amounts of unrecognized tax benefits could change within the next twelve months, the Company does not believe such change would be significant. As a result of the above unrecognized tax benefits and various favorable uncertain positions, the Company has recorded a net liability for uncertain tax positions, inclusive of interest and penalties of $89 million and $10 million as of March 31, 2019 and 2018, respectively (Note 12).
The Company recognizes income tax-related interest income, interest expense and penalties as a component of income tax expense. During the fiscal years ended March 31, 2019 and 2018, the Company recognized interest expense of $9 million, and interest income in an amount less than $1 million, respectively, as a component of income tax expense. There were no settlements during the fiscal year ended March 31, 2019 and 2018. As of March 31, 2019, 2018 and 2017, the Company’s consolidated balance sheets reflect accrued interest payable of $11 million, $2 million and $3 million, respectively.
As of March 31, 2019, the Company is subject to examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2018, with the exception of one state which is subject to departmental review for returns filed for the taxable years ended March 31, 2001 through 2007. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2012 through 2018 federally, and returns filed for the taxable years ended March 31, 2009 through 2018 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Benefit Plans
The Company participates in certain retirement and other postretirement benefit plans sponsored by AHM and HCI (collectively referred to as the Sponsors).
The Company participates in defined benefit retirement plans (the Pension Plans) maintained by the Sponsors. The names of the Pension Plans maintained by AHM are the Honda Retirement Plan and the Honda Pension Equalization Plan. The name of the Pension Plan maintained by HCI is the Pension Plan for Associates of Honda Canada Inc. Employees who commenced service after September 3, 2013 are not eligible to participate in the Pension Plans maintained by AHM. Under the amendments to the Pension Plan maintained by HCI, employees who commenced service after January 1, 2014 are not eligible to participate in their Pension Plan. The Company pays for its share of the Pension Plan costs allocated by the Sponsors. The Pension Plans’ expense, included in general and administrative expenses, was $7 million for the fiscal year ended March 31, 2019, and $6 million for both the fiscal years ended March 31, 2018 and 2017.
The Company participates in defined contribution savings plans (the Savings Plans) maintained by the Sponsors. These plans allow participants to make contributions subject to Internal Revenue Service or Canada Revenue Agency limits. General and administrative expenses includes the Company's contributions to the Savings Plans of $8 million for both the fiscal years ended March 31, 2019 and 2018, and $7 million for fiscal year ended March 31, 2017.
The Company participates in other postretirement plans maintained by the Sponsors primarily to provide certain healthcare benefits for retired employees. Substantially all employees become eligible for these benefits if they have met certain age and service requirements at retirement. The Company’s expense for the postretirement plans, included in general and administrative expenses, was $4 million for the fiscal year ended March 31, 2019, and $5 million for both the fiscal years ended March 31, 2018 and 2017.

(9)	Commitments and Contingencies
The Company leases certain premises and equipment on a long-term basis under noncancelable leases. Some of these leases require the Company to pay property taxes, insurance, and other expenses. Lease expense was $10 million, $9 million and $10 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively. Annual minimum lease commitments attributable to long-term noncancelable operating leases at March 31, 2019 were as follows (U.S. dollars in millions):

Year ending March 31:
2020	$10
2021	10
2022	9
2023	9
2024	8
Thereafter	24
Total	$70
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. The unused balance of commercial revolving lines of credit was $232 million as of March 31, 2019. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $22 million as of March 31, 2019.
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

(10)	Securitizations and Variable Interest Entities (VIE)
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
During the fiscal years ended March 31, 2019 and 2018, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $4.8 billion and $5.2 billion, respectively. The notes were secured by receivables with an initial principal balance of $5.7 billion and $5.8 billion, for the fiscal years ended March 31, 2019 and 2018, respectively.
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

	March 31,
	2019	2018

	(U.S. dollars in millions)
Assets:
Finance receivables	$9,352	$9,112
Unamortized costs and subsidy income, net	(265)	(203)
Allowance for credit losses	(14)	(14)
Finance receivables, net	9,073	8,895
Vehicles held for disposition	3	4
Restricted cash (1)	588	443
Accrued interest receivable (1)	9	9
Total assets	$9,673	$9,351
Liabilities:
Secured debt	$8,803	$8,745
Unamortized discounts and fees	(13)	(12)
Secured debt, net	8,790	8,733
Accrued interest expense	8	6
Total liabilities	$8,798	$8,739
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 11).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of March 31, 2019 and 2018, AHFC and HCFI had combined cash collections of $496 million and $466 million, respectively, which were required to be remitted to the trusts.

(11)	Other Assets
Other assets consisted of the following:

	March 31,
	2019	2018

	(U.S. dollars in millions)
Interest receivable and other assets	$106	$84
Other receivables	175	144
Deferred expense	115	122
Software, net of accumulated amortization of $154 and $146 as of March 31, 2019 and 2018, respectively	29	33
Property and equipment, net of accumulated depreciation of $ 21and $20 as of March 31, 2019 and 2018, respectively	6	6
Restricted cash	588	443
Like-kind exchange assets	73	75
Other miscellaneous assets	25	27
Total	$1,117	$934
Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $11 million, $10 million and $7 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.

(12)	Other Liabilities
Other liabilities consisted of the following:

	March 31,
	2019	2018

	(U.S. dollars in millions)
Dealer payables	$241	$174
Accounts payable and accrued expenses	399	363
Lease security deposits	85	78
VSC unearned administrative fees (Note 6)	387	396
Unearned income, operating leases	352	347
Uncertain tax positions	89	10
Other liabilities	14	14
Total	$1,567	$1,382

(13)	Other Income, net
Other income consisted of the following:

	Years ended March 31,
	2019	2018	2017

	(U.S. dollars in millions)
VSC administration (Note 6)	$109	$107	$103
Other, net	(38)	(51)	2
Total	$71	$56	$105

(14)	Fair Value Measurements
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
Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2019
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$308	$—	$308
Cross currency swaps	—	72	—	72
Total assets	$—	$380	$—	$380
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$307	$—	$307
Cross currency swaps	—	261	—	261
Total liabilities	$—	$568	$—	$568

	March 31, 2018
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$465	$—	$465
Cross currency swaps	—	285	—	285
Total assets	$—	$750	$—	$750
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$342	$—	342
Cross currency swaps	—	72	—	72
Total liabilities	$—	$414	$—	$414
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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the fiscal years ended March 31, 2019 and 2018. Refer to notes 1(n) and 5 for additional information on derivative instruments.
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
March 31, 2019
Vehicles held for disposition	$—	$—	$171	$171	$33
March 31, 2018
Vehicles held for disposition	$—	$—	$170	$170	$31
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

	March 31, 2019
		Fair value
	Carrying value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$795	$795	$—	$—	$795
Dealer loans, net	5,827	—	—	5,611	5,611
Retail loans, net	34,569	—	—	34,857	34,857
Restricted cash	588	588	—	—	588

Liabilities:
Commercial paper	$5,755	$—	$5,755	$—	$5,755
Related party debt	749	—	749	—	749
Bank loans	4,962	—	5,000	—	5,000
Medium term note programs	25,984	—	26,130	—	26,130
Other debt	3,514	—	3,535	—	3,535
Secured debt	8,790	—	8,799	—	8,799

	March 31, 2018
		Fair value
	Carrying value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$783	$783	$—	$—	$783
Dealer loans, net	5,495	—	—	5,299	5,299
Retail loans, net	32,320	—	—	32,295	32,295
Restricted cash	443	443	—	—	443

Liabilities:
Commercial paper	$5,167	$—	$5,167	$—	$5,167
Related party debt	1,085	—	1,085	—	1,085
Bank loans	5,419	—	5,480	—	5,480
Medium term note programs	24,207	—	24,176	—	24,176
Other debt	3,250	—	3,229	—	3,229
Secured debt	8,733	—	8,683	—	8,683
Fair value information presented in the tables above is based on information available at March 31, 2019 and 2018. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the Company’s reportable segments for the fiscal years ended or at March 31 is summarized in the following tables:

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2019
Revenues:
Direct financing leases	$—	$4	$—	$4
Retail	1,406	204	—	1,610
Dealer	211	21	—	232
Operating leases	6,001	1,252	—	7,253
Total revenues	7,618	1,481	—	9,099
Depreciation on operating leases	4,520	1,000	—	5,520
Interest expense	1,015	175	—	1,190
Realized (gains)/losses on derivatives and foreign currency denominated debt	15	(17)	2	—
Net revenues	2,068	323	(2)	2,389
Gain/(Loss) on disposition of lease vehicles	100	31	—	131
Other income	63	8	—	71
Total net revenues	2,231	362	(2)	2,591
Expenses:
General and administrative expenses	403	53	—	456
Provision for credit losses	242	7	—	249
Impairment loss on operating lease	14	—	—	14
Early termination loss on operating leases	98	3	—	101
Loss on lease residual values	—	—	—	—
(Gain)/Loss on derivative instruments	—	—	509	509
(Gain)/Loss on foreign currency revaluation of debt	—	—	(407)	(407)
Income before income taxes	$1,474	$299	$(104)	$1,669
March 31, 2019
Finance receivables, net	$36,028	$4,396	$—	$40,424
Investment in operating leases, net	27,493	5,113	—	32,606
Total assets	66,264	9,700	—	75,964

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2018
Revenues:
Direct financing leases	$—	$13	$—	$13
Retail	1,181	188	—	1,369
Dealer	158	17	—	175
Operating leases	5,815	1,075	—	6,890
Total revenues	7,154	1,293	—	8,447
Depreciation on operating leases	4,598	883	—	5,481
Interest expense	770	127	—	897
Realized (gains)/losses on derivatives and foreign currency denominated debt	(13)	(1)	14	—
Net revenues	1,799	284	(14)	2,069
Gain/(Loss) on disposition of lease vehicles	66	27	—	93
Other income	50	6	—	56
Total net revenues	1,915	317	(14)	2,218
Expenses:
General and administrative expenses	384	55	—	439
Provision for credit losses	239	5	—	244
Early termination loss on operating leases	105	3	—	108
Loss on lease residual values	—	3	—	3
(Gain)/Loss on derivative instruments	—	—	(550)	(550)
(Gain)/Loss on foreign currency revaluation of debt	—	—	494	494
Income before income taxes	$1,187	$251	$42	$1,480
March 31, 2018
Finance receivables, net	$33,311	$4,645	$—	$37,956
Investment in operating leases, net	27,040	4,777	—	31,817
Total assets	62,976	9,650	—	72,626

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2017
Revenues:
Direct financing leases	$—	$34	$—	$34
Retail	1,030	158	—	1,188
Dealer	133	14	—	147
Operating leases	5,547	786	—	6,333
Total revenues	6,710	992	—	7,702
Depreciation on operating leases	4,403	653	—	5,056
Interest expense	638	90	—	728
Realized (gains)/losses on derivatives and foreign currency denominated debt	(35)	17	18	—
Net revenues	1,704	232	(18)	1,918
Gain/(Loss) on disposition of lease vehicles	24	19	—	43
Other income	100	5	—	105
Total net revenues	1,828	256	(18)	2,066
Expenses:
General and administrative expenses	383	51	—	434
Provision for credit losses	199	11	—	210
Early termination loss on operating leases	67	6	—	73
Loss on lease residual values	—	15	—	15
(Gain)/Loss on derivative instruments	—	—	315	315
(Gain)/Loss on foreign currency revaluation of debt	—	—	(171)	(171)
Income before income taxes	$1,179	$173	$(162)	$1,190
March 31, 2017
Finance receivables, net	$31,447	$4,457	$—	$35,904
Investment in operating leases, net	27,380	3,930	—	31,310
Total assets	61,328	8,526	—	69,854

(16)	Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

	(U.S. dollars in millions)
Year ended March 31, 2019
Total revenues	$2,200	$2,252	$2,300	$2,347	$9,099
Depreciation on operating leases	1,375	1,361	1,376	1,408	5,520
Interest expense	274	293	303	320	1,190
Gain on disposition of lease vehicles	47	47	24	13	131
Other income	15	17	19	20	71
Total net revenues	613	662	664	652	2,591
Provision for credit losses	44	62	75	68	249
Early termination loss on operating leases	17	39	22	23	101
Net income	310	285	348	298	1,241
Net income attributable to American Honda Finance Corporation	284	259	326	276	1,145
Year ended March 31, 2018
Total revenues	$2,041	$2,111	$2,140	$2,155	$8,447
Depreciation on operating leases	1,346	1,363	1,378	1,394	5,481
Interest expense	204	218	229	246	897
Gain on disposition of lease vehicles	29	34	8	22	93
Other income	14	13	14	15	56
Total net revenues	534	577	555	552	2,218
Provision for credit losses	39	83	65	57	244
Early termination loss on operating leases	17	42	22	27	108
Net income	248	222	3,370	269	4,109
Net income attributable to American Honda Finance Corporation	221	192	3,349	247	4,009