Form 10-Q
period 2019-06-30
AMERICAN HONDA FINANCE CORP
filed 2019-08-08
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-36111
AMERICAN HONDA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20800 Madrona Avenue, Torrance, California	90503
(Address of principal executive offices)	(Zip Code)

(310) 972-2555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
1.300% Medium-Term Notes, Series A Due March 21, 2022	N/A	New York Stock Exchange
2.625% Medium-Term Notes, Series A Due October 14, 2022	N/A	New York Stock Exchange
1.375% Medium-Term Notes, Series A Due November 10, 2022	N/A	New York Stock Exchange
0.550% Medium-Term Notes, Series A Due March 17, 2023	N/A	New York Stock Exchange
0.750% Medium-Term Notes, Series A Due January 17, 2024	N/A	New York Stock Exchange
0.350% Medium-Term Notes, Series A Due August 26, 2022	N/A	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of July 31, 2019, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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
For the quarter ended June 30, 2019

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
Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the Securities and Exchange Commission on June 21, 2019. Readers of this Quarterly Report should review the information contained in that report, and in any subsequent reports that we file with the Securities and Exchange Commission as such risks and uncertainties may be amended, supplemented or superseded from time to time. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share amounts)

	June 30, 2019	March 31, 2019
Assets
Cash and cash equivalents	$783	$795
Finance receivables, net	40,609	40,424
Investment in operating leases, net	32,958	32,606
Due from Parent and affiliated companies	121	162
Income taxes receivable	258	228
Vehicles held for disposition	213	252
Other assets	1,212	1,117
Derivative instruments	463	380
Total assets	$76,617	$75,964
Liabilities and Equity
Debt	$49,767	$49,754
Due to Parent and affiliated companies	121	106
Accrued interest expense	218	150
Income taxes payable	189	152
Deferred income taxes	6,489	6,399
Other liabilities	1,617	1,567
Derivative instruments	611	568
Total liabilities	59,012	58,696
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of June 30, 2019 and March 31, 2019	1,366	1,366
Retained earnings	15,360	15,088
Accumulated other comprehensive loss	(98)	(118)
Total shareholder’s equity	16,628	16,336
Noncontrolling interest in subsidiary	977	932
Total equity	17,605	17,268
Total liabilities and equity	$76,617	$75,964

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	June 30, 2019	March 31, 2019
Finance receivables, net	$9,298	$9,073
Vehicles held for disposition	3	3
Other assets	631	597
Total assets	$9,932	$9,673
Secured debt	$9,003	$8,790
Accrued interest expense	8	8
Total liabilities	$9,011	$8,798

 See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2019	2018
Revenues:
Retail	433	376
Dealer	65	55
Operating leases	1,895	1,769
Total revenues	2,393	2,200
Leased vehicle expenses	1,392	1,328
Interest expense	322	274
Net revenues	679	598
Other income	20	15
Total net revenues	699	613
Expenses:
General and administrative expenses	121	110
Provision for credit losses	48	44
Early termination loss on operating leases	24	17
Loss on derivative instruments	31	263
(Gain)/Loss on foreign currency revaluation of debt	38	(247)
Total expenses	262	187
Income before income taxes	437	426
Income tax expense	138	116
Net income	299	310
Less: Net income attributable to noncontrolling interest	27	26
Net income attributable to American Honda Finance Corporation	$272	$284
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2019	2018
Net income	$299	$310
Other comprehensive income:
Foreign currency translation adjustment	38	(33)
Comprehensive income	337	277
Less: Comprehensive income attributable to noncontrolling interest	45	10
Comprehensive income attributable to American Honda Finance Corporation	$292	$267

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive loss	Common stock	Noncontrolling interest
Balance at March 31, 2018	$16,596	$14,449	$(85)	$1,366	$866
Net income	310	284	—	—	26
Other comprehensive loss	(33)	—	(17)	—	(16)
Balance at June 30, 2018	$16,873	$14,733	$(102)	$1,366	$876

Balance at March 31, 2019	$17,268	$15,088	$(118)	$1,366	$932
Net income	299	272	—	—	27
Other comprehensive income	38	—	20	—	18
Balance at June 30, 2019	$17,605	$15,360	$(98)	$1,366	$977

See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$299	$310
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	56	22
Provision for credit losses	48	44
Early termination loss on operating leases	24	17
Depreciation on leased vehicles	1,406	1,375
Accretion of unearned subsidy income	(429)	(390)
Amortization of deferred dealer participation and other deferred costs	88	82
Gain on disposition of leased vehicles	(43)	(47)
Deferred income taxes	84	54
Changes in operating assets and liabilities:
Income taxes receivable/payable	8	42
Other assets	(10)	(17)
Accrued interest/discounts on debt	19	29
Other liabilities	(4)	36
Due to/from Parent and affiliated companies	58	(35)
Net cash provided by operating activities	1,604	1,522
Cash flows from investing activities:
Finance receivables acquired	(4,489)	(4,731)
Principal collected on finance receivables	4,230	3,991
Net change in wholesale loans	113	16
Purchase of operating lease vehicles	(4,634)	(4,214)
Disposal of operating lease vehicles	3,067	2,524
Cash received for unearned subsidy income	306	509
Other investing activities, net	(1)	(1)
Net cash used in investing activities	(1,408)	(1,906)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
Cash flows from financing activities:	2019	2018
Proceeds from issuance of commercial paper	$8,148	$6,816
Paydown of commercial paper	(9,683)	(6,620)
Proceeds from issuance of short-term debt	300	600
Paydown of short-term debt	(1,100)	—
Proceeds from issuance of related party debt	746	1,006
Paydown of related party debt	(746)	(1,161)
Proceeds from issuance of medium term notes and other debt	2,119	387
Paydown of medium term notes and other debt	(151)	(335)
Proceeds from issuance of secured debt	1,496	989
Paydown of secured debt	(1,305)	(1,288)
Net cash provided by/(used in) financing activities	(176)	394
Effect of exchange rate changes on cash and cash equivalents	1	(5)
Net increase in cash and cash equivalents	21	5
Cash and cash equivalents and restricted cash at beginning of period	1,383	1,226
Cash and cash equivalents and restricted cash at end of period	$1,404	$1,231
Supplemental disclosures of cash flow information:
Interest paid	$245	$198
Income taxes paid	$14	$14

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	June 30,
	2019	2018
Cash and cash equivalents	$783	$744
Restricted cash included in other assets (1)	621	487
Total	$1,404	$1,231
---------------------------------------------------------

(1)	Restricted cash balances relate primarily to securitization arrangements (Note 9).

See accompanying notes to consolidated financial statements

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(1) Summary of Business and Significant Accounting Policies

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

Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations, cash flows, and financial condition for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year or for any other interim period. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements, significant accounting policies, and the other notes to the consolidated financial statements for the fiscal year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on June 21, 2019. All significant intercompany balances and transactions have been eliminated upon consolidation.
Certain reclassifications have been made to prior period financial statements and notes to conform to the current period presentation.

Recently Adopted Accounting Standards
Effective April 1, 2019, the Company adopted Accounting Standard Update (ASU) 2016-02, Leases (Topic 842), and the related amendments using the modified retrospective approach. Prior period comparative information has not been restated and will continue to be reported under previous accounting policies. The Company also elected the package of practical expedients which allows the Company to not reassess prior conclusions about lease identification, classification, and initial direct costs. The adoption of the new lease standard did not have a cumulative-effect adjustment to the opening balance of retained earnings.
Upon adoption, the Company recognized right-of-use assets of $56 million, lease liabilities of $62 million, and a reduction in other liabilities of $6 million for accrued rent and unamortized tenant improvement allowances for existing operating leases as a lessee. The new lease standard is not expected to have a significant impact on the Company’s net income on an ongoing basis.
Lessor accounting remains largely unchanged except for limited amendments impacting the Company’s income statement classification of the following: (i) the Company has elected to record the general allowance for uncollectible operating lease receivables through a reduction to revenue rather than a provision for credit loss, (ii) lessor costs, such as property taxes, paid directly to third parties and reimbursed by lessee which were presented net are now recognized gross as revenue and expense, and (iii) the amortization of initial direct costs which was previously recognized as a reduction of lease revenue is now presented as an expense. The Company has elected to exclude from lease revenue and expenses, sales taxes and other similar taxes collected from lessees on behalf of governmental agencies, which is consistent with previous accounting policies.
Effective April 1, 2019, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The adoption of this standard did not impact the Company’s consolidated financial statements since there were no designated hedge accounting relationships.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is currently assessing the impact of this standard on the consolidated financial statements. In general, the allowance for credit losses is expected to increase when changing from an incurred loss to expected loss methodology. The models and methodologies that are currently used in estimating the allowance for credit losses are being evaluated to identify the changes necessary to meet the requirements of the new standard. The Company plans to adopt the new standard and the related amendments effective April 1, 2020.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(2) Finance Receivables
Finance receivables consisted of the following:

	June 30, 2019
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$35,686	$5,713	$41,399
Allowance for credit losses	(193)	(11)	(204)
Deferred dealer participation and other deferred costs	443	—	443
Unearned subsidy income	(1,029)	—	(1,029)
Finance receivables, net	$34,907	$5,702	$40,609

	March 31, 2019
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$35,457	$5,835	$41,292
Allowance for credit losses	(193)	(8)	(201)
Deferred dealer participation and other deferred costs	431	—	431
Unearned subsidy income	(1,098)	—	(1,098)
Finance receivables, net	$34,597	$5,827	$40,424

Finance receivables include retail loans with a principal balance of $9.6 billion and $9.4 billion as of June 30, 2019 and March 31, 2019, respectively, which have been transferred to securitization trusts and are considered to be legally isolated but do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.
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
Consumer finance receivables in the retail loan segment are collectively evaluated for impairment. Delinquencies and losses are monitored on an ongoing basis and the historical experience provides the primary basis for estimating the allowance. Management utilizes various methodologies when estimating the allowance for credit losses, including models which incorporate vintage loss and delinquency migration analysis. These models take into consideration attributes of the portfolio including loan-to-value ratios, internal and external credit scores, collateral types, and loan terms. Market and economic factors such as used vehicle prices, unemployment, and consumer debt service burdens are also incorporated into these models.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
There were no modifications to dealer loans that constituted troubled debt restructurings during the three months ended June 30, 2019 and 2018.
The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three months ended June 30, 2019 and 2018. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not considered troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three months ended June 30, 2019
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance, April 1, 2019	$193	$8	$201
Provision	37	11	48
Charge-offs	(64)	(8)	(72)
Recoveries	27	—	27
Effect of translation adjustment	—	—	—
Ending balance, June 30, 2019	$193	$11	$204

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$11	$11
Collectively evaluated for impairment	193	—	193
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$94	$94
Collectively evaluated for impairment	35,100	5,619	40,719

	Three months ended June 30, 2018
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance, April 1, 2018	$179	$—	$179
Provision	35	(1)	34
Charge-offs	(55)	—	(55)
Recoveries	24	1	25
Effect of translation adjustment	—	—	—
Ending balance, June 30, 2018	$183	$—	$183

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	183	—	183
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$121	$121
Collectively evaluated for impairment	$33,188	$5,348	$38,536

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Delinquencies
The following is an aging analysis of past due finance receivables:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
June 30, 2019
Retail loans:
New auto	$222	$57	$13	$292	$28,462	$28,754
Used and certified auto	82	20	4	106	4,971	5,077
Motorcycle and other	13	4	2	19	1,250	1,269
Total retail	317	81	19	417	34,683	35,100
Dealer loans:
Wholesale flooring	1	1	4	6	4,571	4,577
Commercial loans	—	—	35	35	1,101	1,136
Total dealer loans	1	1	39	41	5,672	5,713
Total finance receivables	$318	$82	$58	$458	$40,355	$40,813

March 31, 2019
Retail loans:
New auto	$214	$41	$10	$265	$28,521	$28,786
Used and certified auto	70	14	4	88	4,712	4,800
Motorcycle and other	12	3	2	17	1,187	1,204
Total retail	296	58	16	370	34,420	34,790
Dealer loans:
Wholesale flooring	1	—	17	18	4,668	4,686
Commercial loans	51	—	17	68	1,081	1,149
Total dealer loans	52	—	34	86	5,749	5,835
Total finance receivables	$348	$58	$50	$456	$40,169	$40,625

Credit Quality Indicators
Retail Loan Segment
The Company utilizes proprietary credit scoring systems to evaluate the credit risk of applicants for retail loans. These systems assign internal credit scores based on various factors including the applicant’s credit bureau information and contract terms. The internal credit score provides the primary basis for credit decisions when acquiring retail loan contracts. Internal credit scores are determined only at the time of origination and are not reassessed during the life of the contract.
Subsequent to origination, collection experience provides an indication of the credit quality of consumer finance receivables. The likelihood of accounts charging off is significantly higher once an account becomes 60 days delinquent. Accounts that are current or less than 60 days past due are considered to be performing. Accounts that are 60 days or more past due are considered to be nonperforming. The table below presents the Company’s portfolio of retail loans by this credit quality indicator:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Retail new auto loans	Retail used and certified auto loans	Retail motorcycle and other loans	Total consumer finance receivables

	(U.S. dollars in millions)
June 30, 2019
Performing	$28,684	$5,053	$1,263	$35,000
Nonperforming	70	24	6	100
Total	$28,754	$5,077	$1,269	$35,100

March 31, 2019
Performing	$28,735	$4,782	$1,199	$34,716
Nonperforming	51	18	5	74
Total	$28,786	$4,800	$1,204	$34,790

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

	June 30, 2019			March 31, 2019
	Wholesale flooring	Commercial loans	Total	Wholesale flooring	Commercial loans	Total

	(U.S. dollars in millions)
Group A	$3,065	$830	$3,895	$3,121	$823	$3,944
Group B	1,512	306	1,818	1,565	326	1,891
Total	$4,577	$1,136	$5,713	$4,686	$1,149	$5,835

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(3) Investment in Operating Leases
Investment in operating leases consisted of the following:

	June 30, 2019	March 31, 2019

	(U.S. dollars in millions)
Operating lease vehicles	$42,511	$42,427
Accumulated depreciation	(8,038)	(8,262)
Deferred dealer participation and initial direct costs	124	119
Unearned subsidy income	(1,523)	(1,563)
Estimated early termination losses	(116)	(115)
Investment in operating leases, net	$32,958	$32,606

Operating lease revenue consisted of the following:

	Three months ended June 30,
	2019	2018

	(U.S. dollars in millions)
Lease payments	$1,637	$1,567
Subsidy income and dealer rate participation, net (1)	246	202
Reimbursed lessor costs (2)	12	—
Total operating lease revenue, net	$1,895	$1,769

(1)	Includes amortization of initial direct costs during the three months ended June 30, 2018.

(2)	Reimbursed lessor costs were presented net during the three months ended June 30, 2018.

Leased vehicle expenses consisted of the following:

	Three months ended June 30,
	2019	2018

	(U.S. dollars in millions)
Depreciation expense	$1,406	$1,375
Initial direct costs and other lessor costs (1)	29	—
Gain on disposition of leased vehicles (2)	(43)	(47)
Total leased vehicle expenses, net	$1,392	$1,328

(1)	Amortization of initial direct costs were presented as a reduction to lease revenue and reimbursed lessor costs were presented net during the three months ended June 30, 2018.

(2)	Included in the gain or loss on disposition of lease vehicles are end of term charges of $28 million and $21 million for the three months ended June 30, 2019 and 2018, respectively.

Contractual operating lease payments due as of June 30, 2019 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve month periods ending June 30,	(U.S. dollars in millions)

2020	$5,646
2021	3,862
2022	1,609
2023	276
2024	57
Total	$11,450

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company recognized $24 million and $17 million of early termination losses due to lessee defaults during the three months ended June 30, 2019 and 2018, respectively. Actual net losses realized for the three months ended June 30, 2019 and 2018 totaled $24 million and $15 million, respectively.

The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $6 million during the three months ended June 30, 2019 and a provision for credit losses of $10 million during the three months ended June 30, 2018.
No impairment losses due to declines in estimated residual values were recognized during both the three months ended June 30, 2019 and 2018.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(4) Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate		Contractual interest rate ranges
	June 30, 2019	March 31, 2019	June 30, 2019	March 31, 2019	June 30, 2019	March 31, 2019

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$4,234	$5,755	2.45%	2.60%	1.78 - 2.67%	1.79 - 2.71%
Related party debt	764	749	2.01%	2.18%	1.97 - 2.02%	2.02 - 2.31%
Bank loans	4,983	4,962	3.00%	3.16%	2.29 - 3.32%	2.35 - 3.50%
Private MTN program	999	999	3.84%	3.84%	3.80 - 3.88%	3.80 - 3.88%
Public MTN program	25,092	24,117	2.31%	2.35%	0.35 - 3.63%	0.35 - 3.63%
Euro MTN programme	881	868	1.89%	1.89%	1.88 - 2.23%	1.88 - 2.23%
Other debt	3,811	3,514	2.48%	2.50%	1.63 - 3.44%	1.63 - 3.44%
Total unsecured debt	40,764	40,964
Secured debt	9,003	8,790	2.49%	2.42%	1.16 - 3.30%	1.16 - 3.30%
Total debt	$49,767	$49,754

As of June 30, 2019, the outstanding principal balance of long-term debt with floating interest rates totaled $11.8 billion, long-term debt with fixed interest rates totaled $32.2 billion, and short-term debt totaled $5.8 billion. As of March 31, 2019, the outstanding principal balance of long-term debt with floating interest rates totaled $12.5 billion, long-term debt with fixed interest rates totaled $29.2 billion, and short-term debt totaled $8.1 billion.
Commercial Paper
As of June 30, 2019 and March 31, 2019, the Company had commercial paper programs that provide the Company with available funds of up to $8.5 billion, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $5.9 billion and $5.4 billion during the three months ended June 30, 2019 and 2018, respectively. The maximum balance outstanding at any month-end during the three months ended June 30, 2019 and 2018 was $6.2 billion and $5.7 billion, respectively.
Related Party Debt
HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. HCFI incurred interest expense on these notes totaling $4 million for both the three months ended June 30, 2019 and 2018.
Bank Loans
Outstanding bank loans at June 30, 2019 were either short-term or long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of June 30, 2019 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.
Medium Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of June 30, 2019 were long-term, with fixed interest rates, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Public MTN Program
In August 2016, AHFC filed a registration statement with the SEC under which it may issue from time to time up to $30 billion aggregate principal amount of Public MTNs. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under this program as of June 30, 2019 were either long-term or short-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. Notes outstanding under this program as of June 30, 2019 were long-term with fixed interest rates. Notes under this program were issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of June 30, 2019 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing securitization trusts. Notes outstanding as of June 30, 2019 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying receivables. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 28, 2020, a $2.1 billion credit agreement, which expires on March 3, 2021, and a $1.4 billion credit agreement, which expires on March 3, 2023. As of June 30, 2019, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.2 billion syndicated bank credit facility which provides that HCFI may borrow up to $611 million on a one-year and up to $611 million on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 25, 2020 and the five-year tranche of the credit agreement expires on March 25, 2024. As of June 30, 2019, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of June 30, 2019, no amounts were drawn upon under these agreements. These agreements expire in September 2019. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(5) Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 13 regarding the valuation of derivative instruments.

	June 30, 2019			March 31, 2019
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$61,704	$342	$389	$58,132	$308	$307
Cross currency swaps	5,002	121	222	5,002	72	261
Gross derivative assets/liabilities		463	611		380	568
Counterparty netting adjustment and collateral		(383)	(390)		(313)	(318)
Net derivative assets/liabilities		$80	$221		$67	$250

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended June 30,
	2019	2018

	(U.S. dollars in millions)
Interest rate swaps	$(76)	$12
Cross currency swaps	45	(275)
Total gain/(loss) on derivative instruments	$(31)	$(263)

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(6) Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended June 30,
Income Statement	2019	2018

	(U.S. dollars in millions)
Revenue:
Subsidy income	$427	$387
Interest expense:
Related party debt	4	4
Other income, net:
VSC administration fees	27	27
Support Service Fee	(9)	(9)
General and administrative expenses:
Support Compensation Agreement fees	17	6
Benefit plan expenses	2	3
Shared services	16	15

Balance Sheet	June 30, 2019	March 31, 2019

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(1,020)	$(1,091)
Investment in operating leases, net:
Unearned subsidy income	(1,519)	(1,559)
Due from Parent and affiliated companies	121	162
Liabilities:
Debt:
Related party debt	$764	$749
Due to Parent and affiliated companies	121	106
Accrued interest expense:
Related party debt	2	3
Other liabilities:
VSC unearned administrative fees	382	387
Accrued benefit expenses	67	65

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
Debt programs supported by the Keep Well Agreements consist of the Company’s commercial paper programs, Private MTN Program, Public MTN Program, Euro MTN Programme, HCFI’s private placement debt and loans, if any, under AHFC's syndicated bank credit facilities. In connection with the above agreements, AHFC and HCFI have entered into separate Support Compensation Agreements, where each has agreed to pay HMC a quarterly fee based on the amount of outstanding debt that benefit from the Keep Well Agreements. Support Compensation Agreement fees are recognized in general and administrative expenses.
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
Vehicle Service Contract (VSC) Administration
AHFC performs administrative services for VSCs issued by certain subsidiaries of AHM. AHFC’s performance obligations for the services are satisfied over the term of the underlying contracts and revenue is recognized proportionate to the anticipated amount of services to be performed. Contract terms range between 2 and 9 years with the majority of contracts having original terms between 4 and 8 years. The majority of the administrative service revenue is recognized during the latter years of the underlying contracts as this is the period in which the majority of VSC claims are processed. AHFC receives fees for performing the administrative services when the contracts are acquired.
Unearned VSC administration fees represents AHFC’s contract liabilities and are included in other liabilities (Note 11). VSC administration income is recognized in other income, net (Note 12). HCFI receives fees for marketing VSCs issued by HCI. These fees are also recognized in other income, net.
AHFC pays fees to AHM for services provided in support of AHFC’s performance of VSC administrative services. The support fees are recognized as an expense within other income, net (Note 12).
Shared Services
The Company shares certain common expenditures with AHM, HCI, and other related parties including information technology services and facilities. The allocated costs for shared services are included in general and administrative expenses.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Other
AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the three months ended June 30, 2019 and 2018, the Company recognized $3 million and $6 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.
The majority of the amounts due from the Parent and affiliated companies at June 30, 2019 and March 31, 2019 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at June 30, 2019 and March 31, 2019 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
In August 2019, AHFC declared a cash dividend of $292 million to its parent, AHM.

(7) Income Taxes
The Company's effective tax rate was 31.6% to 27.3%, for the three months ended June 30, 2019 and 2018, respectively. The difference in the effective tax rate for the three months ended June 30, 2019 was primarily due to an increase in uncertain tax positions and a reduction in tax credits, offset by overall lower state income taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At June 30, 2019, $1.0 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of June 30, 2019 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $56 million.
During the period ended June 30, 2019, reflecting additional guidance issued by the IRS related to the Tax Cuts and Jobs Act (TCJA) enacted in December 2017, the Company re-measured unrecognized tax benefits attributable to positions previously claimed. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of the fiscal year ending March 31, 2020.
As of June 30, 2019, the Company has open tax years either currently subject to examination or eligible for potential future examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2018, with the exception of one state which is subject to departmental review for returns filed for the taxable years ended March 31, 2001 through 2007. The Company’s Canadian subsidiary, HCFI, has open tax years either currently subject to examination or eligible for potential future examination for returns filed for the taxable years ended March 31, 2012 through 2018 federally, and returns filed for the taxable years ended March 31, 2009 through 2018 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(8) Commitments and Contingencies
Operating Leases
The Company leases certain premises and equipment through operating leases. AHFC leases its premises and equipment from third parties and HCFI leases its premises from HCI. Many of the Company's leases contain renewal options, and generally have no residual value guarantees or material covenants. When it is reasonably certain that the Company will exercise the option to renew a lease, the Company will include the renewal option in the evaluation of the lease term. The Company has elected not to recognize right-of-use assets or lease liabilities for leases with a lease term of less than one year. As most of the Company's leases do not provide an implicit rate, the incremental borrowing rate is used in determining the present value of lease payments. The right-of-use assets in operating lease arrangements are reported in other assets on the Company's consolidated balance sheets.
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At June 30, 2019, maturities of operating lease liabilities were as follows:

Twelve month periods ending June 30,	(U.S. dollars in millions)

2020	$10
2021	10
2022	9
2023	8
2024	8
Thereafter	23
Total undiscounted future lease obligations	68
Less: imputed interest	(8)
Present value of lease liabilities	$60

Rent expense under operating leases was $3 million for the three months ended June 30, 2019 and is included within general and administrative expenses.
As of June 30, 2019, the weighted average remaining lease term for operating leases was 7.5 years and the weighted average remaining discount rate for operating leases was 3.03%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. The unused balance of commercial revolving lines of credit was $259 million as of June 30, 2019. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $11 million as of June 30, 2019.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company is involved, in the ordinary course of business, in various legal proceedings including claims of individual customers and purported class action lawsuits. Certain of these actions are similar to suits filed against other financial institutions and captive finance companies. Most of these proceedings concern customer allegations of wrongful repossession or defamation of credit. The Company is also subject to governmental reviews and inquiries from time to time. On July 15, 2019, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice (DOJ) relating to termination of motor vehicle leases by servicemembers under the Servicemembers Civil Relief Act. The Company is cooperating with the DOJ and is responding to their information requests. Based on available information and established accruals, management does not believe it is reasonably possible that the results of these proceedings, in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements.

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
During the three months ended June 30, 2019 and 2018, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $1.5 billion and $1.0 billion, respectively. The notes were secured by receivables with an initial principal balance of $1.6 billion and $1.3 billion, respectively.
The table below presents the carrying amounts of assets and liabilities of consolidated securitization trusts as they are reported in the Company’s consolidated balance sheets. All amounts exclude intercompany balances, which have been eliminated upon consolidation. The assets of the trusts can only be used to settle the obligations of the trusts and investors in the notes issued by a trust only have recourse to the assets of such trust and do not have recourse to the assets of AHFC, HCFI, or its other subsidiaries or to other trusts.

	June 30, 2019	March 31, 2019

	(U.S. dollars in millions)
Assets:
Finance receivables	$9,594	$9,352
Unamortized costs and subsidy income, net	(282)	(265)
Allowance for credit losses	(14)	(14)
Finance receivables, net	9,298	9,073
Vehicles held for disposition	3	3
Restricted cash (1)	621	588
Accrued interest receivable (1)	10	9
Total assets	$9,932	$9,673
Liabilities:
Secured debt	$9,016	$8,803
Unamortized discounts and fees	(13)	(13)
Secured debt, net	9,003	8,790
Accrued interest expense	8	8
Total liabilities	$9,011	$8,798

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of June 30, 2019 and March 31, 2019, AHFC and HCFI had combined cash collections of $425 million and $496 million, respectively, which were required to be remitted to the trusts.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(10) Other Assets
Other assets consisted of the following:

	June 30, 2019	March 31, 2019

	(U.S. dollars in millions)
Interest receivable and other assets	$110	$106
Other receivables	178	175
Deferred expense	117	115
Software, net of accumulated amortization of $157 and $154 as of June 30, 2019 and March 31, 2019, respectively	28	29
Property and equipment, net of accumulated depreciation of $22 and $21 as of June 30, 2019 and March 31, 2019, respectively	6	6
Restricted cash	621	588
Operating lease assets	54	—
Like-kind exchange assets	75	73
Other miscellaneous assets	23	25
Total	$1,212	$1,117

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from 3 to 5 years. General and administrative expenses include depreciation and amortization expense of $3 million for both the three months ended June 30, 2019 and 2018.

(11) Other Liabilities
Other liabilities consisted of the following:

	June 30, 2019	March 31, 2019

	(U.S. dollars in millions)
Dealer payables	$195	$241
Accounts payable and accrued expenses	408	399
Lease security deposits	88	85
VSC unearned administrative fees (Note 6)	382	387
Unearned income, operating leases	344	352
Operating lease liabilities	60	—
Uncertain tax positions	121	89
Other liabilities	19	14
Total	$1,617	$1,567

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(12) Other Income, net
Other income consisted of the following:

	Three months ended June 30,
	2019	2018

	(U.S. dollars in millions)
VSC administration (Note 6)	$27	$27
Other, net	(7)	(12)
Total	$20	$15

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	—	342	—	342
Cross currency swaps	—	121	—	121
Total assets	—	463	—	463
Liabilities:
Derivative instruments:
Interest rate swaps	—	389	—	389
Cross currency swaps	—	222	—	222
Total liabilities	—	611	—	611

	March 31, 2019
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	—	308	—	308
Cross currency swaps	—	72	—	72
Total assets	—	380	—	380
Liabilities:
Derivative instruments:
Interest rate swaps	—	307	—	307
Cross currency swaps	—	261	—	261
Total liabilities	—	568	—	568

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the three months ended June 30, 2019 and 2018. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
June 30, 2019
Vehicles held for disposition	—	—	136	136	27
June 30, 2018
Vehicles held for disposition	—	—	133	133	24

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

Fair Value of Financial Instruments
The following tables summarize the carrying values and fair values of the Company’s financial instruments except for those measured at fair value on a recurring basis. Certain financial instruments and all nonfinancial assets and liabilities are excluded from fair value disclosure requirements including the Company’s investment in operating leases.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2019
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$783	$783	$—	$—	$783
Dealer loans, net	5,702	—	—	5,514	5,514
Retail loans, net	34,895	—	—	35,394	35,394
Restricted cash	621	621	—	—	621
Liabilities:
Commercial paper	$4,234	$—	$4,235	$—	$4,235
Related party debt	764	—	764	—	764
Bank loans	4,983	—	5,014	—	5,014
Medium term note programs	26,972	—	27,279	—	27,279
Other debt	3,811	—	3,861	—	3,861
Secured debt	9,003	—	9,053	—	9,053

	March 31, 2019
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$795	$795	$—	$—	$795
Dealer loans, net	5,827	—	—	5,611	5,611
Retail loans, net	34,569	—	—	34,857	34,857
Restricted cash	588	588	—	—	588
Liabilities:
Commercial paper	$5,755	$—	$5,755	$—	$5,755
Related party debt	749	—	749	—	749
Bank loans	4,962	—	5,000	—	5,000
Medium term note programs	25,984	—	26,130	—	26,130
Other debt	3,514	—	3,535	—	3,535
Secured debt	8,790	—	8,799	—	8,799

Fair value information presented in the tables above is based on information available at June 30, 2019 and March 31, 2019. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the three months ended June 30, 2019 and 2018 is summarized in the following tables:

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended June 30, 2019
Revenues:
Retail	382	51	—	433
Dealer	59	6	—	65
Operating leases	1,565	330	—	1,895
Total revenues	2,006	387	—	2,393
Leased vehicle expenses	1,142	250	—	1,392
Interest expenses	277	45	—	322
Realized (gains)/losses on derivatives and foreign currency denominated debt	15	(2)	(13)	—
Net revenues	572	94	13	679
Other income	17	3	—	20
Total net revenues	589	97	13	699
Expenses:
General and administrative expenses	106	15	—	121
Provision for credit losses	48	—	—	48
Early termination loss on operating leases	23	1	—	24
(Gain)/Loss on derivative instruments	—	—	31	31
(Gain)/Loss on foreign currency revaluation of debt	—	—	38	38
Income before income taxes	$412	$81	$(56)	$437
June 30, 2019
Finance receivables, net	$36,074	$4,535	$—	$40,609
Investment in operating leases, net	27,618	5,340	—	32,958
Total assets	66,547	10,070	—	76,617

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended June 30, 2018
Revenues:
Retail	324	52	—	376
Dealer	50	5	—	55
Operating leases	1,468	301	—	1,769
Total revenues	1,842	358	—	2,200
Leased vehicle expenses	1,095	233	—	1,328
Interest expense	234	40	—	274
Realized (gains)/losses on derivatives and foreign currency denominated debt	(2)	(3)	5	—
Net revenues	515	88	(5)	598
Other income	13	2	—	15
Total net revenues	528	90	(5)	613
Expenses:
General and administrative expenses	96	14	—	110
Provision for credit losses	42	2	—	44
Early termination loss on operating leases	16	1	—	17
(Gain)/Loss on derivative instruments	—	—	263	263
(Gain)/Loss on foreign currency revaluation of debt	—	—	(247)	(247)
Income before income taxes	374	73	(21)	426
June 30, 2018
Finance receivables, net	33,900	4,568	—	38,468
Investment in operating leases, net	27,028	4,927	—	31,955
Total assets	63,488	9,732	—	73,220

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
References in this report to our “fiscal year 2020” and “fiscal year 2019” refer to our fiscal year ending March 31, 2020 and our fiscal year ended March 31, 2019, respectively.

Results of Operations
The following table presents our income before income taxes:

	Three months ended June 30,
	2019	2018

	(U.S. dollars in millions)
Income before income taxes:
United States segment	$359	$353
Canada segment	78	73
Total income before income taxes	$437	$426
Comparison of the Three Months Ended June 30, 2019 and 2018
Our consolidated income before income taxes was $437 million during the first quarter of fiscal year 2020 compared to $426 million during the same period in fiscal year 2019. This increase of $11 million, or 3%, was due to the following differences:

	Three months ended June 30,
	2019	2018	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$433	$376	$57	15%
Dealer	65	55	10	18%
Operating lease, net of leased vehicle expenses	503	441	62	14%
Interest expense	(322)	(274)	(48)	18%
Other	20	15	5	33%
Total net revenues	699	613	86	14%
Expenses:
General and administrative expenses	121	110	11	10%
(Gain)/Loss on derivative instruments	31	263	(232)	n/m
(Gain)/Loss on foreign currency revaluation of debt	38	(247)	285	n/m
Other	72	61	11	18%
Total expenses	262	187	75	40%
Total income before income taxes	$437	$426	$11	3%
n/m = not meaningful

Segment Results—Comparison of the Three Months Ended June 30, 2019 and 2018
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018	2019	2018

	(U.S. dollars in millions)
Revenues:
Retail	382	324	51	52	433	376
Dealer	59	50	6	5	65	55
Operating leases	1,565	1,468	330	301	1,895	1,769
Total revenues	2,006	1,842	387	358	2,393	2,200
Leased vehicle expenses	1,142	1,095	250	233	1,392	1,328
Interest expense	277	234	45	40	322	274
Net revenues	587	513	92	85	679	598
Other income	17	13	3	2	20	15
Total net revenues	604	526	95	87	699	613
Expenses:
General and administrative expenses	106	96	15	14	121	110
Provision for credit losses	48	42	—	2	48	44
Early termination loss on operating leases	23	16	1	1	24	17
(Gain)/Loss on derivative instruments	30	266	1	(3)	31	263
(Gain)/Loss on foreign currency revaluation of debt	38	(247)	—	—	38	(247)
Income before income taxes	$359	$353	$78	$73	$437	$426
Revenues
Revenue from retail loans in the United States segment increased by $58 million, or 18%, during the first quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The increase in revenue was attributable to higher yields and higher average outstanding balances. Revenue from retail loans in the Canada segment, which includes the remaining balance of direct financing leases, decreased by $1 million, or 2%, during the first quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The decrease in revenue was attributable to the $2 million decline in direct financing leases offset by a $1 million increase in retail loans due to higher yields.
Operating lease revenue increased by $97 million, or 7%, in the United States segment and by $29 million, or 10%, in the Canada segment during the first quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The increases in operating lease revenue were attributable to higher revenue on more recently acquired operating lease assets and higher average outstanding operating lease assets.
Revenue from dealer loans in the United States segment increased by $9 million, or 18%, during the first quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The increase was primarily attributable to higher yields and higher average outstanding balances. Revenue from dealer loans in the Canada segment increased by $1 million or 20%, during the first quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The increase was primarily attributable to higher yields.
Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $40 million, or 10%, to $427 million during the first quarter of fiscal year 2020 compared to $387 million during the same period in fiscal year 2019 primarily due to the increase in average subsidy payments received.

Leased vehicle expenses
Leased vehicle expenses increased by $47 million, or 4%, in the United States segment and by $17 million, or 7%, in the Canada segment during the first quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The increase is attributable to the increase in depreciation on operating leases due to higher average outstanding operating lease assets and the change in presentation of lessor costs resulting from lessor accounting changes that were adopted on April 1, 2019. For additional information regarding leases, see Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements (Unaudited).
Interest expense
Interest expense in the United States segment increased by $43 million, or 18%, during the first quarter of fiscal year 2020 compared to the same period in fiscal year 2019 primarily due to higher average interest rates and an increase in average outstanding debt. Interest expense in the Canada segment increased by $5 million, or 13%, due to higher average interest rates. See “—Liquidity and Capital Resources” below for more information.
Provision for credit losses
The provision for credit losses in the United States segment increased by $6 million, or 14%, during the first quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The increase in the provision for credit losses is attributable to the increases in provision for impaired dealer loans of $12 million and the provision for retail loans of $4 million. The increases in provision for credit losses is partially offset by the change to the income statement presentation for uncollectible operating lease receivables resulting from lessor accounting changes that were adopted on April 1, 2019. For additional information regarding leases, see Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements (Unaudited). The provision for credit losses in the Canada segment decreased by $2 million, or 100% during the first quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The decrease in the provision was due to the decline in charge-offs and reduction in the allowance for credit losses to reflect improving credit performance. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases in the United States segment increased by $7 million, or 44% during the first quarter of fiscal year 2020 compared to the same period in fiscal year 2019 due to higher loss severities. Early termination losses on operating leases in the Canada segment were flat during the first quarter of fiscal year 2020 compared to the same period in fiscal year 2019. See “—Financial Condition—Credit Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a loss on derivative instruments of $30 million during the first quarter of fiscal year 2020 compared to a loss of $266 million during the same period in fiscal year 2019. The loss in the first quarter of fiscal year 2020 was attributable to a loss on pay fixed interest rate swaps of $228 million, partially offset by gains on pay float interest rate swaps of $153 million and cross currency swaps of $45 million. The losses on pay fixed interest rate swaps and gains on pay float interest rate swaps during the first quarter of fiscal year 2020 were primarily due to the decrease in applicable swap rates during the period. The gain on cross currency swaps during the first quarter of fiscal year 2020 was primarily attributable to the U.S. dollar weakening against the Euro and Sterling during the period. In the Canada segment, we recognized a loss on derivative instruments of $1 million during the first quarter of fiscal year 2020 compared to a gain of $3 million during the same period in fiscal year 2019. The loss in the first quarter of fiscal year 2020 was due to a decline in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $38 million during the first quarter of fiscal year 2020 compared to a gain of $247 million during the same period in fiscal year 2019. The loss during the first quarter of fiscal year 2020 was primarily due to the U.S. dollar weakening against the Euro and Sterling during the period.

Income tax expense
The consolidated effective tax rate was 31.6% for the first quarter of fiscal year 2020 and 27.3% for the same period in fiscal year 2019. The difference in the effective tax rate for the first quarter of fiscal year 2020 was primarily due to an increase in uncertain tax positions and reductions in tax credits, offset by overall lower state income taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended June 30,
	2019		2018
	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	103	57	122	80
Used auto	38	9	31	4
Motorcycle and other	23	1	19	2
Total retail loans	164	67	172	86
Leases	141	111	128	114

Canada Segment
Retail loans:
New auto	17	16	18	18
Used auto	1	—	1	—
Motorcycle and other	3	3	3	3
Total retail loans	21	19	22	21
Leases	27	26	28	28

Consolidated
Retail loans:
New auto	120	73	140	98
Used auto	39	9	32	4
Motorcycle and other	26	4	22	5
Total retail loans	185	86	194	107
Leases	168	137	156	142

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

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended June 30,
	2019	2018
United States Segment
New auto	60%	59%
Motorcycle	34%	35%

Canada Segment
New auto	82%	80%
Motorcycle	29%	30%

Consolidated
New auto	62%	61%
Motorcycle	33%	34%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	June 30, 2019	March 31, 2019	June 30, 2019	March 31, 2019

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$25,067	$25,201	1,549	1,569
Used auto	4,808	4,522	335	318
Motorcycle and other	1,159	1,104	197	193
Total retail loans	$31,034	$30,827	2,081	2,080
Securitized retail loans (2)	$8,256	$7,896	667	765
Investment in operating leases	$27,618	$27,493	1,284	1,300

Canada Segment
Retail loans:
New auto	$3,562	$3,458	263	263
Used auto	216	226	27	29
Motorcycle and other	95	86	21	21
Total retail loans	$3,873	$3,770	311	313
Securitized retail loans (2)	$1,042	$1,177	79	93
Investment in operating leases	$5,340	$5,113	293	289

Consolidated
Retail loans:
New auto	$28,629	$28,659	1,812	1,832
Used auto	5,024	4,748	362	347
Motorcycle and other	1,254	1,190	218	214
Total retail loans	$34,907	$34,597	2,392	2,393
Securitized retail loans (2)	$9,298	$9,073	746	858
Investment in operating leases	$32,958	$32,606	1,577	1,589

(1)	A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.

(2)
Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans.

In the United States segment, retail loan acquisition volumes decreased by 5% during the first quarter of fiscal year 2020 compared to the same period in fiscal year 2019 primarily due to the decline in sponsored new auto loan acquisition volumes. Lease acquisition volumes increased by 10% during the first quarter of fiscal year 2020 compared to the same period in fiscal year 2019 due to the increase in non-incentive program volumes.
In the Canada segment, retail loan acquisition volumes decreased by 5% during the first quarter of fiscal year 2020 compared to the same period in fiscal year 2019 primarily due to the decline in sponsored new auto loan acquisition volumes. Lease acquisition volumes decreased by 4% during the first quarter of fiscal year 2020 compared to the same period in fiscal year 2019 due the decline in incentive program volumes.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	June 30, 2019	March 31, 2019
United States Segment
Automobile	30%	30%
Motorcycle	97%	97%
Other	19%	20%

Canada Segment
Automobile	35%	35%
Motorcycle	95%	95%
Other	94%	95%

Consolidated
Automobile	31%	31%
Motorcycle	97%	97%
Other	22%	22%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended June 30,
	2019	2018
United States Segment
Automobile	27%	28%
Motorcycle	97%	97%
Other	9%	11%

Canada Segment
Automobile	32%	31%
Motorcycle	91%	91%
Other	96%	97%

Consolidated
Automobile	28%	29%
Motorcycle	96%	96%
Other	13%	16%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	June 30, 2019	March 31, 2019	June 30, 2019	March 31, 2019

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$3,294	$3,308	120	121
Motorcycle	635	750	82	101
Other	51	59	50	63
Total wholesale flooring loans	$3,980	$4,117	252	285
Commercial loans	$1,060	$1,084

Canada Segment
Wholesale flooring loans:
Automobile	$480	$441	18	17
Motorcycle	88	95	11	13
Other	28	25	30	28
Total wholesale flooring loans	$596	$561	59	58
Commercial loans	$66	$65

Consolidated
Wholesale flooring loans:
Automobile	$3,774	$3,749	138	138
Motorcycle	723	845	93	114
Other	79	84	80	91
Total wholesale flooring loans	$4,576	$4,678	311	343
Commercial loans	$1,126	$1,149

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.
Credit Risk
Credit losses are an expected cost of extending credit. The majority of our credit risk is in consumer financing and to a lesser extent in dealer financing. Credit risk of our portfolio of consumer finance receivables can be affected by general economic conditions. Adverse changes such as a rise in unemployment can increase the likelihood of defaults. Declines in used vehicle prices can reduce the amount of recoveries on repossessed collateral. We manage our exposure to credit risk in retail loans by monitoring and adjusting our underwriting standards, which affect the level of credit risk that we assume, pricing contracts for expected losses, focusing collection efforts to minimize losses, and ongoing reviews of the financial condition of dealers.
We are also exposed to credit risk on our portfolio of operating lease assets. We expect a portion of our operating leases to terminate prior to their scheduled maturities when lessees default on their contractual obligations. Losses are generally realized upon the disposition of the repossessed operating lease vehicles. The factors affecting credit risk on our operating leases and our management of the risk are similar to that of our retail loans.

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
The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the three months ended June 30,
	2019	2018

	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$194	$173
Provision for credit losses	48	32
Charge-offs, net of recoveries	(44)	(28)
Allowance for credit losses at end of period	$198	$177
Allowance as a percentage of ending receivable balance (1)	0.54%	0.51%
Charge-offs as a percentage of average receivable balance (1), (4)	0.50%	0.33%
Delinquencies (60 or more days past due):
Delinquent amount (2)	134	85
As a percentage of ending receivable balance (1), (2)	0.37%	0.25%
Operating leases:
Early termination loss on operating leases	$23	$16
Revenue reduction / provision for uncollectible operating lease receivables (3)	6	10
Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$7	$6
Provision for credit losses	—	2
Charge-offs, net of recoveries	(1)	(2)
Effect of translation adjustment	—	—
Allowance for credit losses at end of period	$6	$6
Allowance as a percentage of ending receivable balance (1)	0.12%	0.13%
Charge-offs as a percentage of average receivable balance (1), (4)	0.07%	0.11%
Delinquencies (60 or more days past due):
Delinquent amount (2)	5	6
As a percentage of ending receivable balance (1), (2)	0.10%	0.13%
Operating leases:
Early termination loss on operating leases	$1	$1
Revenue reduction / provision for uncollectible operating lease receivables (3)	—	—
Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$201	$179
Provision for credit losses	48	34
Charge-offs, net of recoveries	(45)	(30)
Effect of translation adjustment	—	—
Allowance for credit losses at end of period	$204	$183
Allowance as a percentage of ending receivable balance (1)	0.49%	0.46%
Charge-offs as a percentage of average receivable balance (1), (4)	0.45%	0.30%
Delinquencies (60 or more days past due):
Delinquent amount (2)	139	91
As a percentage of ending receivable balance (1), (2)	0.34%	0.23%
Operating leases:
Early termination loss on operating leases	$24	$17
Revenue reduction / provision for uncollectible operating lease receivables (3)	6	10

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

(3)	Provisions for uncollectible operating lease receivables were included in total provision for credit losses in our consolidated statements of income during fiscal year 2019.

(4)	Percentages for the three months ended June 30, 2019 and 2018 have been annualized.
In the United States segment, the provision for credit losses on our finance receivables was $48 million during the first quarter of fiscal year 2020 compared to $32 million during the same period in fiscal year 2019. The increase in the provision for credit losses is attributable to the increases in provision for impaired dealer loans of $12 million and the provision for retail loans of $4 million. Net charge-offs of retail loans during the first quarter of fiscal year 2020 increased compared to the same period in fiscal year 2019, which continues the trend of increasing charge-offs that we have been experiencing since fiscal year 2016. The increasing trend in charge-offs was primarily due to the increase in the volume of retail loans with longer terms which typically have higher loan-to-value ratios and, as a result, higher loss severities. The increasing trend in charge-offs was also the result of higher charge-off frequencies due to the increase in the volume of retail loans in our lowest credit grade tier and used auto loans. As a result of lessor accounting changes that were adopted on April 1, 2019, the uncollectible operating lease receivables were recognized as a reduction to lease revenue rather than recording the losses through the provision for credit losses. See Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements (Unaudited) for additional information. We recognized early termination losses on operating lease assets of $23 million during the first quarter of fiscal year 2020 compared to $16 million during the same period in fiscal year 2019. Early termination losses increased due to higher loss severities.
In the Canada segment, the provision for credit losses on our finance receivables was less than $1 million during the first quarter of fiscal year 2020, compared to $2 million during the same period in fiscal year 2019. The decrease in the provision was due to the decline in charge-offs and reduction in the allowance for credit losses to reflect improving credit performance. Early termination losses on operating lease assets was $1 million during the first quarter of fiscal year 2020, which was flat compared to the same period in fiscal year 2019.
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
We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount the carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first quarter of fiscal year 2020 or the same period in fiscal year 2019.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended June 30,
	2019	2018

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	101	82
Sales through auctions and dealer direct programs (3)	54	45
Total termination units	155	127

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	23	19
Sales through auctions and dealer direct programs (3)	2	2
Total termination units	25	21

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	124	101
Sales through auctions and dealer direct programs (3)	56	47
Total termination units	180	148

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.

(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.

(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.
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

The summary of outstanding debt presented in the tables below in this section “—Liquidity and Capital Resources” as of June 30, 2019 and March 31, 2019 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of June 30, 2019 and March 31, 2019, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the reader’s convenience based on the exchange rate on June 30, 2019 of 1.3095 per U.S. dollar. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.
Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate
	June 30, 2019	March 31, 2019	June 30, 2019	March 31, 2019

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$3,488	$5,029	2.56%	2.67%
Bank loans	3,896	3,896	3.13%	3.30%
Private MTN program	999	999	3.84%	3.84%
Public MTN program	25,092	24,117	2.31%	2.35%
Euro MTN programme	881	868	1.89%	1.89%
Total unsecured debt	34,356	34,909
Secured debt	8,009	7,671	2.49%	2.41%
Total debt	$42,365	$42,580

Canada Segment
Unsecured debt:
Commercial paper	$746	$726	1.93%	2.06%
Related party debt	764	749	2.01%	2.18%
Bank loans	1,087	1,066	2.54%	2.62%
Other debt	3,811	3,514	2.48%	2.50%
Total unsecured debt	6,408	6,055
Secured debt	994	1,119	2.49%	2.49%
Total debt	$7,402	$7,174

Consolidated
Unsecured debt:
Commercial paper	$4,234	$5,755	2.45%	2.60%
Related party debt	764	749	2.01%	2.18%
Bank loans	4,983	4,962	3.00%	3.16%
Private MTN program	999	999	3.84%	3.84%
Public MTN program	25,092	24,117	2.31%	2.35%
Euro MTN programme	881	868	1.89%	1.89%
Other debt	3,811	3,514	2.48%	2.50%
Total unsecured debt	40,764	40,964
Secured debt	9,003	8,790	2.49%	2.42%
Total debt	$49,767	$49,754

Commercial Paper
As of June 30, 2019, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.5 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the three months ended June 30, 2019, consolidated commercial paper month-end outstanding principal balances ranged from $4.2 billion to $6.2 billion.
Related Party Debt
HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days.
Bank Loans
During the three months ended June 30, 2019, AHFC and HCFI did not enter into any term loan agreements. As of June 30, 2019, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $38 million to $600 million. As of June 30, 2019, the remaining maturities of all bank loans outstanding ranged from 144 days to approximately 5.2 years. The weighted average remaining maturity on all bank loans was 1.7 years as of June 30, 2019.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of June 30, 2019, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.
Medium Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. As of June 30, 2019, the remaining maturities of Private MTNs outstanding did not exceed 2.2 years. Private MTNs were issued pursuant to the terms of an issuing and paying agency agreement, which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of June 30, 2019, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.
Public MTN Program
AHFC is a well-known seasoned issuer under SEC rules and issues Public MTNs pursuant to a registration statement on Form S-3 filed with the SEC. In August 2016, AHFC filed a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs, which includes the issuance of foreign currency denominated notes into international markets. The aggregate principal amount of MTNs offered under this program may be increased from time to time.
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the three months ended June 30, 2019, AHFC issued $800 million aggregate principal amount of U.S. dollar denominated floating rate MTNs and $1.3 billion aggregate principal amount of U.S. dollar denominated fixed rate notes, with original maturities between 12 months and 5.0 years. The weighted average remaining maturities of all Public MTNs was 2.3 years as of June 30, 2019.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of June 30, 2019, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme
The Euro MTN Programme was retired in August 2014. Notes under this program that are currently listed on the Luxembourg Stock Exchange will remain listed through their maturities. As of June 30, 2019, the remaining maturities of Euro MTNs outstanding under this program did not exceed 3.6 years. Euro MTNs were issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2019, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.
The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	June 30, 2019	March 31, 2019

	(U.S. dollars in millions)
U.S. dollar	$22,157	$21,210
Euro	4,027	3,969
Sterling	760	778
Japanese yen	28	27
Total	$26,972	$25,984
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the three months ended June 30, 2019, HCFI entered into one private placement transaction for C$500 million ($382 million). As of June 30, 2019, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 43 days to approximately 5.9 years. The weighted average remaining maturities of these notes was 3.0 years as of June 30, 2019.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2019, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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
During the three months ended June 30, 2019, we issued notes through asset-backed securitizations totaling $1.5 billion, which were secured by consumer finance receivables with an initial principal balance of $1.6 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $3.5 billion 364-day credit agreement, which expires on February 28, 2020, a $2.1 billion credit agreement, which expires on March 3, 2021, and a $1.4 billion credit agreement, which expires on March 3, 2023. As of June 30, 2019, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$1.6 billion ($1.2 billion) credit agreement which provides that HCFI may borrow up to C$800 million ($611 million) on a one-year revolving basis and up to C$800 million ($611 million) on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 25, 2020 and the five-year tranche of the credit agreement expires on March 25, 2024. As of June 30, 2019, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of June 30, 2019, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with multiple banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of June 30, 2019, no amounts were drawn upon under these agreements. These agreements expire in September 2019. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $17 million and $6 million during the three months ended June 30, 2019 and 2018, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of June 30, 2019, AHFC and its consolidated subsidiaries had $59.0 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $16.8 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.
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

Contractual Obligations
The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending June 30,
	Total	2020	2021	2022	2023	2024	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$40,844	$14,938	$7,496	$7,908	$4,773	$4,271	$1,458
Secured debt obligations (1)	9,016	4,657	2,749	1,349	228	33	—
Interest payments on debt (2)	2,532	1,006	657	396	223	138	112
Operating lease obligations	68	10	10	9	8	8	23
Total	$52,460	$20,611	$10,912	$9,662	$5,232	$4,450	$1,593

(1)
Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of June 30, 2019.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of June 30, 2019.
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
New Accounting Standards
Refer to Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements (Unaudited).
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
Sensitivity Analysis
If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve-month period ended June 30, 2019, our provision for credit losses would have increased by approximately $41 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve-month period ended June 30, 2019, we would have recognized an additional $21 million in early termination losses in our consolidated statement of income during the period.
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

Sensitivity Analysis
If future estimated auction values for all outstanding operating leases as of June 30, 2019 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $76 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $15 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of June 30, 2019. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2019, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information on our legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, which was filed with the SEC on June 21, 2019.
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
Dated: August 8, 2019

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)