Form 10-Q
period 2019-09-30
AMERICAN HONDA FINANCE CORP
filed 2019-11-12
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of October 31, 2019, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

REDUCED DISCLOSURE FORMAT
American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly-owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2019

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

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share amounts)

	September 30, 2019	March 31, 2019
Assets
Cash and cash equivalents	$808	$795
Finance receivables, net	40,223	40,424
Investment in operating leases, net	33,770	32,606
Due from Parent and affiliated companies	126	162
Income taxes receivable	319	228
Vehicles held for disposition	196	252
Other assets	1,148	1,117
Derivative instruments	390	380
Total assets	$76,980	$75,964
Liabilities and Equity
Debt	$50,008	$49,754
Due to Parent and affiliated companies	119	106
Accrued interest expense	161	150
Income taxes payable	248	152
Deferred income taxes	6,599	6,399
Other liabilities	1,602	1,567
Derivative instruments	565	568
Total liabilities	59,302	58,696
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of September 30, 2019 and March 31, 2019	1,366	1,366
Retained earnings	15,423	15,088
Accumulated other comprehensive loss	(110)	(118)
Total shareholder’s equity	16,679	16,336
Noncontrolling interest in subsidiary	999	932
Total equity	17,678	17,268
Total liabilities and equity	$76,980	$75,964

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	September 30, 2019	March 31, 2019
Finance receivables, net	$9,206	$9,073
Vehicles held for disposition	4	3
Other assets	616	597
Total assets	$9,826	$9,673
Secured debt	$8,934	$8,790
Accrued interest expense	8	8
Total liabilities	$8,942	$8,798

 See accompanying Notes to Consolidated Financial Statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Revenues:
Retail	$443	$401	$876	$777
Dealer	57	55	122	110
Operating leases	1,935	1,796	3,830	3,565
Total revenues	2,435	2,252	4,828	4,452
Leased vehicle expenses	1,409	1,314	2,801	2,642
Interest expense	318	293	640	567
Net revenues	708	645	1,387	1,243
Other income, net	23	17	43	32
Total net revenues	731	662	1,430	1,275
Expenses:
General and administrative expenses	124	119	245	229
Provision for credit losses	58	62	106	106
Early termination loss on operating leases	36	39	60	56
Loss on derivative instruments	174	47	205	310
Gain on foreign currency revaluation of debt	(184)	(27)	(146)	(274)
Total expenses	208	240	470	427
Income before income taxes	523	422	960	848
Income tax expense	135	137	273	253
Net income	388	285	687	595
Less: Net income attributable to noncontrolling interest	33	26	60	52
Net income attributable to American Honda Finance Corporation	$355	$259	$627	$543
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Net income	$388	$285	$687	$595
Other comprehensive income:
Foreign currency translation adjustment	(23)	33	15	—
Comprehensive income	365	318	702	595
Less: Comprehensive income attributable to noncontrolling interest	22	42	67	52
Comprehensive income attributable to American Honda Finance Corporation	$343	$276	$635	$543

See accompanying Notes to Consolidated Financial Statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2018	$16,596	$14,449	$(85)	$1,366	$866
Net income	595	543	—	—	52
Other comprehensive income/(loss)	—	—	—	—	—
Dividends declared	(235)	(235)	—	—	—
Balance at September 30, 2018	$16,956	$14,757	$(85)	$1,366	$918

Balance at March 31, 2019	$17,268	$15,088	$(118)	$1,366	$932
Net income	687	627	—	—	60
Other comprehensive income/(loss)	15	—	8	—	7
Dividends declared	(292)	(292)	—	—	—
Balance at September 30, 2019	$17,678	$15,423	$(110)	$1,366	$999

See accompanying Notes to Consolidated Financial Statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Six months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$687	$595
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	24	43
Provision for credit losses	106	106
Early termination loss on operating leases	60	56
Depreciation on leased vehicles	2,827	2,736
Accretion of unearned subsidy income	(849)	(795)
Amortization of deferred dealer participation and other deferred costs	179	166
Gain on disposition of leased vehicles	(96)	(94)
Deferred income taxes	198	162
Changes in operating assets and liabilities:
Income taxes receivable/payable	5	6
Other assets	16	(41)
Accrued interest/discounts on debt	23	44
Other liabilities	(9)	32
Due to/from Parent and affiliated companies	48	(26)
Net cash provided by operating activities	3,219	2,990
Cash flows from investing activities:
Finance receivables acquired	(9,240)	(10,030)
Principal collected on finance receivables	8,605	8,021
Net change in wholesale loans	780	527
Purchase of operating lease vehicles	(9,684)	(8,335)
Disposal of operating lease vehicles	5,861	4,990
Cash received for unearned subsidy income	637	1,059
Other investing activities, net	(2)	(3)
Net cash used in investing activities	(3,043)	(3,771)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Six months ended September 30,
	2019	2018
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$16,053	$14,223
Paydown of commercial paper	(16,297)	(14,526)
Proceeds from issuance of short-term debt	300	1,100
Paydown of short-term debt	(1,100)	(300)
Proceeds from issuance of related party debt	1,580	2,001
Paydown of related party debt	(1,580)	(2,310)
Proceeds from issuance of medium term notes and other debt	4,613	3,620
Paydown of medium term notes and other debt	(3,553)	(2,277)
Proceeds from issuance of secured debt	2,743	2,038
Paydown of secured debt	(2,613)	(2,462)
Dividends paid	(292)	(235)
Net cash provided by/(used in) financing activities	(146)	872
Effect of exchange rate changes on cash and cash equivalents	1	(6)
Net increase in cash and cash equivalents	31	85
Cash and cash equivalents and restricted cash at beginning of period	1,383	1,226
Cash and cash equivalents and restricted cash at end of period	$1,414	$1,311
Supplemental disclosures of cash flow information:
Interest paid	$448	$349
Income taxes paid	$37	$79

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	September 30,
	2019	2018
Cash and cash equivalents	$808	$787
Restricted cash included in other assets (1)	606	524
Total	$1,414	$1,311
---------------------------------------------------------

(1)	Restricted cash balances relate primarily to securitization arrangements (Note 9).

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses. The Company is finalizing accounting policy elections and refining its models and methodologies used to estimate the allowance for credit losses to meet the requirements of the new standard. The Company's allowance for credit losses is expected to increase upon adoption of this standard. The magnitude of the increase will depend primarily on the composition and seasoning of the retail loan portfolio, existing and forecasted economic conditions, and other management judgments at the adoption date. The Company plans to adopt the new standard and the related amendments effective April 1, 2020, with a cumulative-effect adjustment to opening retained earnings in the period of adoption.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(2) Finance Receivables
Finance receivables consisted of the following:

	September 30, 2019
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$35,920	$4,983	$40,903
Allowance for credit losses	(197)	—	(197)
Deferred dealer participation and other deferred costs	452	—	452
Unearned subsidy income	(935)	—	(935)
Finance receivables, net	$35,240	$4,983	$40,223

	March 31, 2019
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$35,457	$5,835	$41,292
Allowance for credit losses	(193)	(8)	(201)
Deferred dealer participation and other deferred costs	431	—	431
Unearned subsidy income	(1,098)	—	(1,098)
Finance receivables, net	$34,597	$5,827	$40,424

Finance receivables include retail loans with a principal balance of $9.5 billion and $9.4 billion as of September 30, 2019 and March 31, 2019, respectively, which have been transferred to securitization trusts and are considered to be legally isolated but do not qualify for sale accounting treatment. These finance receivables are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.
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
There were no modifications to dealer loans that constituted troubled debt restructurings during the six months ended September 30, 2019 and 2018.
The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the six months ended September 30, 2019 and 2018. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not treated as troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and six months ended September 30, 2019
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance, July 1, 2019	$193	$11	$204
Provision	60	(2)	58
Charge-offs	(80)	(9)	(89)
Recoveries	24	—	24
Effect of translation adjustment	—	—	—
Ending balance, September 30, 2019	$197	$—	$197
Beginning balance, April 1, 2019	$193	$8	$201
Provision	97	9	106
Charge-offs	(144)	(17)	(161)
Recoveries	51	—	51
Effect of translation adjustment	—	—	—
Ending balance, September 30, 2019	$197	$—	$197

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	197	—	197
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$41	$41
Collectively evaluated for impairment	35,437	4,942	40,379

	Three and six months ended September 30, 2018
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance, July 1, 2018	$183	$—	$183
Provision	52	—	52
Charge-offs	(65)	—	(65)
Recoveries	21	—	21
Effect of translation adjustment	—	—	—
Ending balance, September 30, 2018	$191	$—	$191
Beginning balance, April 1, 2018	$179	$—	$179
Provision	87	(1)	86
Charge-offs	(120)	—	(120)
Recoveries	45	1	46
Effect of translation adjustment	—	—	—
Ending balance, September 30, 2018	$191	$—	$191

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	191	—	191
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$174	$174
Collectively evaluated for impairment	34,274	4,880	39,154

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Delinquencies
The following is an aging analysis of past due finance receivables:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
September 30, 2019
Retail loans:
New auto	$246	$61	$15	$322	$28,654	$28,976
Used and certified auto	93	23	6	122	5,062	5,184
Motorcycle and other	13	5	3	21	1,256	1,277
Total retail	352	89	24	465	34,972	35,437
Dealer loans:
Wholesale flooring	1	—	—	1	3,893	3,894
Commercial loans	—	—	—	—	1,089	1,089
Total dealer loans	1	—	—	1	4,982	4,983
Total finance receivables	$353	$89	$24	$466	$39,954	$40,420

March 31, 2019
Retail loans:
New auto	$214	$41	$10	$265	$28,521	$28,786
Used and certified auto	70	14	4	88	4,712	4,800
Motorcycle and other	12	3	2	17	1,187	1,204
Total retail	296	58	16	370	34,420	34,790
Dealer loans:
Wholesale flooring	1	—	17	18	4,668	4,686
Commercial loans	51	—	17	68	1,081	1,149
Total dealer loans	52	—	34	86	5,749	5,835
Total finance receivables	$348	$58	$50	$456	$40,169	$40,625

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Retail new auto loans	Retail used and certified auto loans	Retail motorcycle and other loans	Total consumer finance receivables

	(U.S. dollars in millions)
September 30, 2019
Performing	$28,900	$5,155	$1,269	$35,324
Nonperforming	76	29	8	113
Total	$28,976	$5,184	$1,277	$35,437

March 31, 2019
Performing	$28,735	$4,782	$1,199	$34,716
Nonperforming	51	18	5	74
Total	$28,786	$4,800	$1,204	$34,790

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

	September 30, 2019			March 31, 2019
	Wholesale flooring	Commercial loans	Total	Wholesale flooring	Commercial loans	Total

	(U.S. dollars in millions)
Group A	$2,439	$805	$3,244	$3,121	$823	$3,944
Group B	1,455	284	1,739	1,565	326	1,891
Total	$3,894	$1,089	$4,983	$4,686	$1,149	$5,835

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(3) Investment in Operating Leases
Investment in operating leases consisted of the following:

	September 30, 2019	March 31, 2019

	(U.S. dollars in millions)
Operating lease vehicles	$43,253	$42,427
Accumulated depreciation	(7,977)	(8,262)
Deferred dealer participation and initial direct costs	130	119
Unearned subsidy income	(1,518)	(1,563)
Estimated early termination losses	(118)	(115)
Investment in operating leases, net	$33,770	$32,606

Operating lease revenue consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018

	(U.S. dollars in millions)
Lease payments	$1,669	$1,586	$3,306	$3,153
Subsidy income and dealer rate participation, net (1)	245	210	491	412
Reimbursed lessor costs (2)	21	—	33	—
Total operating lease revenue, net	$1,935	$1,796	$3,830	$3,565

(1)	Includes amortization of initial direct costs during the three and six months ended September 30, 2018.

(2)	Reimbursed lessor costs were presented net during the three and six months ended September 30, 2018.

Leased vehicle expenses consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018

	(U.S. dollars in millions)
Depreciation expense	$1,421	$1,361	$2,827	$2,736
Initial direct costs and other lessor costs (1)	41	—	70	—
Gain on disposition of leased vehicles (2)	(53)	(47)	(96)	(94)
Total leased vehicle expenses, net	$1,409	$1,314	$2,801	$2,642

(1)	Amortization of initial direct costs was presented as a reduction to lease revenue and reimbursed lessor costs were presented net during the three and six months ended September 30, 2018.

(2)
Included in the gain or loss on disposition of leased vehicles are end of term charges of $18 million and $19 million for the three months ended September 30, 2019 and 2018, and $46 million and $40 million for the six months ended September 30, 2019 and 2018, respectively.

Contractual operating lease payments due as of September 30, 2019 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Twelve month periods ending September 30,	(U.S. dollars in millions)

2020	$6,123
2021	4,473
2022	2,272
2023	343
2024	63
Total	$13,274

The Company recognized early termination losses due to lessee defaults of $36 million and $39 million during the three months ended September 30, 2019 and 2018, and $60 million and $56 million, during the six months ended September 30, 2019 and 2018, respectively. Actual net losses realized totaled $32 million and $21 million for the three months ended September 30, 2019 and 2018, and $56 million and $36 million for the six months ended September 30, 2019 and 2018, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $7 million and $13 million during the three and six months ended September 30, 2019, respectively. The general allowance for uncollectible operating lease receivables was recorded through a provision for credit losses of $10 million and $20 million during the three and six months ended September 30, 2018, respectively.
No impairment losses due to declines in estimated residual values were recognized during the three and six months ended September 30, 2019 and 2018.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(4) Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate		Contractual interest rate ranges
	September 30, 2019	March 31, 2019	September 30, 2019	March 31, 2019	September 30, 2019	March 31, 2019

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,517	$5,755	2.11%	2.60%	1.79 - 2.31%	1.79 - 2.71%
Related party debt	755	749	1.97%	2.18%	1.96 - 1.98%	2.02 - 2.31%
Bank loans	4,972	4,962	2.75%	3.16%	2.27 - 3.00%	2.35 - 3.50%
Private MTN program	999	999	3.84%	3.84%	3.80 - 3.88%	3.80 - 3.88%
Public MTN program	25,336	24,117	2.28%	2.35%	0.35 - 3.63%	0.35 - 3.63%
Euro MTN programme	28	868	2.23%	1.89%	2.23 - 2.23%	1.88 - 2.23%
Other debt	3,467	3,514	2.54%	2.50%	1.82 - 3.44%	1.63 - 3.44%
Total unsecured debt	41,074	40,964
Secured debt	8,934	8,790	2.45%	2.42%	1.21 - 3.30%	1.16 - 3.30%
Total debt	$50,008	$49,754

As of September 30, 2019, the outstanding principal balance of long-term debt with floating interest rates totaled $12.8 billion, long-term debt with fixed interest rates totaled $30.1 billion, and short-term debt totaled $7.1 billion. As of March 31, 2019, the outstanding principal balance of long-term debt with floating interest rates totaled $12.5 billion, long-term debt with fixed interest rates totaled $29.2 billion, and short-term debt totaled $8.1 billion.
Commercial Paper
As of September 30, 2019 and March 31, 2019, the Company had commercial paper programs that provide the Company with available funds of up to $8.5 billion, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $5.5 billion and $5.4 billion during the six months ended September 30, 2019 and 2018, respectively. The maximum balance outstanding at any month-end during the six months ended September 30, 2019 and 2018 was $6.2 billion and $5.7 billion, respectively.
Related Party Debt
HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. HCFI incurred interest expense on these notes totaling $4 million for both the three months ended September 30, 2019 and 2018, and $8 million for both the six months ended September 30, 2019 and 2018.

Bank Loans
Outstanding bank loans at September 30, 2019 were either short-term or long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of September 30, 2019 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.
Medium Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of September 30, 2019 were long-term, with fixed interest rates, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Public MTN Program
In August 2019, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of September 30, 2019 were either long-term or short-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program as of September 30, 2019. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions, and includes customary events of default.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of September 30, 2019 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing securitization trusts. Notes outstanding as of September 30, 2019 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying receivables. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 28, 2020, a $2.1 billion credit agreement, which expires on March 3, 2021, and a $1.4 billion credit agreement, which expires on March 3, 2023. As of September 30, 2019, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.2 billion syndicated bank credit facility which provides that HCFI may borrow up to $604 million on a one-year and up to $604 million on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 25, 2020 and the five-year tranche of the credit agreement expires on March 25, 2024. As of September 30, 2019, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of September 30, 2019, no amounts were drawn upon under these agreements. These agreements expire in September 2020. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(5) Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 13 regarding the valuation of derivative instruments.

	September 30, 2019			March 31, 2019
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$59,183	$345	$413	$58,132	$308	$307
Cross currency swaps	4,001	45	152	5,002	72	261
Gross derivative assets/liabilities		390	565		380	568
Counterparty netting adjustment and collateral		(356)	(352)		(313)	(318)
Net derivative assets/liabilities		$34	$213		$67	$250

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018

	(U.S. dollars in millions)
Interest rate swaps	$31	$8	$(45)	$20
Cross currency swaps	(205)	(55)	(160)	(330)
Total gain/(loss) on derivative instruments	$(174)	$(47)	$(205)	$(310)

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(6) Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended September 30,		Six months ended September 30,
Income Statement	2019	2018	2019	2018

	(U.S. dollars in millions)
Revenue:
Subsidy income	$418	$403	$845	$790
Interest expense:
Related party debt	4	4	8	8
Other income, net:
VSC administration fees	28	27	55	54
Support Service Fee	(9)	(8)	(18)	(17)
General and administrative expenses:
Support Compensation Agreement fees	17	5	34	11
Benefit plan expenses	3	2	5	5
Shared services	19	22	35	37

Balance Sheet	September 30, 2019	March 31, 2019

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(927)	$(1,091)
Investment in operating leases, net:
Unearned subsidy income	(1,514)	(1,559)
Due from Parent and affiliated companies	126	162
Liabilities:
Debt:
Related party debt	$755	$749
Due to Parent and affiliated companies	118	106
Accrued interest expense:
Related party debt	2	3
Other liabilities:
VSC unearned administrative fees	379	387
Accrued benefit expenses	69	65

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Other
AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During both the three months ended September 30, 2019 and 2018, the Company recognized $3 million, and during the six months ended September 30, 2019, and 2018, the Company recognized $6 million and $9 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.
The majority of the amounts due from the Parent and affiliated companies at September 30, 2019 and March 31, 2019 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at September 30, 2019 and March 31, 2019 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
In August 2019, AHFC declared and paid a cash dividend of $292 million to its parent, AHM.

(7) Income Taxes
The Company's effective tax rate was 25.8% and 32.5%, for the three months ended September 30, 2019 and 2018, respectively, and 28.4% and 29.8% for the six months ended September 30, 2019 and 2018, respectively. The difference in the effective tax rate for the three months ended September 30, 2019 was primarily due to the net effects of a decrease in state taxes and a reduction in tax credits. The difference in the effective tax rate for the six months ended September 30, 2019 was primarily due to a decrease in state taxes, offset by an increase in uncertain tax positions and a reduction in tax credits.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At September 30, 2019, $1.0 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of September 30, 2019 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $59 million.
The Company did not record material changes to unrecognized tax benefits during the quarter ended September 30, 2019 and does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of the fiscal year ending March 31, 2020.
As of September 30, 2019, the Company has open tax years either currently subject to examination or eligible for potential future examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2018. The Company’s Canadian subsidiary, HCFI, has open tax years either currently subject to examination or eligible for potential future examination for returns filed for the taxable years ended March 31, 2012 through 2019 federally, and returns filed for the taxable years ended March 31, 2009 through 2019 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At September 30, 2019, maturities of operating lease liabilities were as follows:

Twelve month periods ending September 30,	(U.S. dollars in millions)

2020	$10
2021	10
2022	9
2023	8
2024	8
Thereafter	21
Total undiscounted future lease obligations	66
Less: imputed interest	(7)
Operating lease liabilities	$59

Rent expense under operating leases was $2 million for the three months ended September 30, 2019 and $5 million for the six months ended September 30, 2019. Rent expense is included within general and administrative expenses.
As of September 30, 2019, the weighted average remaining lease term for operating leases was 7.4 years and the weighted average remaining discount rate for operating leases was 3.04%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The majority of the lines have annual renewal periods. The unused balance of commercial revolving lines of credit was $405 million as of September 30, 2019. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $9 million as of September 30, 2019.
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
During the six months ended September 30, 2019 and 2018, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $2.8 billion and $2.0 billion, respectively. The notes were secured by receivables with an initial principal balance of $3.0 billion and $2.7 billion, respectively.
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

	September 30, 2019	March 31, 2019

	(U.S. dollars in millions)
Assets:
Finance receivables	$9,504	$9,352
Unamortized costs and subsidy income, net	(284)	(265)
Allowance for credit losses	(14)	(14)
Finance receivables, net	9,206	9,073
Vehicles held for disposition	4	3
Restricted cash (1)	606	588
Accrued interest receivable (1)	10	9
Total assets	$9,826	$9,673
Liabilities:
Secured debt	$8,948	$8,803
Unamortized discounts and fees	(14)	(13)
Secured debt, net	8,934	8,790
Accrued interest expense	8	8
Total liabilities	$8,942	$8,798

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect principal and interest payments on the underlying receivables on behalf of the securitization trusts. Cash collected during a calendar month is required to be remitted to the trusts in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the trusts. As of September 30, 2019 and March 31, 2019, AHFC and HCFI had combined cash collections of $430 million and $496 million, respectively, which were required to be remitted to the trusts.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(10) Other Assets
Other assets consisted of the following:

	September 30, 2019	March 31, 2019

	(U.S. dollars in millions)
Interest receivable and other assets	$105	$106
Other receivables	149	175
Deferred expense	114	115
Software, net of accumulated amortization of $159 and $154 as of September 30, 2019 and March 31, 2019, respectively	26	29
Property and equipment, net of accumulated depreciation of $22 and $21 as of September 30, 2019 and March 31, 2019, respectively	5	6
Restricted cash	606	588
Operating lease assets	52	—
Like-kind exchange assets	71	73
Other miscellaneous assets	20	25
Total	$1,148	$1,117

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from 3 to 5 years. General and administrative expenses include depreciation and amortization expense of $3 million for both the three months ended September 30, 2019 and 2018, and $6 million for both the six months ended September 30, 2019 and 2018.

(11) Other Liabilities
Other liabilities consisted of the following:

	September 30, 2019	March 31, 2019

	(U.S. dollars in millions)
Dealer payables	$159	$241
Accounts payable and accrued expenses	413	399
Lease security deposits	88	85
VSC unearned administrative fees (Note 6)	379	387
Unearned income, operating leases	361	352
Operating lease liabilities	59	—
Uncertain tax positions	122	89
Other liabilities	21	14
Total	$1,602	$1,567

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(12) Other Income, net
Other income consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018

	(U.S. dollars in millions)
VSC administration (Note 6)	$28	$27	$55	$54
Other, net	(5)	(10)	(12)	(22)
Total	$23	$17	$43	$32

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2019
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$345	$—	$345
Cross currency swaps	—	45	—	45
Total assets	$—	$390	$—	$390
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$413	$—	$413
Cross currency swaps	—	152	—	152
Total liabilities	$—	$565	$—	$565

	March 31, 2019
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$308	$—	$308
Cross currency swaps	—	72	—	72
Total assets	$—	$380	$—	$380
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$307	$—	$307
Cross currency swaps	—	261	—	261
Total liabilities	$—	$568	$—	$568

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the three months ended September 30, 2019 and 2018. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
September 30, 2019
Vehicles held for disposition	$—	$—	$121	$121	$27
September 30, 2018
Vehicles held for disposition	$—	$—	$104	$104	$22

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2019
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$808	$808	$—	$—	$808
Dealer loans, net	4,983	—	—	4,768	4,768
Retail loans, net	35,238	—	—	35,778	35,778
Restricted cash	606	606	—	—	606
Liabilities:
Commercial paper	$5,517	$—	$5,517	$—	$5,517
Related party debt	755	—	755	—	755
Bank loans	4,972	—	4,999	—	4,999
Medium term note programs	26,363	—	26,736	—	26,736
Other debt	3,467	—	3,516	—	3,516
Secured debt	8,934	—	8,992	—	8,992

	March 31, 2019
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$795	$795	$—	$—	$795
Dealer loans, net	5,827	—	—	5,611	5,611
Retail loans, net	34,569	—	—	34,857	34,857
Restricted cash	588	588	—	—	588
Liabilities:
Commercial paper	$5,755	$—	$5,755	$—	$5,755
Related party debt	749	—	749	—	749
Bank loans	4,962	—	5,000	—	5,000
Medium term note programs	25,984	—	26,130	—	26,130
Other debt	3,514	—	3,535	—	3,535
Secured debt	8,790	—	8,799	—	8,799

Fair value information presented in the tables above is based on information available at September 30, 2019 and March 31, 2019. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the three and six months ended September 30, 2019 and 2018 is summarized in the following tables:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended September 30, 2019
Revenues:
Retail	$390	$53	$—	$443
Dealer	51	6	—	57
Operating leases	1,595	340	—	1,935
Total revenues	2,036	399	—	2,435
Leased vehicle expenses	1,152	257	—	1,409
Interest expenses	273	45	—	318
Realized (gains)/losses on derivatives and foreign currency denominated debt	23	(1)	(22)	—
Net revenues	588	98	22	708
Other income	20	3	—	23
Total net revenues	608	101	22	731
Expenses:
General and administrative expenses	109	15	—	124
Provision for credit losses	56	2	—	58
Early termination loss on operating leases	36	—	—	36
(Gain)/Loss on derivative instruments	—	—	174	174
(Gain)/Loss on foreign currency revaluation of debt	—	—	(184)	(184)
Income before income taxes	$407	$84	$32	$523

Six months ended September 30, 2019
Revenues:
Retail	$772	$104	$—	$876
Dealer	110	12	—	122
Operating leases	3,160	670	—	3,830
Total revenues	4,042	786	—	4,828
Leased vehicle expenses	2,294	507	—	2,801
Interest expenses	550	90	—	640
Realized (gains)/losses on derivatives and foreign currency denominated debt	38	(3)	(35)	—
Net revenues	1,160	192	35	1,387
Other income	37	6	—	43
Total net revenues	1,197	198	35	1,430
Expenses:
General and administrative expenses	215	30	—	245
Provision for credit losses	104	2	—	106
Early termination loss on operating leases	59	1	—	60
(Gain)/Loss on derivative instruments	—	—	205	205
(Gain)/Loss on foreign currency revaluation of debt	—	—	(146)	(146)
Income before income taxes	$819	$165	$(24)	$960

September 30, 2019
Finance receivables, net	$35,737	$4,486	$—	$40,223
Investment in operating leases, net	28,407	5,363	—	33,770
Total assets	66,960	10,020	—	76,980

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended September 30, 2018
Revenues:
Retail	$348	$53	$—	$401
Dealer	50	5	—	55
Operating leases	1,485	311	—	1,796
Total revenues	1,883	369	—	2,252
Leased vehicle expenses	1,073	241	—	1,314
Interest expense	250	43	—	293
Realized (gains)/losses on derivatives and foreign currency denominated debt	2	(4)	2	—
Net revenues	558	89	(2)	645
Other income	14	3	—	17
Total net revenues	572	92	(2)	662
Expenses:
General and administrative expenses	106	13	—	119
Provision for credit losses	60	2	—	62
Early termination loss on operating leases	38	1	—	39
(Gain)/Loss on derivative instruments	—	—	47	47
(Gain)/Loss on foreign currency revaluation of debt	—	—	(27)	(27)
Income before income taxes	$368	$76	$(22)	$422

Six months ended September 30, 2018
Revenues:
Retail	$672	$105	$—	$777
Dealer	100	10	—	110
Operating leases	2,953	612	—	3,565
Total revenues	3,725	727	—	4,452
Leased vehicle expenses	2,168	474	—	2,642
Interest expense	484	83	—	567
Realized (gains)/losses on derivatives and foreign currency denominated debt	—	(7)	7	—
Net revenues	1,073	177	(7)	1,243
Other income	27	5	—	32
Total net revenues	1,100	182	(7)	1,275
Expenses:
General and administrative expenses	202	27	—	229
Provision for credit losses	102	4	—	106
Early termination loss on operating leases	54	2	—	56
(Gain)/Loss on derivative instruments	—	—	310	310
(Gain)/Loss on foreign currency revaluation of debt	—	—	(274)	(274)
Income before income taxes	$742	$149	$(43)	$848

September 30, 2018
Finance receivables, net	$34,546	$4,587	$—	$39,133
Investment in operating leases, net	27,127	5,191	—	32,318
Total assets	64,250	10,003	—	74,253

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

Results of Operations
The following table presents our income before income taxes:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018

	(U.S. dollars in millions)
Income before income taxes:
United States segment	$433	$346	$792	$699
Canada segment	90	76	168	149
Total income before income taxes	$523	$422	$960	$848
Comparison of the Three Months Ended September 30, 2019 and 2018
Our consolidated income before income taxes was $523 million during the second quarter of fiscal year 2020 compared to $422 million during the same period in fiscal year 2019. This increase of $101 million, or 24%, was due to the following differences:

	Three months ended September 30,
	2019	2018	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$443	$401	$42	10%
Dealer	57	55	2	4%
Operating lease, net of leased vehicle expenses	526	482	44	9%
Interest expense	(318)	(293)	(25)	9%
Other	23	17	6	35%
Total net revenues	731	662	69	10%
Expenses:
General and administrative expenses	124	119	5	4%
(Gain)/Loss on derivative instruments	174	47	127	n/m
(Gain)/Loss on foreign currency revaluation of debt	(184)	(27)	(157)	n/m
Other	94	101	(7)	(7)%
Total expenses	208	240	(32)	(13)%
Total income before income taxes	$523	$422	$101	24%
n/m = not meaningful

Comparison of the Six Months Ended September 30, 2019 and 2018
Our consolidated income before income taxes was $960 million during the first six months of fiscal year 2020 compared to $848 million during the same period in fiscal year 2019. This increase of $112 million, or 13%, was due to the following differences:

	Six months ended September 30,
	2019	2018	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$876	$777	$99	13%
Dealer	122	110	12	11%
Operating lease, net of leased vehicle expenses	1,029	923	106	11%
Interest expense	(640)	(567)	(73)	13%
Other	43	32	11	34%
Total net revenues	1,430	1,275	155	12%
Expenses:
General and administrative expenses	245	229	16	7%
(Gain)/Loss on derivative instruments	205	310	(105)	n/m
(Gain)/Loss on foreign currency revaluation of debt	(146)	(274)	128	n/m
Other	166	162	4	2%
Total expenses	470	427	43	10%
Total income before income taxes	$960	$848	$112	13%
n/m = not meaningful

Segment Results—Comparison of the Three Months Ended September 30, 2019 and 2018
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018	2019	2018

	(U.S. dollars in millions)
Revenues:
Retail	$390	$348	$53	$53	$443	$401
Dealer	51	50	6	5	57	55
Operating leases	1,595	1,485	340	311	1,935	1,796
Total revenues	2,036	1,883	399	369	2,435	2,252
Leased vehicle expenses	1,152	1,073	257	241	1,409	1,314
Interest expense	273	250	45	43	318	293
Net revenues	611	560	97	85	708	645
Other income	20	14	3	3	23	17
Total net revenues	631	574	100	88	731	662
Expenses:
General and administrative expenses	109	106	15	13	124	119
Provision for credit losses	56	60	2	2	58	62
Early termination loss on operating leases	36	38	—	1	36	39
(Gain)/Loss on derivative instruments	181	51	(7)	(4)	174	47
(Gain)/Loss on foreign currency revaluation of debt	(184)	(27)	—	—	(184)	(27)
Income before income taxes	$433	$346	$90	$76	$523	$422
Revenues
Revenue from retail loans in the United States segment increased by $42 million, or 12%, during the second quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The increase in revenue was attributable to higher yields and higher average outstanding balances. Revenue from retail loans in the Canada segment were flat during the second quarter of fiscal year 2020 compared to the same period in fiscal year 2019.
Operating lease revenue increased by $110 million, or 7%, in the United States segment and by $29 million, or 9%, in the Canada segment during the second quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The increase in the United States segment was attributable to higher revenue on more recently acquired operating leases. The increase in the Canada segment was attributable to an increase in average outstanding operating leases and higher revenue on more recently acquired operating leases.
Revenue from dealer loans increased by $1 million, or 2%, in the United States segment and by $1 million, or 20%, in the Canada segment during the second quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The increase in the Canada segment was attributable to higher average outstanding balances and higher yields.
Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $15 million, or 4%, to $418 million during the second quarter of fiscal year 2020 compared to $403 million during the same period in fiscal year 2019 primarily due to the increase in average subsidy payments received.

Leased vehicle expenses
Leased vehicle expenses increased by $79 million, or 7%, in the United States segment and by $16 million, or 7%, in the Canada segment during the second quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The increase is attributable to the increase in depreciation on operating leases due to higher average outstanding operating lease assets and the change in presentation of lessor costs resulting from lessor accounting changes that were adopted on April 1, 2019. For additional information regarding leases, see Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements (Unaudited).
Interest expense
Interest expense in the United States segment increased by $23 million, or 9%, during the second quarter of fiscal year 2020 compared to the same period in fiscal year 2019 primarily due to higher average interest rates and an increase in average outstanding debt. Interest expense in the Canada segment increased by $2 million, or 5%, due to higher average interest rates. See “—Liquidity and Capital Resources” below for more information.
Provision for credit losses
The provision for credit losses in the United States segment decreased by $4 million, or 7%, during the second quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The decrease in the provision for credit losses is attributable to the change to the income statement presentation for uncollectible operating lease receivables resulting from lessor accounting changes that were adopted on April 1, 2019. For additional information regarding leases, see Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements (Unaudited). The decrease in provision for credit losses is partially offset by the increase in provision for retail loans of $6 million. The provision for credit losses in the Canada segment was flat during the second quarter of fiscal year 2020 compared to the same period in fiscal year 2019. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases in the United States segment decreased by $2 million, or 5%, during the second quarter of fiscal year 2020 compared to the same period in fiscal year 2019 due to a smaller increase in estimated early termination losses. Early termination losses on operating leases in the Canada segment decreased by $1 million during the second quarter of fiscal year 2020 compared to the same period in fiscal year 2019. See “—Financial Condition—Credit Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a loss on derivative instruments of $181 million during the second quarter of fiscal year 2020 compared to a loss of $51 million during the same period in fiscal year 2019. The loss in the second quarter of fiscal year 2020 was attributable to a loss on cross currency swaps of $205 million and loss on pay fixed interest rates of $20 million, partially offset by gains on pay float interest rate swaps of $44 million. The loss on cross currency swaps during the second quarter of fiscal year 2020 was primarily attributable to the U.S. dollar strengthening against the Euro and Sterling during the period. The losses on pay fixed interest rate swaps and gains on pay float interest rate swaps during the second quarter of fiscal year 2020 were primarily due to the decrease in applicable swap rates during the period. In the Canada segment, we recognized a gain on derivative instruments of $7 million during the second quarter of fiscal year 2020 compared to a gain of $4 million during the same period in fiscal year 2019. The gain in the second quarter of fiscal year 2020 was due to a rise in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $184 million during the second quarter of fiscal year 2020 compared to a gain of $27 million during the same period in fiscal year 2019. The gain during the second quarter of fiscal year 2020 was primarily due to the U.S. dollar strengthening against the Euro and Sterling during the period.

Income tax expense
The consolidated effective tax rate was 25.8% for the second quarter of fiscal year 2020 and 32.5% for the same period in fiscal year 2019. The difference in the effective tax rate for the second quarter of fiscal year 2020 was primarily due to the net effects of a decrease in state taxes and a reduction in tax credits. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Segment Results—Comparison of the Six Months Ended September 30, 2019 and 2018
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Six months ended September 30,		Six months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018	2019	2018

	(U.S. dollars in millions)
Revenues:
Retail	$772	$672	$104	$105	$876	$777
Dealer	110	100	12	10	122	110
Operating leases	3,160	2,953	670	612	3,830	3,565
Total revenues	4,042	3,725	786	727	4,828	4,452
Leased vehicle expenses	2,294	2,168	507	474	2,801	2,642
Interest expense	550	484	90	83	640	567
Net revenues	1,198	1,073	189	170	1,387	1,243
Other income	37	27	6	5	43	32
Total net revenues	1,235	1,100	195	175	1,430	1,275
Expenses:
General and administrative expenses	215	202	30	27	245	229
Provision for credit losses	104	102	2	4	106	106
Early termination loss on operating leases	59	54	1	2	60	56
(Gain)/Loss on derivative instruments	211	317	(6)	(7)	205	310
(Gain)/Loss on foreign currency revaluation of debt	(146)	(274)	—	—	(146)	(274)
Income before income taxes	$792	$699	$168	$149	$960	$848
Revenues
Revenue from retail loans in the United States segment increased by $100 million, or 15%, during the first six months of fiscal year 2020 compared to the same period in fiscal year 2019. The increase in revenue was attributable to higher yields and higher average outstanding balances. Revenue from retail loans in the Canada segment, which includes the remaining balance of direct financing leases, decreased by $1 million, or 1%, during the first six months of fiscal year 2020 compared to the same period in fiscal year 2019. The decrease in revenue was attributable to the $3 million decline in direct financing leases due to runoff, offset by a $2 million increase in retail loans due to higher yields.
Operating lease revenue increased by $207 million, or 7%, in the United States segment and by $58 million, or 9%, in the Canada segment during the first six months of fiscal year 2020 compared to the same period in fiscal year 2019. The increase in the United States segment was attributable to higher revenue on more recently acquired operating leases. The increase in the Canada segment was attributable to an increase in average outstanding operating leases and higher revenue on more recently acquired operating leases.

Revenue from dealer loans increased by $10 million, or 10%, in the United States segment and by $2 million, or 20%, in the Canada segment during the first six months of fiscal year 2020 compared to the same period in fiscal year 2019. The increases were due to higher yields and higher average outstanding balances.
Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $55 million, or 7%, to $845 million during the first six months of fiscal year 2020 compared to $790 million during the same period in fiscal year 2019 primarily due to the increase in average subsidy payments received.
Leased vehicle expenses
Leased vehicle expenses increased by $126 million, or 6%, in the United States segment and by $33 million, or 7%, in the Canada segment during the first six months of fiscal year 2020 compared to the same period in fiscal year 2019. The increase is attributable to the increase in depreciation on operating leases due to higher average outstanding operating lease assets and the change in presentation of lessor costs resulting from lessor accounting changes that were adopted on April 1, 2019. For additional information regarding leases, see Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements (Unaudited).
Interest expense
Interest expense in the United States segment increased by $66 million, or 14%, during the first six months of fiscal year 2020 compared to the same period in fiscal year 2019 primarily due to higher average interest rates and an increase in average outstanding debt. Interest expense in the Canada segment increased by $7 million, or 8%, during the first six months of fiscal year 2020 compared to the same period in fiscal year 2019 due to higher average interest rates. See “—Liquidity and Capital Resources” below for more information.
Provision for credit losses
The provision for credit losses in the United States segment increased by $2 million, or 2%, during the first six months of fiscal year 2020 compared to the same period in fiscal year 2019. The increase in the provision for credit losses is attributable to the increases in provision for impaired dealer loans of $10 million and provision for retail loans of $12 million. The increases in provision for credit losses is partially offset by the change to the income statement presentation for uncollectible operating lease receivables resulting from lessor accounting changes that were adopted on April 1, 2019. For additional information regarding leases, see Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements (Unaudited). The provision for credit losses in the Canada segment decreased by $2 million, or 50%, during the first six months of fiscal year 2020 compared to the same period in fiscal year 2019. The decrease in the provision was due to the decline in charge-offs and reduction in the allowance for credit losses to reflect improving credit performance. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases in the United States segment increased by $5 million, or 9%, during the first six months of fiscal year 2020 compared to the same period in fiscal year 2019 due to higher loss severities. Early termination losses on operating leases in the Canada segment decreased by $1 million during the first six months of fiscal year 2020 compared to the same period in fiscal year 2019. See “—Financial Condition—Credit Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a loss on derivative instruments of $211 million during the first six months of fiscal year 2020 compared to a loss of $317 million during the same period in fiscal year 2019. The loss in the first six months of fiscal year 2020 was attributable to a loss on cross currency swaps of $160 million and loss on pay fixed interest rates of $248 million, partially offset by gains on pay float interest rate swaps of $197 million. The loss on cross currency swaps during the first six months of fiscal year 2020 was primarily attributable to the U.S. dollar strengthening against the Euro and Sterling during the period. The losses on pay fixed interest rate swaps and gains on pay float interest rate swaps during the first six months of fiscal year 2020 were primarily due to the decrease in applicable swap rates during the period. In the Canada segment, we recognized a gain on derivative instruments of $6 million during the first six months of fiscal year 2020 compared to a gain of $7 million during the same period in fiscal year 2019. The gain in the first six months of fiscal year 2020 was due to a rise in applicable swap rates during the period. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $146 million during the first six months of fiscal year 2020 compared to a gain of $274 million during the same period in fiscal year 2019. The gain during the first six months of fiscal year 2020 was primarily due to the U.S. dollar strengthening against the Euro and Sterling during the period.
Income tax expense
The consolidated effective tax rate was 28.4% for the first six months of fiscal year 2020 and 29.8% for the same period in fiscal year 2019. The difference in the effective tax rate for the first six months of fiscal year 2020 was primarily due to a decrease in state taxes, offset by an increase in uncertain tax positions and a reduction in tax credits. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended September 30,				Six months ended September 30,
	2019		2018		2019		2018
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	120	71	131	87	222	128	253	167
Used auto	31	2	35	10	69	10	66	14
Motorcycle and other	17	—	20	2	40	1	39	4
Total retail loans	168	73	186	99	331	139	358	185
Leases	157	128	123	110	298	239	251	224

Canada Segment
Retail loans:
New auto	18	16	19	18	35	32	37	36
Used auto	1	—	1	1	2	—	2	1
Motorcycle and other	2	2	2	2	5	5	5	5
Total retail loans	21	18	22	21	42	37	44	42
Leases	25	24	25	25	52	50	53	53

Consolidated
Retail loans:
New auto	138	87	150	105	257	160	290	203
Used auto	32	2	36	11	71	10	68	15
Motorcycle and other	19	2	22	4	45	6	44	9
Total retail loans	189	91	208	120	373	176	402	227
Leases	182	152	148	135	350	289	304	277

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

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
United States Segment
New auto	64%	61%	62%	60%
Motorcycle	32%	37%	33%	36%

Canada Segment
New auto	81%	81%	81%	80%
Motorcycle	31%	32%	30%	31%

Consolidated
New auto	66%	63%	64%	62%
Motorcycle	32%	36%	33%	35%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	September 30, 2019	March 31, 2019	September 30, 2019	March 31, 2019

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$25,297	$25,201	1,544	1,569
Used auto	4,932	4,522	344	318
Motorcycle and other	1,165	1,104	196	193
Total retail loans	$31,394	$30,827	2,084	2,080
Securitized retail loans (2)	$8,281	$7,896	655	665
Investment in operating leases	$28,407	$27,493	1,303	1,300

Canada Segment
Retail loans:
New auto	$3,552	$3,458	263	263
Used auto	198	226	26	29
Motorcycle and other	96	86	21	21
Total retail loans	$3,846	$3,770	310	313
Securitized retail loans (2)	$925	$1,177	75	92
Investment in operating leases	$5,363	$5,113	295	289

Consolidated
Retail loans:
New auto	$28,849	$28,659	1,807	1,832
Used auto	5,130	4,748	370	347
Motorcycle and other	1,261	1,190	217	214
Total retail loans	$35,240	$34,597	2,394	2,393
Securitized retail loans (2)	$9,206	$9,073	730	757
Investment in operating leases	$33,770	$32,606	1,598	1,589

(1)	A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.

(2)
Securitized retail loans represent the portion of total retail loans that have been sold in securitization transactions but continue to be recognized on our balance sheet. Securitized retail loans are included in the amounts for total retail loans. The outstanding securitized units as of March 31, 2019 disclosed in our March 31, 2019 Annual Report on Form 10-K was incorrect due to a clerical error and the corrected units are presented above.

In the United States segment, retail loan acquisition volumes decreased by 8% during the first six months of fiscal year 2020 compared to the same period in fiscal year 2019 primarily due to the decline in sponsored new auto loan acquisition volumes. Lease acquisition volumes increased by 19% during the first six months of fiscal year 2020 compared to the same period in fiscal year 2019 due to the increase in both non-sponsored and sponsored program volumes.
In the Canada segment, retail loan acquisition volumes decreased by 5% during the first six months of fiscal year 2020 compared to the same period in fiscal year 2019 primarily due to the decline in sponsored new auto loan acquisition volumes. Lease acquisition volumes decreased by 2% during the first six months of fiscal year 2020 compared to the same period in fiscal year 2019 due to the decline in sponsored program volumes.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	September 30, 2019	March 31, 2019
United States Segment
Automobile	30%	30%
Motorcycle	98%	97%
Other	17%	20%

Canada Segment
Automobile	35%	35%
Motorcycle	94%	95%
Other	95%	95%

Consolidated
Automobile	31%	31%
Motorcycle	97%	97%
Other	19%	22%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
United States Segment
Automobile	26%	28%	27%	28%
Motorcycle	98%	98%	97%	98%
Other	9%	9%	9%	10%

Canada Segment
Automobile	33%	33%	33%	32%
Motorcycle	95%	92%	92%	92%
Other	96%	96%	96%	96%

Consolidated
Automobile	27%	28%	27%	29%
Motorcycle	97%	97%	97%	97%
Other	11%	11%	13%	14%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	September 30, 2019	March 31, 2019	September 30, 2019	March 31, 2019

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,650	$3,308	97	121
Motorcycle	615	750	80	101
Other	54	59	45	63
Total wholesale flooring loans	$3,319	$4,117	222	285
Commercial loans	$1,024	$1,084

Canada Segment
Wholesale flooring loans:
Automobile	$475	$441	17	17
Motorcycle	75	95	10	13
Other	25	25	23	28
Total wholesale flooring loans	$575	$561	50	58
Commercial loans	$65	$65

Consolidated
Wholesale flooring loans:
Automobile	$3,125	$3,749	114	138
Motorcycle	690	845	90	114
Other	79	84	68	91
Total wholesale flooring loans	$3,894	$4,678	272	343
Commercial loans	$1,089	$1,149

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.
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
The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the three months ended September 30,		As of or for the six months ended September 30,
	2019	2018	2019	2018

	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$198	$177	$194	$173
Provision for credit losses	56	50	104	82
Charge-offs, net of recoveries	(64)	(43)	(108)	(71)
Allowance for credit losses at end of period	$190	$184	$190	$184
Allowance as a percentage of ending receivable balance (1)			0.53%	0.52%
Charge-offs as a percentage of average receivable balance (1), (4)	0.70%	0.49%	0.59%	0.41%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$107	$110
As a percentage of ending receivable balance (1), (2)			0.29%	0.31%
Operating leases:
Early termination loss on operating leases	$36	$38	$59	$54
Revenue reduction / provision for uncollectible operating lease receivables (3)	7	10	13	20
Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$6	$6	7	6
Provision for credit losses	2	2	2	4
Charge-offs, net of recoveries	(1)	(1)	(2)	(3)
Effect of translation adjustment	—	—	—	—
Allowance for credit losses at end of period	$7	$7	$7	$7
Allowance as a percentage of ending receivable balance (1)			0.13%	0.16%
Charge-offs as a percentage of average receivable balance (1), (4)	0.11%	0.12%	0.09%	0.12%
Delinquencies (60 or more days past due):
Delinquent amount (2)			5	6
As a percentage of ending receivable balance (1), (2)			0.12%	0.13%
Operating leases:
Early termination loss on operating leases	$—	$1	$1	$2
Revenue reduction / provision for uncollectible operating lease receivables (3)	—	—	—	—
Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$204	$183	$201	$179
Provision for credit losses	58	52	106	86
Charge-offs, net of recoveries	(65)	(44)	(110)	(74)
Effect of translation adjustment	—	—	—	—
Allowance for credit losses at end of period	$197	$191	$197	$191
Allowance as a percentage of ending receivable balance (1)			0.48%	0.48%
Charge-offs as a percentage of average receivable balance (1), (4)	0.63%	0.45%	0.54%	0.37%
Delinquencies (60 or more days past due):
Delinquent amount (2)			112	116
As a percentage of ending receivable balance (1), (2)			0.27%	0.29%
Operating leases:
Early termination loss on operating leases	$36	$39	$60	$56
Revenue reduction / provision for uncollectible operating lease receivables (3)	7	10	13	20

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

(3)	Provisions for uncollectible operating lease receivables were included in total provision for credit losses in our consolidated statements of income during fiscal year 2019.

(4)	Percentages for the six months ended September 30, 2019 and 2018 have been annualized.
In the United States segment, the provision for credit losses on our finance receivables was $104 million during the first six months of fiscal year 2020 compared to $82 million during the same period in fiscal year 2019. The increase in the provision for credit losses is attributable to the increase in the provision for impaired dealer loans of $10 million and the provision for retail loans of $12 million. Net charge-offs of retail loans during the first six months of fiscal year 2020 increased compared to the same period in fiscal year 2019, which continues the trend of increasing charge-offs that we have been experiencing since fiscal year 2016. The increasing trend in charge-offs was primarily due to the increase in the volume of retail loans with higher loan-to-value ratios and, as a result, higher loss severities. The increasing trend in charge-offs was also the result of higher charge-off frequencies due to the increase in the volume of retail loans in our lower credit grade tiers and used auto loans. As a result of lessor accounting changes that were adopted on April 1, 2019, the uncollectible operating lease receivables were recognized as a reduction to lease revenue rather than recording the losses through the provision for credit losses. See Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements (Unaudited) for additional information. We recognized early termination losses on operating lease assets of $59 million during the first six months of fiscal year 2020 compared to $54 million during the same period in fiscal year 2019. Early termination losses increased due to higher loss severities.
In the Canada segment, the provision for credit losses on our finance receivables was $2 million during the first six months of fiscal year 2020 compared to $4 million during the same period in fiscal year 2019. The decrease in the provision was due to the decline in charge-offs and reduction in the allowance for credit losses to reflect improving credit performance. Early termination losses on operating lease assets was $1 million during the first six months of fiscal year 2020 compared to $2 million during the same period in fiscal year 2019.
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
We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount the carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first six months of fiscal year 2020 or the same period in fiscal year 2019.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	95	81	196	163
Sales through auctions and dealer direct programs (3)	40	44	94	89
Total termination units	135	125	290	252

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	22	15	45	34
Sales through auctions and dealer direct programs (3)	2	1	4	3
Total termination units	24	16	49	37

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	117	96	241	197
Sales through auctions and dealer direct programs (3)	42	45	98	92
Total termination units	159	141	339	289

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.

(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.

(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.
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

The summary of outstanding debt presented in the tables below in this section “—Liquidity and Capital Resources” as of September 30, 2019 and March 31, 2019 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of September 30, 2019 and March 31, 2019, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the reader’s convenience based on the exchange rate on September 30, 2019 of 1.3241 per U.S. dollar. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.
Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate
	September 30, 2019	March 31, 2019	September 30, 2019	March 31, 2019

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,391	$5,029	2.18%	2.67%
Bank loans	3,897	3,896	2.81%	3.30%
Private MTN program	999	999	3.84%	3.84%
Public MTN program	25,336	24,117	2.28%	2.35%
Euro MTN programme	28	868	2.23%	1.89%
Total unsecured debt	34,651	34,909
Secured debt	8,053	7,671	2.45%	2.41%
Total debt	$42,704	$42,580

Canada Segment
Unsecured debt:
Commercial paper	$1,126	$726	1.84%	2.06%
Related party debt	755	749	1.97%	2.18%
Bank loans	1,075	1,066	2.52%	2.62%
Other debt	3,467	3,514	2.54%	2.50%
Total unsecured debt	6,423	6,055
Secured debt	881	1,119	2.47%	2.49%
Total debt	$7,304	$7,174

Consolidated
Unsecured debt:
Commercial paper	$5,517	$5,755	2.11%	2.60%
Related party debt	755	749	1.97%	2.18%
Bank loans	4,972	4,962	2.75%	3.16%
Private MTN program	999	999	3.84%	3.84%
Public MTN program	25,336	24,117	2.28%	2.35%
Euro MTN programme	28	868	2.23%	1.89%
Other debt	3,467	3,514	2.54%	2.50%
Total unsecured debt	41,074	40,964
Secured debt	8,934	8,790	2.45%	2.42%
Total debt	$50,008	$49,754

Commercial Paper
As of September 30, 2019, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.5 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the six months ended September 30, 2019, consolidated commercial paper month-end outstanding principal balances ranged from $4.2 billion to $6.2 billion.
Related Party Debt
HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days.
Bank Loans
During the six months ended September 30, 2019, AHFC and HCFI did not enter into any term loan agreements. As of September 30, 2019, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $38 million to $600 million. As of September 30, 2019, the remaining maturities of all bank loans outstanding ranged from 52 days to approximately 5.0 years. The weighted average remaining maturity on all bank loans was 1.4 years as of September 30, 2019.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of September 30, 2019, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.
Medium Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. As of September 30, 2019, the remaining maturities of Private MTNs outstanding did not exceed 2.0 years. Private MTNs were issued pursuant to the terms of an issuing and paying agency agreement, which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of September 30, 2019, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.
Public MTN Program
AHFC is a well-known seasoned issuer under SEC rules and issues Public MTNs pursuant to a registration statement on Form S-3 filed with the SEC. In August 2019, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs, which includes the issuance of foreign currency denominated notes into international markets. The aggregate principal amount of MTNs offered under this program may be increased from time to time.
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the six months ended September 30, 2019, AHFC issued $1.8 billion aggregate principal amount of U.S. dollar denominated floating rate MTNs and $2.8 billion aggregate principal amount of U.S. dollar denominated fixed rate notes, with original maturities between 12 months and 5.0 years. The weighted average remaining maturities of all Public MTNs was 2.4 years as of September 30, 2019.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of September 30, 2019, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2019, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.
The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	September 30, 2019	March 31, 2019

	(U.S. dollars in millions)
U.S. dollar	$22,557	$21,210
Euro	3,042	3,969
Sterling	736	778
Japanese yen	28	27
Total	$26,363	$25,984
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the six months ended September 30, 2019, HCFI entered into one private placement transaction for C$500 million ($378 million). As of September 30, 2019, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 200 days to approximately 5.6 years. The weighted average remaining maturities of these notes was 3.0 years as of September 30, 2019.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2019, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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
During the six months ended September 30, 2019, we issued notes through asset-backed securitizations totaling $2.8 billion, which were secured by consumer finance receivables with an initial principal balance of $3.0 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $3.5 billion 364-day credit agreement, which expires on February 28, 2020, a $2.1 billion credit agreement, which expires on March 3, 2021, and a $1.4 billion credit agreement, which expires on March 3, 2023. As of September 30, 2019, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$1.6 billion ($1.2 billion) credit agreement which provides that HCFI may borrow up to C$800 million ($604 million) on a one-year revolving basis and up to C$800 million ($604 million) on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 25, 2020 and the five-year tranche of the credit agreement expires on March 25, 2024. As of September 30, 2019, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of September 30, 2019, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of September 30, 2019, no amounts were drawn upon under these agreements. These agreements expire in September 2020. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $17 million and $5 million during the three months ended September 30, 2019 and 2018, respectively, and $34 million and $11 million during the six months ended September 30, 2019 and 2018, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of September 30, 2019, AHFC and its consolidated subsidiaries had $59.3 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $16.8 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.
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

Contractual Obligations
The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending September 30,
	Total	2020	2021	2022	2023	2024	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$41,154	$15,980	$8,118	$6,817	$4,713	$4,148	$1,378
Secured debt obligations (1)	8,948	4,673	2,816	1,253	206	—	—
Interest payments on debt (2)	2,352	955	589	365	228	118	97
Operating lease obligations	66	10	10	9	8	8	21
Total	$52,520	$21,618	$11,533	$8,444	$5,155	$4,274	$1,496

(1)
Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of September 30, 2019.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of September 30, 2019.
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
Sensitivity Analysis
If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve-month period ended September 30, 2019, our provision for credit losses would have increased by approximately $42 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve-month period ended September 30, 2019, we would have recognized an additional $22 million in early termination losses in our consolidated statement of income during the period.
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

Sensitivity Analysis
If future estimated auction values for all outstanding operating leases as of September 30, 2019 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $75 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $15 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of September 30, 2019. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2019, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.5(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.

4.6(6)	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.7	Form of Fixed Rate Medium-Term Note, Series A(7) and Form of Floating Rate Medium-Term Note, Series A (8).
31.1(9)	Certification of Principal Executive Officer
31.2(9)	Certification of Principal Financial Officer
32.1(10)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(10)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(9)	XBRL Instance Document
101.SCH(9)	XBRL Taxonomy Extension Schema Document
101.CAL(9)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(9)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(9)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(9)	XBRL Taxonomy Extension Definition Linkbase Document

1.	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.

2.	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.

3.	Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.

4.	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.

5.	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.

6.	Incorporated herein by reference to Exhibit number 4.6 filed with our quarterly report on Form 10-Q, dated February 8, 2018.

7.	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated August 8, 2019.

8.	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 8, 2019.

9.	Filed herewith.

10.	Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 12, 2019

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)