Form 10-Q
period 2019-12-31
AMERICAN HONDA FINANCE CORP
filed 2020-02-10
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of January 31, 2020, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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
For the quarter ended December 31, 2019

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

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share amounts)

	December 31, 2019	March 31, 2019
Assets
Cash and cash equivalents	$837	$795
Finance receivables, net	40,495	40,424
Investment in operating leases, net	34,436	32,606
Due from Parent and affiliated companies	125	162
Income taxes receivable	336	228
Other assets	1,302	1,369
Derivative instruments	399	380
Total assets	$77,930	$75,964
Liabilities and Equity
Debt	$50,640	$49,754
Due to Parent and affiliated companies	104	106
Income taxes payable	285	152
Deferred income taxes	6,681	6,399
Other liabilities	1,765	1,717
Derivative instruments	441	568
Total liabilities	59,916	58,696
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of December 31, 2019 and March 31, 2019	1,366	1,366
Retained earnings	15,691	15,088
Accumulated other comprehensive loss	(89)	(118)
Total shareholder’s equity	16,968	16,336
Noncontrolling interest in subsidiary	1,046	932
Total equity	18,014	17,268
Total liabilities and equity	$77,930	$75,964

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	December 31, 2019	March 31, 2019
Finance receivables, net	$9,436	$9,073
Investment in operating leases, net	558	—
Other assets	616	600
Total assets	$10,610	$9,673
Secured debt	$9,608	$8,790
Other liabilities	10	8
Total liabilities	$9,618	$8,798

 See accompanying Notes to Consolidated Financial Statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Revenues:
Retail	$438	$415	$1,314	$1,192
Dealer	52	59	174	169
Operating leases	1,952	1,826	5,782	5,391
Total revenues	2,442	2,300	7,270	6,752
Leased vehicle expenses	1,463	1,352	4,264	3,994
Interest expense	307	303	947	870
Net revenues	672	645	2,059	1,888
Other income, net	24	19	67	51
Total net revenues	696	664	2,126	1,939
Expenses:
General and administrative expenses	124	109	369	338
Provision for credit losses	65	75	171	181
Early termination loss on operating leases	37	22	97	78
(Gain)/Loss on derivative instruments	(76)	106	129	416
(Gain)/Loss on foreign currency revaluation of debt	145	(63)	(1)	(337)
Total expenses	295	249	765	676
Income before income taxes	401	415	1,361	1,263
Income tax expense	106	67	379	320
Net income	295	348	982	943
Less: Net income attributable to noncontrolling interest	27	22	87	74
Net income attributable to American Honda Finance Corporation	$268	$326	$895	$869
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Net income	$295	$348	$982	$943
Other comprehensive income:
Foreign currency translation adjustment	41	(103)	56	(103)
Comprehensive income	336	245	1,038	840
Less: Comprehensive income/(loss) attributable to noncontrolling interest	47	(27)	114	25
Comprehensive income attributable to American Honda Finance Corporation	$289	$272	$924	$815

See accompanying Notes to Consolidated Financial Statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2018	$16,596	$14,449	$(85)	$1,366	$866
Net income	943	869	—	—	74
Other comprehensive loss	(103)	—	(54)	—	(49)
Dividends declared	(235)	(235)	—	—	—
Balance at December 31, 2018	$17,201	$15,083	$(139)	$1,366	$891

Balance at March 31, 2019	$17,268	$15,088	$(118)	$1,366	$932
Net income	982	895	—	—	87
Other comprehensive income	56	—	29	—	27
Dividends declared	(292)	(292)	—	—	—
Balance at December 31, 2019	$18,014	$15,691	$(89)	$1,366	$1,046

See accompanying Notes to Consolidated Financial Statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Nine months ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$982	$943
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	60	81
Provision for credit losses	171	181
Early termination loss on operating leases	97	78
Depreciation on leased vehicles	4,275	4,112
Accretion of unearned subsidy income	(1,255)	(1,210)
Amortization of deferred dealer participation and other deferred costs	272	252
Gain on disposition of leased vehicles	(113)	(118)
Deferred income taxes	273	214
Changes in operating assets and liabilities:
Income taxes receivable/payable	25	35
Other assets	60	(31)
Accrued interest/discounts on debt	37	51
Other liabilities	(31)	61
Due to/from Parent and affiliated companies	35	16
Net cash provided by operating activities	4,888	4,665
Cash flows from investing activities:
Finance receivables acquired	(13,678)	(14,368)
Principal collected on finance receivables	13,024	12,007
Net change in wholesale loans	556	150
Purchase of operating lease vehicles	(14,020)	(11,966)
Disposal of operating lease vehicles	8,184	6,991
Cash received for unearned subsidy income	913	1,490
Other investing activities, net	(4)	(4)
Net cash used in investing activities	(5,025)	(5,700)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Nine months ended December 31,
	2019	2018
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$24,449	$23,289
Paydown of commercial paper	(24,361)	(22,254)
Proceeds from issuance of short-term debt	300	1,100
Paydown of short-term debt	(1,100)	(300)
Proceeds from issuance of related party debt	2,337	2,984
Paydown of related party debt	(2,526)	(3,293)
Proceeds from issuance of medium term notes and other debt	5,911	5,365
Paydown of medium term notes and other debt	(5,303)	(5,492)
Proceeds from issuance of secured debt	4,692	3,514
Paydown of secured debt	(3,916)	(3,493)
Dividends paid	(292)	(235)
Net cash provided by financing activities	191	1,185
Effect of exchange rate changes on cash and cash equivalents	2	(8)
Net increase in cash and cash equivalents	56	142
Cash and cash equivalents and restricted cash at beginning of period	1,383	1,226
Cash and cash equivalents and restricted cash at end of period	$1,439	$1,368
Supplemental disclosures of cash flow information:
Interest paid	$689	$594
Income taxes paid	$61	$39

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	December 31,
	2019	2018
Cash and cash equivalents	$837	$811
Restricted cash included in other assets (1)	602	557
Total	$1,439	$1,368
---------------------------------------------------------

(1)	Restricted cash balances relate primarily to securitization arrangements (Note 9).

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses. The Company is finalizing accounting policy elections and refining its models and methodologies used to estimate the allowance for credit losses to meet the requirements of the new standard. The Company will adopt the new standard and the related amendments effective April 1, 2020, with a cumulative-effect adjustment to opening retained earnings, net of tax, in the period of adoption. The Company's allowance for credit losses is expected to increase upon adoption of this standard. The magnitude of the increase will depend on the composition and seasoning of the loan portfolio, existing and forecasted economic conditions, and other management judgments at the date of adoption. Based on the portfolio balances and forecasted economic conditions as of December 31, 2019, the total allowance for credit losses is expected to increase by approximately 60%, primarily for retail loans.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments modify the disclosure requirements on fair value measurements in Topic 820, based on FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. Certain disclosure requirements were removed, modified and added in Topic 820. This standard is not expected to have an impact on the consolidated financial statements. The Company will adopt the new guidance effective April 1, 2020.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company is currently assessing the impact of this standard on the consolidated financial statements. The Company plans to adopt the new guidance effective April 1, 2021.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(2) Finance Receivables
Finance receivables consisted of the following:

	December 31, 2019
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$35,924	$5,169	$41,093
Allowance for credit losses	(199)	—	(199)
Deferred dealer participation and other deferred costs	451	—	451
Unearned subsidy income	(850)	—	(850)
Finance receivables, net	$35,326	$5,169	$40,495

	March 31, 2019
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$35,457	$5,835	$41,292
Allowance for credit losses	(193)	(8)	(201)
Deferred dealer participation and other deferred costs	431	—	431
Unearned subsidy income	(1,098)	—	(1,098)
Finance receivables, net	$34,597	$5,827	$40,424

Finance receivables include retail loans with a net carrying amount of $9.4 billion and $9.1 billion as of December 31, 2019 and March 31, 2019, respectively, which have been transferred to bankruptcy-remote special purpose entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.
Credit Quality of Finance Receivables
Credit losses are an expected cost of extending credit. The majority of our credit risk is with consumer financing and to a lesser extent with dealer financing. Credit risk on consumer finance receivables can be affected by general economic conditions. Adverse changes such as a rise in unemployment can increase the likelihood of defaults. Declines in used vehicle prices can reduce the amount of recoveries on repossessed collateral. Credit risk on dealer loans is affected primarily by the financial strength of the dealers within the portfolio, the value of collateral securing the financings, and economic and market factors that could affect the creditworthiness of dealers. Exposure to credit risk is managed through regular monitoring and adjusting of underwriting standards, pricing of contracts for expected losses, focusing collection efforts to minimize losses, and ongoing reviews of the financial condition of dealers.
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
Consumer finance receivables in the retail loan segment are collectively evaluated for impairment. Delinquencies and losses are monitored on an ongoing basis and the Company's historical experience provides the primary basis for estimating the allowance. Management utilizes various methodologies when estimating the allowance for credit losses, including models which incorporate vintage loss and delinquency migration analysis. These models take into consideration attributes of the portfolio including loan-to-value ratios, internal and external credit scores, collateral types, and loan terms. Market and economic factors such as used vehicle prices, unemployment, and consumer debt service burdens are also incorporated into these models.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Dealer loans are individually evaluated for impairment when specifically identified as impaired. Dealer loans are considered impaired when it is probable that the Company will be unable to collect the amounts due according to the terms of the applicable contract. The Company’s determination of whether dealer loans are impaired is based on evaluations of the dealership's payment history, financial condition, ability to perform under the terms of the loan agreements, and collateral values as applicable. Dealer loans that have not been specifically identified as impaired are collectively evaluated for impairment.
There were no modifications to the terms of dealer loan contracts that constituted troubled debt restructurings during the nine months ended December 31, 2019 and 2018.
The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the nine months ended December 31, 2019 and 2018. The Company does allow payment deferrals on consumer finance receivables. However, these payment deferrals are not treated as troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and nine months ended December 31, 2019
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance, October 1, 2019	$197	$—	$197
Provision	65	—	65
Charge-offs	(86)	—	(86)
Recoveries	23	—	23
Effect of translation adjustment	—	—	—
Ending balance, December 31, 2019	$199	$—	$199

Beginning balance, April 1, 2019	$193	$8	$201
Provision	162	9	171
Charge-offs	(230)	(17)	(247)
Recoveries	74	—	74
Effect of translation adjustment	—	—	—
Ending balance, December 31, 2019	$199	$—	$199

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	199	—	199
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$4	$4
Collectively evaluated for impairment	35,525	5,165	40,690

	Three and nine months ended December 31, 2018
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance, October 1, 2018	$191	$—	$191
Provision	56	8	64
Charge-offs	(80)	—	(80)
Recoveries	21	—	21
Effect of translation adjustment	—	—	—
Ending balance, December 31, 2018	$188	$8	$196

Beginning balance, April 1, 2018	$179	$—	$179
Provision	143	7	150
Charge-offs	(200)	—	(200)
Recoveries	66	1	67
Effect of translation adjustment	—	—	—
Ending balance, December 31, 2018	$188	$8	$196

Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$8	$8
Collectively evaluated for impairment	188	—	188
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$178	$178
Collectively evaluated for impairment	34,252	5,273	39,525

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Delinquencies
The following is an aging analysis of past due finance receivables:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
December 31, 2019
Retail loans:
New auto	$284	$71	$19	$374	$28,635	$29,009
Used and certified auto	106	27	6	139	5,100	5,239
Motorcycle and other	16	6	4	26	1,251	1,277
Total retail	406	104	29	539	34,986	35,525
Dealer loans:
Wholesale flooring	1	—	—	1	4,128	4,129
Commercial loans	—	—	—	—	1,040	1,040
Total dealer loans	1	—	—	1	5,168	5,169
Total finance receivables	$407	$104	$29	$540	$40,154	$40,694

March 31, 2019
Retail loans:
New auto	$214	$41	$10	$265	$28,521	$28,786
Used and certified auto	70	14	4	88	4,712	4,800
Motorcycle and other	12	3	2	17	1,187	1,204
Total retail	296	58	16	370	34,420	34,790
Dealer loans:
Wholesale flooring	1	—	17	18	4,668	4,686
Commercial loans	51	—	17	68	1,081	1,149
Total dealer loans	52	—	34	86	5,749	5,835
Total finance receivables	$348	$58	$50	$456	$40,169	$40,625

Credit Quality Indicators
Retail Loan Segment
The Company utilizes proprietary credit scoring systems to evaluate the credit risk of applicants for retail loans. These systems assign internal credit scores based on various factors, including the applicant’s credit bureau information and contract terms. The internal credit score provides the primary basis for credit decisions when acquiring retail loan contracts. Internal credit scores are determined only at the time of origination and are not reassessed during the life of the contract.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Retail new auto loans	Retail used and certified auto loans	Retail motorcycle and other loans	Total consumer finance receivables

	(U.S. dollars in millions)
December 31, 2019
Performing	$28,919	$5,206	$1,267	$35,392
Nonperforming	90	33	10	133
Total	$29,009	$5,239	$1,277	$35,525

March 31, 2019
Performing	$28,735	$4,782	$1,199	$34,716
Nonperforming	51	18	5	74
Total	$28,786	$4,800	$1,204	$34,790

Dealer Loan Portfolio Segment
The Company utilizes an internal risk rating system to evaluate dealer credit risk. Dealerships are assigned an internal risk rating based on an assessment of their financial condition and other factors. Factors including liquidity, financial strength, management effectiveness, and operating efficiency, are evaluated when assessing their financial condition. Financing limits and interest rates are based upon these risk ratings. Monitoring activities including financial reviews and inventory inspections are performed more frequently for dealerships with weaker risk ratings. The financial conditions of dealerships are reviewed and their risk ratings are updated at least annually.
The Company’s outstanding portfolio of dealer loans has been divided into two groups in the table below. Group A includes the loans of dealerships with the strongest internal risk rating. Group B includes the loans of all remaining dealers.

	December 31, 2019			March 31, 2019
	Wholesale flooring	Commercial loans	Total	Wholesale flooring	Commercial loans	Total

	(U.S. dollars in millions)
Group A	$2,631	$784	$3,415	$3,121	$823	$3,944
Group B	1,498	256	1,754	1,565	326	1,891
Total	$4,129	$1,040	$5,169	$4,686	$1,149	$5,835

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(3) Investment in Operating Leases
Investment in operating leases consisted of the following:

	December 31, 2019	March 31, 2019

	(U.S. dollars in millions)
Operating lease vehicles	$44,113	$42,427
Accumulated depreciation	(8,206)	(8,262)
Deferred dealer participation and initial direct costs	133	119
Unearned subsidy income	(1,484)	(1,563)
Estimated early termination losses	(120)	(115)
Investment in operating leases, net	$34,436	$32,606

Operating lease revenue consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018

	(U.S. dollars in millions)
Lease payments	$1,697	$1,607	$5,003	$4,760
Subsidy income and dealer rate participation, net (1)	241	219	732	631
Reimbursed lessor costs (2)	14	—	47	—
Total operating lease revenue, net	$1,952	$1,826	$5,782	$5,391

(1)	Includes amortization of initial direct costs during the three and nine months ended December 31, 2018.

(2)	Reimbursed lessor costs were presented net during the three and nine months ended December 31, 2018.

Leased vehicle expenses consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018

	(U.S. dollars in millions)
Depreciation expense	$1,448	$1,376	$4,275	$4,112
Initial direct costs and other lessor costs (1)	32	—	102	—
Gain on disposition of leased vehicles (2)	(17)	(24)	(113)	(118)
Total leased vehicle expenses, net	$1,463	$1,352	$4,264	$3,994

(1)	Amortization of initial direct costs was presented as a reduction to lease revenue and reimbursed lessor costs were presented net during the three and nine months ended December 31, 2018.

(2)
Included in the gain on disposition of leased vehicles are end of term charges of $12 million for both the three months ended December 31, 2019 and 2018, and $58 million and $52 million for the nine months ended December 31, 2019 and 2018, respectively.

Investment in operating leases includes lease assets with a net carrying amount of $558 million as of December 31, 2019, which have been transferred to SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These investments in operating leases are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Contractual operating lease payments due as of December 31, 2019 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve month periods ending December 31,	(U.S. dollars in millions)

2020	$5,935
2021	4,143
2022	1,684
2023	292
2024	65
Total	$12,119

The Company recognized early termination losses due to lessee defaults of $37 million and $22 million during the three months ended December 31, 2019 and 2018, respectively, and $97 million and $78 million, during the nine months ended December 31, 2019 and 2018, respectively. Actual net losses realized totaled $37 million and $26 million for the three months ended December 31, 2019 and 2018, respectively, and $93 million and $62 million for the nine months ended December 31, 2019 and 2018, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $9 million and $22 million during the three and nine months ended December 31, 2019, respectively. The general allowance for uncollectible operating lease receivables was recorded through a provision for credit losses of $11 million and $31 million during the three and nine months ended December 31, 2018, respectively.
No impairment losses due to declines in estimated residual values were recognized during the three and nine months ended December 31, 2019 and 2018.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(4) Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate		Contractual interest rate ranges
	December 31, 2019	March 31, 2019	December 31, 2019	March 31, 2019	December 31, 2019	March 31, 2019

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,865	$5,755	1.84%	2.60%	1.70 - 2.07%	1.79 - 2.71%
Related party debt	577	749	1.99%	2.18%	1.97 - 2.06%	2.02 - 2.31%
Bank loans	4,394	4,962	2.62%	3.16%	2.28 - 2.85%	2.35 - 3.50%
Private MTN program	999	999	3.84%	3.84%	3.80 - 3.88%	3.80 - 3.88%
Public MTN program	25,634	24,117	2.20%	2.35%	0.35 - 3.63%	0.35 - 3.63%
Euro MTN programme	28	868	2.23%	1.89%	2.23 - 2.23%	1.88 - 2.23%
Other debt	3,535	3,514	2.55%	2.50%	1.82 - 3.44%	1.63 - 3.44%
Total unsecured debt	41,032	40,964
Secured debt	9,608	8,790	2.39%	2.42%	1.21 - 3.30%	1.16 - 3.30%
Total debt	$50,640	$49,754

As of December 31, 2019, the outstanding principal balance of long-term debt with floating interest rates totaled $12.4 billion, long-term debt with fixed interest rates totaled $31.0 billion, and short-term debt totaled $7.4 billion. As of March 31, 2019, the outstanding principal balance of long-term debt with floating interest rates totaled $12.5 billion, long-term debt with fixed interest rates totaled $29.2 billion, and short-term debt totaled $8.1 billion.
Commercial Paper
As of December 31, 2019 and March 31, 2019, the Company had commercial paper programs that provide the Company with available funds of up to $8.5 billion, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $5.6 billion and $5.5 billion during the nine months ended December 31, 2019 and 2018, respectively. The maximum balance outstanding at any month-end during both the nine months ended December 31, 2019 and 2018 was $6.2 billion.
Related Party Debt
HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. HCFI incurred interest expense on these notes totaling $3 million and $4 million for the three months ended December 31, 2019 and 2018, respectively, and $11 million and $12 million for the nine months ended December 31, 2019 and 2018, respectively.

Bank Loans
Outstanding bank loans at December 31, 2019 were either short-term or long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of December 31, 2019 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.
Medium Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of December 31, 2019 were long-term, with fixed interest rates, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Public MTN Program
In August 2019, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of December 31, 2019 were either long-term or short-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program as of December 31, 2019. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of December 31, 2019 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of December 31, 2019 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans and operating leases. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 28, 2020, a $2.1 billion credit agreement, which expires on March 3, 2021, and a $1.4 billion credit agreement, which expires on March 3, 2023. As of December 31, 2019, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.2 billion syndicated bank credit facility which provides that HCFI may borrow up to $616 million on a one-year revolving basis and up to $616 million on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 25, 2020 and the five-year tranche of the credit agreement expires on March 25, 2024. As of December 31, 2019, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of December 31, 2019, no amounts were drawn upon under these agreements. These agreements expire in September 2020. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(5) Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 13 regarding the valuation of derivative instruments.

	December 31, 2019			March 31, 2019
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$59,380	$303	$343	$58,132	$308	$307
Cross currency swaps	4,001	96	98	5,002	72	261
Gross derivative assets/liabilities		399	441		380	568
Counterparty netting adjustment and collateral		(324)	(318)		(313)	(318)
Net derivative assets/liabilities		$75	$123		$67	$250

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018

	(U.S. dollars in millions)
Interest rate swaps	$(17)	$(25)	$(62)	$(5)
Cross currency swaps	93	(81)	(67)	(411)
Total gain/(loss) on derivative instruments	$76	$(106)	$(129)	$(416)

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(6) Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended December 31,		Nine months ended December 31,
Income Statement	2019	2018	2019	2018

	(U.S. dollars in millions)
Revenue:
Subsidy income	$404	$414	$1,249	$1,204
Interest expense:
Related party debt	3	4	11	12
Other income, net:
VSC administration fees	27	28	82	82
Support Service Fee	(9)	(9)	(27)	(26)
General and administrative expenses:
Support Compensation Agreement fees	17	6	51	17
Benefit plan expenses	2	3	7	8
Shared services	17	13	52	50

Balance Sheet	December 31, 2019	March 31, 2019

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(842)	$(1,091)
Investment in operating leases, net:
Unearned subsidy income	(1,481)	(1,559)
Due from Parent and affiliated companies	125	162
Liabilities:
Debt:
Related party debt	$577	$749
Due to Parent and affiliated companies	104	106
Accrued interest expense:
Related party debt	2	3
Other liabilities:
VSC unearned administrative fees	372	387
Accrued benefit expenses	67	65

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Other
AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During both the three months ended December 31, 2019 and 2018, the Company recognized $3 million, and during the nine months ended December 31, 2019, and 2018, the Company recognized $9 million and $12 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.
The majority of the amounts due from the Parent and affiliated companies at December 31, 2019 and March 31, 2019 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at December 31, 2019 and March 31, 2019 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
In August 2019, AHFC declared and paid a cash dividend of $292 million to its parent, AHM.

(7) Income Taxes
The Company's effective tax rate was 26.4% and 16.1%, for the three months ended December 31, 2019 and 2018, respectively, and 27.8% and 25.3% for the nine months ended December 31, 2019 and 2018, respectively. The increase in the effective tax rate for the three and nine months ended December 31, 2019 was primarily due to non-recurring adjustments recorded in fiscal year 2019 related to the U.S. tax reform, including the Transition Tax, as well as a reduction in tax credits in fiscal year 2020 compared to fiscal year 2019.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At December 31, 2019, $1.0 billion of accumulated undistributed earnings of HCFI are intended to be so reinvested. If the undistributed earnings as of December 31, 2019 were to be distributed, the tax liability associated with these earnings would be $62 million.
During the quarter ended December 31, 2019, the Company reduced previously unrecognized tax benefits as a result of a change in tax accounting method filed with the Internal Revenue Service. This reduction had no material net impact on the Company's total tax expense for the period. The Company does not expect any material changes in the amounts of unrecognized tax benefits during the remainder of the fiscal year ending March 31, 2020.
As of December 31, 2019, the Company has open tax years either currently subject to examination or eligible for potential future examination by U.S. federal and state tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2018. The Company’s Canadian subsidiary, HCFI, has open tax years either currently subject to examination or eligible for potential future examination for returns filed for the taxable years ended March 31, 2013 through 2019 federally, and returns filed for the taxable years ended March 31, 2009 through 2019 provincially. The Company believes an appropriate provision has been made for all outstanding issues for all open years.

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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At December 31, 2019, maturities of operating lease liabilities were as follows:

Twelve month periods ending December 31,	(U.S. dollars in millions)

2020	$10
2021	10
2022	9
2023	8
2024	7
Thereafter	20
Total undiscounted future lease obligations	64
Less: imputed interest	(7)
Operating lease liabilities	$57

Rent expense under operating leases was $3 million for the three months ended December 31, 2019 and $8 million for the nine months ended December 31, 2019. Rent expense is included within general and administrative expenses.
As of December 31, 2019, the weighted average remaining lease term for operating leases was 7.2 years and the weighted average remaining discount rate for operating leases was 3.04%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $381 million as of December 31, 2019. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $20 million as of December 31, 2019.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company is involved, in the ordinary course of business, in various legal proceedings including claims of individual customers and purported class action lawsuits. Certain of these actions are similar to suits filed against other financial institutions and captive finance companies. Most of these proceedings concern customer allegations of wrongful repossession or defamation of credit. The Company is also subject to governmental reviews and inquiries from time to time. The Company has received two Civil Investigative Demands from the U.S. Department of Justice (DOJ) relating to financing of motor vehicles by servicemembers under the Servicemembers Civil Relief Act. The Company is cooperating with the DOJ and is responding to their information requests. Based on available information and established accruals, management does not believe it is reasonably possible that the results of these proceedings, in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements.

(9) Securitizations and Variable Interest Entities (VIE)
The Company utilizes SPEs for its asset-backed securitizations and these SPEs are considered VIEs, which are required to be consolidated by their primary beneficiary. The Company is considered to be the primary beneficiary of these SPEs due to (i) the power to direct the activities of the SPEs that most significantly impact the SPEs’ economic performance through the Company's role as servicer, and (ii) the obligation to absorb losses or the right to receive residual returns that could potentially be significant to the SPEs through the subordinated certificates and residual interest retained. The debt securities issued by the SPEs to third-party investors along with the assets of the SPEs are included in the Company’s consolidated financial statements.
During the nine months ended December 31, 2019 and 2018, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $4.7 billion and $3.5 billion, respectively. The notes were secured by assets with an initial balance of $5.2 billion and $4.3 billion, respectively.
The table below presents the carrying amounts of assets and liabilities of consolidated SPEs as they are reported in the Company’s consolidated balance sheets. All amounts exclude intercompany balances, which have been eliminated upon consolidation. Investors in notes issued by a SPE only have recourse to the assets of such SPE and do not have recourse to the assets of AHFC, HCFI, or its other subsidiaries or to other SPEs. The assets of SPEs are the only source of funds for repayment on the notes.

	December 31, 2019

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,436	$601	$14	$9,153	$8
Operating lease securitizations	558	1	—	455	2
Total	$9,994	$602	$14	$9,608	$10

	March 31, 2019

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,073	$588	$12	$8,790	$8
Operating lease securitizations	—	—	—	—	—
Total	$9,073	$588	$12	$8,790	$8

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of December 31, 2019 and March 31, 2019, AHFC and HCFI had combined cash collections of $493 million and $496 million, respectively, which were required to be remitted to the SPEs.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(10) Other Assets
Other assets consisted of the following:

	December 31, 2019	March 31, 2019

	(U.S. dollars in millions)
Interest receivable and other assets	$110	$106
Vehicles held for disposition	195	252
Other receivables	138	175
Deferred expense	110	115
Software, net of accumulated amortization of $162 and $154 as of December 31, 2019 and March 31, 2019, respectively	24	29
Property and equipment, net of accumulated depreciation of $22 and $21 as of December 31, 2019 and March 31, 2019, respectively	5	6
Restricted cash	602	588
Operating lease assets	50	—
Like-kind exchange assets	49	73
Other miscellaneous assets	19	25
Total	$1,302	$1,369

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from 3 to 5 years. General and administrative expenses include depreciation and amortization expense of $2 million and $3 million for the three months ended December 31, 2019 and 2018, and $8 million and $9 million for the nine months ended December 31, 2019 and 2018, respectively.

(11) Other Liabilities
Other liabilities consisted of the following:

	December 31, 2019	March 31, 2019

	(U.S. dollars in millions)
Dealer payables	$159	$241
Accrued interest expense	190	150
Accounts payable and accrued expenses	401	399
Lease security deposits	91	85
VSC unearned administrative fees (Note 6)	372	387
Unearned income, operating leases	368	352
Operating lease liabilities	57	—
Uncertain tax positions	109	89
Other liabilities	18	14
Total	$1,765	$1,717

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(12) Other Income, net
Other income consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018

	(U.S. dollars in millions)
VSC administration (Note 6)	$27	$28	$82	$82
Other, net	(3)	(9)	(15)	(31)
Total	$24	$19	$67	$51

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$303	$—	$303
Cross currency swaps	—	96	—	96
Total assets	$—	$399	$—	$399
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$343	$—	$343
Cross currency swaps	—	98	—	98
Total liabilities	$—	$441	$—	$441

	March 31, 2019
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$308	$—	$308
Cross currency swaps	—	72	—	72
Total assets	$—	$380	$—	$380
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$307	$—	$307
Cross currency swaps	—	261	—	261
Total liabilities	$—	$568	$—	$568

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the nine months ended December 31, 2019 and 2018. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
December 31, 2019
Vehicles held for disposition	$—	$—	$138	$138	$32
December 31, 2018
Vehicles held for disposition	$—	$—	$156	$156	$32

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2019
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$837	$837	$—	$—	$837
Dealer loans, net	5,169	—	—	4,960	4,960
Retail loans, net	35,326	—	—	35,801	35,801
Restricted cash	602	602	—	—	602
Liabilities:
Commercial paper	$5,865	$—	$5,865	$—	$5,865
Related party debt	577	—	577	—	577
Bank loans	4,394	—	4,428	—	4,428
Medium term note programs	26,661	—	27,025	—	27,025
Other debt	3,535	—	3,578	—	3,578
Secured debt	9,608	—	9,659	—	9,659

	March 31, 2019
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$795	$795	$—	$—	$795
Dealer loans, net	5,827	—	—	5,611	5,611
Retail loans, net	34,569	—	—	34,857	34,857
Restricted cash	588	588	—	—	588
Liabilities:
Commercial paper	$5,755	$—	$5,755	$—	$5,755
Related party debt	749	—	749	—	749
Bank loans	4,962	—	5,000	—	5,000
Medium term note programs	25,984	—	26,130	—	26,130
Other debt	3,514	—	3,535	—	3,535
Secured debt	8,790	—	8,799	—	8,799

Fair value information presented in the tables above is based on information available at December 31, 2019 and March 31, 2019. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the three and nine months ended December 31, 2019 and 2018 is summarized in the following tables:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended December 31, 2019
Revenues:
Retail	$386	$52	$—	$438
Dealer	46	6	—	52
Operating leases	1,609	343	—	1,952
Total revenues	2,041	401	—	2,442
Leased vehicle expenses	1,199	264	—	1,463
Interest expenses	262	45	—	307
Realized (gains)/losses on derivatives and foreign currency denominated debt	33	—	(33)	—
Net revenues	547	92	33	672
Other income	21	3	—	24
Total net revenues	568	95	33	696
Expenses:
General and administrative expenses	110	14	—	124
Provision for credit losses	63	2	—	65
Early termination loss on operating leases	37	—	—	37
(Gain)/Loss on derivative instruments	—	—	(76)	(76)
(Gain)/Loss on foreign currency revaluation of debt	—	—	145	145
Income before income taxes	$358	$79	$(36)	$401

Nine months ended December 31, 2019
Revenues:
Retail	$1,158	$156	$—	$1,314
Dealer	156	18	—	174
Operating leases	4,769	1,013	—	5,782
Total revenues	6,083	1,187	—	7,270
Leased vehicle expenses	3,493	771	—	4,264
Interest expenses	812	135	—	947
Realized (gains)/losses on derivatives and foreign currency denominated debt	71	(3)	(68)	—
Net revenues	1,707	284	68	2,059
Other income	58	9	—	67
Total net revenues	1,765	293	68	2,126
Expenses:
General and administrative expenses	325	44	—	369
Provision for credit losses	167	4	—	171
Early termination loss on operating leases	96	1	—	97
(Gain)/Loss on derivative instruments	—	—	129	129
(Gain)/Loss on foreign currency revaluation of debt	—	—	(1)	(1)
Income before income taxes	$1,177	$244	$(60)	$1,361

December 31, 2019
Finance receivables, net	$35,980	$4,515	$—	$40,495
Investment in operating leases, net	28,914	5,522	—	34,436
Total assets	67,762	10,168	—	77,930

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended December 31, 2018
Revenues:
Retail	$363	$52	$—	$415
Dealer	54	5	—	59
Operating leases	1,507	319	—	1,826
Total revenues	1,924	376	—	2,300
Leased vehicle expenses	1,104	248	—	1,352
Interest expense	258	45	—	303
Realized (gains)/losses on derivatives and foreign currency denominated debt	9	(5)	(4)	—
Net revenues	553	88	4	645
Other income	18	1	—	19
Total net revenues	571	89	4	664
Expenses:
General and administrative expenses	97	12	—	109
Provision for credit losses	74	1	—	75
Early termination loss on operating leases	21	1	—	22
(Gain)/Loss on derivative instruments	—	—	106	106
(Gain)/Loss on foreign currency revaluation of debt	—	—	(63)	(63)
Income before income taxes	$379	$75	$(39)	$415

Nine months ended December 31, 2018
Revenues:
Retail	$1,035	$157	$—	$1,192
Dealer	154	15	—	169
Operating leases	4,460	931	—	5,391
Total revenues	5,649	1,103	—	6,752
Leased vehicle expenses	3,272	722	—	3,994
Interest expense	742	128	—	870
Realized (gains)/losses on derivatives and foreign currency denominated debt	9	(12)	3	—
Net revenues	1,626	265	(3)	1,888
Other income	45	6	—	51
Total net revenues	1,671	271	(3)	1,939
Expenses:
General and administrative expenses	299	39	—	338
Provision for credit losses	176	5	—	181
Early termination loss on operating leases	75	3	—	78
(Gain)/Loss on derivative instruments	—	—	416	416
(Gain)/Loss on foreign currency revaluation of debt	—	—	(337)	(337)
Income before income taxes	$1,121	$224	$(82)	$1,263

December 31, 2018
Finance receivables, net	$35,201	$4,303	$—	$39,504
Investment in operating leases, net	27,189	5,004	—	32,193
Total assets	64,900	9,469	—	74,369

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

Results of Operations
The following table presents our income before income taxes:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018

	(U.S. dollars in millions)
Income before income taxes:
United States segment	$321	$352	$1,113	$1,051
Canada segment	80	63	248	212
Total income before income taxes	$401	$415	$1,361	$1,263
Comparison of the Three Months Ended December 31, 2019 and 2018
Our consolidated income before income taxes was $401 million during the third quarter of fiscal year 2020 compared to $415 million during the same period in fiscal year 2019. This decrease of $14 million, or 3%, was due to the following differences:

	Three months ended December 31,
	2019	2018	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$438	$415	$23	6%
Dealer	52	59	(7)	(12)%
Operating lease, net of leased vehicle expenses	489	474	15	3%
Interest expense	(307)	(303)	(4)	1%
Other	24	19	5	26%
Total net revenues	696	664	32	5%
Expenses:
General and administrative expenses	124	109	15	14%
(Gain)/Loss on derivative instruments	(76)	106	(182)	n/m
(Gain)/Loss on foreign currency revaluation of debt	145	(63)	208	n/m
Other	102	97	5	5%
Total expenses	295	249	46	18%
Total income before income taxes	$401	$415	$(14)	(3)%
n/m = not meaningful

Comparison of the Nine Months Ended December 31, 2019 and 2018
Our consolidated income before income taxes was $1,361 million during the first nine months of fiscal year 2020 compared to $1,263 million during the same period in fiscal year 2019. This increase of $98 million, or 8%, was due to the following differences:

	Nine months ended December 31,
	2019	2018	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$1,314	$1,192	$122	10%
Dealer	174	169	5	3%
Operating lease, net of leased vehicle expenses	1,518	1,397	121	9%
Interest expense	(947)	(870)	(77)	9%
Other	67	51	16	31%
Total net revenues	2,126	1,939	187	10%
Expenses:
General and administrative expenses	369	338	31	9%
(Gain)/Loss on derivative instruments	129	416	(287)	n/m
(Gain)/Loss on foreign currency revaluation of debt	(1)	(337)	336	n/m
Other	268	259	9	3%
Total expenses	765	676	89	13%
Total income before income taxes	$1,361	$1,263	$98	8%
n/m = not meaningful

Segment Results—Comparison of the Three Months Ended December 31, 2019 and 2018
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
	2019	2018	2019	2018	2019	2018

	(U.S. dollars in millions)
Revenues:
Retail	$386	$363	$52	$52	$438	$415
Dealer	46	54	6	5	52	59
Operating leases	1,609	1,507	343	319	1,952	1,826
Total revenues	2,041	1,924	401	376	2,442	2,300
Leased vehicle expenses	1,199	1,104	264	248	1,463	1,352
Interest expense	262	258	45	45	307	303
Net revenues	580	562	92	83	672	645
Other income	21	18	3	1	24	19
Total net revenues	601	580	95	84	696	664
Expenses:
General and administrative expenses	110	97	14	12	124	109
Provision for credit losses	63	74	2	1	65	75
Early termination loss on operating leases	37	21	—	1	37	22
(Gain)/Loss on derivative instruments	(75)	99	(1)	7	(76)	106
(Gain)/Loss on foreign currency revaluation of debt	145	(63)	—	—	145	(63)
Income before income taxes	$321	$352	$80	$63	$401	$415
Revenues
Revenue from retail loans in the United States segment increased by $23 million, or 6%, during the third quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The increase in revenue was attributable to higher average outstanding balances and higher yields. Revenue from retail loans in the Canada segment were flat during the third quarter of fiscal year 2020 compared to the same period in fiscal year 2019.
Operating lease revenue increased by $102 million, or 7%, in the United States segment and by $24 million, or 8%, in the Canada segment during the third quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The increase in the United States segment was attributable to higher average outstanding operating leases. The increase in the Canada segment was attributable to an increase in average outstanding operating leases and higher revenue on more recently acquired operating leases.
Revenue from dealer loans decreased by $8 million, or 15%, in the United States segment during the third quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The decrease in revenue in the United States segment was attributable to lower yields and lower average outstanding balances. Revenue from dealers loans increased by $1 million, or 20%, in the Canada segment during the third quarter of fiscal year 2020 compared to the same period in fiscal year 2019 The increase in revenue in the Canada segment was due to higher average outstanding balances.
Consolidated subsidy income from AHM and HCI sponsored incentive programs decreased by $10 million, or 2%, to $404 million during the third quarter of fiscal year 2020 compared to $414 million during the same period in fiscal year 2019 primarily due to the decrease in average subsidy payments received.

Leased vehicle expenses
Leased vehicle expenses increased by $95 million, or 9%, in the United States segment and by $16 million, or 6%, in the Canada segment during the third quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The increase is attributable to the increase in depreciation on operating leases due to higher average outstanding operating lease assets and the change in presentation of lessor costs resulting from lessor accounting changes that were adopted on April 1, 2019. For additional information regarding leases, see Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements (Unaudited).
Interest expense
Interest expense in the United States segment increased by $4 million, or 2%, during the third quarter of fiscal year 2020 compared to the same period in fiscal year 2019 primarily due to higher average outstanding debt. Interest expense in the Canada segment were flat during the third quarter of fiscal year 2020 compared to the same period in fiscal year 2019. See “—Liquidity and Capital Resources” below for more information.
Provision for credit losses
The provision for credit losses in the United States segment decreased by $11 million, or 15%, during the third quarter of fiscal year 2020 compared to the same period in fiscal year 2019. The decrease in the provision for credit losses is attributable to the change to the income statement presentation for uncollectible operating lease receivables resulting from lessor accounting changes that were adopted on April 1, 2019. For additional information regarding leases, see Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements (Unaudited). The provision for credit losses in the Canada segment increased by $1 million during the third quarter of fiscal year 2020 compared to the same period in fiscal year 2019. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases in the United States segment increased by $16 million, or 76%, during the third quarter of fiscal year 2020 compared to the same period in fiscal year 2019 due to higher loss severities. Early termination losses on operating leases in the Canada segment decreased by $1 million during the third quarter of fiscal year 2020 compared to the same period in fiscal year 2019. See “—Financial Condition—Credit Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a gain on derivative instruments of $75 million during the third quarter of fiscal year 2020 compared to a loss of $99 million during the same period in fiscal year 2019. The gain in the third quarter of fiscal year 2020 was attributable to a gain on cross currency swaps of $94 million and gain on pay fixed interest rates of $52 million, partially offset by loss on pay float interest rate swaps of $71 million. The gains on cross currency swaps during the third quarter of fiscal year 2020 was primarily attributable to the U.S. dollar weakening against the Euro and Sterling during the period. The gains on pay fixed interest rate swaps and losses on pay float interest rate swaps during the third quarter of fiscal year 2020 were primarily due to the increase in applicable swap rates during the period. In the Canada segment, we recognized a gain on derivative instruments of $1 million during the third quarter of fiscal year 2020 compared to a loss of $7 million during the same period in fiscal year 2019. The gain in the third quarter of fiscal year 2020 was due to a rise in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $145 million during the third quarter of fiscal year 2020 compared to a gain of $63 million during the same period in fiscal year 2019. The loss during the third quarter of fiscal year 2020 was primarily due to the U.S. dollar weakening against the Euro and Sterling during the period.

Income tax expense
The consolidated effective tax rate was 26.4% for the third quarter of fiscal year 2020 and 16.1% for the same period in fiscal year 2019. The increase in the effective tax rate for the three months ended December 31, 2019 was primarily due to non-recurring adjustments recorded in fiscal year 2019 related to the U.S. tax reform, including the Transition Tax, as well as a reduction in tax credits in fiscal year 2020 compared to fiscal year 2019. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Segment Results—Comparison of the Nine Months Ended December 31, 2019 and 2018
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Nine months ended December 31,		Nine months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018	2019	2018

	(U.S. dollars in millions)
Revenues:
Retail	$1,158	$1,035	$156	$157	$1,314	$1,192
Dealer	156	154	18	15	174	169
Operating leases	4,769	4,460	1,013	931	5,782	5,391
Total revenues	6,083	5,649	1,187	1,103	7,270	6,752
Leased vehicle expenses	3,493	3,272	771	722	4,264	3,994
Interest expense	812	742	135	128	947	870
Net revenues	1,778	1,635	281	253	2,059	1,888
Other income	58	45	9	6	67	51
Total net revenues	1,836	1,680	290	259	2,126	1,939
Expenses:
General and administrative expenses	325	299	44	39	369	338
Provision for credit losses	167	176	4	5	171	181
Early termination loss on operating leases	96	75	1	3	97	78
(Gain)/Loss on derivative instruments	136	416	(7)	—	129	416
(Gain)/Loss on foreign currency revaluation of debt	(1)	(337)	—	—	(1)	(337)
Income before income taxes	$1,113	$1,051	$248	$212	$1,361	$1,263
Revenues
Revenue from retail loans in the United States segment increased by $123 million, or 12%, during the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019. The increase in revenue was attributable to higher average outstanding balances and higher yields. Revenue from retail loans in the Canada segment, which includes the remaining balance of direct financing leases, decreased by $1 million, or 1%, during the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019. The decrease in revenue was attributable to the $3 million decline in direct financing leases due to runoff, offset by a $2 million increase in retail loans due to higher yields.
Operating lease revenue increased by $309 million, or 7%, in the United States segment and by $82 million, or 9%, in the Canada segment during the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019. The increases in the United States and Canada segments were attributable to an increase in average outstanding operating leases and higher revenue on more recently acquired operating leases.

Revenue from dealer loans increased by $2 million, or 1%, in the United States segment and by $3 million, or 20%, in the Canada segment during the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019. The increases were due to higher yields and higher average outstanding balances.
Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $45 million, or 4%, to $1,249 million during the first nine months of fiscal year 2020 compared to $1,204 million during the same period in fiscal year 2019 primarily due to the increase in average subsidy payments received.
Leased vehicle expenses
Leased vehicle expenses increased by $221 million, or 7%, in the United States segment and by $49 million, or 7%, in the Canada segment during the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019. The increase is attributable to the increase in depreciation on operating leases due to higher average outstanding operating lease assets and the change in presentation of lessor costs resulting from lessor accounting changes that were adopted on April 1, 2019. For additional information regarding leases, see Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements (Unaudited).
Interest expense
Interest expense in the United States segment increased by $70 million, or 9%, during the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019 primarily due to higher average interest rates and an increase in average outstanding debt. Interest expense in the Canada segment increased by $7 million, or 5%, during the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019 due to higher average interest rates. See “—Liquidity and Capital Resources” below for more information.
Provision for credit losses
The provision for credit losses in the United States segment decreased by $9 million, or 5%, during the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019. The decrease in the provision for credit losses is due to the change to the income statement presentation for uncollectible operating lease receivables resulting from lessor accounting changes that were adopted on April 1, 2019. For additional information regarding leases, see Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements (Unaudited). The decrease in the provision for credit losses is partially offset by the increase in the provision for retail loans of $19 million and the provision for dealer loans of $2 million. The provision for credit losses in the Canada segment decreased by $1 million, or 20%, during the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases in the United States segment increased by $21 million, or 28%, during the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019 due to higher loss severities. Early termination losses on operating leases in the Canada segment decreased by $2 million during the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019 due to a smaller increase in estimated early termination losses. See “—Financial Condition—Credit Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a loss on derivative instruments of $136 million during the first nine months of fiscal year 2020 compared to a loss of $416 million during the same period in fiscal year 2019. The loss in the first nine months of fiscal year 2020 was attributable to a loss on pay fixed interest rates of $196 million and loss on cross currency swaps of $66 million, partially offset by gains on pay float interest rate swaps of $126 million. The losses on pay fixed interest rate swaps and gains on pay float interest rate swaps during the first nine months of fiscal year 2020 were primarily due to the decrease in applicable swap rates during the period. The loss on cross currency swaps during the first nine months of fiscal year 2020 was primarily attributable to the effect of unwinding the discount on swap valuations during the period. In the Canada segment, we recognized a gain on derivative instruments of $7 million during the first nine months of fiscal year 2020 compared to a loss of less than $1 million during the same period in fiscal year 2019. The gain in the first nine months of fiscal year 2020 was due to a rise in applicable swap rates during the period. See “—Derivatives” below for more information.

Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $1 million during the first nine months of fiscal year 2020 compared to a gain of $337 million during the same period in fiscal year 2019. The strength of the U.S. dollar against the Euro and Sterling was relatively flat as of December 31, 2019 compared to the beginning of the period March 31, 2019.
Income tax expense
The consolidated effective tax rate was 27.8% for the first nine months of fiscal year 2020 and 25.3% for the same period in fiscal year 2019. The increase in the effective tax rate for the nine months ended December 31, 2019 was primarily due to non-recurring adjustments recorded in fiscal year 2019 related to the U.S. tax reform, including the Transition Tax, as well as a reduction in tax credits in fiscal year 2020 compared to fiscal year 2019, offset by an adjustment to state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended December 31,				Nine months ended December 31,
	2019		2018		2019		2018
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	109	63	109	70	332	191	362	237
Used auto	28	3	26	4	97	13	92	18
Motorcycle and other	16	—	17	1	56	1	55	4
Total retail loans	153	66	152	75	485	205	509	259
Leases	133	105	105	91	430	345	356	315

Canada Segment
Retail loans:
New auto	14	13	15	14	49	45	52	51
Used auto	2	—	1	—	4	—	3	1
Motorcycle and other	1	1	1	1	6	6	6	5
Total retail loans	17	14	17	15	59	51	61	57
Leases	22	20	21	21	74	70	74	74

Consolidated
Retail loans:
New auto	123	76	124	84	381	236	414	288
Used auto	30	3	27	4	101	13	95	19
Motorcycle and other	17	1	18	2	62	7	61	9
Total retail loans	170	80	169	90	544	256	570	316
Leases	155	125	126	112	504	415	430	389

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

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
United States Segment
New auto	60%	54%	62%	58%
Motorcycle	34%	36%	33%	36%

Canada Segment
New auto	91%	88%	84%	82%
Motorcycle	31%	31%	30%	31%

Consolidated
New auto	63%	57%	64%	60%
Motorcycle	33%	36%	33%	35%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	December 31, 2019	March 31, 2019	December 31, 2019	March 31, 2019

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$25,288	$25,201	1,537	1,569
Used auto	4,986	4,522	350	318
Motorcycle and other	1,168	1,104	196	193
Total retail loans	$31,442	$30,827	2,083	2,080
Investment in operating leases	$28,914	$27,493	1,319	1,300

Securitized retail loans (2)	$8,590	$7,896	662	665

Canada Segment
Retail loans:
New auto	$3,593	$3,458	262	263
Used auto	197	226	25	29
Motorcycle and other	94	86	21	21
Total retail loans	$3,884	$3,770	308	313
Investment in operating leases	$5,522	$5,113	298	289

Securitized retail loans (2)	$846	$1,177	70	92
Securitized investments in operating leases (2)	$558	$—	25	—

Consolidated
Retail loans:
New auto	$28,881	$28,659	1,799	1,832
Used auto	5,183	4,748	375	347
Motorcycle and other	1,262	1,190	217	214
Total retail loans	$35,326	$34,597	2,391	2,393
Investment in operating leases	$34,436	$32,606	1,617	1,589

Securitized retail loans (2)	$9,436	$9,073	732	757
Securitized investments in operating leases (2)	$558	$—	25	—

(1)	A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.

(2)
Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet. The outstanding securitized units as of March 31, 2019 disclosed in our March 31, 2019 Annual Report on Form 10-K was incorrect due to a clerical error and the corrected units are presented above.

In the United States segment, retail loan acquisition volumes decreased by 5% during the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019 primarily due to the decline in sponsored new auto loan acquisition volumes. Lease acquisition volumes increased by 21% during the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019 due to the increase in both sponsored and non-sponsored program volumes.
In the Canada segment, retail loan acquisition volumes decreased by 3% during the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019 primarily due to the decline in sponsored new auto loan acquisition volumes. Lease acquisition volumes were flat during the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	December 31, 2019	March 31, 2019
United States Segment
Automobile	30%	30%
Motorcycle	98%	97%
Other	16%	20%

Canada Segment
Automobile	36%	35%
Motorcycle	95%	95%
Other	93%	95%

Consolidated
Automobile	31%	31%
Motorcycle	97%	97%
Other	19%	22%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
United States Segment
Automobile	28%	27%	27%	28%
Motorcycle	98%	98%	98%	98%
Other	7%	6%	8%	8%

Canada Segment
Automobile	32%	32%	32%	32%
Motorcycle	97%	94%	93%	92%
Other	97%	97%	96%	97%

Consolidated
Automobile	29%	28%	28%	28%
Motorcycle	98%	97%	97%	97%
Other	10%	8%	12%	12%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	December 31, 2019	March 31, 2019	December 31, 2019	March 31, 2019

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,840	$3,308	103	121
Motorcycle	672	750	83	101
Other	49	59	41	63
Total wholesale flooring loans	$3,561	$4,117	227	285
Commercial loans	$977	$1,084

Canada Segment
Wholesale flooring loans:
Automobile	$474	$441	17	17
Motorcycle	67	95	8	13
Other	27	25	23	28
Total wholesale flooring loans	$568	$561	48	58
Commercial loans	$63	$65

Consolidated
Wholesale flooring loans:
Automobile	$3,314	$3,749	120	138
Motorcycle	739	845	91	114
Other	76	84	64	91
Total wholesale flooring loans	$4,129	$4,678	275	343
Commercial loans	$1,040	$1,149

(1)	A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.
Credit Risk
Credit losses are an expected cost of extending credit. The majority of our credit risk is in consumer financing and to a lesser extent in dealer financing. Credit risk of our portfolio of consumer finance receivables can be affected by general economic conditions. Adverse changes, such as a rise in unemployment, can increase the likelihood of defaults. Declines in used vehicle prices can reduce the amount of recoveries on repossessed collateral. We manage our exposure to credit risk in retail loans by monitoring and adjusting our underwriting standards, which affect the level of credit risk that we assume, pricing contracts for expected losses, focusing collection efforts to minimize losses, and ongoing reviews of the financial condition of dealers.
We are also exposed to credit risk on our portfolio of operating lease assets. We expect a portion of our operating leases to terminate prior to their scheduled maturities when lessees default on their contractual obligations. Losses are generally realized upon the disposition of the repossessed operating lease vehicles. The factors affecting credit risk on our operating lease assets and our management of the risk are similar to that of our consumer finance receivables.

Credit risk on dealer loans is affected primarily by the financial strength of the dealers within the portfolio, the value of collateral securing the financings, and economic and market factors that could affect the creditworthiness of dealers. We manage our exposure to credit risk in dealer financing by performing comprehensive reviews of dealers prior to establishing financing arrangements and monitoring the payment performance and creditworthiness of these dealers on an ongoing basis. In the event of default by a dealer, we seek all available legal remedies pursuant to related dealer agreements, guarantees, security interests on collateral, or liens on dealership assets. Additionally, we have agreements with AHM and HCI that provide for their repurchase of new, unused, undamaged and unregistered vehicles or equipment that have been repossessed from dealers who defaulted under the terms of their respective wholesale flooring agreements.
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
The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the three months ended December 31,		As of or for the nine months ended December 31,
	2019	2018	2019	2018

	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$190	$184	$194	$173
Provision for credit losses	63	64	167	146
Charge-offs, net of recoveries	(61)	(58)	(169)	(129)
Allowance for credit losses at end of period	$192	$190	$192	$190
Allowance as a percentage of ending receivable balance (1)			0.53%	0.53%
Charge-offs as a percentage of average receivable balance (1), (4)	0.68%	0.65%	0.62%	0.49%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$127	$133
As a percentage of ending receivable balance (1), (2)			0.35%	0.37%
Operating leases:
Early termination loss on operating leases	$37	$21	$96	$75
Revenue reduction / provision for uncollectible operating lease receivables (3)	9	10	22	30
Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$7	$7	7	6
Provision for credit losses	2	—	4	4
Charge-offs, net of recoveries	(2)	(1)	(4)	(4)
Effect of translation adjustment	—	—	—	—
Allowance for credit losses at end of period	$7	$6	$7	$6
Allowance as a percentage of ending receivable balance (1)			0.14%	0.14%
Charge-offs as a percentage of average receivable balance (1), (4)	0.13%	0.11%	0.10%	0.11%
Delinquencies (60 or more days past due):
Delinquent amount (2)			5	7
As a percentage of ending receivable balance (1), (2)			0.10%	0.15%
Operating leases:
Early termination loss on operating leases	$—	$1	$1	$3
Revenue reduction / provision for uncollectible operating lease receivables (3)	—	1	—	1
Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$197	$191	$201	$179
Provision for credit losses	65	64	171	150
Charge-offs, net of recoveries	(63)	(59)	(173)	(133)
Effect of translation adjustment	—	—	—	—
Allowance for credit losses at end of period	$199	$196	$199	$196
Allowance as a percentage of ending receivable balance (1)			0.49%	0.49%
Charge-offs as a percentage of average receivable balance (1), (4)	0.61%	0.59%	0.56%	0.45%
Delinquencies (60 or more days past due):
Delinquent amount (2)			132	140
As a percentage of ending receivable balance (1), (2)			0.32%	0.35%
Operating leases:
Early termination loss on operating leases	$37	$22	$97	$78
Revenue reduction / provision for uncollectible operating lease receivables (3)	9	11	22	31

(1)
Ending and average receivable balances exclude the allowance for credit losses, unearned subvention income related to our incentive financing programs and deferred origination costs. Average receivable balances are calculated based on the average of each month’s ending receivables balance for each respective period.

(2)
For the purposes of determining whether a contract is delinquent, payment is generally considered to have been made, in the case of (i) dealer loans, upon receipt of 100% of the payment when due and (ii) consumer finance receivables, upon receipt of 90% of the sum of the current monthly payment plus any overdue monthly payments. Delinquent amounts presented are the aggregated principal balances of delinquent finance receivables.

(3)	Provisions for uncollectible operating lease receivables were included in total provision for credit losses in our consolidated statements of income during fiscal year 2019.

(4)	Percentages for the three and nine months ended December 31, 2019 and 2018 have been annualized.
In the United States segment, the provision for credit losses on our finance receivables was $167 million during the first nine months of fiscal year 2020 compared to $146 million during the same period in fiscal year 2019. The increase in the provision for credit losses is attributable to the increase in the provision for retail loans of $19 million and the provision for impaired dealer loans of $2 million. Net charge-offs of retail loans during the first nine months of fiscal year 2020 increased compared to the same period in fiscal year 2019, which continues the trend of increasing charge-offs that we have been experiencing since fiscal year 2016. The increasing trend in charge-offs was primarily due to the increase in the volume of retail loans with higher loan-to-value ratios and, as a result, higher loss severities. The increasing trend in charge-offs was also the result of higher charge-off frequencies due to the increase in the volume of retail loans in our lower credit grade tiers and used auto loans. As a result of lessor accounting changes that were adopted on April 1, 2019, the uncollectible operating lease receivables were recognized as a reduction to lease revenue rather than recording the losses through the provision for credit losses. See Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements (Unaudited) for additional information. We recognized early termination losses on operating lease assets of $96 million during the first nine months of fiscal year 2020 compared to $75 million during the same period in fiscal year 2019. Early termination losses increased due to higher loss severities.
In the Canada segment, the provision for credit losses on our finance receivables were flat during the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019. Early termination losses on operating lease assets was $1 million during the first nine months of fiscal year 2020 compared to $3 million during the same period in fiscal year 2019. Early termination losses decreased due to a smaller increase in estimated early termination losses.
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
We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount the carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first nine months of fiscal year 2020 or the same period in fiscal year 2019.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	79	68	275	231
Sales through auctions and dealer direct programs (3)	33	25	127	114
Total termination units	112	93	402	345

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	18	15	63	49
Sales through auctions and dealer direct programs (3)	1	2	5	5
Total termination units	19	17	68	54

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	97	83	338	280
Sales through auctions and dealer direct programs (3)	34	27	132	119
Total termination units	131	110	470	399

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.

(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.

(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.
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

The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of December 31, 2019 and March 31, 2019 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of December 31, 2019 and March 31, 2019, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the reader’s convenience based on the exchange rate on December 31, 2019 of 1.2990 per U.S. dollar. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.
Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate
	December 31, 2019	March 31, 2019	December 31, 2019	March 31, 2019

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,970	$5,029	1.83%	2.67%
Bank loans	3,297	3,896	2.63%	3.30%
Private MTN program	999	999	3.84%	3.84%
Public MTN program	25,634	24,117	2.20%	2.35%
Euro MTN programme	28	868	2.23%	1.89%
Total unsecured debt	34,928	34,909
Secured debt	8,353	7,671	2.38%	2.41%
Total debt	$43,281	$42,580

Canada Segment
Unsecured debt:
Commercial paper	$895	$726	1.85%	2.06%
Related party debt	577	749	1.99%	2.18%
Bank loans	1,097	1,066	2.56%	2.62%
Other debt	3,535	3,514	2.55%	2.50%
Total unsecured debt	6,104	6,055
Secured debt	1,255	1,119	2.51%	2.49%
Total debt	$7,359	$7,174

Consolidated
Unsecured debt:
Commercial paper	$5,865	$5,755	1.84%	2.60%
Related party debt	577	749	1.99%	2.18%
Bank loans	4,394	4,962	2.62%	3.16%
Private MTN program	999	999	3.84%	3.84%
Public MTN program	25,634	24,117	2.20%	2.35%
Euro MTN programme	28	868	2.23%	1.89%
Other debt	3,535	3,514	2.55%	2.50%
Total unsecured debt	41,032	40,964
Secured debt	9,608	8,790	2.39%	2.42%
Total debt	$50,640	$49,754

Commercial Paper
As of December 31, 2019, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.0 billion ($1.5 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the nine months ended December 31, 2019, consolidated commercial paper month-end outstanding principal balances ranged from $4.2 billion to $6.2 billion.
Related Party Debt
HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days.
Bank Loans
During the nine months ended December 31, 2019, AHFC entered into one floating rate term loan agreement for $200 million. HCFI did not enter into any term loan agreements. As of December 31, 2019, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $38 million to $600 million. As of December 31, 2019, the remaining maturities of all bank loans outstanding ranged from 14 days to approximately 4.9 years. The weighted average remaining maturity on all bank loans was 1.6 years as of December 31, 2019.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of December 31, 2019, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.
Medium Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. As of December 31, 2019, the remaining maturities of Private MTNs outstanding did not exceed 2.0 years. Private MTNs were issued pursuant to the terms of an issuing and paying agency agreement, which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of December 31, 2019, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the nine months ended December 31, 2019, AHFC issued $2.3 billion aggregate principal amount of U.S. dollar denominated floating rate MTNs and $3.4 billion aggregate principal amount of U.S. dollar denominated fixed rate notes, with original maturities between 12 months and 5.0 years. The weighted average remaining maturities of all Public MTNs was 2.2 years as of December 31, 2019.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of December 31, 2019, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2019, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.
The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	December 31, 2019	March 31, 2019

	(U.S. dollars in millions)
U.S. dollar	$22,710	$21,210
Euro	3,131	3,969
Sterling	792	778
Japanese yen	28	27
Total	$26,661	$25,984
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the nine months ended December 31, 2019, HCFI entered into one private placement transaction for C$500 million ($385 million). As of December 31, 2019, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 108 days to approximately 5.4 years. The weighted average remaining maturities of these notes was 2.8 years as of December 31, 2019.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2019, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
Secured Debt
Asset-Backed Securities
We enter into securitization transactions for funding purposes. Our securitization transactions involve transferring pools of retail loans and operating leases to bankruptcy-remote special purpose entities (SPEs). The SPEs are established to accommodate securitization structures, which have the limited purpose of acquiring assets, issuing asset-backed securities, and making payments on the securities. Assets transferred to SPEs are considered legally isolated from us and the claims of our creditors. We continue to service the retail loans and operating leases transferred to the SPEs. Investors in notes issued by a SPE only have recourse to the assets of such SPE and do not have recourse to the assets of AHFC, HCFI, or our other subsidiaries or to other SPEs. The assets of SPEs are the only source of funds for repayment on the notes
Our securitizations are structured to provide credit enhancements to investors in the notes issued by the SPEs. Credit enhancements can include the following:

•	Subordinated certificates— securities issued by SPEs that are retained by us and subordinated in priority of payment to the notes.

•	Overcollateralization— securitized asset balances that exceed the balance of securities issued by SPEs.

•	Excess interest— excess interest collections to be used to cover losses on defaulted loans.

•	Reserve funds— restricted cash accounts held by SPEs to cover shortfalls in payments of interest and principal required to be paid on the notes.

•	Yield supplement accounts— restricted cash accounts held by SPEs to supplement interest payments on notes.

The risk retention regulations in Regulation RR of the Securities Exchange Act of 1934, as amended (Exchange Act), require the sponsor to retain an economic interest in the credit risk of the securitized assets, either directly or through one or more majority-owned affiliates. Standard risk retention options allow the sponsor to retain either an eligible vertical interest, an eligible horizontal residual interest, or a combination of both. AHFC has satisfied this obligation by retaining an eligible vertical interest of an amount equal to at least 5% of the principal amount of each class of note and certificate issued for the securitization transaction that was subject to this rule but may choose to use other structures in the future.
We are required to consolidate the SPEs in our financial statements, which results in the securitizations being accounted for as on-balance sheet secured financings. The securitized assets remain on our consolidated balance sheet along with the notes issued by the SPEs.
During the nine months ended December 31, 2019, we issued notes through asset-backed securitizations totaling $4.7 billion, which were secured by assets with an initial balance of $5.2 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $3.5 billion 364-day credit agreement, which expires on February 28, 2020, a $2.1 billion credit agreement, which expires on March 3, 2021, and a $1.4 billion credit agreement, which expires on March 3, 2023. As of December 31, 2019, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$1.6 billion ($1.2 billion) credit agreement which provides that HCFI may borrow up to C$800 million ($616 million) on a one-year revolving basis and up to C$800 million ($616 million) on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 25, 2020 and the five-year tranche of the credit agreement expires on March 25, 2024. As of December 31, 2019, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of December 31, 2019, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of December 31, 2019, no amounts were drawn upon under these agreements. These agreements expire in September 2020. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•
cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•
ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of December 31, 2019 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $17 million and $6 million during the three months ended December 31, 2019 and 2018, respectively, and $51 million and $17 million during the nine months ended December 31, 2019 and 2018, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of December 31, 2019, AHFC and its consolidated subsidiaries had $59.9 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $17.2 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.
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

Contractual Obligations
The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending December 31,
	Total	2020	2021	2022	2023	2024	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$41,109	$16,001	$9,112	$7,591	$3,347	$3,673	$1,385
Secured debt obligations (1)	9,622	4,896	2,916	1,499	311	—	—
Interest payments on debt (2)	2,234	914	585	338	206	100	91
Operating lease obligations	64	10	10	9	8	7	20
Total	$53,029	$21,821	$12,623	$9,437	$3,872	$3,780	$1,496

(1)
Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of December 31, 2019.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of December 31, 2019.
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
Dealer loans are individually evaluated for impairment when specifically identified as impaired. Dealer loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the terms of the loan. Our determination of whether dealer loans are impaired is based on evaluations of dealership payment history, financial condition, their ability to perform under the terms of the loans, and collateral values as applicable. Dealer loans that have not been specifically identified as impaired are collectively evaluated for impairment.
Refer to Note 2—Finance Receivables of Notes to Consolidated Financial Statements (Unaudited) for additional information regarding charge-offs or write-downs of contractual balances of retail and dealer loans and operating leases.
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
Sensitivity Analysis
If we had experienced a 10% increase in net charge-offs of finance receivables during the twelve-month period ended December 31, 2019, our provision for credit losses would have increased by approximately $43 million during the period. Similarly, if we had experienced a 10% increase in realized losses on the disposition of repossessed operating lease vehicles during the twelve-month period ended December 31, 2019, we would have recognized an additional $24 million in early termination losses in our consolidated statement of income during the period.
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

Sensitivity Analysis
If future estimated auction values for all outstanding operating leases as of December 31, 2019 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $75 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $15 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of December 31, 2019. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2019, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: February 10, 2020

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)