Form 10-K
period 2020-03-31
AMERICAN HONDA FINANCE CORP
filed 2020-06-22
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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
1.300% Medium-Term Notes, Series A
Due March 21, 2022
2.625% Medium-Term Notes, Series A
Due October 14, 2022
1.375% Medium-Term Notes, Series A
Due November 10, 2022
0.550% Medium-Term Notes, Series A
Due March 17, 2023
0.750% Medium-Term Notes, Series A
Due January 17, 2024
0.350% Medium-Term Notes, Series A
Due August 26, 2022
1.600% Medium-Term Notes, Series A
Due April 20, 2022
1.950% Medium-Term Notes, Series A
Due October 18, 2024

	N/A N/A N/A N/A N/A N/A N/A N/A	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 31, 2020, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.
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

1

AMERICAN HONDA FINANCE CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended March 31, 2020

i

Cautionary Statement Regarding Forward-Looking Statements
Certain statements included herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “scheduled,” or “anticipates” or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. In addition, all information included herein with respect to projected or future results of operations, cash flows, financial condition, financial performance, or other financial or statistical matters constitute forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and that may be incapable of being realized. The following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements:

•	uncertainties regarding the duration and severity of the COVID-19 pandemic and the measures intended to reduce its spread and their related impact on our operations, liquidity and financial condition;

•	declines in the financial condition or performance of Honda Motor Co., Ltd. or the sales of Honda or Acura products;

•	changes in economic and general business conditions, both domestically and internationally, including changes in international trade policy;

•	fluctuations in interest rates and currency exchange rates;

•	the failure of our customers, dealers, or counterparties to meet the terms of any contracts with us, or otherwise fail to perform as agreed;

•	our inability to recover the estimated residual value of leased vehicles at the end of their lease terms;

•	changes or disruption in our funding sources or access to the capital markets;

•	changes in our, or Honda Motor Co., Ltd.’s, credit ratings;

•	increases in competition from other financial institutions seeking to increase their share of financing of Honda and Acura products;

•	changes in laws and regulations, including the result of financial services legislation, and related costs;

•	changes in accounting standards;

•	a failure or interruption in our operations; and

•	a security breach or cyber attack.
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
Contractual residual values of lease vehicles are determined at lease inception based on expectations of future used vehicle values, taking into consideration external industry data and our own historical experience. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealer are sold through online and at physical auctions. See “—Servicing of Consumer Financing—Remarketing Center” below.
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

In Canada, we have two regional offices that are responsible for acquisition, servicing, collection, and customer service activities related to our retail loans and leases. These offices are located in Quebec and Ontario. Similar to our United States operations, in addition to our servicing regions, we have centralized certain operational functions for our Canadian retail loans and leases. These centralized functions are located in Ontario and include our Customer Retention Center, Recovery Center, Collections Center, Customer Service Center, and Auctions/Remarketing Center. The services provided by these centralized functions are comparable to the services provided by our National Service Center in the United States.
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
If necessary, repossession action is taken using bonded and licensed repossession agencies. Subject to state or provincial laws and recording, filing, and notice requirements, we are generally permitted by applicable state or provincial laws to repossess automobiles or motorcycles upon default by the related customer. We typically decide whether or not to repossess a vehicle when the account is 45 to 60 or more days past due, subject to the laws and regulations governing repossession in the state or province where the automobile or motorcycle is located.
Incentive Financing Programs for Retail Loans and Leases
A substantial portion of our consumer financing business is acquired through incentive financing programs sponsored by AHM and HCI in the United States and Canada, respectively. These programs offer promotional rates on retail loans and leases to purchasers and lessees of Honda and Acura products. AHM or HCI, as applicable, pay us subsidies that enable us to realize a market yield on any financing contract we indirectly finance under these programs. Market yield is based on, among other things, the credit quality of the customer and the length of the contract. The amount of subsidy payments we receive from AHM and HCI is dependent on the terms of the incentive financing programs and the interest rate environment. Subsidy payments received on retail loans and leases are deferred and recognized as revenue over the term of the related contracts. The volume of incentive financing programs sponsored by AHM and HCI and the allocation of those programs between retail loans and leases may vary from fiscal period to fiscal period depending upon the respective marketing strategies of AHM and HCI. AHM and HCI’s marketing strategies are based in part on their business planning and control, in which we do not participate. Therefore, we cannot predict the level of incentive financing programs AHM and HCI may sponsor in the future and a significant change in the level of incentive financing programs in a fiscal period typically only has a limited impact on our results of operations for that period. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”
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
Wholesale flooring loans are available primarily through revolving lines of credit and may only be used by dealers to finance the purchase of inventory. AHFC will finance new automobiles and motorcycles up to 100% of the dealer invoice price and used automobiles and motorcycles up to 100% of the applicable market value determined in accordance with industry pricing guides in the United States. HCFI will finance new automobiles and motorcycles up to 100% of the dealer invoice price and used automobiles and motorcycles up to the current market value determined in accordance with industry pricing guides in Canada. Dealers pay a variable interest rate on wholesale flooring loans. Wholesale flooring loans must be repaid at specified intervals and increments and generally must be paid in full upon the sale of the product. AHM and HCI sponsor incentive financing programs in the United States and Canada, respectively, to Honda and Acura dealers approved for wholesale flooring loans.

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
A wholesale flooring loan is considered delinquent when any payment is contractually past due. Collection efforts are initiated using our staff. We file replevin actions, send past due notices, enter into forbearance agreements, and renegotiate contracts with delinquent dealers. If we determine a dealer cannot meet the obligations under its wholesale flooring loan agreement, legal action may commence. Subject to recording, filing and notice requirements of state, provincial or other laws, we are generally permitted by the applicable laws to repossess the underlying collateral that have not been sold to a buyer in the ordinary course of business.
In the United States, wholesale flooring loans are serviced at AHFC’s regional offices in California, Texas, Massachusetts, Illinois, North Carolina, Delaware, and Georgia. In Canada, wholesale flooring loans are serviced at HCFI’s headquarters in Ontario.
Commercial Loans
We provide commercial loans to Honda and Acura automobile dealers through our DFS business unit. This commercial financing is available primarily through mortgage loans for financing dealership property or construction, and term loans for financing equipment or facility improvements. We offer either fixed or floating interest rates on commercial loans.
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

An amendment, modification, or termination of the HMC-AHFC Agreement may constitute an event of default under certain of AHFC’s Debt, subject to certain limited exceptions contained in the instruments governing such Debt. In addition, failure by HMC to meet its obligations under the HMC-AHFC Agreement would constitute an event of default under such Debt, but only if, in the case of certain of AHFC's Debt, such failure continued for 30 days and was continuing at the time the default was declared.
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
An amendment, modification, or termination of the HMC-HCFI Agreement may constitute an event of default under certain of HCFI’s Debt, subject to certain limited exceptions contained in the instruments governing such Debt. In addition, failure by HMC to meet its obligations under the HMC-HCFI Agreement would constitute an event of default under such Debt, but only if, in the case of certain of HCFI's Debt, such failure continued for 30 days and was continuing at the time the default was declared.
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
Vehicle Service Contract Administration
Our Consumer Assurance Products and Service Group is responsible for the administration of vehicle service contracts issued by AHM, and wholly-owned subsidiaries of AHM, American Honda Protection Products Corporation (AHPPC) and American Honda Service Contracts Corporation (AHSCC). HCFI performs marketing services for vehicle service contracts issued by HCI. We receive fees to perform administrative and marketing services for AHM, AHPPC, AHSCC or HCI, as applicable.
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
In Canada, we also share certain common expenditures with HCI, including professional services, data processing services, insurance, software development and facilities.
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
Our Canadian subsidiary, HCFI, files Canadian federal and provincial income tax returns based on separate legal entity financial statements. HCFI does not file federal, state or local income tax returns in the United States. Consequently, HCFI does not participate in the intercompany tax allocation agreement that AHFC and its United States subsidiaries have with AHM.
Refer to Note 7—Income Taxes of Notes to Consolidated Financial Statements for additional information about income taxes.
Repurchase Agreements
We have agreements with AHM and HCI that provide for their repurchase of new, unused, undamaged, and unregistered vehicles or equipment that have been repossessed from dealers who defaulted under the terms of its wholesale flooring agreement.
Seasonality
We are subject to seasonal variations in credit losses, which are historically higher in the first and fourth quarters of the calendar year. This seasonality does not have a significant impact on our results of operations. However, the COVID-19 pandemic may have an impact on consumer and dealer behaviors that result in changes in the seasonal fluctuations of our business.
Employee Relations
At March 31, 2020, we had 1,476 employees. We consider our employee relations to be satisfactory. We are not subject to any collective bargaining agreements with our employees.

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

•
The Servicemembers Civil Relief Act provides special protection to certain customers in military service and is designed to protect military personnel from personal hardship or loss resulting from financial obligations while in service.

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
The Dodd-Frank Act created the Consumer Financial Protection Bureau (CFPB), which has broad rule-making, examination and enforcement authority with respect to the laws and regulations that apply to consumer financial products and services. The CFPB has supervisory, examination and enforcement authority over certain non-depository institutions, including those entities that are large participants of a market for consumer financial products or services, as defined by rule. We are subject to the CFPB’s supervisory authority with respect to our compliance with applicable consumer protection laws.

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
Risks Relating To Our Business
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.
The ongoing global COVID-19 pandemic could materially adversely affect our business, results of operations, cash flows and financial condition. For instance, the COVID-19 pandemic and the actions taken to slow its spread, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, have impacted and may continue to impact our workforce and have resulted in and may continue to result in the temporary closure of the sales operations of a number of Honda and Acura dealerships. A large portion of our workforce is temporarily working remotely. This may negatively affect our business, particularly if our infrastructure and information technology systems are not capable of supporting our remote work force or otherwise experience business interruptions or failed processes or if most of our workforce transitions to working from home.
The COVID-19 pandemic and the related restrictions have also adversely affected the business of our parent, AHM, and our ultimate parent, HMC, in a number of ways, including the temporary suspension of production at all plants in North America, which continued through the start of May, and selected plants in countries outside of North America. There is a possibility of additional suspensions of production depending on whether there is a resurgence of COVID-19 in a given area. Disruption in the supply chain of the vehicles we finance may contribute to a significant decline in the sale of Honda and Acura products and our financing of those products. In addition, disruptions in the sales operations of dealerships and declines in consumer demand have and may continue to negatively impact the sale of Honda and Acura products.
The COVID-19 pandemic and the related restrictions have also caused an economic slowdown, an increase in unemployment claims, and have resulted and are expected to continue to result in decreased consumer spending. We expect these events will result in higher consumer delinquencies and defaults, lower used vehicle prices, or cause other unpredictable and adverse effects, including adversely affecting the financial condition of dealers. Similar to relief options we have previously offered to customers and dealers impacted by natural disasters, we are currently offering payment relief options to those customers and dealers impacted by COVID-19, including payment deferrals, contract extensions, waiver of late charges, interest deferments for dealer floorplans, and interest only payments for dealer commercial loans. Unlike the relief options we have historically offered for natural disasters, which were limited to the affected geographies, the foregoing relief is currently being offered through the end of June 2020 across the United States and Canada due to the widespread impact of the COVID-19 pandemic. These relief options may not be sufficient to avoid defaults for many of our customers. Charge-offs of retail loans and realized losses on early terminations of operating leases are expected to increase significantly. In addition, sustained declines in used vehicle prices may result in significant increases in depreciation expense over the remaining lease term and, depending on the severity of the decline, potential impairment charges on our operating leases.

The COVID-19 pandemic has also led to disruption and volatility in the global capital markets, which has increased and may continue to increase our cost of capital and has adversely affected and may continue to adversely affect our ability to access the capital markets. In addition, the foregoing events and the uncertainty relating thereto have adversely affected our short-term and long-term credit ratings and may continue to further adversely affect our ratings. For example, on March 27, 2020, Moody’s Investors Service downgraded our short-term and long-term issuer ratings to P-2 and A3, respectively, and placed those ratings under review for further downgrade. On June 8, 2020, Moody's Investors Service confirmed our issuer ratings and changed its outlook to negative from rating under review. Additionally, on May 20, 2020, S&P Global Ratings downgraded our short-term and long-term issuer ratings to A-2 and A- respectively, with negative outlook. With the S&P Global Ratings downgrade to our short-term issuer rating, we have lost our Tier-1 commercial paper issuer status, which has increased our costs in the commercial paper markets. Additionally, further downgrades or placement on review for possible downgrades of our long-term unsecured ratings could also result in an increase in our borrowing costs as well as reduced access to global debt capital markets.
The duration and potential resurgence of the COVID-19 pandemic is uncertain, and the extent to which the COVID-19 outbreak adversely impacts our business, results of operations, cash flows and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the related actions taken to contain its impact. While we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, the effects could have a material adverse effect on our business, financial condition, results of operations, and cash flows, including further increases in our allowance and provision for credit losses and early termination losses on operating leases. Moreover, many risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Our results of operations, cash flows, and financial condition are substantially dependent upon HMC and the sale of Honda and Acura products and any decline in the financial condition of HMC or the sales of Honda and Acura products could have a materially adverse impact on our financial condition, cash flows, and results of operations.
Our results of operations, cash flows, and financial condition are substantially dependent upon the sale of Honda and Acura products in the United States and Canada. Any prolonged reduction or suspension of HMC’s production or sales of Honda or Acura products in the United States or Canada resulting from a decline in demand, a change in consumer preferences, a decline in the actual or perceived quality, safety, or reliability of Honda and Acura products, a reduction of incentive financing programs, volatility in fuel prices, sustained economic stagnation or the occurrence of a recession, a financial crisis, a work stoppage, governmental action, including a change in regulation, trade policies, adverse publicity, a recall, a war, a use of force by foreign countries, a terrorist attack, a multinational conflict, a natural disaster, a pandemic, or similar events could have a substantially unfavorable effect on us.
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
Our results of operations, cash flows, and financial condition could be adversely affected during any period of changing interest rates, possibly to a material degree. Interest rate risks arise from the mismatch between assets and the related liabilities used for funding. We provide consumer financing, dealer financing, incentive financing, originations and servicing, all of which are exposed, in varying degrees, to changes in value due to movements in interest rates. Furthermore, an increase in interest rates could increase our costs of providing dealer and consumer financing originations, which could, in turn, adversely affect our financing volumes because financing can be less attractive to our dealers and customers and qualifying for financing may be more difficult.
We monitor the interest rate environment and enter into various financial instruments, including interest rate and basis swaps, to manage our exposure to the risk of interest rate fluctuations. However, our hedging strategies may not fully mitigate the impact of changes in interest rates. Further, these instruments contain an element of risk in the event the counterparties are unable to meet the terms of the agreements. For example, in July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. At this time, it is unclear if new methods of calculating LIBOR will be established or if a new alternative reference rate will replace LIBOR. The potential impact of changes to LIBOR or a possible new alternative reference rate is unknown and could adversely affect the market valuation of LIBOR-linked securities, loans and other financial obligations, the interest rates on our current or future cost of funds and/or access to capital markets. See “—The failure or commercial soundness of our counterparties and other financial institutions may have an adverse effect on our results of operations, cash flows, or financial condition” below.

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
We depend on a significant amount of capital funding to operate our business. Our business strategies utilize diverse sources to fund our operations, including the issuance of commercial paper, medium term notes, asset-backed securities, bank loans and borrowings from AHM and HCI, as applicable.
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

Credit rating agencies that rate the credit of HMC and its affiliates, including AHFC, may qualify, alter, or terminate their ratings at any time. For example, Moody's Investors Service downgraded the credit rating of Honda Motor Co., Ltd. on March 26, 2020, and downgraded our credit ratings on March 27, 2020. Additionally, S&P Global Ratings downgraded the credit rating of Honda Motor Co., Ltd. and its subsidiaries, including us, on May 20, 2020. See above under "The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition." for additional information. Global economic conditions and other geopolitical factors may directly or indirectly affect such ratings. Any downgrade in the sovereign credit ratings of the United States, Japan, or Canada may directly or indirectly have a negative effect on the ratings of HMC and AHFC. Downgrades, the change to a negative outlook, or placement on review for possible downgrades of such ratings have resulted and could continue to result in an increase in our borrowing costs and could reduce our access to global debt capital markets. These factors would have a negative impact on our business, including our competitive position, results of operations, cash flows and financial condition.

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
Customers of leased vehicles typically have an option to return the vehicle to the dealer at the end of the lease term or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealer are sold through online and physical auctions. Residual value risk is the risk that the contractual residual value determined at lease inception will not be recoverable at the end of the lease term. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to us. As a result, we are exposed to risk of loss on the disposition of leased vehicles to the extent that sales proceeds are not sufficient to cover the carrying value of the leased asset at termination. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, adverse economic conditions, preferences for particular types of vehicles, new vehicle pricing, new vehicle incentive financing programs, new vehicle sales, the actual or perceived quality, safety, or reliability of vehicles, recalls, future plans for new Honda and Acura product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices. See “—We are subject to consumer and dealer credit risk, which could adversely impact our results of operations, cash flows, and financial condition” above.
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
Our operations are subject to regulation, supervision, and licensing under various United States, Canadian, state, provincial, and local statutes, ordinances, and regulations. A failure to comply with applicable regulatory, supervisory, or licensing requirements may adversely affect our business, results of operations, cash flows, and financial condition. Due to events in the global financial markets, regulators have increased their focus on the regulation of the financial services industry. As a result, there have been and may continue to be proposals for laws and regulations that could increase the scope and nature of laws and regulations that are currently applicable to us. Any change in such laws and regulations, whether in the form of new or amended laws or regulations, regulatory policies, supervisory action, or the application of any of the above, may adversely affect our business, results of operations, cash flows, and financial condition by increasing our costs to comply with the new laws, prohibiting or limiting the amount of certain revenues we currently receive, or constraining certain collection or collateral recovery action which are currently available to us. See “—The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition” above.

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
A security breach or cyber attack of our systems could interrupt, damage or harm our operations or result in the slow performance or unavailability of our information systems for some customers. We collect, analyze and retain certain types of personally identifiable and other information pertaining to our customers and employees through internal and third party information technology systems. We also store confidential business, employee and technical information. A security breach or cyber attack of these systems, including those caused by physical or electronic break-ins, computer virus, malware, attacks by hackers or foreign governments, disruptions from authorized access and tampering (including through social engineering such as phishing attacks) and similar breaches, could expose us to a risk of loss of this information, regulatory scrutiny, claims for damages, penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on current and future business with current and potential customers. Information security risks have increased recently because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. In some cases, it may be difficult to anticipate or immediately detect security breaches and the damage they cause. We monitor and review our security systems and by using a Total Quality Management methodology, we update the posture of these systems based on the current threat environment.
We may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. It is also possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. The occurrence of any of these events could have a material adverse effect on our business. For example, in June 2020, HMC and its subsidiaries, including AHFC and HCFI, experienced a cyber-attack. As a result, certain business operations were temporarily suspended but have since resumed. HMC and affected subsidiaries are continuing to investigate, including the identity of the attackers and the method by which they gained access. As of the date of this report, no damages to customers or other third parties, such as leaks of information, have been confirmed. While countermeasures have been taken to minimize the impacts of the attack and prevent similar or additional attacks, because the investigation has not been completed yet, there may be undetected impacts of the attack, and the countermeasures may not be sufficient to prevent similar or additional attacks.
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
Dividends are declared and paid by AHFC if, when, and as determined by its Board of Directors. AHFC declared and paid semi-annual cash dividends to its parent, AHM, of $292 million and $313 million during the fiscal year ended March 31, 2020 and $235 million and $271 million during the fiscal year ended March 31, 2019.
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
We derived the consolidated balance sheet data as of March 31, 2020 and 2019 and the consolidated statements of income data for the fiscal years ended March 31, 2020, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this annual report. We derived the consolidated balance sheet data as of March 31, 2018 from our audited consolidated financial statements that are not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended March 31,
	2020	2019	2018

	(U.S. dollars in millions)
Consolidated Statement of Income Data
Revenues:
Retail loans	$1,737	$1,614	$1,382
Dealer loans	222	232	175
Operating leases	7,749	7,253	6,890
Total revenues	9,708	9,099	8,447
Leased vehicle expenses (1)	5,693	5,389	5,391
Interest expense	1,241	1,190	897
Net revenues	2,774	2,520	2,159
Other income	88	71	56
Total net revenues	2,862	2,591	2,215
Expenses:
General and administrative expenses	498	456	439
Provision for credit losses	402	249	244
Impairment loss on operating leases	—	14	—
Early termination loss on operating leases	331	101	108
(Gain)/Loss on derivative instruments	305	509	(550)
(Gain)/Loss on foreign currency revaluation of debt	(107)	(407)	494
Total expenses	1,429	922	735
Income before income taxes	1,433	1,669	1,480
Income tax expense/(benefit) (2)	424	428	(2,629)
Net income	1,009	1,241	4,109
Less: Net income attributable to noncontrolling interest	97	96	100
Net income attributable to American Honda Finance Corporation	$912	$1,145	$4,009

	March 31,
	2020	2019	2018

	(U.S. dollars in millions)
Consolidated Balance Sheet Data
Finance receivables, net (3):
Retail loans	$34,318	$34,790	$32,640
Dealer loans	5,606	5,835	5,495
Allowance for credit losses	(370)	(201)	(179)
Total finance receivables, net	$39,554	$40,424	$37,956
Investment in operating leases, net	$33,843	$32,606	$31,817
Total assets	$77,256	$75,964	$72,626
Debt:
Commercial paper	$5,490	$5,755	$5,167
Related party debt	533	749	1,085
Bank loans	4,938	4,962	5,419
Medium term note programs	26,157	25,984	24,207
Other debt	3,266	3,514	3,250
Secured debt	9,748	8,790	8,733
Total debt	$50,132	$49,754	$47,861
Total shareholder’s equity (4)	$16,586	$16,336	$15,730

	As of or for the years ended March 31,
	2020	2019	2018
Other Key Consolidated Financial Data
Ratio of debt to shareholder’s equity	3.02x	3.05x	3.04x
______________________________

(1)
The change in presentation of lessor costs resulting from lessor accounting changes that were adopted on April 1, 2019 contributed to the increase in leased vehicle expenses in the fiscal year ended March 31, 2020. For additional information regarding leases, see Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements.

(2)	The enactment of the Tax Cuts and Jobs Act on December 22, 2017 resulted in income tax benefit recognized for fiscal year ended March 31, 2018.

(3)	Net of unearned interest, fees and subsidy income, and deferred origination costs.

(4)	Excludes noncontrolling interest in subsidiary.

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
References in this report to our "fiscal year 2021", “fiscal year 2020” and “fiscal year 2019” refer to our fiscal year ending March 31, 2021, fiscal year ended March 31, 2020 and fiscal year ended March 31, 2019, respectively.

COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a global pandemic. Extraordinary governmental measures were enacted in efforts to slow down and control the spread of COVID-19 including travel bans and border closings, shelter-in-place orders, closures of non-essential businesses and social distancing requirements. These restrictions, along with the related changes in consumer behaviors, have resulted in an economic slowdown and a significant increase in unemployment in the United States and Canada.
We have modified certain business practices, including remote work arrangements, and we may take further action as may be required by government authorities, or that we determine are in the best interest of our employees, customers and dealers. As of the date of this report, our remote work arrangements have not caused material adverse disruptions to our business operations or financial reporting functions. We also implemented temporary furloughs and salary reductions in an effort to reduce expenses.
To assist our existing retail loan and lease customers who may have been impacted by COVID-19, we granted payment deferrals to those customers who requested assistance beginning in mid-March 2020. The deferral period is up to a maximum of 3 months in the United States and 4 months in Canada, generally from the date the customer was initially granted the deferral. Interest on retail loans continues to accrue during the deferral period. Through the end of May 2020, approximately 9% of our retail loans and approximately 11% of our retail leases have been granted payment deferrals. The highest volume of payment deferrals were granted during the month of April 2020. We plan to continue offering payment deferrals for those customers who request them through the end of June 2020. Although these payment deferrals will result in delays in collections, customers who are taking advantage of the deferrals are not considered delinquent during such deferral periods and therefore are not reflected in our delinquency measures as of March 31, 2020. It is expected that some customers will not be able to make their contractual payments after the deferral period and will ultimately default. We also had a temporary moratorium on involuntary repossessions starting mid-March but have since resumed repossessing vehicles in June 2020 in certain states. Delinquencies, repossessions, and charge-offs on retail loans and realized losses on early terminations of operating leases are expected to begin rising in the first and second quarters of fiscal year 2021 as the payment deferrals expire. We increased our allowance for credit losses and estimated early termination losses on operating leases significantly as of March 31, 2020 to reflect the current estimated impact of COVID-19.
Many Honda and Acura dealerships temporarily suspended their sales operations beginning in mid-March. To help support the dealers during this period of disruption to their operations, beginning in March 2020, we granted deferrals of interest payments on floorplans and principal payments on commercial loans generally for a period of 3 months. For the majority of dealers who were granted deferrals, the deferral period will expire in June 2020. Interest continues to accrue during the deferral period.
The suspension of sales operations at Honda and Acura dealerships and the decline in consumer demand had a significant impact on the sale of Honda and Acura vehicles starting in mid-March 2020. As a result, our consumer financing acquisition volumes also declined significantly. As a general indicator of the magnitude of the decline, consumer financing acquisition volumes was approximately 35% lower during the first two months of fiscal year 2021 as compared to the same period in fiscal year 2020. The decline in acquisition volumes was the most severe during April 2020 but improved in May 2020 as most dealerships resumed their sales operations. Month-over-month, overall consumer financing acquisition volumes increased by approximately 90% during May 2020 as compared to April 2020 primarily due to increased acquisition of new auto retail loans.
Sales of returned vehicles were limited during April 2020 as most physical auctions temporarily suspended operations. In early May 2020, physical auctions resumed under limited capacity and sales volumes have increased steadily since then. We expect used vehicle prices to be negatively impacted in the near term. Sustained declines in estimated used vehicle prices may result in a significant increase in depreciation expense over the remaining lease terms and, depending on the severity of the decline, potential impairment charges.
The COVID-19 pandemic has also led to disruption and volatility in the global capital markets, which has and may continue to increase our cost of capital and adversely affect our ability to access the capital markets. To improve our liquidity position for potential disruptions in funding sources, we increased our cash balances in part through additional term loans in March 2020 and a medium-term note issuance in April 2020.
The near-and-long term impact of COVID-19 to our business remains highly uncertain and cannot be accurately predicted at this time. Although some of the initial governmental measures that were enacted to control the spread of COVID-19 have begun to be scaled back, a resurgence in the spread of COVID-19 may result in the reimplementation of certain restrictions. See Item 1A, Risk Factors in this Annual Report on Form 10-K for additional information.

Results of Operations
The following table presents our income before income taxes:

	Years ended March 31,
	2020	2019	2018

	(U.S. dollars in millions)
Income before income taxes:
United States segment	$1,157	$1,396	$1,194
Canada segment	276	273	286
Total income before income taxes	$1,433	$1,669	$1,480

Comparison of Fiscal Years Ended March 31, 2020 and 2019
Our consolidated income before income taxes was $1,433 million in fiscal year 2020 compared to $1,669 million in fiscal year 2019. This decrease of $236 million, or 14%, was due to the following differences:

	Years ended March 31,
	2020	2019	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$1,737	$1,614	$123	8%
Dealer	222	232	(10)	(4)%
Operating leases, net of leased vehicle expenses	2,056	1,864	192	10%
Interest expense	(1,241)	(1,190)	(51)	4%
Other income	88	71	17	24%
Total net revenues	2,862	2,591	271	10%
Expenses:
General and administrative expenses	498	456	42	9%
Provision for credit losses	402	249	153	61%
Impairment loss on operating leases	—	14	(14)	n/m
Early termination loss on operating leases	331	101	230	228%
(Gain)/Loss on derivative instruments	305	509	(204)	(40)%
(Gain)/Loss on foreign currency revaluation of debt	(107)	(407)	300	(74)%
Total expenses	1,429	922	507	55%
Total income before income taxes	$1,433	$1,669	$(236)	(14)%
n/m= not meaningful

Segment Results—Comparison of Fiscal Years Ended March 31, 2020 and 2019
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment			Canada Segment			Consolidated
	Years ended March 31,			Years ended March 31,			Years ended March 31,
	2020	2019	2018	2020	2019	2018	2020	2019	2018

	(U.S. dollars in millions)
Revenues:
Retail	$1,533	$1,406	$1,181	$204	$208	$201	$1,737	$1,614	$1,382
Dealer	198	211	158	24	21	17	222	232	175
Operating leases	6,402	6,001	5,815	1,347	1,252	1,075	7,749	7,253	6,890
Total revenues	8,133	7,618	7,154	1,575	1,481	1,293	9,708	9,099	8,447
Leased vehicle expenses	4,667	4,420	4,532	1,026	969	859	5,693	5,389	5,391
Interest expense	1,063	1,015	770	178	175	127	1,241	1,190	897
Net revenues	2,403	2,183	1,852	371	337	307	2,774	2,520	2,159
Other income	77	63	50	11	8	6	88	71	56
Total net revenues	2,480	2,246	1,902	382	345	313	2,862	2,591	2,215
Expenses:
General and administrative expenses	439	403	384	59	53	55	498	456	439
Provision for credit losses	393	242	239	9	7	5	402	249	244
Impairment loss on operating leases	—	14	—	—	—	—	—	14	—
Early termination loss on operating leases	327	98	105	4	3	3	331	101	108
(Gain)/Loss on derivative instruments	271	500	(514)	34	9	(36)	305	509	(550)
(Gain)/Loss on foreign currency revaluation of debt	(107)	(407)	494	—	—	—	(107)	(407)	494
Income before income taxes	$1,157	$1,396	$1,194	$276	$273	$286	$1,433	$1,669	$1,480
Revenues
Revenue from retail loans in the United States segment increased by $127 million, or 9%, during fiscal year 2020 compared to fiscal year 2019. The increase in revenue was attributable to higher average outstanding balances and higher yields. Revenue from retail loans in the Canada segment, which includes the remaining balance of direct financing leases, decreased by $4 million, or 2%, during fiscal year 2020 compared to fiscal year 2019. The decrease in revenue was attributable to the decline in direct financing leases due to runoff.
Operating lease revenue increased by $401 million, or 7%, in the United States segment and by $95 million, or 8%, in the Canada segment during fiscal year 2020 compared to fiscal year 2019. The increases in the United States and Canada segments were attributable to higher net revenue on more recently acquired operating leases and higher average outstanding operating lease assets.
Revenue from dealer loans in the United States segment decreased by $13 million, or 6%, during fiscal year 2020 compared to fiscal year 2019. The decrease was attributable to lower yields and lower average outstanding balances. Revenue from dealer loans in the Canada segment increased by $3 million, or 14%, primarily due to higher average outstanding balances and higher yields.
Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $6 million to $1,639 million during fiscal year 2020 compared to $1,633 million during fiscal year 2019. The increase was primarily due to higher average subsidy payments received.

Leased vehicle expenses
Leased vehicle expense increased by $247 million, or 6%, in the United States segment and by $57 million, or 6%, in the Canada segment during fiscal year 2020 compared to fiscal year 2019. The increases in the United States and Canada segments were attributable to the increase in depreciation on operating leases due to higher average outstanding operating lease assets and the change in presentation of lessor costs resulting from lessor accounting changes that were adopted on April 1, 2019. For additional information regarding leases, see Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements.
Interest expense
Interest expense in the United States segment increased by $48 million, or 5%, during fiscal year 2020 compared to fiscal year 2019. The increase was attributable to an increase in average outstanding debt and higher average interest rates. Interest expense in the Canada segment increased by $3 million, or 2%, primarily due to higher average interest rates. See “—Liquidity and Capital Resources” below for more information.
Provision for credit losses
The provision for credit losses in the United States segment increased by $151 million, or 62%, during fiscal year 2020 compared to fiscal year 2019. The increase in the provision was primarily attributable to the estimated impact of COVID-19 and the expected increase in defaults on retail loans. The increase in the provision was partially offset by the change to the income statement presentation for uncollectible operating lease receivables from the lessor accounting change that was adopted on April 1, 2019. For additional information regarding leases, see Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements. The provision for credit losses in the Canada segment increased by $2 million, or 29%, during fiscal year 2020 compared to fiscal year 2019 due to the estimated impact of COVID-19. See “—COVID-19 Pandemic" above and “—Financial Condition—Credit Risk” below for more information.
Impairment loss on operating leases
No impairment losses on operating leases due to declines in estimated residual values were recognized during fiscal year 2020. Impairment loss on operating leases of $14 million was recognized in the United States segment during fiscal year 2019 due to lower estimated residual values of a certain model of leased vehicles. See “—Financial Condition—Lease Residual Value Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases in the United States segment increased by $229 million, or 234%, during fiscal year 2020 compared to fiscal year 2019 primarily due to the estimated impact of COVID-19. Early termination losses on operating leases in the Canada segment increased by $1 million during fiscal year 2020 compared to fiscal year 2019. See “—COVID-19 Pandemic" above and “—Financial Condition—Credit Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a loss on derivative instruments of $271 million during fiscal year 2020 compared to a loss of $500 million during fiscal year 2019. The loss in fiscal year 2020 was attributable to losses on pay fixed interest rate swaps of $676 million and cross currency swaps of $177 million, partially offset by gains on pay float interest rate swaps of $582 million. The losses on pay fixed interest rate swaps and gains on pay float interest rate swaps during fiscal year 2020 were primarily due to declines in applicable swap rates during the period. The losses on cross currency swaps during fiscal year 2020 were attributable to the U.S. dollar strengthening against the Euro and Sterling and the effect of unwinding the discount on swap valuations during the period. In the Canada segment, we recognized a loss on derivative instruments of $34 million during fiscal year 2020 compared to a loss of $9 million during fiscal year 2019. The losses during fiscal year 2020 were due to declines in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $107 million during fiscal year 2020 compared to a gain of $407 million during fiscal year 2019. The gain during fiscal year 2020 was primarily due to the U.S. dollar strengthening against the Euro and Sterling during the period.

Income tax expense
Our consolidated effective tax rate was 29.6% for fiscal year 2020 and 25.6% for fiscal year 2019. The increase in the effective tax rate for fiscal year 2020 was primarily due to the net effect of a reduction in the benefit of tax credits generated in fiscal year 2020, a non-recurring tax benefit in fiscal year 2019 related to U.S. tax reform Transition Tax adjustments, an increase in uncertain tax positions, and a decrease in state taxes due to a change in estimated state tax rates. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Years ended March 31,
	2020		2019		2018
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	414	229	486	332	477	307
Used auto	125	21	123	26	104	26
Motorcycle and other	70	1	69	4	73	11
Total retail loans	609	251	678	362	654	344
Leases	549	436	495	438	452	361
Canada Segment
Retail loans:
New auto	58	51	63	61	70	68
Used auto	5	1	5	1	9	6
Motorcycle and other	8	7	8	6	8	7
Total retail loans	71	59	76	68	87	81
Leases	88	83	92	91	85	84
Consolidated
Retail loans:
New auto	472	280	549	393	547	375
Used auto	130	22	128	27	113	32
Motorcycle and other	78	8	77	10	81	18
Total retail loans	680	310	754	430	741	425
Leases	637	519	587	529	537	445
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

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Years ended March 31,
	2020	2019	2018
United States Segment
New auto	63%	61%	57%
Motorcycle	34%	36%	38%
Canada Segment
New auto	83%	79%	78%
Motorcycle	30%	29%	32%
Consolidated
New auto	65%	63%	59%
Motorcycle	33%	35%	37%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	March 31,			March 31,
	2020	2019	2018	2020	2019	2018

	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$24,353	$25,201	$23,700	1,510	1,569	1,590
Used auto	4,999	4,522	3,685	356	318	268
Motorcycle and other	1,145	1,104	1,074	192	193	197
Total retail loans	$30,497	$30,827	$28,459	2,058	2,080	2,055
Investment in operating leases	$28,809	$27,493	$27,040	1,318	1,300	1,301

Securitized retail loans (2)	$8,977	$7,896	$7,633	703	665	691

Canada Segment
Retail loans:
New auto	$3,195	$3,458	$3,604	258	263	260
Used auto	178	226	309	24	29	36
Motorcycle and other	84	86	89	20	21	21
Total retail loans	$3,457	$3,770	$4,002	302	313	317
Investment in operating leases	$5,034	$5,113	$4,777	296	289	259

Securitized retail loans (2)	$668	$1,177	$1,262	58	92	89
Securitized investment in operating leases (2)	$493	$—	$—	24	—	—

Consolidated
Retail loans:
New auto	$27,548	$28,659	$27,304	1,768	1,832	1,850
Used auto	5,177	4,748	3,994	380	347	304
Motorcycle and other	1,229	1,190	1,163	212	214	218
Total retail loans	$33,954	$34,597	$32,461	2,360	2,393	2,372
Investment in operating leases	$33,843	$32,606	$31,817	1,614	1,589	1,560

Securitized retail loans (2)	$9,645	$9,073	$8,895	761	757	780
Securitized investment in operating leases (2)	$493	$—	$—	24	—	—
_______________________

(1)	A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.

(2)
Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet. The outstanding securitized retail loan units as of March 31, 2019 as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 was incorrect due to a clerical error and the corrected units are presented above.

In the United States segment, retail loan acquisition volumes decreased by 10% during fiscal year 2020 compared to fiscal year 2019 primarily due to the decline in sponsored new auto loan acquisition volumes. Lease acquisition volumes increased by 11% during fiscal year 2020 compared to fiscal year 2019 primarily due to the increase in non-sponsored program volumes. In the Canada segment, retail loan acquisition volumes decreased by 7% during fiscal year 2020 compared to fiscal year 2019 primarily due to the decline in sponsored new auto loan acquisition volumes. Lease acquisition volumes decreased by 4% during fiscal year 2020 compared to fiscal year 2019 primarily due to the decrease in sponsored program volumes. Beginning in mid-March 2020, consumer financing acquisition volumes declined significantly due to the impact of COVID-19. See "—COVID-19 Pandemic" above for more information
Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	March 31,
	2020	2019	2018
United States Segment
Automobile	29%	30%	28%
Motorcycle	97%	97%	98%
Other	16%	20%	21%

Canada Segment
Automobile	36%	35%	36%
Motorcycle	96%	95%	95%
Other	93%	95%	95%

Consolidated
Automobile	30%	31%	30%
Motorcycle	97%	97%	97%
Other	19%	22%	23%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Years ended March 31,
	2020	2019	2018
United States Segment
Automobile	26%	27%	28%
Motorcycle	98%	97%	98%
Other	6%	7%	8%
Canada Segment
Automobile	32%	32%	31%
Motorcycle	94%	92%	94%
Other	96%	96%	95%
Consolidated
Automobile	27%	27%	28%
Motorcycle	97%	96%	97%
Other	9%	9%	10%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	March 31,			March 31,
	2020	2019	2018	2020	2019	2018

	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$3,049	$3,308	$3,075	109	121	113
Motorcycle	760	750	738	96	101	100
Other	55	59	60	56	63	67
Total wholesale flooring loans	$3,864	$4,117	$3,873	261	285	280
Commercial loans	$1,020	$1,084	$978

Canada Segment
Wholesale flooring loans:
Automobile	$547	$441	$452	21	17	18
Motorcycle	91	95	98	13	13	13
Other	24	25	29	27	28	31
Total wholesale flooring loans	$662	$561	$579	61	58	62
Commercial loans	$54	$65	$65

Consolidated
Wholesale flooring loans:
Automobile	$3,596	$3,749	$3,527	130	138	131
Motorcycle	851	845	836	109	114	113
Other	79	84	89	83	91	98
Total wholesale flooring loans	$4,526	$4,678	$4,452	322	343	342
Commercial loans	$1,074	$1,149	$1,043
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
The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the years ended March 31,
	2020	2019	2018

	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period	$194	$173	$124
Provision for credit losses	393	203	209
Charge-offs, net of recoveries	(228)	(182)	(160)
Allowance for credit losses at end of period	$359	$194	$173
Allowance as a percentage of ending receivable balance (1)	1.01%	0.53%	0.51%
Charge-offs as a percentage of average receivable balance (1)	0.63%	0.51%	0.49%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$91	$104	$56
As a percentage of ending receivable balance (1), (2)	0.25%	0.28%	0.17%
Operating leases:
Early termination loss on operating leases	$327	$98	$105
Revenue reduction / provision for uncollectible operating lease receivables (3)	27	39	30
Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period	$7	$6	$9
Provision for credit losses	9	6	4
Charge-offs, net of recoveries	(5)	(5)	(7)
Effect of translation adjustment	—	—	—
Allowance for credit losses at end of period	$11	$7	$6
Allowance as a percentage of ending receivable balance (1)	0.22%	0.14%	0.13%
Charge-offs as a percentage of average receivable balance (1)	0.12%	0.12%	0.16%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$3	$4	$8
As a percentage of ending receivable balance (1), (2)	0.08%	0.09%	0.16%
Operating leases:
Early termination loss on operating leases	$4	$3	$3
Revenue reduction / provision for uncollectible operating lease receivables (3)	1	1	1

Consolidated
Finance receivables:
Allowance for credit losses at beginning of period	$201	$179	$133
Provision for credit losses	402	209	213
Charge-offs, net of recoveries	(233)	(187)	(167)
Effect of translation adjustment	—	—	—
Allowance for credit losses at end of period	$370	$201	$179
Allowance as a percentage of ending receivable balance (1)	0.92%	0.49%	0.46%
Charge-offs as a percentage of average receivable balance (1)	0.57%	0.47%	0.44%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$94	$108	$64
As a percentage of ending receivable balance (1), (2)	0.23%	0.26%	0.17%
Operating leases:
Early termination loss on operating leases	$331	$101	$108
Revenue reduction / provision for uncollectible operating lease receivables (3)	28	40	31
________________________

(1)
Ending and average receivable balances exclude the allowance for credit losses, unearned subvention income related to our incentive financing programs and deferred origination costs. Average receivable balances are calculated based on the average of each month’s ending receivables balance for that fiscal year.

(2)
For the purposes of determining whether a contract is delinquent, payment is generally considered to have been made, in the case of (i) dealer loans, upon receipt of 100% of the payment when due and (ii) consumer finance receivables, upon receipt of 90% of the sum of the current monthly payment plus any overdue monthly payments. Delinquent amounts presented are the aggregated principal balances of delinquent finance receivables. Finance receivables that were granted payment deferrals are not considered delinquent and are therefore excluded from these delinquency measures.

(3)	Provisions for uncollectible operating lease receivables were included in total provision for credit losses in our consolidated statements of income during fiscal years 2019 and 2018.
In the United States segment, the provision for credit losses on our finance receivables was $393 million during fiscal year 2020 compared to $203 million during fiscal year 2019. The increase in the provision for credit losses was primarily attributable to the estimated impact of COVID-19. The allowance for credit losses was increased significantly in the fourth quarter of fiscal year 2020 to reflect higher expected defaults on retail loans due to the sharp rise in unemployment. Net charge-offs of retail loans during fiscal year 2020 increased compared to the same period in fiscal year 2019, primarily due to higher charge-off frequencies in our lowest credit grade tiers and used auto loans. Delinquencies and net charge-offs during fiscal year 2020 were largely unaffected by COVID-19 since the increase in unemployment did not occur until the last weeks of the fiscal year. Delinquencies and charge-offs are expected to rise in the first and second quarters of fiscal year 2021 as the payment deferrals expire. As a result of lessor accounting changes that were adopted on April 1, 2019, allowances for uncollectible operating lease receivables were recognized as a reduction to lease revenue rather than recording the losses through the provision for credit losses. See Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements for additional information. We recognized early termination losses on operating lease assets of $327 million during fiscal year 2020 compared to $98 million during fiscal year 2019. The increase was primarily due to the estimated impact of COVID-19 and the expected increase in lessee defaults.
In the Canada segment, the provision for credit losses on our finance receivables was $9 million during fiscal year 2020 compared to $6 million during fiscal year 2019. The increase was due to the estimated impact of COVID-19. Early termination losses on operating lease assets was $4 million during fiscal year 2020 compared to $3 million during fiscal year 2019.

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
We expect used vehicle prices to be negatively impacted in the near term due to the disruption in physical auctions and declines in demand for used vehicles as a result of COVID-19, which will result in higher depreciation expense. Sustained declines in used vehicle prices may result in significant increases in depreciation expense over the remaining lease terms and, depending on the severity of the declines, potential impairment charges.
The following table summarizes our number of lease terminations and the method of disposition:

	Years ended March 31,
	2020	2019	2018

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	359	319	264
Sales through auctions and dealer direct programs (3)	156	155	167
Total termination units	515	474	431
Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	78	65	49
Sales through auctions and dealer direct programs (3)	7	6	7
Total termination units	85	71	56
Consolidated
Termination units:
Sales at outstanding contractual balances (2)	437	384	313
Sales through auctions and dealer direct programs (3)	163	161	174
Total termination units	600	545	487
_______________________

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.

(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.

(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.

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
In an effort to minimize liquidity risk and interest rate risk and the resulting negative effects on our margins, results of operations and cash flows, our funding strategy incorporates investor diversification and the utilization of multiple funding sources including commercial paper, medium term notes, bank loans and asset-backed securities. We incorporate a funding strategy that takes into consideration factors such as the interest rate environment, domestic and foreign capital market conditions, maturity profiles, and economic conditions. See above under “—COVID-19 Pandemic" for additional information. We believe that our funding sources, combined with cash provided by operating and investing activities, will provide sufficient liquidity for us to meet our debt service and working capital requirements over the next twelve months.
The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of March 31, 2020, 2019 and 2018 includes foreign currency denominated debt which was translated into U.S. dollars using the relevant exchange rates as of March 31, 2020, 2019 and 2018, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar), “€” (Euro) and “£” (Sterling) were converted into U.S. dollars solely for convenience based on the exchange rate on March 31, 2020 of 1.4062, 1.1016 and 1.2437, respectively, per U.S. dollar. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

				Weighted average contractual interest rate
	March 31,			March 31,
	2020	2019	2018	2020	2019	2018

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,486	$5,029	$4,437	1.83%	2.67%	1.91%
Bank loans	3,797	3,896	4,393	2.21%	3.30%	2.52%
Private MTN program	999	999	1,698	3.84%	3.84%	5.40%
Public MTN program	25,130	24,117	21,398	2.07%	2.35%	1.92%
Euro MTN programme	28	868	1,111	2.23%	1.89%	1.95%
Total unsecured debt	34,440	34,909	33,037
Secured debt	8,710	7,671	7,521	2.26%	2.41%	1.68%
Total debt	$43,150	$42,580	$40,558

Canada Segment
Unsecured debt:
Commercial paper	$1,004	$726	$730	1.73%	2.06%	1.55%
Related party debt	533	749	1,085	1.76%	2.18%	1.64%
Bank loans	1,141	1,066	1,026	2.01%	2.62%	2.27%
Other debt	3,266	3,514	3,250	2.47%	2.50%	2.20%
Total unsecured debt	5,944	6,055	6,091
Secured debt	1,038	1,119	1,212	2.13%	2.49%	2.09%
Total debt	$6,982	$7,174	$7,303

Consolidated
Unsecured debt:
Commercial paper	$5,490	$5,755	$5,167	1.81%	2.60%	1.86%
Related party debt	533	749	1,085	1.76%	2.18%	1.64%
Bank loans	4,938	4,962	5,419	2.16%	3.16%	2.48%
Private MTN program	999	999	1,698	3.84%	3.84%	5.40%
Public MTN program	25,130	24,117	21,398	2.07%	2.35%	1.92%
Euro MTN programme	28	868	1,111	2.23%	1.89%	1.95%
Other debt	3,266	3,514	3,250	2.47%	2.50%	2.20%
Total unsecured debt	40,384	40,964	39,128
Secured debt	9,748	8,790	8,733	2.25%	2.42%	1.74%
Total debt	$50,132	$49,754	$47,861
Commercial Paper
As of March 31, 2020, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.8 billion). Interest rates on the commercial paper are fixed at the time of issuance. During fiscal year 2020, consolidated commercial paper month-end outstanding principal balances ranged from $4.2 billion to $6.2 billion.

Related Party Debt
HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days.
Bank Loans
During fiscal year 2020, AHFC entered into five floating rate term loan agreements for a total of $1.0 billion and one fixed rate term loan for $200 million. HCFI entered into one floating rate term loan agreement for C$250 million ($178 million) and two fixed rate term loan agreements for a total of C$180 million ($128 million). As of March 31, 2020, we had bank loans denominated in U.S. dollars and Canadian dollars with floating and fixed interest rates, in principal amounts ranging from $36 million to $600 million. As of March 31, 2020, the remaining maturities of all bank loans outstanding ranged from 87 days to approximately 5.0 years. The weighted average remaining maturity on all bank loans was 1.9 years as of March 31, 2020.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of March 31, 2020, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.
Medium Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. As of March 31, 2020, the remaining maturities of Private MTNs outstanding did not exceed 1.5 years. Private MTNs were issued pursuant to the terms of an issuing and paying agency agreement, which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of March 31, 2020, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During fiscal year 2020, AHFC issued $2.7 billion aggregate principal amount of U.S. dollar denominated floating rate MTNs and $4.7 billion aggregate principal amount of U.S. dollar denominated fixed rate notes, with an original maturity ranging from 12 months to 7.0 years. The weighted average remaining maturities of all Public MTNs was 2.3 years as of March 31, 2020.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of March 31, 2020, management believes that AHFC was in compliance with all covenants under the indenture.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2020, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	March 31,
	2020	2019	2018

	(U.S. dollars in millions)
U.S. dollar	$22,309	$21,210	$19,717
Euro	3,076	3,969	3,623
Sterling	744	778	839
Japanese yen	28	27	28
Total	$26,157	$25,984	$24,207
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During fiscal year 2020, HCFI entered into one private placement transaction for C$500 million ($356 million). As of March 31, 2020, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 17 days to approximately 5.1 years. The weighted average remaining maturities of these notes was 2.5 years as of March 31, 2020.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2020, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
Secured Debt
Asset-Backed Securities
We enter into securitization transactions for funding purposes. Our securitization transactions involve transferring pools of retail loans and operating leases to bankruptcy-remote special purpose entities (SPEs). The SPEs are established to accommodate securitization structures, which have the limited purpose of acquiring assets, issuing asset-backed securities, and making payments on the securities. Assets transferred to SPEs are considered legally isolated from us and the claims of our creditors. We continue to service the retail loans and operating leases transferred to the SPEs. Investors in the notes issued by a SPE only have recourse to the assets of such SPE and do not have recourse to the assets of AHFC, HCFI, or our other subsidiaries or to other SPEs. The assets of SPEs are the only source of funds for repayment on the notes.
Our securitizations are structured to provide credit enhancements to investors in the notes issued by the SPEs. Credit enhancements can include the following:

•	Subordinated certificates— securities issued by SPEs that are retained by us and are subordinated in priority of payment to the notes.

•	Overcollateralization— securitized asset balances that exceed the balance of securities issued by SPEs.

•	Excess interest— excess interest collections to be used to cover losses on defaulted loans.

•	Reserve funds— restricted cash accounts held by the SPEs to cover shortfalls in payments of interest and principal required to be paid on the notes.

•	Yield supplement accounts—restricted cash accounts held by SPEs to supplement interest payments on notes.
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

During fiscal year 2020, we issued notes through asset-backed securitizations totaling $6.2 billion, which were secured by assets with an initial balance of $6.8 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $3.5 billion 364-day credit agreement, which expires on February 26, 2021, a $2.1 billion credit agreement, which expires on February 28, 2023, and a $1.4 billion credit agreement, which expires on February 28, 2025. As of March 31, 2020, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.4 billion) credit agreement which provides that HCFI may borrow up to C$1 billion ($711 million) on a one-year revolving basis and up to C$1 billion ($711 million) on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 25, 2021 and the five-year tranche of the credit agreement expires on March 25, 2025. As of March 31, 2020, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of March 31, 2020, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of March 31, 2020, no amounts were drawn upon under these agreements. These agreements expire in September 2020. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
Keep Well Agreements
HMC has entered into separate Keep Well Agreements with AHFC and HCFI. For additional information, refer to “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and AHFC Keep Well Agreement” and “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and HCFI Keep Well Agreement.”
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $68 million, $23 million and $22 million during fiscal years 2020, 2019 and 2018, respectively, pursuant to these Support Compensation Agreements and the predecessor agreements.
Indebtedness of Consolidated Subsidiaries
As of March 31, 2020, AHFC and its consolidated subsidiaries had $59.7 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $17.2 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

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
Contractual Obligations
The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, by fiscal year payment period, as of March 31, 2020:

	Payments due by period
	Total	2021	2022	2023	2024	2025	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$40,453	$15,768	$7,767	$8,193	$4,792	$2,077	$1,856
Secured debt obligations (1)	9,762	5,089	2,944	1,463	266	—	—
Interest payments on debt (2)	2,116	833	548	354	201	80	100
Operating lease obligations	61	10	9	9	8	7	18
Total	$52,392	$21,700	$11,268	$10,019	$5,267	$2,164	$1,974
_______________________

(1)
Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of March 31, 2020.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of March 31, 2020.
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
Sensitivity Analysis
Our allowance for credit losses and early termination losses on operating leases requires significant judgment about inherently uncertain factors. The estimates are based on management’s evaluation of many factors, including our historical credit loss experience, the value of the underlying collateral, delinquency trends, and economic conditions. The estimates are based on information available as of each reporting date. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates. 10% and 20% increases in estimated incurred losses on our consumer finance receivables would have resulted in increases to the allowance for credit losses as of March 31, 2020 of $36 million and $73 million, respectively. Similarly, 10% and 20% increases in estimated incurred losses due to defaults on operating leases would have resulted in increases to estimated early termination losses as of March 31, 2020 of $32 million and $63 million, respectively.

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
Sensitivity Analysis
If future estimated auction values for all outstanding operating leases as of March 31, 2020 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $74 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $13 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of March 31, 2020. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.
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

To provide a quantitative measure of the sensitivity of interest rate movements on our pre-tax cash flows, we have estimated the effect of a hypothetical 100 basis point increase and decrease to benchmark interest rates on our floating rate financial instruments for the 12-month periods ending March 31, 2021 and 2020 below. Our estimates were based upon our existing receivables, debt, and derivatives as of March 31, 2020 and 2019. We do not include any assumptions for reinvestment of maturing assets and refinancing of maturing debt. The estimates for a 100 basis point decrease assume that rates cannot fall below zero percent.

	Impact on pre-tax cash flows for the 12 months ending March 31,
Hypothetical change in interest rate	2021	2020
100 basis point increase	$17 million decrease	$21 million increase
100 basis point decrease	$17 million increase	$21 million decrease
The net impact on pre-tax cash flows of a hypothetical increase or decrease in interest rates was lower for the period ending March 31, 2021 compared to the period ending March 31, 2020 due to the increase in the mix of pay float relative to receive float instruments.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2020, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2020.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC applicable to non-accelerated filers.

Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 14. Principal Accounting Fees and Services
The following table represents aggregate costs for fees and services provided to us by our independent registered public accounting firm, KPMG LLP.

	Years ended March 31,
	2020	2019

	(U.S. dollars in thousands)
Audit fees	$6,653	$6,874
Audit-related fees	428	428
Tax fees	—	—
All other fees	—	—
Total	$7,081	$7,302
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

4.5(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.6(6)	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.7	Form of Fixed Rate Medium-Term Note, Series A (7) and Form of Floating Rate Medium-Term Note, Series A (8).
4.8(9)	Description of 1.300% Medium-Term Notes, Series A, due March 21, 2022
4.9(9)	Description of 2.625% Medium-Term Notes, Series A, due October 14,2022
4.10(9)	Description of 1.375% Medium-Term Notes, Series A, due November 10,2022
4.11(9)	Description of 0.550% Medium-Term Notes, Series A, due March 17,2023
4.12(9)	Description of 0.750% Medium-Term Notes, Series A, due January 17,2024
4.13(9)	Description of 0.350% Medium-Term Notes, Series A, due August 26,2022
4.14(24)	Description of 1.600% Medium-Term Notes, Series A, due April 20, 2022
4.15(24)	Description of 1.950% Medium-Term Notes, Series A, due October 18, 2024

Exhibit Number	Description
10.1(10)
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

10.2(11)	Amendment, dated as of June 30, 2014, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.3(12)	Second Amendment, dated as of March 13, 2015, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.4(13)	Third Amendment, dated as of March 23, 2016, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.5(14)	Fourth Amendment dated as of March 23, 2017 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.6(15)	Fifth Amendment dated as of March 13, 2018 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.7(9)	Sixth Amendment, dated as of March 12, 2019 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.8(16)	Seventh Amendment, dated as of March 19, 2020 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.9(17)
$3,500,000,000 364-Day Credit Agreement, dated February 28, 2020, among American Honda Finance Corporation, as the borrower, the lenders from time to time party thereto, MUFG Bank Ltd., as administrative agent and auction agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, BNP Paribas and Citibank, N.A., as documentation agents and MUFG Bank, Ltd., J.P. Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas Securities Corp, BofA Securities, Inc., Citigroup Global Markets Inc. and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners.

10.10(18)
$2,100,000,000 Three-Year Credit Agreement, dated February 28, 2020, among American Honda Finance Corporation, as the borrower, the lenders from time to time party thereto, MUFG Bank, Ltd., as administrative agent and auction agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, BNP Paribas and Citibank, N.A., as documentation agents and MUFG Bank, Ltd., J.P. Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas Securities Corp, BofA Securities, Inc., Citigroup Global Markets Inc. and Mizuho Bank. Ltd., as joint lead arrangers and joint bookrunners.

10.11(19)
$1,400,000,000 Five-Year Credit Agreement, dated February 28, 2020, among American Honda Finance Corporation, as the borrower, the lenders from time to time party thereto, MUFG Bank. Inc., as administrative agent and auction agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, BNP Paribas and Citibank, N.A., as documentation agents and MUFG Bank. Ltd., J.P. Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas Securities Corp, BofA Securities, Inc., Citigroup Global Markets Inc. and Mizuho Bank. Ltd., as joint lead arrangers and joint bookrunners.

10.12(20)	Keep Well Agreement between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated September 9, 2005.
10.13(21)	Support Compensation Agreement, between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated as of April 1, 2019.
10.14(22)	Keep Well Agreement between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated September 26, 2005.
10.15(23)	Support Compensation Agreement, between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated as of April 1, 2019.
23.1(24)	Consent of KPMG LLP
31.1(24)	Certification of Principal Executive Officer
31.2(24)	Certification of Principal Financial Officer

Exhibit Number	Description
32.1(25)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(25)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(24)	XBRL Instance Document
101.SCH(24)	XBRL Taxonomy Extension Schema Document
101.CAL(24)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(24)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(24)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(24)	XBRL Taxonomy Extension Definition Linkbase Document
________________________

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.

(2)	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.

(3)	Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.

(4)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.

(5)	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.

(6)	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 8, 2018.

(7)	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated August 8, 2019.

(8)	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 8, 2019.

(9)	Incorporated herein by reference to the same numbered Exhibit filed with our annual report on Form 10-K, dated June 21, 2019.

(10)	Incorporated herein by reference to the same numbered Exhibit filed with our current report on Form 8-K, dated March 24, 2014.

(11)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated June 30, 2014.

(12)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 13, 2015.

(13)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2016.

(14)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2017.

(15)	Incorporated herein by reference to the same numbered Exhibit filed with our annual report on Form 10-K, dated June 21, 2018.

(16)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2020.

(17)	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 4, 2020.

(18)	Incorporated herein by reference to Exhibit number 10.2 filed with our current report on Form 8-K, dated March 4, 2020.

(19)	Incorporated herein by reference to Exhibit number 10.3 filed with our current report on Form 8-K, dated March 4, 2020.

(20)	Incorporated herein by reference to Exhibit 10.1 filed with our registration statement on Form 10, dated June 28, 2013.

(21)	Incorporated herein by reference to Exhibit 10.15 filed with our annual report on Form 10-K, dated June 21, 2019.

(22)	Incorporated herein by reference to Exhibit 10.3 filed with our registration statement on Form 10, dated June 28, 2013.

(23)	Incorporated herein by reference to Exhibit 10.17 filed with our annual report on Form 10-K, dated June 21, 2019.

(24)	Filed herewith.

(25)	Furnished herewith.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 22, 2020

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda Vice President and Assistant Secretary (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hideo Moroe	President and Director	June 22, 2020
Hideo Moroe	(Principal Executive Officer)
/s/ Masahiro Nakamura	Vice President, Treasurer and Director	June 22, 2020
Masahiro Nakamura	(Principal Financial Officer)
/s/ Paul C. Honda	Vice President and Assistant Secretary	June 22, 2020
Paul C. Honda	(Principal Accounting Officer)
/s/ Ferrell Kemp	Vice President and Director	June 22, 2020
Ferrell Kemp
Director
Shinji Aoyama
Director
Jiro Morisawa

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
For the fiscal year ended March 31, 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of
American Honda Finance Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., and subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended March 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Los Angeles, California
June 22, 2020

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	March 31,
	2020	2019
Assets
Cash and cash equivalents	$1,503	$795
Finance receivables, net	39,554	40,424
Investment in operating leases, net	33,843	32,606
Due from Parent and affiliated companies	93	162
Income taxes receivable	137	228
Other assets	1,378	1,369
Derivative instruments	748	380
Total assets	$77,256	$75,964
Liabilities and Equity
Debt	$50,132	$49,754
Due to Parent and affiliated companies	72	106
Income taxes payable	239	152
Deferred income taxes	6,589	6,399
Other liabilities	1,689	1,717
Derivative instruments	972	568
Total liabilities	$59,693	$58,696
Commitments and contingencies (Note 9)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of March 31, 2020 and 2019	$1,366	$1,366
Retained earnings	15,395	15,088
Accumulated other comprehensive loss	(175)	(118)
Total shareholder’s equity	16,586	16,336
Noncontrolling interest in subsidiary	977	932
Total equity	17,563	17,268
Total liabilities and equity	$77,256	$75,964
The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 10 for additional information.

	March 31,
	2020	2019
Finance receivables, net	$9,645	$9,073
Investment in operating leases, net	493	—
Other assets	598	600
Total assets	$10,736	$9,673

Secured debt	$9,748	$8,790
Other liabilities	9	8
Total liabilities	$9,757	$8,798
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions)

	Years ended March 31,
	2020	2019	2018
Revenues:
Retail	$1,737	$1,614	$1,382
Dealer	222	232	175
Operating leases	7,749	7,253	6,890
Total revenues	9,708	9,099	8,447
Leased vehicle expenses	5,693	5,389	5,391
Interest expense	1,241	1,190	897
Net revenues	2,774	2,520	2,159
Other income	88	71	56
Total net revenues	2,862	2,591	2,215
Expenses:
General and administrative expenses	498	456	439
Provision for credit losses	402	249	244
Impairment loss on operating leases	—	14	—
Early termination loss on operating leases	331	101	108
(Gain)/Loss on derivative instruments	305	509	(550)
(Gain)/Loss on foreign currency revaluation of debt	(107)	(407)	494
Total expenses	1,429	922	735
Income before income taxes	1,433	1,669	1,480
Income tax expense/(benefit)	424	428	(2,629)
Net income	1,009	1,241	4,109
Less: Net income attributable to noncontrolling interest	97	96	100
Net income attributable to American Honda Finance Corporation	$912	$1,145	$4,009
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Years ended March 31,
	2020	2019	2018
Net income	$1,009	$1,241	$4,109
Other comprehensive income/(loss):
Foreign currency translation adjustment	(109)	(63)	48
Comprehensive income	900	1,178	4,157
Less: Comprehensive income attributable to noncontrolling interest	45	66	123
Comprehensive income attributable to American Honda Finance Corporation	$855	$1,112	$4,034
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2017	$12,786	$10,787	$(110)	$1,366	$743
Net income	4,109	4,009	—	—	100
Other comprehensive loss	48	—	25	—	23
Dividends paid	(347)	(347)	—	—	—
Balance at March 31, 2018	$16,596	$14,449	$(85)	$1,366	$866
Net income	1,241	1,145	—	—	96
Other comprehensive loss	(63)	—	(33)	—	(30)
Dividends paid	$(506)	$(506)	$—	$—	$—
Balance at March 31, 2019	$17,268	$15,088	$(118)	$1,366	$932
Net income	1,009	912	—	—	97
Other comprehensive income	(109)	—	(57)	—	(52)
Dividends paid	(605)	(605)	—	—	—
Balance at March 31, 2020	$17,563	$15,395	$(175)	$1,366	$977
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Years ended March 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$1,009	$1,241	$4,109
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	97	104	(42)
Provision for credit losses	402	249	244
Early termination loss on operating leases and impairment on operating leases	331	115	108
Depreciation on leased vehicles	5,705	5,520	5,481
Accretion of unearned subsidy income	(1,648)	(1,642)	(1,451)
Amortization of deferred dealer participation and other deferred costs	367	339	318
Gain on disposition of lease vehicles	(153)	(131)	(90)
Deferred income taxes	209	374	(2,768)
Changes in operating assets and liabilities:
Income taxes receivable/payable	178	(166)	349
Other assets	(36)	(51)	(56)
Accrued interest/discounts on debt	32	64	69
Other liabilities	(31)	218	96
Due to/from Parent and affiliated companies	34	(4)	88
Net cash provided by operating activities	6,496	6,230	6,455
Cash flows from investing activities:
Finance receivables acquired	(17,221)	(19,058)	(17,971)
Principal collected on finance receivables	17,386	16,140	15,732
Net change in wholesale loans	112	(252)	(337)
Purchase of operating lease vehicles	(17,775)	(16,389)	(14,268)
Disposal of operating lease vehicles	10,548	9,534	8,304
Cash received for unearned subsidy income	1,134	1,966	1,676
Other investing activities, net	(6)	(7)	(46)
Net cash used in investing activities	(5,822)	(8,066)	(6,910)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	37,084	33,697	36,190
Paydown of commercial paper	(37,282)	(33,083)	(35,520)
Proceeds from issuance of short-term debt	629	1,099	381
Paydown of short-term debt	(1,100)	(300)	(325)
Proceeds from issuance of related party debt	3,004	3,812	4,135
Paydown of related party debt	(3,193)	(4,121)	(4,294)
Proceeds from issuance of medium term notes and other debt	8,633	9,278	7,238
Paydown of medium term notes and other debt	(8,144)	(7,949)	(7,174)
Proceeds from issuance of secured debt	6,188	4,764	5,149
Paydown of secured debt	(5,187)	(4,689)	(4,901)
Dividends paid	(605)	(506)	(347)
Net cash provided by financing activities	27	2,002	532
Effect of exchange rate changes on cash and cash equivalents	1	(9)	7
Net increase in cash and cash equivalents	702	157	84
Cash and cash equivalents at beginning of year	1,383	1,226	1,142
Cash and cash equivalents at end of year	$2,085	$1,383	$1,226
Supplemental disclosures of cash flow information:
Interest paid	$1,080	$985	$826
Income taxes paid/(received)	(69)	141	(206)

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	March 31,
	2020	2019	2018
Cash and cash equivalents	$1,503	$795	$783
Restricted cash included in other assets (1)	582	588	443
	$2,085	$1,383	1,226

(1)	Restricted cash balances relate primarily to securitization arrangements (Note 10).
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
The consolidated financial statements include the accounts of AHFC and its subsidiaries. All subsidiaries are wholly-owned, except for HCFI, which is majority-owned (52.33% as of March 31, 2020 and 2019).
The Company also consolidates variable interest entities (VIEs) where the Company is the primary beneficiary. All consolidated VIEs are statutory special purpose entities (SPEs) formed by the Company to accommodate securitization structures.
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
Finance receivables include retail loan and dealer loan portfolio segments. The retail loan portfolio segment consists of retail installment contracts with consumers. The dealer loan portfolio segment consists of wholesale and commercial loans with dealers.
Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. As of March 31, 2020 and 2019, all finance receivables were classified as held-for-investment and reported at amortized cost.
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
The allowance for credit losses is management’s estimate of probable losses incurred on finance receivables and is evaluated, at minimum, on a quarterly basis. The retail loan portfolio segment consists primarily of pools of homogeneous loans with relatively small balances, which are collectively evaluated for impairment. Dealer loans are individually evaluated for impairment when specifically identified as impaired. Dealer loans that have not been specifically identified as impaired are collectively evaluated. An allowance for credit losses is also maintained for estimated probable losses incurred on past due operating lease rental payments.

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

(k)	Securitizations and Variable Interest Entities
The Company enters into securitization transactions for funding purposes. Securitization transactions involve transferring pools of retail loans and operating leases to bankruptcy-remote SPEs. The SPEs are established to accommodate securitization structures, which have the limited purpose of acquiring assets, issuing asset-backed securities, and making payments on the securities. Assets transferred to SPEs are considered legally isolated from the Company and the claims of the Company’s creditors. The Company continues to service the retail loans and operating leases transferred to the SPEs. Investors in the notes issued by a SPE only have recourse to the assets of such SPE and do not have recourse to the assets of AHFC, HCFI, or our other subsidiaries or to other SPEs. The assets of SPEs are the only source for repayment on the notes.

The Company’s securitizations are structured to provide credit enhancements to investors in notes issued by the SPEs. Credit enhancements can include the following:
Subordinated certificates – securities issued by the SPEs that are retained by the Company and are subordinated in priority of payment to the notes.
Overcollateralization – securitized asset balances that exceed the balance of securities issued by SPEs.
Excess interest – excess interest collections to be used to cover losses on defaulted loans.
Reserve funds – restricted cash accounts held by SPEs to cover shortfalls in payments of interest and principal required to be paid on the notes.
Yield supplement accounts – restricted cash accounts held by SPEs to supplement interest payments on notes.
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
The securitization SPEs formed by the Company are VIEs, which are required to be consolidated by their primary beneficiary. The Company is considered to be the primary beneficiary of these SPEs due to (i) the power to direct the activities of the SPEs that most significantly impact the SPEs economic performance through its role as servicer, and (ii) the obligation to absorb losses or the right to receive residual returns that could potentially be significant to the SPEs through the subordinated certificates and residual interest retained.
Consolidation of these SPEs results in the securitization transactions being accounted for as on-balance sheet secured financings. The securitized retail loans and operating leases remain on the consolidated balance sheet of the Company along with the notes issued by the SPEs. The notes are secured solely by the assets of the SPEs and not by any other assets of the Company. The assets of the SPEs are the only source of funds for repayment on the notes. Restricted cash accounts held by the SPEs can only be used to support payments on the notes. The restricted cash accounts are included in the Company’s consolidated balance sheet in other assets. The Company recognizes revenue from retail loans and operating leases and provisions for credit losses and uncollectible operating leases on the securitized assets and interest expense on the related secured debt.

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
All derivative financial instruments are recorded on the consolidated balance sheets at fair value. The Company elects to present derivative instruments in the Company’s consolidated balance sheets on a gross basis rather than on a net basis by counterparty. Refer to Note 5 for additional information. Except in very limited circumstances involving counterparties with consolidated securitization SPEs, AHFC generally has not entered into credit support (collateral) agreements with its counterparties. Changes in the fair value of derivatives are recognized in earnings in the period of the change. In Canada, HCFI is a party to credit support agreements that require posting of cash collateral to mitigate credit risk on derivative positions.

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

(p)	Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses. The Company adopted the new standard and related amendments effective April 1, 2020 on a modified retrospective basis. The allowance for credit losses will increase by approximately $100 million, primarily for retail loans. The after-tax cumulative-effect reduction to opening retained earnings and noncontrolling interest will be approximately $75 million. In general, the provision for credit losses in future periods is expected to have greater volatility under the new standard given the longer forecast period of lifetime expected credit losses.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments modify the disclosure requirements on fair value measurements in Topic 820, based on FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. Certain disclosure requirements were removed, modified and added in Topic 820. This standard is not expected to have an impact on the consolidated financial statements. The Company adopted the new guidance effective April 1, 2020.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts or other transactions affected by reference rate reform if certain criteria are met. The guidance is effective immediately and may be applied prospectively through December 31, 2022. The Company is evaluating applicable contracts and transactions to determine whether to elect the optional guidance.

(2)	Finance Receivables
Finance receivables consisted of the following:

	March 31, 2020
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$34,623	$5,606	$40,229
Allowance for credit losses	(364)	(6)	(370)
Deferred dealer participation and other deferred costs	441	—	441
Unearned subsidy income	(746)	—	(746)
Finance receivables, net	$33,954	$5,600	$39,554

	March 31, 2019
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$35,457	$5,835	$41,292
Allowance for credit losses	(193)	(8)	(201)
Deferred dealer participation and other deferred costs	431	—	431
Unearned subsidy income	(1,098)	—	(1,098)
Finance receivables, net	$34,597	$5,827	$40,424
Finance receivables include retail loans with a net carrying amount of $9.6 billion and $9.1 billion as of March 31, 2020 and 2019, respectively, which have been transferred to bankruptcy-remote SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 10 for additional information.
Contractual maturities of retail loans at March 31, 2020 were as follows:

Year ending March 31,	(U.S. dollars in millions)
2021	$10,034
2022	8,980
2023	7,234
2024	4,956
2025	2,538
Thereafter	881
Total	$34,623
It is the Company’s experience that a portion of the finance receivable portfolio generally is repaid before contractual maturity dates. Aggregate contractual maturities, as shown above for retail finance receivables, should not be regarded as a forecast of future cash collections.

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
Consumer finance receivables in the retail loan segment are collectively evaluated for impairment. Delinquencies and losses are monitored on an ongoing basis and the Company's historical experience provides the primary basis for estimating the allowance. Management utilizes various methodologies when estimating the allowance for credit losses, including models which incorporate vintage loss and delinquency migration analysis. These models take into consideration attributes of the portfolio including loan-to-value ratios, internal and external credit scores at loan inception, collateral types, and loan terms. Market and economic factors such as used vehicle prices, unemployment, and consumer debt service burdens are also incorporated into these models.
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
There were no modifications to the terms of dealer loan contracts that constituted troubled debt restructurings during the fiscal years ended March 31, 2020, 2019 and 2018.
The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the fiscal years ended March 31, 2020, 2019 and 2018. The Company does allow limited payment deferrals on consumer finance receivables. Payment deferrals were also granted to customers impacted by COVID-19. These payment deferrals are not treated as troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period.

The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Year ended March 31, 2020
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$193	$8	$201
Provision	388	14	402
Charge-offs	(317)	(17)	(334)
Recoveries	100	1	101
Effect of translation adjustment	—	—	—
Ending balance	$364	$6	$370
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$1	$1
Collectively evaluated for impairment	364	5	369
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$10	$10
Collectively evaluated for impairment	34,318	5,596	39,914

	Year ended March 31, 2019
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$179	$—	$179
Provision	202	7	209
Charge-offs	(279)	(1)	(280)
Recoveries	91	2	93
Effect of translation adjustment	—	—	—
Ending balance	$193	$8	$201
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$8	$8
Collectively evaluated for impairment	193	—	193
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$150	$150
Collectively evaluated for impairment	34,790	5,685	40,475

	Year ended March 31, 2018
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$133	$—	$133
Provision	211	2	213
Charge-offs	(244)	(2)	(246)
Recoveries	79	—	79
Effect of translation adjustment	—	—	—
Ending balance	$179	$—	$179
Allowance for credit losses – ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	179	—	179
Finance receivables – ending balance:
Individually evaluated for impairment	$—	$128	$128
Collectively evaluated for impairment	32,649	5,367	38,016
Delinquencies
The following is an aging analysis of past due finance receivables:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
March 31, 2020
Retail loans:
New auto	$222	$50	$13	$285	$27,495	$27,780
Used and certified auto	84	20	5	109	5,174	5,283
Motorcycle and other	12	4	2	18	1,237	1,255
Total retail	318	74	20	412	33,906	34,318
Dealer loans:
Wholesale flooring	1	—	—	1	4,529	4,530
Commercial loans	—	—	—	—	1,076	1,076
Total dealer loans	1	—	—	1	5,605	5,606
Total finance receivables	$319	$74	$20	$413	$39,511	$39,924
March 31, 2019
Retail loans:
New auto	$214	$41	$10	$265	$28,521	$28,786
Used and certified auto	70	14	4	88	4,712	4,800
Motorcycle and other	12	3	2	17	1,187	1,204
Total retail	296	58	16	370	34,420	34,790
Dealer loans:
Wholesale flooring	1	—	17	18	4,668	4,686
Commercial loans	51	—	17	68	1,081	1,149
Total dealer loans	52	—	34	86	5,749	5,835
Total finance receivables	$348	$58	$50	$456	$40,169	$40,625

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
Subsequent to origination, collection experience provides an indication of the credit quality of consumer finance receivables. The likelihood of accounts charging off is significantly higher once an account becomes 60 days delinquent. Accounts that are current or less than 60 days past due are considered to be performing. Accounts that are 60 days or more past due are considered to be nonperforming. In addition, principal balances of finance receivables for which payments were deferred due to COVID-19 are still considered to be performing. The table below presents the Company’s portfolio of retail loans by this credit quality indicator:

	Retail new auto loans	Retail used and certified auto loans	Retail motorcycle and other loans	Total consumer finance receivables

	(U.S. dollars in millions)
March 31, 2020
Performing	$27,717	$5,258	$1,249	$34,224
Nonperforming	63	25	6	94
Total	$27,780	$5,283	$1,255	$34,318
March 31, 2019
Performing	$28,735	$4,782	$1,199	$34,716
Nonperforming	51	18	5	74
Total	$28,786	$4,800	$1,204	$34,790
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

	March 31,
	2020			2019
	Wholesale flooring	Commercial loans	Total	Wholesale flooring	Commercial loans	Total

	(U.S. dollars in millions)
Group A	$2,857	$856	$3,713	$3,121	$823	$3,944
Group B	1,672	221	1,893	1,565	326	1,891
Total	$4,529	$1,077	$5,606	$4,686	$1,149	$5,835

(3)	Investment in Operating Leases
Investment in operating leases consisted of the following:

	March 31,
	2020	2019

	(U.S. dollars in millions)
Operating lease vehicles	$43,624	$42,427
Accumulated depreciation	(8,219)	(8,262)
Deferred dealer participation and initial direct costs	131	119
Unearned subsidy income	(1,376)	(1,563)
Estimated early termination losses	(317)	(115)
Investment in operating leases, net	$33,843	$32,606

Operating lease revenue consisted of the following:

	Years ended March 31,
	2020	2019	2018

	(U.S. dollars in millions)
Lease payments	$6,713	$6,395	$6,127
Subsidy income and dealer rate participation, net (1)	968	858	763
Reimbursed lessor costs (2)	68	—	—
Total operating lease revenue, net	$7,749	$7,253	$6,890
________________________
(1) Includes amortization of initial direct costs during the fiscal years ended March 31, 2019 and 2018.
(2) Reimbursed lessor costs were presented net during the fiscal years ended March 31, 2019 and 2018.
Leased vehicle expenses consisted of the following:

	Years ended March 31,
	2020	2019	2018

	(U.S. dollars in millions)
Depreciation expense	$5,705	$5,520	$5,481
Initial direct costs and other lessor costs (1)	141	—	—
Gain on disposition of leased vehicles (2)	(153)	(131)	(90)
Total leased vehicle expenses, net	$5,693	$5,389	$5,391
________________________
(1) Amortization of initial direct costs was presented as a reduction to lease revenue and reimbursed lessor costs were presented net during the fiscal years ended March 31, 2019 and 2018.
(2) Included in the gain on disposition of leased vehicles are end of term charges of $73 million, $70 million and $63 million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively.

Investment in operating leases includes lease assets with a net carrying amount of $493 million as of March 31, 2020, which have been transferred to SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These investments in operating leases are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

Contractual operating lease payments due as of March 31, 2020 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Year ending March 31,	(U.S. dollars in millions)
2021	$5,854
2022	4,042
2023	1,561
2024	250
2025	52
Total	$11,759
The Company recognized $331 million, $101 million and $108 million early termination losses due to lessee defaults for the fiscal years ended March 31, 2020, 2019 and 2018, respectively. Actual net losses realized for the fiscal years ended March 31, 2020, 2019 and 2018 totaled $129 million, $85 million and $80 million, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $28 million for the fiscal year ended March 31, 2020. The general allowance for uncollectible operating lease receivables was recorded through a provision for credit losses of $40 million and $31 million for the fiscal years ended March 31, 2019 and 2018, respectively.
During the fiscal year ended March 31, 2020, the Company considered the impact of COVID-19 on estimated residual values and determined that impairment conditions were not met. No impairment losses on operating leases were recognized during the fiscal year ended March 31, 2020. The Company recognized $14 million of impairment losses on operating leases due to lower estimated residual values of certain models of leased vehicles for the fiscal year ended March 31, 2019. No impairment losses on operating leases were recognized during the fiscal year ended March 31, 2018.

(4)	Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate		Contractual interest rate ranges
	March 31,		March 31,		March 31,
	2020	2019	2020	2019	2020	2019

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,490	$5,755	1.81%	2.60%	1.01 - 2.31%	1.79 - 2.71%
Related party debt	533	749	1.76%	2.18%	1.45 - 2.06%	2.02 - 2.31%
Bank loans	4,938	4,962	2.16%	3.16%	1.44 - 2.55%	2.35 - 3.50%
Private MTN program	999	999	3.84%	3.84%	3.80 - 3.88%	3.80 - 3.88%
Public MTN program	25,130	24,117	2.07%	2.35%	0.35 - 3.63%	0.35 - 3.63%
Euro MTN programme	28	868	2.23%	1.89%	2.23 - 2.23%	1.88 - 2.23%
Other debt	3,266	3,514	2.47%	2.50%	1.73 - 3.44%	1.63 - 3.44%
Total unsecured debt	40,384	40,964
Secured debt	9,748	8,790	2.25%	2.42%	1.36 - 3.30%	1.16 - 3.30%
Total debt	$50,132	$49,754

As of March 31, 2020, the outstanding principal balance of long-term debt with floating interest rates totaled $13.0 billion, long-term debt with fixed interest rates totaled $30.0 billion, and short-term debt with floating and fixed interest rates totaled $7.3 billion. As of March 31, 2019, the outstanding principal balance of long-term debt with floating interest rates totaled $12.5 billion, long-term debt with fixed interest rates totaled $29.2 billion, and short-term debt with floating and fixed interest rates totaled $8.1 billion.
The Company’s secured debt is amortizing and unsecured debt is non-amortizing. Scheduled and projected maturities of the Company’s debt at March 31, 2020 are summarized below:

	2021	2022	2023	2024	2025	Thereafter	Total

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,498	$—	$—	$—	$—	$—	$5,498
Related party debt	533	—	—	—	—	—	533
Bank loans	1,719	1,484	1,067	200	471	—	4,941
Private MTN program	500	500	—	—	—	—	1,000
Public MTN program	6,700	5,285	6,245	4,201	1,250	1,500	25,181
Euro MTN programme	—	—	28	—	—	—	28
Other debt	818	498	853	391	356	356	3,272
Total unsecured debt	15,768	7,767	8,193	4,792	2,077	1,856	40,453
Secured debt (1)	5,089	2,944	1,463	266	—	—	9,762
Total debt (2)	$20,857	$10,711	$9,656	$5,058	$2,077	$1,856	$50,215
Unamortized discounts/fees							(83)
Total debt, net							$50,132
________________________
(1)Projected repayment schedule of secured debt. Reflects payment performance assumptions on underlying assets.
(2)Principal amounts.
Commercial Paper
As of March 31, 2020 and 2019, the Company had commercial paper programs that provide the Company with available funds of up to $8.8 billion and $8.5 billion, respectively, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $5.5 billion during fiscal year 2020 and $5.6 billion during fiscal year 2019. The maximum balance outstanding at any month-end during both fiscal years 2020 and 2019 was $6.2 billion.
Related Party Debt
HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. HCFI incurred interest expense on these notes totaling $14 million, $16 million and $14 million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively.
Bank Loans
Outstanding bank loans at March 31, 2020 and 2019 were either short-term or long-term, with floating or fixed interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of March 31, 2020 and 2019 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

Medium Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of March 31, 2020 were long-term, with fixed interest rates, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.
Public MTN Program
In August 2019, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of March 31, 2020 were either long-term or short-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program as of March 31, 2020. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of March 31, 2020 and 2019 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of March 31, 2020 and 2019 were long-term and short-term, with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans and operating leases. Refer to Note 10 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 26, 2021, a $2.1 billion credit agreement, which expires on February 28, 2023, and a $1.4 billion credit agreement, which expires on February 28, 2025. As of March 31, 2020, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.4 billion syndicated bank credit facility which provides that HCFI may borrow up to $711 million on a one-year revolving basis and up to $711 million on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 25, 2021 and the five-year tranche of the credit agreement expires on March 25, 2025. As of March 31, 2020, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of March 31, 2020, no amounts were drawn upon under these agreements. These agreements expire in September 2020. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

(5)	Derivative Instruments
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
These derivative instruments also contain an element of credit risk in the event the counterparties are unable to meet the terms of the agreements. However, the Company minimizes the risk exposure by limiting the counterparties to major financial institutions that meet established credit guidelines. In the event of default, all counterparties are subject to legally enforceable master netting agreements. In Canada, HCFI is a party to reciprocal credit support agreements that require posting of cash collateral to mitigate counterparty credit risk on derivative positions. Posted collateral is recognized in other assets and held collateral is recognized in other liabilities.
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 14 regarding the valuation of derivative instruments.

	March 31,
	2020			2019
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$57,379	$704	$830	$58,132	$308	$307
Cross currency swaps	4,001	44	142	5,002	72	261
Gross derivative assets/liabilities		748	972		380	568
Collateral posted/held		45	9		8	3
Counterparty netting adjustment		(764)	(764)		(321)	(321)
Net derivative assets/liabilities		$29	$217		$67	$250
The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Years ended March 31,
	2020	2019	2018

	(U.S. dollars in millions)
Interest rate swaps	$(127)	$(23)	$126
Cross currency swaps	(178)	(486)	424
Total gain/(loss) on derivative instruments	$(305)	$(509)	$550

(6)	Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Years ended March 31,
Income Statement	2020	2019	2018

	(U.S. dollars in millions)
Revenue:
Subsidy income	$1,639	$1,633	$1,441
Interest expense:
Related party debt	14	16	14
Other income, net:
VSC administration fees	109	109	107
Support Service Fee	(36)	(34)	(28)
General and administrative expenses:
Support Compensation Agreement fees	68	23	22
Benefit plan expenses	10	11	11
Shared services	70	67	62

	March 31,
Balance Sheet	2020	2019

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(738)	$(1,091)
Investment in operating leases, net:
Unearned subsidy income	(1,372)	(1,559)
Due from Parent and affiliated companies	93	162
Liabilities:
Debt:
Related party debt	$533	$749
Due to Parent and affiliated companies	72	106
Accrued interest expense:
Related party debt	1	3
Other liabilities:
VSC unearned administrative fees	363	387
Accrued benefit expenses	69	65
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
Debt programs supported by the Keep Well Agreements consist of the Company’s commercial paper programs, Private MTN Program, Public MTN Program, Euro MTN Programme, and HCFI’s private placement debt and loans, if any, under AHFC's syndicated bank credit facilities. In connection with the above agreements, AHFC and HCFI have entered into separate Support Compensation Agreements, where each has agreed to pay HMC a quarterly fee based on the amount of outstanding debt that benefit from the Keep Well Agreements. Support Compensation Agreement fees are recognized in general and administrative expenses.
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
Vehicle Service Contract (VSC) Administration
AHFC performs administrative services for VSCs issued by certain subsidiaries of AHM. AHFC’s performance obligations for the services are satisfied over the term of the underlying contracts and revenue is recognized proportionate to the anticipated amount of services to be performed. Contract terms range between two to nine years with the majority of contracts having original terms between four and eight years. The majority of the administrative service revenue is recognized during the latter years of the underlying contracts as this is the period in which the majority of VSC claims are processed. AHFC receives fees for performing the administrative services when the contracts are acquired.
Unearned VSC administration fees represent AHFC’s contract liabilities and are included in other liabilities (Note 12). VSC administration income is recognized in other income, net (Note 13). HCFI receives fees for marketing VSCs issued by HCI. These fees are also recognized in other income, net. Refer to Note 1(j) for additional information.
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
Other
AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the fiscal years ended March 31, 2020 and 2019, the Company recognized $13 million and $17 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.
The majority of the amounts due from the Parent and affiliated companies at March 31, 2020 and 2019 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at March 31, 2020 and 2019 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.

AHFC declared and paid semi-annual cash dividends to its parent, AHM, $292 million and $313 million during the fiscal year ended March 31, 2020, $235 million and $271 million during the fiscal year ended March 31, 2019, and $141 million and $206 million during the fiscal year ended March 31, 2018.

(7)	Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The primary impact on the effective tax rate is the reduction of the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018.
The Company adopted Staff Accounting Bulletin No. 118 (SAB 118) which provided guidance on accounting for the tax effects of the Tax Act in the Company's interim quarter ended December 31, 2017 to record re-measurement of deferred taxes and a one-time deemed repatriation transition tax (Transition Tax). As of March 31, 2018, the Company completed the accounting for the effect of re-measurement of deferred taxes at the new 21% tax rate. At March 31, 2018, the Company provisionally accrued a total of $52 million for the Transition Tax. Upon further analysis, the Company completed its accounting for the Transition Tax, and reduced the provisional estimate by $19 million in the quarter ended December 31, 2018, for a final amount of $33 million, inclusive of associated unrecognized tax benefits. The adjustment was attributed primarily to the availability of new information, which led to further analysis on key inputs to the Transition Tax calculation. The measurement period adjustment decreased the Company's effective tax rate by approximately 1.2% for the fiscal year ended March 31, 2019. The Company has elected not to record deferred taxes for a Global Intangible Low-Taxed Income (GILTI) related book-tax differences, and will treat taxes due on further U.S. inclusions in taxable income related to GILTI as a current period expense when incurred.
During fiscal year 2020, reflecting additional guidance issued by the IRS related to the Tax Act, the Company re-measured unrecognized tax benefits attributable to positions previously claimed. Other domestic and international effects of the Tax Act to the total tax expense are immaterial as of March 31, 2020.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which provides economic relief in response to the coronavirus pandemic. The CARES Act, among other things, includes provisions to allow certain net operating losses to be carried-back up to five years, to increase interest deduction limitations, and to make technical corrections to tax depreciation methods for qualified improvement property. The CARES Act may affect the corporate income taxes imposed by state governments and may result in future responses by state legislatures, some of which could have retroactive effect. The Company evaluated and properly accounted for the provisions of the CARES Act and there was no material impact on the Company’s March 31, 2020 income tax accounts.
The Company’s consolidated income tax expense/(benefit) was computed on a modified separate return basis pursuant to the intercompany tax allocation agreement with the Parent and consisted of the following:

	Current	Deferred	Total

	(U.S. dollars in millions)
Year ended March 31, 2020
Federal	$(46)	$333	$287
State and local	231	(166)	65
Foreign	30	42	72
Total	$215	$209	$424
Year ended March 31, 2019
Federal	$(216)	$432	$216
State and local	246	(107)	139
Foreign	24	49	73
Total	$54	$374	$428
Year ended March 31, 2018
Federal	$45	$(2,838)	$(2,793)
State and local	45	43	88
Foreign	49	27	76
Total	$139	$(2,768)	$(2,629)
The allocation of federal tax expense between current and deferred tax expense reflects primarily the impact of 100% federal bonus depreciation offset by the elimination of like-kind exchange for personal property due to the Tax Act for the fiscal years ended March 31, 2020, 2019, and 2018. In addition, the re-measurement of deferred taxes due to the federal income tax rate reduction was reflected in the deferred tax expense in the fiscal year ended March 31, 2018.
Income tax expense differs from the expected income taxes by applying the statutory federal corporate rates of 21.00% for fiscal years ended March 31, 2020 and 2019, and 31.55% for fiscal year 2018, to income before income taxes as follows:

	Years ended March 31,
	2020	2019	2018

	(U.S. dollars in millions)
Computed “expected” income taxes	$301	$351	$467
Foreign tax rate differential	14	15	(14)
Effect of foreign dividends and foreign tax credit	—	3	(10)
State and local income taxes, net of federal income tax benefit	62	68	49
Change in valuation allowance	(2)	2	—
Change in estimated state tax rate, net of federal income tax benefit	(16)	39	8
Change in unrecognized tax benefit	64	48	(1)
Income tax credits	(6)	(52)	(3)
Effect of Tax Act	—	(49)	(3,127)
Other	7	3	2
Income tax expense/(benefit)	$424	$428	$(2,629)
The effect of the Tax Act includes benefits of $11 million and $3,179 million related to re-measurement of deferred tax assets and liabilities, a benefit of $38 million and an expense of $52 million related to the Transition Tax for fiscal years ended March 31, 2019 and 2018, respectively. The income tax credits are primarily from the Qualified Plug-in Electric Drive Motor Vehicle Credit on the Company's lease vehicles. The Company recognizes the benefit of these credits in the period the credits arise. Any unused credits arising in the current year that are available to offset taxable income in future years are recognized in the deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31,
	2020	2019

	(U.S. dollars in millions)
Deferred tax assets:
State income tax	$177	$197
Receivable valuation allowance	135	104
Accrued postretirement	16	16
State loss carryforwards	48	47
Income tax credits	76	64
Derivatives	19	3
Other assets	65	43
Total gross deferred tax assets	536	474
Less valuation allowance	—	(2)
Net deferred tax assets	536	472
Deferred tax liabilities:
HCFI leases	369	349
AHFC leases	6,679	6,456
Securitizations	10	18
Other	67	48
Total gross deferred tax liabilities	7,125	6,871
Net deferred tax liabilities	$6,589	$6,399
The increase in the net deferred tax liability is primarily attributable to accelerated depreciation benefits derived from the Tax Act.
The effect of translating HCFI’s net deferred tax liabilities to U.S. dollars upon consolidation resulted in a decrease of $19 million, a decrease of $10 million, and an increase of $8 million during the fiscal years ended March 31, 2020, 2019, and 2018, respectively. The translation adjustments have been recognized as a component of other comprehensive income.
Exception to Recognition of Deferred Tax Liabilities
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI, which are intended to be indefinitely reinvested outside the United States. At March 31, 2020, $843 million of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of March 31, 2020 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $27 million, inclusive of currency translation adjustments.
Tax Attributes
Included in the Company’s deferred tax assets are net operating loss (NOL) carryforwards with tax benefits resulting from operating losses incurred in various states in which the Company files tax returns in the amounts of $48 million at March 31, 2020, and $47 million at both March 31, 2019 and 2018. The expiration, if applicable, of these NOL carryforwards varies based on the statutes of each of the applicable states through March 31, 2040. The deferred tax asset related to a federal income tax credit in the amount of $76 million at March 31, 2020 will expire in the fiscal years ending March 31, 2038 through 2040, if unused.

Valuation Allowance
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. The Company considers sources of income, including the reversal of deferred tax liabilities, projected future taxable income, and tax planning considerations in making this assessment. The Company believes it is more likely than not the deferred tax assets of $536 million recognized as of March 31, 2020 will be realized.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended March 31,
	2020	2019	2018

	(U.S. dollars in millions)
Balance, beginning of year	$86	$22	$21
Additions for current year tax positions	—	—	—
Additions for prior year tax positions	98	64	1
Reductions for prior year tax positions	(15)	—	—
Settlements	—	—	—
Reductions related to a lapse in the statute of limitations	—	—	—
Foreign currency translation	—	—	—
Balance, end of year	$169	$86	$22
Included in the balance of unrecognized tax benefits at March 31, 2020, 2019 and 2018 are $166 million, $84 million and $21 million, net of the federal benefit of state taxes, respectively, the recognition of which would affect the Company’s effective tax rate in future periods. Although it is reasonably possible that the total amounts of unrecognized tax benefits could change within the next twelve months, the Company does not believe such change would be significant. As a result of the above unrecognized tax benefits and various favorable uncertain positions, the Company has recorded a net liability for uncertain tax positions, inclusive of interest and penalties of $195 million and $89 million as of March 31, 2020 and 2019, respectively (Note 12).
The Company recognizes income tax-related interest income, interest expense and penalties as a component of income tax expense. The Company recognized interest expense of $25 million and $9 million, during the fiscal years ended March 31, 2020 and 2019, respectively, and interest income in an amount less than $1 million during the fiscal year ended March 31, 2018, as a component of income tax expense. There were no settlements during the fiscal year ended March 31, 2020 and 2019. As of March 31, 2020, 2019 and 2018, the Company’s consolidated balance sheets reflect accrued interest payable of $36 million, $11 million and $2 million, respectively.
As of March 31, 2020, the Company is subject to examination in various U.S. tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2019. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2013 through 2019 federally, and returns filed for the taxable years ended March 31, 2009 through 2019, except for 2011, provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

(8)	Benefit Plans
The Company participates in certain retirement and other postretirement benefit plans sponsored by AHM and HCI (collectively referred to as the Sponsors).
The Company participates in defined benefit retirement plans (the Pension Plans) maintained by the Sponsors. The names of the Pension Plans maintained by AHM are the Honda Retirement Plan and the Honda Pension Equalization Plan. The name of the Pension Plan maintained by HCI is the Pension Plan for Associates of Honda Canada Inc. Employees who commenced service after September 3, 2013 are not eligible to participate in the Pension Plans maintained by AHM. Under the amendments to the Pension Plan maintained by HCI, employees who commenced service after January 1, 2014 are not eligible to participate in their Pension Plan. The Company pays for its share of the Pension Plan costs allocated by the Sponsors. The Pension Plans’ expense, included in general and administrative expenses, was $6 million for the fiscal year ended March 31, 2020, $7 million for the fiscal year ended March 31, 2019 and $6 million for the fiscal year ended March 31, 2018.
The Company participates in defined contribution savings plans (the Savings Plans) maintained by the Sponsors. Participants in these plans make contributions subject to Internal Revenue Service or Canada Revenue Agency limits. General and administrative expenses includes the Company's portion of contributions to the Savings Plans of $8 million for the fiscal years ended March 31, 2020, 2019 and 2018.
The Company participates in other postretirement plans maintained by the Sponsors primarily to provide certain healthcare benefits for retired employees. Substantially all employees become eligible for these benefits if they have met certain age and service requirements at retirement. The Company’s expense for the postretirement plans, included in general and administrative expenses, was $4 million for both the fiscal years ended March 31, 2020, and 2019 and $5 million for the fiscal year ended March 31, 2018.

(9)	Commitments and Contingencies
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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At March 31, 2020, maturities of operating lease liabilities were as follows (U.S. dollars in millions):

Year ending March 31:	(U.S. dollars in millions)
2021	$10
2022	9
2023	9
2024	8
2025	7
Thereafter	18
Total undiscounted future lease obligations	61
Less: imputed interest	(6)
Operating lease liabilities	$55

Rent expense under operating leases was $10 million for the fiscal years ended March 31, 2020 and March 31, 2019 and $9 million for fiscal year ended March 31, 2018. Rent expense is included within general and administrative expenses.
As of March 31, 2020, the weighted average remaining lease term for operating leases was 7 years and the weighted average remaining discount rate for operating leases was 3.05%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $358 million as of March 31, 2020. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $6 million as of March 31, 2020.
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
During the fiscal years ended March 31, 2020 and 2019, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $6.2 billion and $4.8 billion, respectively. The notes were secured by assets with an initial balance of $6.8 billion and $5.7 billion, for the fiscal years ended March 31, 2020 and 2019, respectively.

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

	March 31, 2020
	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,645	$581	$16	$9,345	$7
Operating lease securitizations	493	1	—	403	2
Total	$10,138	$582	$16	$9,748	$9

	March 31, 2019
	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,073	$588	$12	$8,790	$8
Operating lease securitizations	—	—	—	—	—
Total	$9,073	$588	$12	$8,790	$8
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 11).

In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of March 31, 2020 and 2019, AHFC and HCFI had combined cash collections of $468 million and $496 million, respectively, which were required to be remitted to the SPEs.

(11)	Other Assets
Other assets consisted of the following:

	March 31,
	2020	2019

	(U.S. dollars in millions)
Interest receivable and other assets	$107	$106
Vehicles held for disposition	228	252
Other receivables	172	175
Deferred expense	105	115
Software, net of accumulated amortization of $156 and $154 as of March 31, 2020 and 2019, respectively	23	29
Property and equipment, net of accumulated depreciation of $23 and $21 as of March 31, 2020 and 2019, respectively	4	6
Restricted cash	582	588
Operating lease assets	48	—
Like-kind exchange assets	91	73
Other miscellaneous assets	18	25
Total	$1,378	$1,369
Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $11 million for both the fiscal years ended March 31, 2020 and 2019, and $10 million for the fiscal year ended March 31, 2018.

(12)	Other Liabilities
Other liabilities consisted of the following:

	March 31,
	2020	2019

	(U.S. dollars in millions)
Dealer payables	$68	$241
Accrued interest expense	138	150
Accounts payable and accrued expenses	408	399
Lease security deposits	84	85
VSC unearned administrative fees (Note 6)	363	387
Unearned income, operating leases	358	352
Operating lease liabilities	55	—
Uncertain tax positions	195	89
Other liabilities	20	14
Total	$1,689	$1,717

(13)	Other Income, net
Other income consisted of the following:

	Years ended March 31,
	2020	2019	2018

	(U.S. dollars in millions)
VSC administration (Note 6)	$109	$109	$107
Other, net	(21)	(38)	(51)
Total	$88	$71	$56

(14)	Fair Value Measurements
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
Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$704	$—	$704
Cross currency swaps	—	44	—	44
Total assets	$—	$748	$—	$748
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$830	$—	$830
Cross currency swaps	—	142	—	142
Total liabilities	$—	$972	$—	$972

	March 31, 2019
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$308	$—	$308
Cross currency swaps	—	72	—	72
Total assets	$—	$380	$—	$380
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$307	$—	307
Cross currency swaps	—	261	—	261
Total liabilities	$—	$568	$—	$568
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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the fiscal years ended March 31, 2020 and 2019. Refer to notes 1(n) and 5 for additional information on derivative instruments.
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
March 31, 2020
Vehicles held for disposition	$—	$—	$145	$145	$31
March 31, 2019
Vehicles held for disposition	$—	$—	$171	$171	$33
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

	March 31, 2020
		Fair value
	Carrying value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$1,503	$1,503	$—	$—	$1,503
Dealer loans, net	5,600	—	—	5,136	5,136
Retail loans, net	33,954	—	—	34,441	34,441
Restricted cash	582	582	—	—	582

Liabilities:
Commercial paper	$5,490	$—	$5,488	$—	$5,488
Related party debt	533	—	533	—	533
Bank loans	4,938	—	4,780	—	4,780
Medium term note programs	26,157	—	25,740	—	25,740
Other debt	3,266	—	3,232	—	3,232
Secured debt	9,748	—	9,794	—	9,794

	March 31, 2019
		Fair value
	Carrying value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$795	$795	$—	$—	$795
Dealer loans, net	5,827	—	—	5,611	5,611
Retail loans, net	34,569	—	—	34,857	34,857
Restricted cash	588	588	—	—	588

Liabilities:
Commercial paper	$5,755	$—	$5,755	$—	$5,755
Related party debt	749	—	749	—	749
Bank loans	4,962	—	5,000	—	5,000
Medium term note programs	25,984	—	26,130	—	26,130
Other debt	3,514	—	3,535	—	3,535
Secured debt	8,790	—	8,799	—	8,799
Fair value information presented in the tables above is based on information available at March 31, 2020 and 2019. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the Company’s reportable segments for the fiscal years ended or at March 31 is summarized in the following tables:

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2020
Revenues:
Retail	$1,533	$204	$—	$1,737
Dealer	198	24	—	222
Operating leases	6,402	1,347	—	7,749
Total revenues	8,133	1,575	—	9,708
Leased vehicle expenses	4,667	1,026	—	5,693
Interest expense	1,063	178	—	1,241
Realized (gains)/losses on derivatives and foreign currency denominated debt	106	(4)	(102)	—
Net revenues	2,297	375	102	2,774
Other income	77	11	—	88
Total net revenues	2,374	386	102	2,862
Expenses:
General and administrative expenses	439	59	—	498
Provision for credit losses	393	9	—	402
Impairment loss on operating lease	—	—	—	—
Early termination loss on operating leases	327	4	—	331
(Gain)/Loss on derivative instruments	—	—	305	305
(Gain)/Loss on foreign currency revaluation of debt	—	—	(107)	(107)
Income before income taxes	$1,215	$314	$(96)	$1,433
March 31, 2020
Finance receivables, net	$35,381	$4,173	$—	$39,554
Investment in operating leases, net	28,809	5,034	—	33,843
Total assets	67,566	9,690	—	77,256

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2019
Revenues:
Retail	$1,406	$208	$—	$1,614
Dealer	211	21	—	232
Operating leases	6,001	1,252	—	7,253
Total revenues	7,618	1,481	—	9,099
Leased vehicle expenses	4,420	969	—	5,389
Interest expense	1,015	175	—	1,190
Realized (gains)/losses on derivatives and foreign currency denominated debt	15	(17)	2	—
Net revenues	2,168	354	(2)	2,520
Other income	63	8	—	71
Total net revenues	2,231	362	(2)	2,591
Expenses:
General and administrative expenses	403	53	—	456
Provision for credit losses	242	7	—	249
Impairment loss on operating leases	14	—	—	14
Early termination loss on operating leases	98	3	—	101
(Gain)/Loss on derivative instruments	—	—	509	509
(Gain)/Loss on foreign currency revaluation of debt	—	—	(407)	(407)
Income before income taxes	$1,474	$299	$(104)	$1,669
March 31, 2019
Finance receivables, net	$36,028	$4,396	$—	$40,424
Investment in operating leases, net	27,493	5,113	—	32,606
Total assets	66,264	9,700	—	75,964

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2018
Revenues:
Retail	$1,181	$201	$—	$1,382
Dealer	158	17	—	175
Operating leases	5,815	1,075	—	6,890
Total revenues	7,154	1,293	—	8,447
Leased vehicle expenses	4,532	859	—	5,391
Interest expense	770	127	—	897
Realized (gains)/losses on derivatives and foreign currency denominated debt	(13)	(1)	14	—
Net revenues	1,865	308	(14)	2,159
Other income	50	6	—	56
Total net revenues	1,915	314	(14)	2,215
Expenses:
General and administrative expenses	384	55	—	439
Provision for credit losses	239	5	—	244
Early termination loss on operating leases	105	3	—	108
(Gain)/Loss on derivative instruments	—	—	(550)	(550)
(Gain)/Loss on foreign currency revaluation of debt	—	—	494	494
Income before income taxes	$1,187	$251	$42	$1,480
March 31, 2018
Finance receivables, net	$33,311	$4,645	$—	$37,956
Investment in operating leases, net	27,040	4,777	—	31,817
Total assets	62,976	9,650	—	72,626

(16)	Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

	(U.S. dollars in millions)
Year ended March 31, 2020
Total revenues	$2,393	$2,435	$2,442	$2,438	$9,708
Leased vehicle expenses	1,392	1,409	1,463	1,429	5,693
Interest expense	322	318	307	294	1,241
Other income	20	23	24	21	88
Total net revenues	699	731	696	736	2,862
Provision for credit losses (1)	48	58	65	231	402
Early termination loss on operating leases (1)	24	36	37	234	331
Net income	299	388	295	27	1,009
Net income attributable to American Honda Finance Corporation	272	355	268	17	912
Year ended March 31, 2019
Total revenues	$2,200	$2,252	$2,300	$2,347	$9,099
Leased vehicle expenses	1,328	1,314	1,352	1,395	5,389
Interest expense	274	293	303	320	1,190
Other income	15	17	19	20	71
Total net revenues	613	662	664	652	2,591
Provision for credit losses	44	62	75	68	249
Early termination loss on operating leases	17	39	22	23	101
Net income	310	285	348	298	1,241
Net income attributable to American Honda Finance Corporation	284	259	326	276	1,145

________________________

(1)
During the fourth quarter of fiscal year ended March 31, 2020, the increase in provision for credit losses and early termination losses on operating leases as a result of the COVID-19 pandemic has resulted in a lower net income.