Form 10-Q
period 2020-06-30
AMERICAN HONDA FINANCE CORP
filed 2020-08-10
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-36111
AMERICAN HONDA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20800 Madrona Avenue, Torrance, California	90503
(Address of principal executive offices)	(Zip Code)

(310) 972-2555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
1.300% Medium-Term Notes, Series A Due March 21, 2022	N/A	New York Stock Exchange
2.625% Medium-Term Notes, Series A Due October 14, 2022	N/A	New York Stock Exchange
1.375% Medium-Term Notes, Series A Due November 10, 2022	N/A	New York Stock Exchange
0.550% Medium-Term Notes, Series A Due March 17, 2023	N/A	New York Stock Exchange
0.750% Medium-Term Notes, Series A Due January 17, 2024	N/A	New York Stock Exchange
0.350% Medium-Term Notes, Series A Due August 26, 2022	N/A	New York Stock Exchange
1.600% Medium-Term Notes, Series A Due April 20, 2022	N/A	New York Stock Exchange
1.950% Medium-Term Notes, Series A Due October 18, 2024	N/A	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of July 31, 2020, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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
For the quarter ended June 30, 2020

i

Cautionary Statement Regarding Forward-Looking Statements
Certain statements included herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “scheduled,” or “anticipates” or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. In addition, all information included herein with respect to projected or future results of operations, cash flows, financial condition, financial performance, or other financial or statistical matters constitute forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and that may be incapable of being realized. The following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements:

•	uncertainties regarding the duration and severity of the COVID-19 pandemic and the measures intended to reduce its spread and the related impact on our operations, liquidity and financial condition;

•	declines in the financial condition or performance of Honda Motor Co., Ltd. or the sales of Honda or Acura products;

•	changes in economic and general business conditions, both domestically and internationally, including changes in international trade policy;

•	fluctuations in interest rates and currency exchange rates;

•	the failure of our customers, dealers or counterparties to meet the terms of any contracts with us, or otherwise fail to perform as agreed;

•	our inability to recover the estimated residual value of leased vehicles at the end of their lease terms;

•	changes or disruption in our funding sources or access to the capital markets;

•	changes in our, or Honda Motor Co., Ltd.’s, credit ratings;

•	increases in competition from other financial institutions seeking to increase their share of financing of Honda and Acura products;

•	changes in laws and regulations, including the result of financial services legislation, and related costs;

•	changes in accounting standards;

•	a failure or interruption in our operations; and

•	a security breach or cyber attack.
Additional information regarding these and other risks and uncertainties to which our business is subject to is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the Securities and Exchange Commission on June 22, 2020. Readers of this Quarterly Report should review the information contained in that report, and in any subsequent reports that we file with the Securities and Exchange Commission as such risks and uncertainties may be amended, supplemented or superseded from time to time. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share amounts)

	June 30, 2020	March 31, 2020
Assets
Cash and cash equivalents	$3,022	$1,503
Finance receivables, net	38,090	39,554
Investment in operating leases, net	33,730	33,843
Due from Parent and affiliated companies	159	93
Income taxes receivable	169	137
Other assets	1,451	1,378
Derivative instruments	928	748
Total assets	$77,549	$77,256
Liabilities and Equity
Debt	$49,679	$50,132
Due to Parent and affiliated companies	125	72
Income taxes payable	264	239
Deferred income taxes	6,723	6,589
Other liabilities	1,781	1,689
Derivative instruments	980	972
Total liabilities	59,552	59,693
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of June 30, 2020 and March 31, 2020	1,366	1,366
Retained earnings	15,735	15,395
Accumulated other comprehensive loss	(137)	(175)
Total shareholder’s equity	16,964	16,586
Noncontrolling interest in subsidiary	1,033	977
Total equity	17,997	17,563
Total liabilities and equity	$77,549	$77,256

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	June 30, 2020	March 31, 2020
Finance receivables, net	$9,584	$9,645
Investment in operating leases, net	489	493
Other assets	565	598
Total assets	$10,638	$10,736
Secured debt	$9,703	$9,748
Other liabilities	9	9
Total liabilities	$9,712	$9,757

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2020	2019
Revenues:
Retail	$407	$433
Dealer	32	65
Operating leases	1,905	1,895
Total revenues	2,344	2,393
Leased vehicle expenses	1,436	1,392
Interest expense	264	322
Net revenues	644	679
Other income, net	12	20
Total net revenues	656	699
Expenses:
General and administrative expenses	112	121
Provision for credit losses	3	48
Early termination loss on operating leases	(56)	24
(Gain)/Loss on derivative instruments	(93)	31
Loss on foreign currency revaluation of debt	107	38
Total expenses	73	262
Income before income taxes	583	437
Income tax expense	147	138
Net income	436	299
Less: Net income attributable to noncontrolling interest	23	27
Net income attributable to American Honda Finance Corporation	$413	$272
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2020	2019
Net income	$436	$299
Other comprehensive income:
Foreign currency translation adjustment	73	38
Comprehensive income	509	337
Less: Comprehensive income/(loss) attributable to noncontrolling interest	58	45
Comprehensive income attributable to American Honda Finance Corporation	$451	$292

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2019	$17,268	$15,088	$(118)	$1,366	$932
Net income	299	272	—	—	27
Other comprehensive loss	38	—	20	—	18
Balance at June 30, 2019	$17,605	$15,360	$(98)	$1,366	$977

Balance at March 31, 2020	$17,563	$15,395	$(175)	$1,366	$977
Net income	436	413	—	—	23
Other comprehensive income	73	—	38	—	35
Adoption of accounting standard (Note 1)	(75)	(73)	—	—	(2)
Balance at June 30, 2020	$17,997	$15,735	$(137)	$1,366	$1,033

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$436	$299
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(47)	56
Provision for credit losses	3	48
Early termination loss on operating leases	(56)	24
Depreciation on leased vehicles	1,416	1,406
Accretion of unearned subsidy income	(361)	(429)
Amortization of deferred dealer participation and other deferred costs	88	88
Gain on disposition of leased vehicles	(8)	(43)
Deferred income taxes	148	84
Changes in operating assets and liabilities:
Income taxes receivable/payable	(7)	8
Other assets	(83)	(10)
Accrued interest/discounts on debt	30	19
Other liabilities	52	(4)
Due to/from Parent and affiliated companies	(14)	58
Net cash provided by operating activities	1,597	1,604
Cash flows from investing activities:
Finance receivables acquired	(4,424)	(4,489)
Principal collected on finance receivables	4,244	4,230
Net change in wholesale loans	1,624	113
Purchase of operating lease vehicles	(3,063)	(4,634)
Disposal of operating lease vehicles	2,035	3,067
Cash received for unearned subsidy income	276	306
Other investing activities, net	(2)	(1)
Net cash provided by/(used in) investing activities	690	(1,408)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2020	2019
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$12,328	$8,148
Paydown of commercial paper	(12,814)	(9,683)
Proceeds from issuance of short-term debt	214	300
Paydown of short-term debt	(433)	(1,100)
Proceeds from issuance of related party debt	435	746
Paydown of related party debt	(613)	(746)
Proceeds from issuance of medium-term notes and other debt	1,844	2,119
Paydown of medium-term notes and other debt	(1,692)	(151)
Proceeds from issuance of secured debt	1,246	1,496
Paydown of secured debt	(1,330)	(1,305)
Net cash used in financing activities	(815)	(176)
Effect of exchange rate changes on cash and cash equivalents	14	1
Net increase in cash and cash equivalents	1,486	21
Cash and cash equivalents and restricted cash at beginning of period	2,085	1,383
Cash and cash equivalents and restricted cash at end of period	$3,571	$1,404
Supplemental disclosures of cash flow information:
Interest paid	$214	$245
Income taxes paid	$8	$14

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	June 30,
	2020	2019
Cash and cash equivalents	$3,022	$783
Restricted cash included in other assets (1)	549	621
Total	$3,571	$1,404
---------------------------------------------------------

(1)	Restricted cash balances relate primarily to securitization arrangements (Note 9).

See accompanying Notes to Consolidated Financial Statements (Unaudited).

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

Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations, cash flows, and financial condition for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year or for any other interim period. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements, significant accounting policies, and the other notes to the consolidated financial statements for the fiscal year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on June 22, 2020. All significant intercompany balances and transactions have been eliminated upon consolidation.

Recently Adopted Accounting Standards
Effective April 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments on a modified retrospective basis. The amendments replace the previous incurred loss impairment methodology with a methodology that reflects lifetime expected credit losses. The adoption of ASU 2016-13 resulted in an increase to the allowance for credit loss of $101 million along with an after-tax cumulative-effect reduction to opening retained earnings and noncontrolling interest of $75 million. Comparative information has not been restated and continues to be presented under previous accounting standards. Updated significant accounting policies are presented below.
Effective April 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments modify the disclosure requirements on fair value measurements in Topic 820, based on FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements. Certain disclosure requirements were removed, modified and added in Topic 820. This standard did not have an impact on the consolidated financial statements.

Recently Issued Accounting Standards
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Significant Accounting Policies

Finance Receivables
Finance receivables include retail loan and dealer loan portfolio segments. The retail loan portfolio segment consists of retail installment contracts with consumers. The dealer loan portfolio segment consists of wholesale and commercial loans with dealers. Finance receivables are measured at amortized cost, less the allowance for credit losses. The amortized cost basis includes the unpaid principal balance, unearned origination fees, and deferred origination costs. Origination fees include payments received from AHM and HCI for incentive programs. (refer to Note 6 regarding these related party transactions). Origination costs include payments made to dealers for rate participation and other initial direct costs (IDC). Accrued interest receivable balances are presented within other assets.
Revenue on finance receivables includes contractual interest income, accretion of origination fees, and amortization of origination costs. Contractual interest income is accrued using the simple interest method. Origination fees and costs are recognized in revenue using the interest method over the contractual life of the finance receivables. The recognition of finance revenue on retail loans is discontinued when the underlying collateral is repossessed or accounts are charged off. The recognition of finance revenue on dealer loans is discontinued when 90 days or more past due or when it has been determined the Company will be unable to collect all principal and interest payments.
Retail loans are charged off when they become 120 days past due or earlier if they have been specifically identified as uncollectible. Dealer loans are charged off when they have been individually identified as uncollectible. Charge-offs of the amortized cost basis are recognized as a reduction to the allowance for credit losses. Subsequent recoveries are credited to the allowance. Charge-offs of accrued interest receivables are reversed against finance revenue.

Allowance for Credit Losses
The allowance for credit losses is management’s estimate of lifetime expected credit losses on the amortized cost basis of finance receivables which is deducted from or, in the case of expected net recoveries, added to the amortized cost. The Company has elected not to measure an allowance for credit losses for accrued interest receivables. The allowance is measured on an undiscounted basis. Management evaluates the allowance, at minimum, on a quarterly basis.
The retail loan portfolio segment consists of homogeneous loans with relatively small balances. The allowance for retail loans is measured on a collective basis. The Company's historical experience provides the primary basis for estimating the allowance. The modeling methodology used to estimate the allowance incorporates vintage loss and delinquency migration analysis. Retail loans are segmented into pools with similar risk characteristics. Currently, retail loans are segmented by origination quarter, internal credit grade, product type, and original term. Past economic conditions and other attributes of the pools including loan-to-value ratios and external credit scores at loan inception are also taken into consideration when assessing historical credit loss experience. Current and forecasts of future economic factors such as unemployment rates, used vehicle prices, and consumer debt service burdens are applied in the modeling to estimate current expected credit losses. Management will also consider qualitative adjustments given the inherent uncertainty in estimating expected credit losses and the imprecision of any modeling methodology.
The allowance for dealer loans is measured at the individual dealer level when they have been specifically identified as impaired. Dealer loans are considered impaired when it is probable that the Company will be unable to collect the amounts due according to the terms of the applicable contract. The Company’s determination of whether dealer loans are impaired is based on evaluations of the dealership's payment history, financial condition, ability to perform under the terms of the loan agreements, and collateral values, as applicable. Expected credit losses on impaired dealer loans are measured based upon the specific circumstances of each dealer considering all expected sources of repayment or the fair value of the collateral if foreclosure is probable. The allowance for dealer loans that have not been specifically identified as impaired is measured collectively primarily using historical loss rates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(2) Finance Receivables
Finance receivables consisted of the following:

	June 30, 2020
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$35,036	$3,819	$38,855
Allowance for credit losses	(425)	(9)	(434)
Deferred dealer participation and other deferred costs	431	—	431
Unearned subsidy income	(762)	—	(762)
Finance receivables, net	$34,280	$3,810	$38,090

	March 31, 2020
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$34,623	$5,606	$40,229
Allowance for credit losses	(364)	(6)	(370)
Deferred dealer participation and other deferred costs	441	—	441
Unearned subsidy income	(746)	—	(746)
Finance receivables, net	$33,954	$5,600	$39,554

Finance receivables include retail loans with a net carrying amount of $9.6 billion as of both June 30, 2020 and March 31, 2020, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three months ended June 30, 2020
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$364	$6	$370
Cumulative effective of adopting ASU 2016-13	98	3	101
Balance as of April 1, 2020	462	9	471
Provision	3	—	3
Charge-offs	(66)	—	(66)
Recoveries	26	—	26
Effect of translation adjustment	—	—	—
Ending balance	$425	$9	$434

	Three months ended June 30, 2019
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$193	$8	$201
Provision	37	11	48
Charge-offs	(64)	(8)	(72)
Recoveries	27	—	27
Effect of translation adjustment	—	—	—
Ending balance	$193	$11	$204

The adoption of ASC 2016-13 resulted in an increase to the allowance for credit loss of $101 million, primarily for retail loans. The allowance for retail loans at the beginning of the three months ended June 30, 2020 reflected a significant increase in expected credit losses due to the impact of COVID-19. Government measures that were enacted in an effort to slow down and control the spread of COVID-19 had a severe adverse impact to economic conditions, including a significant increase in unemployment. Forecasts of weaker economic factors were reflected in this estimate, including a sharp rise in unemployment rates that was forecasted to peak in the first quarter of fiscal year 2021. Net charge-offs during the three months ended June 30, 2020 were favorable relative to the expected credit losses for the period, which had a positive effect on the provision for credit losses. The forecasted economic factors that were applied in the modeling as of June 30, 2020 were largely consistent with those applied at the beginning of the period. The allowance for retail loans acquired during the three months ended June 30, 2020 is generally lower relative to loans acquired prior to the onset of COVID-19.
There were no modifications to the terms of dealer loan contracts that constituted troubled debt restructurings during the three months ended June 30, 2020 and 2019. The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three months ended June 30, 2020 and 2019. The Company does allow limited payment deferrals on consumer finance receivables. These payment deferrals are not treated as troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period. Payment deferrals were also granted to certain customers impacted by COVID-19 beginning in mid-March 2020. The deferral period is up to a maximum of 3 months in the United States and 4 months in Canada, generally from the date the customer was initially granted the deferral. Approximately 219,000 retail loans have been granted payment deferrals through the end of June 2020. Customers who are taking advantage of the deferrals are not considered delinquent during such deferral periods and therefore are not reflected in delinquency measures.
Delinquencies
Collection experience provides an indication of the credit quality of finance receivables. For retail loans, delinquencies are a good predictor of charge-offs in the near term. The likelihood of accounts charging off is significantly higher once an account becomes 60 days delinquent. Retail loans are considered delinquent if more than 10% of a scheduled payment is contractually past due on a cumulative basis. Dealer loans are considered delinquent when any payment is contractually past due. The following is an aging analysis of past due finance receivables:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
June 30, 2020
Retail loans:
New auto	$136	$31	$13	$180	$27,850	$28,030
Used and certified auto	50	13	5	68	5,189	5,257
Motorcycle and other	10	3	1	14	1,404	1,418
Total retail	196	47	19	262	34,443	34,705
Dealer loans:
Wholesale flooring	1	—	—	1	2,924	2,925
Commercial loans	—	—	—	—	894	894
Total dealer loans	1	—	—	1	3,818	3,819
Total finance receivables	$197	$47	$19	$263	$38,261	$38,524

March 31, 2020
Retail loans:
New auto	$222	$50	$13	$285	$27,495	$27,780
Used and certified auto	84	20	5	109	5,174	5,283
Motorcycle and other	12	4	2	18	1,237	1,255
Total retail	318	74	20	412	33,906	34,318
Dealer loans:
Wholesale flooring	1	—	—	1	4,529	4,530
Commercial loans	—	—	—	—	1,076	1,076
Total dealer loans	1	—	—	1	5,605	5,606
Total finance receivables	$319	$74	$20	$413	$39,511	$39,924

Credit Quality Indicators
Credit losses are an expected cost of extending credit. The majority of our credit risk is with consumer financing and to a lesser extent with dealer financing. Exposure to credit risk in retail loans is managed through regular monitoring and adjusting of underwriting standards, pricing of contracts for expected losses, and focusing collection efforts to minimize losses. Exposure to credit risk for dealers is managed through ongoing reviews of their financial condition.
Retail Loan Segment
The Company utilizes proprietary credit scoring systems to evaluate the credit risk of applicants and assign internal credit grades at origination. Factors used to develop a customer’s credit grade include the terms of the contract, the loan-to-value ratio, the customer’s debt ratios, and credit bureau attributes such as the number of trade lines, utilization ratio, and number of credit inquiries. Different scorecards are utilized depending on the type of product financed. The Company regularly reviews and analyzes the performance of the consumer-financing portfolio to ensure the effectiveness of underwriting guidelines, purchasing criteria and scorecard predictability of customers. Internal credit grades are determined only at the time of origination and are not reassessed during the life of the contract. The following describes the internal credit grade ratings.

A - Borrowers classified as very low credit risks. Based on their application and credit bureau report, they have the ability to pay and have shown a willingness to pay. Generally, A credit borrowers have an extensive credit history, an excellent payment record and extensive financial resources.

B - Borrowers classified as relatively low credit risks. Based on their application and credit bureau report, they have the ability to pay and have shown a willingness to pay. Generally, B credit borrowers may have one or more conditions, that could reduce the internal credit score, such as a shorter credit history or a minor credit weakness.

C - Borrowers classified as moderate credit risks. Based on their application and credit bureau report, they may have limited financial resources, limited credit history, or a weakness in credit history.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

D - Borrowers classified as relatively higher credit risks. Based on their application and credit bureau report, they may have very limited financial resources, very limited or no credit history, or a poor credit history.

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2021	2020	2019	2018	2017	Prior	Total

	(U.S. dollars in millions)
Credit grade A	$2,683	$7,520	$6,043	$3,332	$1,624	$470	$21,672
Credit grade B	708	2,006	1,447	1,000	485	191	5,837
Credit grade C	492	1,678	1,123	789	372	153	4,607
Credit grade D	141	806	506	329	156	72	2,010
Others	47	209	151	92	58	22	579
Total retail loans	$4,071	$12,219	$9,270	$5,542	$2,695	$908	$34,705

Dealer Loan Segment
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
Dealerships have been divided into the following groups:
Group I - Dealerships in the strongest internal risk rating tier
Group II - Dealerships with internal risk ratings below the strongest tier
Group III - Dealerships with impaired loans

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2021	2020	2019	2018	2017	Prior	Revolving loans	Wholesale Flooring	Total
	(U.S. dollars in millions)
Group I	$18	$89	$8	$72	$46	$157	$280	$1,453	$2,123
Group II	10	58	61	32	37	26	—	1,467	1,691
Group III	—	—	—	—	—	—	—	5	5
Total dealer loans	$28	$147	$69	$104	$83	$183	$280	$2,925	$3,819

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(3) Investment in Operating Leases
Investment in operating leases consisted of the following:

	June 30, 2020	March 31, 2020

	(U.S. dollars in millions)
Operating lease vehicles	$43,641	$43,624
Accumulated depreciation	(8,520)	(8,219)
Deferred dealer participation and initial direct costs	128	131
Unearned subsidy income	(1,291)	(1,376)
Estimated early termination losses	(228)	(317)
Investment in operating leases, net	$33,730	$33,843

Operating lease revenue consisted of the following:

	Three months ended June 30,
	2020	2019

	(U.S. dollars in millions)
Lease payments	$1,675	$1,637
Subsidy income and dealer rate participation, net	220	246
Reimbursed lessor costs	10	12
Total operating lease revenue, net	$1,905	$1,895

Leased vehicle expenses consisted of the following:

	Three months ended June 30,
	2020	2019

	(U.S. dollars in millions)
Depreciation expense	$1,416	$1,406
Initial direct costs and other lessor costs	28	29
Gain on disposition of leased vehicles (1)	(8)	(43)
Total leased vehicle expenses, net	$1,436	$1,392
________________________

(1)	Included in the gain on disposition of leased vehicles are end of term charges of $19 million and $28 million for the three months ended June 30, 2020 and 2019.
Investment in operating leases includes lease assets with a net carrying amount of $489 million and $493 million as of June 30, 2020 and March 31, 2020, respectively, which have been transferred to SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These investments in operating leases are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

Contractual operating lease payments due as of June 30, 2020 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve month periods ending June 30,	(U.S. dollars in millions)

2021	$5,749
2022	3,921
2023	1,444
2024	233
2025	43
Total	$11,390

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company recognized a reversal of early termination losses on operating leases of $56 million during the three months ended June 30, 2020 and recognized early termination losses on operating leases of $24 million during the three months ended June 30, 2019. The reversal of early termination losses during the first quarter of fiscal year 2021 was the result of applying qualitative adjustments to reduce the effect of higher unemployment rates in the modeling results. Actual net losses realized totaled $33 million and $24 million for the three months ended June 30, 2020 and 2019, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $14 million and $6 million during the three months ended June 30, 2020 and 2019, respectively.
During the three months ended June 30, 2020, the Company considered the impact of COVID-19 on estimated residual values and determined that impairment conditions were not met. No impairment losses due to declines in estimated residual values were recognized during the three months ended June 30, 2020 and 2019.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(4) Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate		Contractual interest rate ranges
	June 30, 2020	March 31, 2020	June 30, 2020	March 31, 2020	June 30, 2020	March 31, 2020

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,034	$5,490	1.19%	1.81%	0.40 - 2.36%	1.01 - 2.31%
Related party debt	368	533	0.93%	1.76%	0.56 - 1.53%	1.45 - 2.06%
Bank loans	5,288	4,938	1.24%	2.16%	0.87 - 1.86%	1.44 - 2.55%
Private MTN program	999	999	3.84%	3.84%	3.80 - 3.88%	3.80 - 3.88%
Public MTN program	25,023	25,130	1.87%	2.07%	0.35 - 3.63%	0.35 - 3.63%
Euro MTN programme	28	28	2.23%	2.23%	2.23 - 2.23%	2.23 - 2.23%
Other debt	3,236	3,266	2.27%	2.47%	0.84- 3.44%	1.73 - 3.44%
Total unsecured debt	39,976	40,384
Secured debt	9,703	9,748	1.95%	2.25%	0.27 - 3.30%	1.36 - 3.30%
Total debt	$49,679	$50,132

As of June 30, 2020, the outstanding principal balance of long-term debt with floating interest rates totaled $12.0 billion, long-term debt with fixed interest rates totaled $31.4 billion, and short-term debt with floating and fixed interest rates totaled $6.3 billion. As of March 31, 2020, the outstanding principal balance of long-term debt with floating interest rates totaled $13.0 billion, long-term debt with fixed interest rates totaled $30.0 billion, and short-term debt with floating and fixed interest rates totaled $7.3 billion.
Commercial Paper
As of June 30, 2020 and March 31, 2020, the Company had commercial paper programs that provide the Company with available funds of up to $8.8 billion, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $4.6 billion and $5.9 billion during the three months ended June 30, 2020 and 2019, respectively. The maximum balance outstanding at any month-end during the three months ended June 30, 2020 and 2019 was $5.0 billion and $6.2 billion, respectively.
Related Party Debt
HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. HCFI incurred interest expense on these notes totaling $1 million and $4 million for the three months ended June 30, 2020 and 2019, respectively.

Bank Loans
Outstanding bank loans at June 30, 2020 were either short-term or long-term, with floating or fixed interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of June 30, 2020 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.
Medium-Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. Notes outstanding under the Private MTN Program as of June 30, 2020 were long-term, with fixed interest rates, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Public MTN Program
In August 2019, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of June 30, 2020 were either long-term or short-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program as of June 30, 2020. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of June 30, 2020 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of June 30, 2020 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans and operating leases. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 26, 2021, a $2.1 billion credit agreement, which expires on February 28, 2023, and a $1.4 billion credit agreement, which expires on February 28, 2025. As of June 30, 2020, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.5 billion syndicated bank credit facility which provides that HCFI may borrow up to $737 million on a one-year revolving basis and up to $737 million on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 25, 2021 and the five-year tranche of the credit agreement expires on March 25, 2025. As of June 30, 2020, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of June 30, 2020, no amounts were drawn upon under these agreements. These agreements expire in September 2020. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(5) Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 13 regarding the valuation of derivative instruments.

	June 30, 2020			March 31, 2020
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$56,254	$800	$880	$57,379	$704	$830
Cross currency swaps	5,638	128	100	4,001	44	142
Gross derivative assets/liabilities		928	980		748	972
Collateral posted/held		55	10		45	9
Counterparty netting adjustment		(869)	(869)		(764)	(764)
Net derivative assets/liabilities		$114	$121		$29	$217

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended June 30,
	2020	2019

	(U.S. dollars in millions)
Interest rate swaps	$(9)	$(76)
Cross currency swaps	102	45
Total gain/(loss) on derivative instruments	$93	$(31)

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(6) Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended June 30,
Income Statement	2020	2019

	(U.S. dollars in millions)
Revenue:
Subsidy income	$359	$427
Interest expense:
Related party debt	1	4
Other income, net:
VSC administration fees	26	27
Support Service Fee	(11)	(9)
General and administrative expenses:
Support Compensation Agreement fees	17	17
Benefit plan expenses	2	2
Shared services	18	16

Balance Sheet	June 30, 2020	March 31, 2020

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(754)	$(738)
Investment in operating leases, net:
Unearned subsidy income	(1,287)	(1,372)
Due from Parent and affiliated companies	159	93
Liabilities:
Debt:
Related party debt	$368	$533
Due to Parent and affiliated companies	125	72
Accrued interest expense:
Related party debt	1	1
Other liabilities:
Unearned VSC administrative fees	352	363
Accrued benefit expenses	70	69

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
Vehicle Service Contract (VSC) Administration
AHFC performs administrative services for VSCs issued by certain subsidiaries of AHM. AHFC’s performance obligations for the services are satisfied over the term of the underlying contracts and revenue is recognized proportionate to the anticipated amount of services to be performed. Contract terms range between two and nine years with the majority of contracts having original terms between four and eight years. The majority of the administrative service revenue is recognized during the latter years of the underlying contracts as this is the period in which the majority of VSC claims are processed. AHFC receives fees for performing the administrative services when the contracts are acquired.
Unearned VSC administration fees represent AHFC’s contract liabilities and are included in other liabilities (Note 11). VSC administration income is recognized in other income, net (Note 12). HCFI receives fees for marketing VSCs issued by HCI. These fees are also recognized in other income, net.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Other
AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During both the three months ended June 30, 2020 and 2019, the Company recognized $3 million under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.
The majority of the amounts due from the Parent and affiliated companies at June 30, 2020 and March 31, 2019 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at June 30, 2020 and March 31, 2019 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
In July 2020, AHFC declared and paid a cash dividend of $143 million to its parent, AHM.

(7) Income Taxes
The Company's effective tax rate was 25.2% and 31.6%, for the three months ended June 30, 2020 and 2019, respectively. The reduction in the comparable period effective tax rates for the three months ended June 30, 2020 and 2019 was primarily due to unrecognized tax benefits recorded during the three months ended June 30, 2019 to reflect additional Internal Revenue Service (IRS) guidance related to the Tax Cuts and Jobs Act. The Company’s effective tax rate for the three months ended June 30, 2020, differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At June 30, 2020, $938 million of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of June 30, 2020 were to be distributed, the tax liability associated with these earnings would be $35 million, inclusive of currency translation adjustments.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which provides economic relief in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions to allow certain net operating losses to be carried-back up to five years, to increase interest deduction limitations, and to make technical corrections to tax depreciation methods for qualified improvement property. During the three months ended June 30, 2020, several U.S. states enacted legislation to respond to various provisions of the CARES Act. The Company evaluated the impact of new tax laws according to the Company’s modified separate return basis pursuant to an intercompany income tax allocation agreement with the Parent, and concluded there was no material impact on the Company’s June 30, 2020 income tax accounts.
As of June 30, 2020, the Company is subject to examination in various U.S. tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2019. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2013 through 2019 federally, and returns filed for the taxable years ended March 31, 2008 through 2019, except for 2011, provincially. The Company believes an appropriate provision has been made for all outstanding issues for all open years and does not expect any material changes in the amounts of unrecognized tax benefits during the fiscal year ending March 31, 2021.

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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At June 30, 2020, maturities of operating lease liabilities were as follows:

Twelve month periods ending June 30,	(U.S. dollars in millions)

2021	$11
2022	9
2023	8
2024	8
2025	7
Thereafter	16
Total undiscounted future lease obligations	59
Less: imputed interest	(6)
Operating lease liabilities	$53

Rent expense under operating leases was $2 million and $3 million for the three months ended June 30, 2020 and 2019, respectively. Rent expense is included within general and administrative expenses.
As of June 30, 2020, the weighted average remaining lease term for operating leases was 6.8 years and the weighted average remaining discount rate for operating leases was 3.05%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $566 million as of June 30, 2020. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $5 million as of June 30, 2020.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company is involved, in the ordinary course of business, in various legal proceedings including claims of individual customers and purported class action lawsuits. Certain of these actions are similar to suits filed against other financial institutions and captive finance companies. Most of these proceedings concern customer allegations of wrongful repossession or defamation of credit. The Company is also subject to governmental reviews and inquiries from time to time. The Company has received two Civil Investigative Demands from the U.S. Department of Justice (DOJ) relating to the financing of motor vehicles by servicemembers under the Servicemembers Civil Relief Act. The Company is cooperating with the DOJ and is responding to their information requests. Based on available information and established accruals, management does not believe it is reasonably possible that the results of these proceedings, in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements.

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
During the three months ended June 30, 2020 and 2019, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $1.3 billion and $1.5 billion, respectively. The notes were secured by assets with an initial balance of $1.3 billion and $1.6 billion, respectively.
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

	June 30, 2020

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,584	$548	$15	$9,306	$7
Operating lease securitizations	489	1	1	397	2
Total	$10,073	$549	$16	$9,703	$9

	March 31, 2020

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,645	$581	$16	$9,345	$7
Operating lease securitizations	493	1	—	403	2
Total	$10,138	$582	$16	$9,748	$9
________________________

(1)	Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of June 30, 2020 and March 31, 2020, AHFC and HCFI had combined cash collections of $500 million and $468 million, respectively, which were required to be remitted to the SPEs.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(10) Other Assets
Other assets consisted of the following:

	June 30, 2020	March 31, 2020

	(U.S. dollars in millions)
Interest receivable and other assets	$118	$107
Vehicles held for disposition	207	228
Other receivables	292	172
Deferred expense	106	105
Software, net of accumulated amortization of $159 and $156 as of June 30, 2020 and March 31, 2020, respectively	24	23
Property and equipment, net of accumulated depreciation of $23 as of both June 30, 2020 and March 31, 2020	4	4
Restricted cash	549	582
Operating lease assets	46	48
Like-kind exchange assets	91	91
Other miscellaneous assets	14	18
Total	$1,451	$1,378

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $3 million for both three months ended June 30, 2020 and 2019.

(11) Other Liabilities
Other liabilities consisted of the following:

	June 30, 2020	March 31, 2020

	(U.S. dollars in millions)
Dealer payables	$166	$68
Accrued interest expense	179	138
Accounts payable and accrued expenses	402	408
Lease security deposits	83	84
Unearned VSC administrative fees (Note 6)	352	363
Unearned income, operating leases	333	358
Operating lease liabilities	53	55
Uncertain tax positions	193	195
Other liabilities	20	20
Total	$1,781	$1,689

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(12) Other Income, net
Other income consisted of the following:

	Three months ended June 30,
	2020	2019

	(U.S. dollars in millions)
VSC administration fees (Note 6)	$26	$27
Other, net	(14)	(7)
Total	$12	$20

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$800	$—	$800
Cross currency swaps	—	128	—	128
Total assets	$—	$928	$—	$928
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$880	$—	$880
Cross currency swaps	—	100	—	100
Total liabilities	$—	$980	$—	$980

	March 31, 2020
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$704	$—	$704
Cross currency swaps	—	44	—	44
Total assets	$—	$748	$—	$748
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$830	$—	$830
Cross currency swaps	—	142	—	142
Total liabilities	$—	$972	$—	$972

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the three months ended June 30, 2020 and 2019. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
June 30, 2020
Vehicles held for disposition	$—	$—	$131	$131	$19
June 30, 2019
Vehicles held for disposition	$—	$—	$136	$136	$27

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2020
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$3,022	$3,022	$—	$—	$3,022
Dealer loans, net	3,810	—	—	3,542	3,542
Retail loans, net	34,280	—	—	35,546	35,546
Restricted cash	549	549	—	—	549
Liabilities:
Commercial paper	$5,034	$—	$5,038	$—	$5,038
Related party debt	368	—	368	—	368
Bank loans	5,288	—	5,299	—	5,299
Medium-term note programs	26,050	—	26,737	—	26,737
Other debt	3,236	—	3,327	—	3,327
Secured debt	9,703	—	9,850	—	9,850

	March 31, 2020
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$1,503	$1,503	$—	$—	$1,503
Dealer loans, net	5,600	—	—	5,136	5,136
Retail loans, net	33,954	—	—	34,441	34,441
Restricted cash	582	582	—	—	582
Liabilities:
Commercial paper	$5,490	$—	$5,488	$—	$5,488
Related party debt	533	—	533	—	533
Bank loans	4,938	—	4,780	—	4,780
Medium-term note programs	26,157	—	25,740	—	25,740
Other debt	3,266	—	3,232	—	3,232
Secured debt	9,748	—	9,794	—	9,794

Fair value information presented in the tables above is based on information available at June 30, 2020 and March 31, 2020. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the three months ended June 30, 2020 and 2019 is summarized in the following tables:

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended June 30, 2020
Revenues:
Retail	$363	$44	$—	$407
Dealer	28	4	—	32
Operating leases	1,587	318	—	1,905
Total revenues	1,978	366	—	2,344
Leased vehicle expenses	1,190	246	—	1,436
Interest expenses	230	34	—	264
Realized (gains)/losses on derivatives and foreign currency denominated debt	53	9	(62)	—
Net revenues	505	77	62	644
Other income, net	10	2	—	12
Total net revenues	515	79	62	656
Expenses:
General and administrative expenses	98	14	—	112
Provision for credit losses	4	(1)	—	3
Early termination loss on operating leases	(61)	5	—	(56)
(Gain)/Loss on derivative instruments	—	—	(93)	(93)
(Gain)/Loss on foreign currency revaluation of debt	—	—	107	107
Income before income taxes	$474	$61	$48	$583

June 30, 2020
Finance receivables, net	$33,980	$4,110	$—	$38,090
Investment in operating leases, net	28,697	5,033	—	33,730
Total assets	67,834	9,715	—	77,549

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended June 30, 2019
Revenues:
Retail	$382	$51	$—	$433
Dealer	59	6	—	65
Operating leases	1,565	330	—	1,895
Total revenues	2,006	387	—	2,393
Leased vehicle expenses	1,142	250	—	1,392
Interest expense	277	45	—	322
Realized (gains)/losses on derivatives and foreign currency denominated debt	15	(2)	(13)	—
Net revenues	572	94	13	679
Other income, net	17	3	—	20
Total net revenues	589	97	13	699
Expenses:
General and administrative expenses	106	15	—	121
Provision for credit losses	48	—	—	48
Early termination loss on operating leases	23	1	—	24
(Gain)/Loss on derivative instruments	—	—	31	31
(Gain)/Loss on foreign currency revaluation of debt	—	—	38	38
Income before income taxes	$412	$81	$(56)	$437

June 30, 2019
Finance receivables, net	$36,074	$4,535	$—	$40,609
Investment in operating leases, net	27,618	5,340	—	32,958
Total assets	66,547	10,070	—	76,617

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
References in this report to our “fiscal year 2021” and “fiscal year 2020” refer to our fiscal year ending March 31, 2021 and our fiscal year ended March 31, 2020, respectively.

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
To assist our existing retail loan and lease customers who may have been impacted by COVID-19, we granted payment deferrals to those customers who requested assistance beginning in mid-March 2020. The deferral period is up to a maximum of 3 months in the United States and 4 months in Canada, generally from the date the customer was initially granted the deferral. Interest on retail loans continues to accrue during the deferral period. Approximately 219,000 retail loans and 177,000 retail leases have been granted payment deferrals through the end of June 2020, which represents approximately 9% and 11% or outstanding retail loans and retail leases as of June 30, 2020, respectively. Although these payment deferrals have resulted and will continue to result in delays in collections, customers who are taking advantage of the deferrals are not considered delinquent during such deferral periods and therefore are not reflected in our delinquency measures. It is expected that some customers will not be able to make their contractual payments after the deferral period and will ultimately default. Delinquencies, repossessions, and charge-offs on retail loans and realized losses on early terminations of operating leases are expected to begin rising in the second quarter of fiscal year 2021 as more of the payment deferrals expire. In the United States, the payment deferral period for approximately 93% of the retail loans and leases that were granted payment deferrals have expired by the end of July 2020. Approximately 18% of the customers that were required to resume making their payments after the expiration of their deferral period were delinquent as of July 31, 2020, of which approximately 4% were 30 days or more past due.
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
The suspension of sales operations at Honda and Acura dealerships and the decline in consumer demand had an impact on the sale of Honda and Acura vehicles. As a result, our consumer financing acquisition volumes also declined. Most dealerships resumed their sales operations beginning in May 2020 and with the support of incentive financing programs, our consumer financing acquisition volumes recovered by June 2020.
Sales of returned vehicles were limited during April 2020 as most physical auctions temporarily suspended operations. Used vehicle prices were negatively impacted during the suspension of auctions but have since recovered to pre-COVID-19 levels in June 2020.
The COVID-19 pandemic initially led to disruptions and volatility in the global capital markets. To improve our liquidity position for potential disruptions in funding sources, we increased our cash balances in part through additional medium-term note issuances. Our overall ability to access funding sources has not been negatively impacted.
The near-and-long term impact of COVID-19 to our business remains highly uncertain and cannot be accurately predicted at this time. Although some of the initial governmental measures that were enacted to control the spread of COVID-19 have begun to be scaled back, a resurgence in the spread of COVID-19 may result in the reimplementation of certain restrictions, which could adversely impact our business.

Results of Operations
The following table presents our income before income taxes:

	Three months ended June 30,
	2020	2019

	(U.S. dollars in millions)
Income before income taxes:
United States segment	$517	$359
Canada segment	66	78
Total income before income taxes	$583	$437

Comparison of the Three Months Ended June 30, 2020 and 2019
Our consolidated income before income taxes was $583 million during the first quarter of fiscal year 2021 compared to $437 million during the same period in fiscal year 2020. This increase of $146 million, or 33%, was due to the following differences:

	Three months ended June 30,
	2020	2019	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$407	$433	$(26)	(6)%
Dealer	32	65	(33)	(51)%
Operating lease, net of leased vehicle expenses	469	503	(34)	(7)%
Interest expense	(264)	(322)	58	(18)%
Other income, net	12	20	(8)	(40)%
Total net revenues	656	699	(43)	(6)%
Expenses:
General and administrative expenses	112	121	(9)	(7)%
Provision for credit losses	3	48	(45)	(94)%
Early termination loss on operating leases	(56)	24	(80)	n/m
(Gain)/Loss on derivative instruments	(93)	31	(124)	n/m
(Gain)/Loss on foreign currency revaluation of debt	107	38	69	n/m
Total expenses	73	262	(189)	(72)%
Total income before income taxes	$583	$437	$146	33%
n/m = not meaningful

Segment Results—Comparison of the Three Months Ended June 30, 2020 and 2019
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019	2020	2019

	(U.S. dollars in millions)
Revenues:
Retail	$363	$382	$44	$51	$407	$433
Dealer	28	59	4	6	32	65
Operating leases	1,587	1,565	318	330	1,905	1,895
Total revenues	1,978	2,006	366	387	2,344	2,393
Leased vehicle expenses	1,190	1,142	246	250	1,436	1,392
Interest expense	230	277	34	45	264	322
Net revenues	558	587	86	92	644	679
Other income, net	10	17	2	3	12	20
Total net revenues	568	604	88	95	656	699
Expenses:
General and administrative expenses	98	106	14	15	112	121
Provision for credit losses	4	48	(1)	—	3	48
Early termination loss on operating leases	(61)	23	5	1	(56)	24
(Gain)/Loss on derivative instruments	(97)	30	4	1	(93)	31
(Gain)/Loss on foreign currency revaluation of debt	107	38	—	—	107	38
Income before income taxes	$517	$359	$66	$78	$583	$437
Revenues
Revenue from retail loans in the United States segment decreased by $19 million, or 5%, during the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was attributable to lower yields and lower average outstanding balances. Revenue from retail loans in the Canada segment decreased by $7 million, or 14%, during the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was attributable to lower average outstanding balances and lower yields.
Operating lease revenue in the United States segment increased by $22 million, or 1%, during the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The increase was primarily attributable to higher average outstanding operating leases. Operating lease revenue in the Canada segment decreased by $12 million, or 4%, during the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was attributable to lower average outstanding operating leases and the effect of foreign currency translation adjustments.
Revenue from dealer loans in the United States segment decreased by $31 million, or 53%, during the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was attributable to lower yields and lower average outstanding balances. Revenue from dealer loans in the Canada segment decreased by $2 million, or 33%, during the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was primarily due to lower yields.
Consolidated subsidy income from AHM and HCI sponsored incentive programs decreased by $68 million, or 16%, to $359 million during the first quarter of fiscal year 2021 compared to $427 million during the same period in fiscal year 2020 primarily due to lower average outstanding incentive leases and incentive retail loans which resulted in the decrease in average subsidy payments received.

Leased vehicle expenses
Leased vehicle expenses in the United States segment increased by $48 million, or 4%, during the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The increase was attributable to the increase in depreciation due to higher average outstanding operating leases partially offset by lower gains on disposition of leased vehicles due to the negative impact on used vehicle prices caused by the suspension of physical auctions. Leased vehicle expenses in the Canada segment decreased by $4 million, or 2%, during the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was primarily due to the decrease in depreciation on operating leases due to lower average outstanding operating leases.
Interest expense
Interest expense in the United States segment decreased by $47 million, or 17%, during the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020 primarily due to lower average interest rates. Interest expense in the Canada segment decreased by $11 million, or 24%, during the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was attributable to lower average interest rates, lower average outstanding debt and the effect of foreign currency translation adjustments. See “—Liquidity and Capital Resources” below for more information.
Provision for credit losses
The provision for credit losses in the United States segment decreased by $44 million, or 92%, during the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in the provision for credit losses is primarily attributable to the decrease in the provision for retail loans of $33 million due to lower than expected net charge-offs and a reduction of expected credit losses during the first quarter of fiscal year 2021. The provision for credit losses in the Canada segment decreased by $1 million during the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020. See “—COVID-19 Pandemic” above and “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
In the United States segment, we recognized a reversal of early termination losses on operating leases of $61 million, during the first quarter of fiscal year 2021 compared to losses of $23 million during the same period in fiscal year 2020. The reversal of early termination losses was the result of revising the estimated impact of COVID-19 on early termination losses. Early termination losses on operating leases in the Canada segment increased by $4 million during the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020 due to our increased estimates of the impact of COVID-19 on early termination losses. See “—COVID-19 Pandemic” above and “—Financial Condition—Credit Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a gain on derivative instruments of $97 million during the first quarter of fiscal year 2021 compared to a loss of $30 million during the same period in fiscal year 2020. The gain in the first quarter of fiscal year 2021 was attributable to a gain on cross currency swaps of $102 million and a gain on pay float interest rate swaps of $64 million, partially offset by a loss on pay fixed interest rate swaps of $69 million. The gain on cross currency swaps during the first quarter of fiscal year 2021 was primarily attributable to the U.S. dollar weakening against the Euro and Sterling during the period. The loss on pay fixed interest rate swaps and gain on pay float interest rate swaps during the first quarter of fiscal year 2021 were primarily due to the decline in applicable swap rates during the period. In the Canada segment, we recognized a loss on derivative instruments of $4 million during the first quarter of fiscal year 2021 compared to a loss of $1 million during the same period in fiscal year 2020. The loss in the first quarter of fiscal year 2021 was due to a decline in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $107 million during the first quarter of fiscal year 2021 compared to a loss of $38 million during the same period in fiscal year 2020. The loss in the first quarter of fiscal year 2021 was primarily due to the U.S. dollar weakening against the Euro and Sterling during the period.

Income tax expense
The consolidated effective tax rate was 25.2% for the first quarter of fiscal year 2021 and 31.6% for the same period in fiscal year 2020. The reduction in the comparable period effective tax rates for the three months ended June 30, 2020 and 2019 was primarily due to unrecognized tax benefits recorded during the three months ended June 30, 2019 to reflect additional Internal Revenue Service (IRS) guidance related to the Tax Cuts and Jobs Act. The Company’s effective tax rate for the three-month period ended June 30, 2020, differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended June 30,
	2020		2019
	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	110	91	103	57
Used auto	23	10	38	9
Motorcycle and other	32	—	23	1
Total retail loans	165	101	164	67
Leases	96	83	141	111

Canada Segment
Retail loans:
New auto	9	8	17	16
Used auto	2	—	1	—
Motorcycle and other	3	3	3	3
Total retail loans	14	11	21	19
Leases	10	10	27	26

Consolidated
Retail loans:
New auto	119	99	120	73
Used auto	25	10	39	9
Motorcycle and other	35	3	26	4
Total retail loans	179	112	185	86
Leases	106	93	168	137
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

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended June 30,
	2020	2019
United States Segment
New auto	70%	60%
Motorcycle	34%	34%

Canada Segment
New auto	66%	82%
Motorcycle	24%	29%

Consolidated
New auto	70%	62%
Motorcycle	33%	33%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	June 30, 2020	March 31, 2020	June 30, 2020	March 31, 2020

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$24,517	$24,353	1,510	1,510
Used auto	4,947	4,999	357	356
Motorcycle and other	1,290	1,145	201	192
Total retail loans	$30,754	$30,497	2,068	2,058
Investment in operating leases	$28,697	$28,809	1,307	1,318

Securitized retail loans (2)	$8,960	$8,977	698	703

Canada Segment
Retail loans:
New auto	$3,235	$3,195	252	258
Used auto	191	178	23	24
Motorcycle and other	100	84	21	20
Total retail loans	$3,526	$3,457	296	302
Investment in operating leases	$5,033	$5,034	288	296

Securitized retail loans (2)	$624	$668	56	58
Securitized investments in operating leases (2)	$489	$493	24	24

Consolidated
Retail loans:
New auto	$27,752	$27,548	1,762	1,768
Used auto	5,138	5,177	380	380
Motorcycle and other	1,390	1,229	222	212
Total retail loans	$34,280	$33,954	2,364	2,360
Investment in operating leases	$33,730	$33,843	1,595	1,614

Securitized retail loans (2)	$9,584	$9,645	754	761
Securitized investments in operating leases (2)	$489	$493	24	24
_______________________

(1)	A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.

(2)
Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.

In the United States segment, retail loan acquisition volumes increased by 1% during the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020 primarily due to the increase in sponsored new auto loan acquisition volumes. Lease acquisition volumes decreased by 32% during the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020 due to the decrease in both sponsored and non-sponsored program volumes. In the Canada segment, retail loan acquisition volumes decreased by 33% during the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020 primarily due to the decline in sponsored new auto loan acquisition volumes. Lease acquisition volumes decreased by 63% during the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020 due to the decrease in sponsored program volumes. The overall decrease in consumer financing acquisition volumes was due to the impact of COVID-19. See “—COVID-19 Pandemic” above.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	June 30, 2020	March 31, 2020
United States Segment
Automobile	29%	29%
Motorcycle	97%	97%
Other	17%	16%

Canada Segment
Automobile	34%	36%
Motorcycle	95%	96%
Other	92%	93%

Consolidated
Automobile	30%	30%
Motorcycle	97%	97%
Other	19%	19%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended June 30,
	2020	2019
United States Segment
Automobile	21%	27%
Motorcycle	98%	97%
Other	10%	9%

Canada Segment
Automobile	32%	32%
Motorcycle	88%	91%
Other	97%	96%

Consolidated
Automobile	22%	28%
Motorcycle	97%	96%
Other	15%	13%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	June 30, 2020	March 31, 2020	June 30, 2020	March 31, 2020

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$1,942	$3,049	71	109
Motorcycle	404	760	47	96
Other	48	55	44	56
Total wholesale flooring loans	$2,394	$3,864	162	261
Commercial loans	$832	$1,020

Canada Segment
Wholesale flooring loans:
Automobile	$442	$547	16	21
Motorcycle	62	91	8	13
Other	24	24	25	27
Total wholesale flooring loans	$528	$662	49	61
Commercial loans	$56	$54

Consolidated
Wholesale flooring loans:
Automobile	$2,384	$3,596	87	130
Motorcycle	466	851	55	109
Other	72	79	69	83
Total wholesale flooring loans	$2,922	$4,526	211	322
Commercial loans	$888	$1,074
_______________________

(1) A unit represents one automobile, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.
Credit Risk
Credit losses are an expected cost of extending credit. The majority of our credit risk is in consumer financing and to a lesser extent in dealer financing. Credit risk of our portfolio of consumer finance receivables can be affected by general economic conditions. Adverse changes, such as a rise in unemployment, can increase the likelihood of defaults. Declines in used vehicle prices can reduce the amount of recoveries on repossessed collateral. We manage our exposure to credit risk in retail loans by monitoring and adjusting our underwriting standards, which affect the level of credit risk that we assume, pricing contracts for expected losses and focusing collection efforts to minimize losses. We manage our exposure to credit risk for dealers through ongoing reviews of their financial condition.
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
With the adoption of ASC 2016-13, the allowance for credit losses is management’s estimate of lifetime expected credit losses on the amortized cost basis of finance receivables. Additional information regarding credit losses is provided in the discussion of “—Critical Accounting Policies—Credit Losses” below.
The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the three months ended June 30,
	2020	2019

	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period (4)	$456	$194
Provision for credit losses	4	48
Charge-offs, net of recoveries	(39)	(44)
Allowance for credit losses at end of period	$421	$198
Allowance as a percentage of ending receivable balance (1)	1.22%	0.54%
Charge-offs as a percentage of average receivable balance (1), (3)	0.45%	0.50%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$64	$134
As a percentage of ending receivable balance (1), (2)	0.18%	0.37%
Operating leases:
Early termination loss on operating leases	$(61)	$23
Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period (4)	15	7
Provision for credit losses	(1)	—
Charge-offs, net of recoveries	(1)	(1)
Effect of translation adjustment	—	—
Allowance for credit losses at end of period	$13	$6
Allowance as a percentage of ending receivable balance (1)	0.3%	0.12%
Charge-offs as a percentage of average receivable balance (1), (3)	0.14%	0.07%
Delinquencies (60 or more days past due):
Delinquent amount (2)	3	5
As a percentage of ending receivable balance (1), (2)	0.07%	0.10%
Operating leases:
Early termination loss on operating leases	$5	$1
Consolidated
Finance receivables:
Allowance for credit losses at beginning of period (4)	$471	$201
Provision for credit losses	3	48
Charge-offs, net of recoveries	(40)	(45)
Effect of translation adjustment	—	—
Allowance for credit losses at end of period	$434	$204
Allowance as a percentage of ending receivable balance (1)	1.12%	0.49%
Charge-offs as a percentage of average receivable balance (1), (3)	0.42%	0.45%
Delinquencies (60 or more days past due):
Delinquent amount (2)	66	139
As a percentage of ending receivable balance (1), (2)	0.17%	0.34%
Operating leases:
Early termination loss on operating leases	$(56)	$24
_______________________

(1)
Ending and average receivable balances exclude the allowance for credit losses, unearned subvention income related to our incentive financing programs and deferred origination costs. Average receivable balances are calculated based on the average of each month’s ending receivables balance for each respective period.

(2)
For the purposes of determining whether a contract is delinquent, payment is generally considered to have been made, in the case of (i) dealer loans, upon receipt of 100% of the payment when due and (ii) consumer finance receivables, upon receipt of 90% of the sum of the current monthly payment plus any overdue monthly payments. Delinquent amounts presented are the aggregated principal balances of delinquent finance receivables. Finance receivables that were granted payment deferrals are not considered delinquent and are therefore excluded from these delinquency measures. See above under "—COVID-19 Pandemic” for additional information.

(3)	Percentages for the three months ended June 30, 2020 and 2019 have been annualized.

(4)	Beginning allowance for the three months ended June 30, 2020 includes the cumulative effect of adopting ASU 2016-13.

In the United States segment, the provision for credit losses on our finance receivables was $4 million during the first quarter of fiscal year 2021 compared to $48 million during the same period in fiscal year 2020. The decrease in the provision for credit losses was primarily attributable to the decrease in the provision for retail loans of $33 million. Net charge-offs during the first quarter of fiscal year 2021 were favorable relative to the expected credit losses for the period, which had a positive effect on the provision for credit losses on retail loans. Delinquencies and net charge-offs of retail loans during the first quarter of fiscal year 2021 were lower compared to the same period in fiscal year 2020 due in part to payment deferrals that were granted to requesting customers as a result of COVID-19. It is expected however that some customers will not be able to make the contractual payments after the deferral period and will ultimately default. We recognized a reversal of early termination losses on operating leases of $61 million during the first quarter of fiscal year 2021 compared to losses of $23 million during the same period in fiscal year 2020. The reversal of early termination losses was the result of applying qualitative adjustments to reduce the effect of higher unemployment rates in the modeling results during the first quarter of fiscal year 2021. See above under “—COVID-19 Pandemic” for additional information.
In the Canada segment, we recognized a credit of $1 million to our provision for credit losses on our finance receivables during the first quarter of fiscal year 2021 compared to a less than $1 million provision for credit losses on our finance receivables during the same period in fiscal year 2020. Early termination losses on operating lease assets was $5 million during the first quarter of fiscal year 2021 compared to $1 million during the same period in fiscal year 2020. Early termination losses increased due to our increased estimates of the impact of COVID-19 on estimated early termination losses.
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
We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first quarter of fiscal year 2021 or the same period in fiscal year 2020.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended June 30,
	2020	2019

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	64	101
Sales through auctions and dealer direct programs (3)	38	54
Total termination units	102	155

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	15	23
Sales through auctions and dealer direct programs (3)	3	2
Total termination units	18	25

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	79	124
Sales through auctions and dealer direct programs (3)	41	56
Total termination units	120	180
_______________________

(1)	A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.

(2)	Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.

(3)	Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.
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
In an effort to minimize liquidity risk and interest rate risk and the resulting negative effects on our margins, results of operations and cash flows, our funding strategy incorporates investor diversification and the utilization of multiple funding sources including commercial paper, medium-term notes, bank loans and asset-backed securities. We incorporate a funding strategy that takes into consideration factors such as the interest rate environment, domestic and foreign capital market conditions, maturity profiles, and economic conditions. See above under “—COVID-19 Pandemic” for additional information. We believe that our funding sources, combined with cash provided by operating and investing activities, will provide sufficient liquidity for us to meet our debt service and working capital requirements over the next twelve months.

The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of June 30, 2020 and March 31, 2020 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of June 30, 2020 and March 31, 2020, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar), “€” (Euro) and “£” (Sterling) were converted into U.S. dollars solely for the convenience based on the exchange rate on June 30, 2020 of 1.3576, 1.1234 and 1.2387, respectively, per U.S. dollar. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.
Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate
	June 30, 2020	March 31, 2020	June 30, 2020	March 31, 2020

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,290	$4,486	1.15%	1.83%
Bank loans	3,797	3,797	1.27%	2.21%
Private MTN program	999	999	3.84%	3.84%
Public MTN program	25,023	25,130	1.87%	2.07%
Euro MTN programme	28	28	2.23%	2.23%
Total unsecured debt	34,137	34,440
Secured debt	8,713	8,710	2.06%	2.26%
Total debt	$42,850	$43,150

Canada Segment
Unsecured debt:
Commercial paper	$744	$1,004	1.44%	1.73%
Related party debt	368	533	0.93%	1.76%
Bank loans	1,491	1,141	1.21%	2.01%
Other debt	3,236	3,266	2.27%	2.47%
Total unsecured debt	5,839	5,944
Secured debt	990	1,038	1.05%	2.13%
Total debt	$6,829	$6,982

Consolidated
Unsecured debt:
Commercial paper	$5,034	$5,490	1.19%	1.81%
Related party debt	368	533	0.93%	1.76%
Bank loans	5,288	4,938	1.24%	2.16%
Private MTN program	999	999	3.84%	3.84%
Public MTN program	25,023	25,130	1.87%	2.07%
Euro MTN programme	28	28	2.23%	2.23%
Other debt	3,236	3,266	2.27%	2.47%
Total unsecured debt	39,976	40,384
Secured debt	9,703	9,748	1.95%	2.25%
Total debt	$49,679	$50,132

Commercial Paper
As of June 30, 2020, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.8 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the three months ended June 30, 2020, consolidated commercial paper month-end outstanding principal balances ranged from $3.7 billion to $5.0 billion.
Related Party Debt
HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days.
Bank Loans
During the three months ended June 30, 2020, AHFC did not enter into any term loan agreements. HCFI entered into two floating rate term loan agreements for a total of C$600 million ($442 million). As of June 30, 2020, we had bank loans denominated in U.S. dollars and Canadian dollars with floating and fixed interest rates, in principal amounts ranging from $37 million to $600 million. As of June 30, 2020, the remaining maturities of all bank loans outstanding ranged from 66 days to approximately 4.7 years. The weighted average remaining maturity on all bank loans was 1.7 years as of June 30, 2020.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of June 30, 2020, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.
Medium-Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. As of June 30, 2020, the remaining maturities of Private MTNs outstanding did not exceed 1.2 years. Private MTNs were issued pursuant to the terms of an issuing and paying agency agreement, which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of June 30, 2020, management believes that AHFC was in compliance with all covenants contained in the Private MTNs.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the three months ended June 30, 2020, AHFC issued €1.5 billion aggregate principal amount of Euro denominated fixed rate MTNs, with an original maturity range from 2.0 years to 4.5 years. The weighted average remaining maturities of all Public MTNs was 2.3 years as of June 30, 2020.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of June 30, 2020, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2020, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.
The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	June 30, 2020	March 31, 2020

	(U.S. dollars in millions)
U.S. dollar	$20,463	$22,309
Euro	4,817	3,076
Sterling	742	744
Japanese yen	28	28
Total	$26,050	$26,157
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the three months ended June 30, 2020, HCFI did not enter into any private placement transactions. As of June 30, 2020, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 59 days to approximately 4.9 years. The weighted average remaining maturities of these notes was 2.4 years as of June 30, 2020.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2020, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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
During the three months ended June 30, 2020, we issued notes through asset-backed securitizations totaling $1.3 billion, which were secured by assets with an initial balance of $1.3 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $3.5 billion 364-day credit agreement, which expires on February 26, 2021, a $2.1 billion credit agreement, which expires on February 28, 2023, and a $1.4 billion credit agreement, which expires on February 28, 2025. As of June 30, 2020, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.5 billion) credit agreement which provides that HCFI may borrow up to C$1.0 billion ($737 million) on a one-year revolving basis and up to C$1.0 billion ($737 million) on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 25, 2021 and the five-year tranche of the credit agreement expires on March 25, 2025. As of June 30, 2020, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of June 30, 2020, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of June 30, 2020, no amounts were drawn upon under these agreements. These agreements expire in September 2020. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•
cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•
ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of June 30, 2020 under AHFC’s and HCFI’s bank loan agreements.

As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $17 million during both the three months ended June 30, 2020 and 2019, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of June 30, 2020, AHFC and its consolidated subsidiaries had $59.6 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $17.1 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.
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

Contractual Obligations
The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending June 30,
	Total	2021	2022	2023	2024	2025	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$40,044	$14,360	$9,953	$7,081	$4,435	$2,715	$1,500
Secured debt obligations (1)	9,717	5,083	2,937	1,479	218	—	—
Interest payments on debt (2)	1,921	741	486	322	192	87	93
Operating lease obligations	59	11	9	8	8	7	16
Total	$51,741	$20,195	$13,385	$8,890	$4,853	$2,809	$1,609
_______________________

(1)
Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of June 30, 2020.

(2)	Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of June 30, 2020.
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
Credit Losses
With the adoption of ASC 2016-13, the allowance for credit losses is management’s estimate of lifetime expected credit losses on the amortized cost basis of finance receivables. We have elected not to measure an allowance for credit losses for accrued interest receivables. The allowance is measured on an undiscounted basis. Management evaluates the allowance, at minimum, on a quarterly basis.

The allowance for retail loans is measured on a collective basis. Our historical experience provides the primary basis for estimating the allowance. The modeling methodology used to estimate the allowance incorporates vintage loss and delinquency migration analysis. Retail loans are segmented into pools with similar risk characteristics. Currently, retail loans are segmented by origination quarter, internal credit grade, product type, and original term. Past economic conditions and other attributes of the pools including loan-to-value ratios and external credit scores at loan inception are also taken into consideration when assessing historical credit loss experience. Current and forecasts of future economic factors such as unemployment rates, used vehicle prices, and consumer debt service burdens are applied in the modeling to estimate current expected credit losses. Management will also consider qualitative adjustments given the inherent uncertainty in estimating expected credit losses and the imprecision of any modeling methodology.
The allowance for dealer loans is measured at the individual dealer level when they have been specifically identified as impaired. Dealer loans are considered impaired when it is probable that we will be unable to collect the amounts due according to the terms of the applicable contract. Our determination of whether dealer loans are impaired is based on evaluations of the dealership's payment history, financial condition, ability to perform under the terms of the loan agreements, and collateral values as applicable. Expected credit losses on impaired dealer loans is measured based upon the specific circumstances of each dealer considering all expected sources of repayment or the fair value of the collateral if foreclosure is probable. The allowance for dealer loans that have not been specifically identified as impaired is measured collectively primarily using historical loss rates.
Estimated losses on operating leases expected to terminate early due to lessee defaults are also determined collectively using modeling methodologies consistent with those used for retail loans.
Refer to Note 2—Finance Receivables of Notes to Consolidated Financial Statements (Unaudited) for additional information regarding credit losses on retail and dealer loans. Refer to Note 3—Investment in Operating Leases of Notes to Consolidated Financial Statements (Unaudited) for additional information regarding early termination losses on operating leases.
Sensitivity Analysis
Our allowance for credit losses and early termination losses on operating leases requires significant judgment about inherently uncertain factors. The estimates are based on management’s evaluation of many factors, including our historical credit loss experience, the value of the underlying collateral, delinquency trends, and economic conditions. The estimates are based on information available as of each reporting date. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates. 10% and 20% increases in estimated incurred losses on our consumer finance receivables would have resulted in increases to the allowance for credit losses as of June 30, 2020 of $43 million and $85 million, respectively. Similarly, 10% and 20% increases in estimated incurred losses due to defaults on operating leases would have resulted in increases to estimated early termination losses as of June 30, 2020 of $23 million and $46 million, respectively.
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

Sensitivity Analysis
If future estimated auction values for all outstanding operating leases as of June 30, 2020 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $73 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $13 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of June 30, 2020. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2020, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information on our legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, which was filed with the SEC on June 22, 2020.
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
Dated: August 10, 2020

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)