Form 10-Q
period 2020-09-30
AMERICAN HONDA FINANCE CORP
filed 2020-11-10
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-36111
AMERICAN HONDA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1919 Torrance Blvd., Torrance, California	90501
(Address of principal executive offices)	(Zip Code)

(310) 972-2555
(Registrant’s telephone number, including area code)

20800 Madrona Avenue, Torrance, California 90503
(Former name, former address and former fiscal year, if changed since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of October 31, 2020, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

REDUCED DISCLOSURE FORMAT
American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly-owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2020
i

Cautionary Statement Regarding Forward-Looking Statements
Certain statements included herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “scheduled,” or “anticipates” or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. In addition, all information included herein with respect to projected or future results of operations, cash flows, financial condition, financial performance, or other financial or statistical matters constitute forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and that may be incapable of being realized. The following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements:
•uncertainties regarding the duration and severity of the COVID-19 pandemic and the measures intended to reduce its spread and the related impact on our operations, liquidity and financial condition;
•declines in the financial condition or performance of Honda Motor Co., Ltd. or the sales of Honda or Acura products;
•changes in economic and general business conditions, both domestically and internationally, including changes in international trade policy;
•fluctuations in interest rates and currency exchange rates;
•the failure of our customers, dealers or counterparties to meet the terms of any contracts with us, or otherwise fail to perform as agreed;
•our inability to recover the estimated residual value of leased vehicles at the end of their lease terms;
•changes or disruption in our funding sources or access to the capital markets;
•changes in our, or Honda Motor Co., Ltd.’s, credit ratings;
•increases in competition from other financial institutions seeking to increase their share of financing of Honda and Acura products;
•changes in laws and regulations, including the result of financial services legislation, and related costs;
•changes in accounting standards;
•a failure or interruption in our operations; and
•a security breach or cyber attack.
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

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share amounts)

	September 30, 2020	March 31, 2020
Assets
Cash and cash equivalents	$2,950	$1,503
Finance receivables, net	39,572	39,554
Investment in operating leases, net	34,438	33,843
Due from Parent and affiliated companies	136	93
Income taxes receivable	80	137
Other assets	1,217	1,378
Derivative instruments	1,063	748
Total assets	$79,456	$77,256
Liabilities and Equity
Debt	$51,290	$50,132
Due to Parent and affiliated companies	111	72
Income taxes payable	207	239
Deferred income taxes	6,809	6,589
Other liabilities	1,770	1,689
Derivative instruments	822	972
Total liabilities	61,009	59,693
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of September 30, 2020 and March 31, 2020	1,366	1,366
Retained earnings	16,109	15,395
Accumulated other comprehensive loss	(116)	(175)
Total shareholder’s equity	17,359	16,586
Noncontrolling interest in subsidiary	1,088	977
Total equity	18,447	17,563
Total liabilities and equity	$79,456	$77,256

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	September 30, 2020	March 31, 2020
Finance receivables, net	$10,297	$9,645
Investment in operating leases, net	472	493
Other assets	534	598
Total assets	$11,303	$10,736
Secured debt	$10,363	$9,748
Other liabilities	8	9
Total liabilities	$10,371	$9,757

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Revenues:
Retail	$426	$443	$833	$876
Dealer	25	57	57	122
Operating leases	1,942	1,935	3,847	3,830
Total revenues	2,393	2,435	4,737	4,828
Leased vehicle expenses	1,361	1,409	2,797	2,801
Interest expense	226	318	490	640
Net revenues	806	708	1,450	1,387
Other income, net	17	23	29	43
Total net revenues	823	731	1,479	1,430
Expenses:
General and administrative expenses	116	124	228	245
Provision for credit losses	(4)	58	(1)	106
Early termination loss on operating leases	(59)	36	(115)	60
(Gain)/Loss on derivative instruments	(232)	174	(325)	205
(Gain)/Loss on foreign currency revaluation of debt	241	(184)	348	(146)
Total expenses	62	208	135	470
Income before income taxes	761	523	1,344	960
Income tax expense	208	135	355	273
Net income	553	388	989	687
Less: Net income attributable to noncontrolling interest	36	33	59	60
Net income attributable to American Honda Finance Corporation	$517	$355	$930	$627

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Net income	$553	$388	$989	$687
Other comprehensive income:
Foreign currency translation adjustment	40	(23)	113	15
Comprehensive income	593	365	1,102	702
Less: Comprehensive income/(loss) attributable to noncontrolling interest	55	22	113	67
Comprehensive income attributable to American Honda Finance Corporation	$538	$343	$989	$635

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2019	$17,268	$15,088	$(118)	$1,366	$932
Net income	687	627	—	—	60
Other comprehensive loss	15	—	8	—	7
Dividends declared	(292)	(292)	—	—	—
Balance at September 30, 2019	$17,678	$15,423	$(110)	$1,366	$999

Balance at March 31, 2020	$17,563	$15,395	$(175)	$1,366	$977
Net income	989	930	—	—	59
Other comprehensive income	113	—	59	—	54
Adoption of accounting standard (Note 1)	(75)	(73)	—	—	(2)
Dividends declared	(143)	(143)	—	—	—
Balance at September 30, 2020	$18,447	$16,109	$(116)	$1,366	$1,088

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Six months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$989	$687
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(122)	24
Provision for credit losses	(1)	106
Early termination loss on operating leases	(115)	60
Depreciation on leased vehicles	2,832	2,827
Accretion of unearned subsidy income	(745)	(849)
Amortization of deferred dealer participation and other deferred costs	181	179
Gain on disposition of leased vehicles	(105)	(96)
Deferred income taxes	227	198
Changes in operating assets and liabilities:
Income taxes receivable/payable	26	5
Other assets	(2)	16
Accrued interest/discounts on debt	29	23
Other liabilities	73	(9)
Due to/from Parent and affiliated companies	(5)	48
Net cash provided by operating activities	3,262	3,219
Cash flows from investing activities:
Finance receivables acquired	(10,852)	(9,240)
Principal collected on finance receivables	8,995	8,605
Net change in wholesale loans	1,770	780
Purchase of operating lease vehicles	(7,710)	(9,684)
Disposal of operating lease vehicles	4,980	5,861
Cash received for unearned subsidy income	654	637
Other investing activities, net	(5)	(2)
Net cash used in investing activities	(2,168)	(3,043)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Six months ended September 30,
	2020	2019
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$21,539	$16,053
Paydown of commercial paper	(22,714)	(16,297)
Proceeds from issuance of short-term debt	214	300
Paydown of short-term debt	(433)	(1,100)
Proceeds from issuance of related party debt	734	1,580
Paydown of related party debt	(912)	(1,580)
Proceeds from issuance of medium-term notes and other debt	6,160	4,613
Paydown of medium-term notes and other debt	(4,722)	(3,553)
Proceeds from issuance of secured debt	3,241	2,743
Paydown of secured debt	(2,688)	(2,613)
Dividends paid	(143)	(292)
Net cash provided by/(used in) financing activities	276	(146)
Effect of exchange rate changes on cash and cash equivalents	10	1
Net increase in cash and cash equivalents	1,380	31
Cash and cash equivalents and restricted cash at beginning of period	2,085	1,383
Cash and cash equivalents and restricted cash at end of period	$3,465	$1,414
Supplemental disclosures of cash flow information:
Interest paid	$309	$448
Income taxes paid	$105	$37

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	September 30,
	2020	2019
Cash and cash equivalents	$2,950	$808
Restricted cash included in other assets (1)	515	606
Total	$3,465	$1,414
---------------------------------------------------------
(1)Restricted cash balances relate primarily to securitization arrangements (Note 9).

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Summary of Business and Significant Accounting Policies

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
Effective April 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments modify the disclosure requirements on fair value measurements in Topic 820, based on Financial Accounting Standards Board (FASB) Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements. Certain disclosure requirements were removed, modified and added in Topic 820. This standard did not have an impact on the consolidated financial statements.

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
Revenue on finance receivables includes contractual interest income, accretion of origination fees, and amortization of origination costs. Contractual interest income is accrued using the simple interest method. Origination fees and costs are recognized in revenue using the interest method over the contractual life of the finance receivables. The recognition of finance revenue on retail loans is discontinued when the underlying collateral is repossessed or accounts are charged off. The recognition of finance revenue on dealer loans is discontinued when they are 90 days or more past due or when it has been determined the Company will be unable to collect all principal and interest payments.
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

Allowance for Credit Losses
The allowance for credit losses is management’s estimate of lifetime expected credit losses on the amortized cost basis of finance receivables which is deducted from or, in the case of expected net recoveries, added to the amortized cost. The Company has elected not to measure an allowance for credit losses for accrued interest receivable. The allowance is measured on an undiscounted basis. Management evaluates the allowance, at minimum, on a quarterly basis.
The retail loan portfolio segment consists of homogeneous loans with relatively small balances. The allowance for retail loans is measured on a collective basis. The Company's historical experience provides the primary basis for estimating the allowance. The modeling methodology used to estimate the allowance incorporates vintage loss and delinquency migration analysis. Retail loans are segmented into pools with similar risk characteristics. Currently, retail loans are segmented by origination quarter, internal credit grade at origination, product type, and original term. Past economic conditions and other attributes of the pools including loan-to-value ratios at loan inception are also taken into consideration when assessing historical credit loss experience. Current and forecasts of future economic factors such as unemployment rates, bankruptcies and used vehicle prices are applied in the modeling to estimate current expected credit losses. Management will also consider qualitative adjustments given the inherent uncertainty in estimating expected credit losses and the imprecision of any modeling methodology.
The allowance for dealer loans is measured at the individual dealer level when they have been specifically identified as impaired. Dealer loans are considered impaired when it is probable that the Company will be unable to collect the amounts due according to the terms of the applicable contracts. The Company’s determination of whether dealer loans are impaired is based on evaluations of the dealership's payment history, financial condition, ability to perform under the terms of the loan agreements, and collateral values, as applicable. Expected credit losses on impaired dealer loans are measured based upon the specific circumstances of each dealer considering all expected sources of repayment or the fair value of the collateral if foreclosure is probable. The allowance for dealer loans that have not been specifically identified as impaired is measured collectively primarily using historical loss rates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	September 30, 2020
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$36,674	$3,681	$40,355
Allowance for credit losses	(405)	(8)	(413)
Deferred dealer participation and other deferred costs	441	—	441
Unearned subsidy income	(811)	—	(811)
Finance receivables, net	$35,899	$3,673	$39,572

	March 31, 2020
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$34,623	$5,606	$40,229
Allowance for credit losses	(364)	(6)	(370)
Deferred dealer participation and other deferred costs	441	—	441
Unearned subsidy income	(746)	—	(746)
Finance receivables, net	$33,954	$5,600	$39,554

Finance receivables include retail loans with a net carrying amount of $10.3 billion and $9.6 billion as of September 30, 2020 and March 31, 2020, respectively, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three and six months ended September 30, 2020
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of July 1, 2020	$425	$9	$434
Provision	(3)	(1)	(4)
Charge-offs	(47)	(1)	(48)
Recoveries	29	1	30
Effect of translation adjustment	1	—	1
Ending balance as of September 30, 2020	$405	$8	$413

Beginning balance	$364	$6	$370
Cumulative effective of adopting ASU 2016-13	98	3	101
Beginning balance as of April 1, 2020	462	9	471
Provision	—	(1)	(1)
Charge-offs	(113)	(1)	(114)
Recoveries	55	1	56
Effect of translation adjustment	1	—	1
Ending balance as of September 30, 2020	$405	$8	$413

	Three and six months ended September 30, 2019
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of July 1, 2019	$193	$11	$204
Provision	60	(2)	58
Charge-offs	(80)	(9)	(89)
Recoveries	24	—	24
Effect of translation adjustment	—	—	—
Ending balance as of September 30, 2019	$197	$—	$197

Beginning balance as of April 1, 2019	$193	$8	$201
Provision	97	9	106
Charge-offs	(144)	(17)	(161)
Recoveries	51	—	51
Effect of translation adjustment	—	—	—
Ending balance as of September 30, 2019	$197	$—	$197

The adoption of ASC 2016-13 resulted in an increase to the allowance for credit loss of $101 million, primarily for retail loans. The allowance for retail loans at the beginning of the six months ended September 30, 2020 reflected a significant increase in expected credit losses on retail loans due to the impact of COVID-19. Government measures that were enacted in an effort to slow down and control the spread of COVID-19 have had a severe adverse impact on economic conditions, including a significant increase in unemployment. Forecasts of weaker economic factors were reflected in this estimate, including a sharp rise in unemployment rates. Net charge-offs of retail loans during the six months ended September 30, 2020 were favorable relative to the expected credit losses for the period, which had a positive effect on the provision for credit losses. The forecasted economic factors that were applied in the modeling as of September 30, 2020 were slightly more favorable as compared to those applied at the beginning of the period which contributed to the reduction in the allowance for retail loans. The allowance for retail loans acquired during the six months ended September 30, 2020 is generally lower relative to loans acquired prior to the onset of COVID-19.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
There were no modifications to the terms of dealer loan contracts that constituted troubled debt restructurings during the six months ended September 30, 2020 and 2019. The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the six months ended September 30, 2020 and 2019. The Company does allow limited payment deferrals on consumer finance receivables. These payment deferrals are not treated as troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period. Payment deferrals were also granted to certain customers impacted by COVID-19 beginning in mid-March 2020. Through the end of September 2020, a cumulative total of approximately 240,000 retail loans were granted payment deferrals. As of September 30, 2020, approximately 15,000 outstanding retail loans were still within their deferral periods. The deferral period is up to a maximum of 3 months in the United States and 4 months in Canada, generally from the date the customer was initially granted the deferral. Customers taking advantage of the deferrals were not considered delinquent during such deferral periods and therefore were not reflected in delinquency measures.
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

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
September 30, 2020
Retail loans:
New auto	$166	$50	$13	$229	$29,145	$29,374
Used and certified auto	63	20	5	88	5,370	5,458
Motorcycle and other	12	4	2	18	1,454	1,472
Total retail	241	74	20	335	35,969	36,304
Dealer loans:
Wholesale flooring	—	—	1	1	2,791	2,792
Commercial loans	—	—	—	—	889	889
Total dealer loans	—	—	1	1	3,680	3,681
Total finance receivables	$241	$74	$21	$336	$39,649	$39,985

March 31, 2020
Retail loans:
New auto	$222	$50	$13	$285	$27,495	$27,780
Used and certified auto	84	20	5	109	5,174	5,283
Motorcycle and other	12	4	2	18	1,237	1,255
Total retail	318	74	20	412	33,906	34,318
Dealer loans:
Wholesale flooring	1	—	—	1	4,529	4,530
Commercial loans	—	—	—	—	1,076	1,076
Total dealer loans	1	—	—	1	5,605	5,606
Total finance receivables	$319	$74	$20	$413	$39,511	$39,924

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2021	2020	2019	2018	2017	Prior	Total

	(U.S. dollars in millions)
Credit grade A	$6,281	$6,750	$5,303	$2,834	$1,289	$316	$22,773
Credit grade B	1,624	1,835	1,286	863	399	136	6,143
Credit grade C	1,145	1,538	999	685	311	109	4,787
Credit grade D	342	741	452	287	131	54	2,007
Others	127	190	134	80	48	15	594
Total retail loans	$9,519	$11,054	$8,174	$4,749	$2,178	$630	$36,304

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Dealerships have been divided into the following groups:
Group I - Dealerships in the strongest internal risk rating tier
Group II - Dealerships with internal risk ratings below the strongest tier
Group III - Dealerships with impaired loans

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2021	2020	2019	2018	2017	Prior	Revolving loans	Wholesale Flooring	Total
	(U.S. dollars in millions)
Group I	$144	$66	$7	$44	$46	$88	$284	$1,341	$2,020
Group II	40	35	34	31	33	37	—	1,450	1,660
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$184	$101	$41	$75	$79	$125	$284	$2,792	$3,681

Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	September 30, 2020	March 31, 2020

	(U.S. dollars in millions)
Operating lease vehicles	$44,199	$43,624
Accumulated depreciation	(8,480)	(8,219)
Deferred dealer participation and initial direct costs	130	131
Unearned subsidy income	(1,245)	(1,376)
Estimated early termination losses	(166)	(317)
Investment in operating leases, net	$34,438	$33,843

Operating lease revenue consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019

	(U.S. dollars in millions)
Lease payments	$1,687	$1,669	$3,362	$3,306
Subsidy income and dealer rate participation, net	232	245	452	491
Reimbursed lessor costs	23	21	33	33
Total operating lease revenue, net	$1,942	$1,935	$3,847	$3,830

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Leased vehicle expenses consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019

	(U.S. dollars in millions)
Depreciation expense	$1,416	$1,421	$2,832	$2,827
Initial direct costs and other lessor costs	42	41	70	70
Gain on disposition of leased vehicles (1)	(97)	(53)	(105)	(96)
Total leased vehicle expenses, net	$1,361	$1,409	$2,797	$2,801
________________________
(1)Included in the gain on disposition of leased vehicles are end of term charges of $14 million and $18 million for the three months ended September 30, 2020 and 2019, respectively, and $33 million and $46 million for the six months ended September 30, 2020 and 2019, respectively.
Investment in operating leases includes lease assets with a net carrying amount of $472 million and $493 million as of September 30, 2020 and March 31, 2020, respectively, which have been transferred to SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These investments in operating leases are restricted as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

Contractual operating lease payments due as of September 30, 2020 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve month periods ending September 30,	(U.S. dollars in millions)

2021	$5,829
2022	3,940
2023	1,529
2024	254
2025	54
Total	$11,606

The Company recognized a reversal of early termination losses on operating leases of $59 million and $115 million during the three and six months ended September 30, 2020, respectively, and recognized early termination losses of $36 million and $60 million during the three and six months ended September 30, 2019, respectively. Actual net losses realized totaled $3 million and $32 million for the three months ended September 30, 2020 and 2019, respectively, and $36 million and $56 million for the six months ended September 30, 2020 and 2019, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $7 million for both the three months ended September 30, 2020 and 2019, and $21 million and $13 million during the six months ended September 30, 2020 and 2019, respectively.
During the six months ended September 30, 2020, the Company considered the impact of COVID-19 on estimated residual values and determined that impairment conditions were not met. No impairment losses due to declines in estimated residual values were recognized during the three and six months ended September 30, 2020 and 2019.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate		Contractual interest rate ranges
	September 30, 2020	March 31, 2020	September 30, 2020	March 31, 2020	September 30, 2020	March 31, 2020

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$4,353	$5,490	0.47%	1.81%	0.23 - 1.13%	1.01 - 2.31%
Related party debt	375	533	0.54%	1.76%	0.51 - 0.56%	1.45 - 2.06%
Bank loans	4,980	4,938	1.08%	2.16%	0.86 - 1.44%	1.44 - 2.55%
Private MTN program	500	999	3.80%	3.84%	3.80 - 3.80%	3.80 - 3.88%
Public MTN program	27,056	25,130	1.66%	2.07%	0.35 - 3.63%	0.35 - 3.63%
Euro MTN programme	28	28	2.23%	2.23%	2.23 - 2.23%	2.23 - 2.23%
Other debt	3,635	3,266	2.18%	2.47%	0.79 - 3.44%	1.73 - 3.44%
Total unsecured debt	40,927	40,384
Secured debt	10,363	9,748	1.62%	2.25%	0.19 - 3.30%	1.36 - 3.30%
Total debt	$51,290	$50,132

As of September 30, 2020, the outstanding principal balance of long-term debt with floating interest rates totaled $11.5 billion, long-term debt with fixed interest rates totaled $34.0 billion, and short-term debt with floating and fixed interest rates totaled $5.8 billion. As of March 31, 2020, the outstanding principal balance of long-term debt with floating interest rates totaled $13.0 billion, long-term debt with fixed interest rates totaled $30.0 billion, and short-term debt with floating and fixed interest rates totaled $7.3 billion.
Commercial Paper
As of September 30, 2020 and March 31, 2020, the Company had commercial paper programs that provide the Company with available funds of up to $8.9 billion and $8.8 billion, respectively, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $4.9 billion and $5.5 billion during the six months ended September 30, 2020 and 2019, respectively. The maximum balance outstanding at any month-end during the six months ended September 30, 2020 and 2019 was $5.9 billion and $6.2 billion, respectively.
Related Party Debt
HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. HCFI incurred interest expense on these notes totaling $1 million and $4 million for the three months ended September 30, 2020 and 2019, respectively, and $2 million and $8 million for the six months ended September 30, 2020, and 2019, respectively.

Bank Loans
Outstanding bank loans at September 30, 2020 were either short-term or long-term, with floating or fixed interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of September 30, 2020 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Medium-Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. AHFC has one note outstanding under the Private MTN Program as of September 30, 2020. The note is long-term, with a fixed interest rate, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.
Public MTN Program
In August 2019, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of September 30, 2020 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program as of September 30, 2020. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of September 30, 2020 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of September 30, 2020 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans and operating leases. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 26, 2021, a $2.1 billion credit agreement, which expires on February 28, 2023, and a $1.4 billion credit agreement, which expires on February 28, 2025. As of September 30, 2020, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
HCFI maintains a $1.5 billion syndicated bank credit facility which provides that HCFI may borrow up to $751 million on a one-year revolving basis and up to $751 million on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 25, 2021 and the five-year tranche of the credit agreement expires on March 25, 2025. As of September 30, 2020, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of September 30, 2020, no amounts were drawn upon under these agreements. These agreements expire in September 2021. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 5. Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 13 regarding the valuation of derivative instruments.

	September 30, 2020			March 31, 2020
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$60,730	$714	$764	$57,379	$704	$830
Cross currency swaps	5,638	349	58	4,001	44	142
Gross derivative assets/liabilities		1,063	822		748	972
Collateral posted/held		45	11		45	9
Counterparty netting adjustment		(752)	(752)		(764)	(764)
Net derivative assets/liabilities		$356	$81		$29	$217

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019

	(U.S. dollars in millions)
Interest rate swaps	$(6)	$31	$(15)	$(45)
Cross currency swaps	238	(205)	340	(160)
Total gain/(loss) on derivative instruments	$232	$(174)	$325	$(205)

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended September 30,		Six months ended September 30,
Income Statement	2020	2019	2020	2019

	(U.S. dollars in millions)
Revenue:
Subsidy income	$381	$418	$740	$845
Interest expense:
Related party debt	1	4	2	8
Other income, net:
VSC administration fees	27	28	53	55
Support Service Fee	(12)	(9)	(23)	(18)
General and administrative expenses:
Support Compensation Agreement fees	18	17	35	34
Benefit plan expenses	2	3	4	5
Shared services	17	19	35	35

Balance Sheet	September 30, 2020	March 31, 2020

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(801)	$(738)
Investment in operating leases, net:
Unearned subsidy income	(1,242)	(1,372)
Due from Parent and affiliated companies	136	93
Liabilities:
Debt:
Related party debt	$375	$533
Due to Parent and affiliated companies	111	72
Accrued interest expense:
Related party debt	—	1
Other liabilities:
Unearned VSC administrative fees	347	363
Accrued benefit expenses	72	69

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
Other
AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the three months ended September 30, 2020 and 2019, the Company recognized $2 million and $3 million, respectively, and during the six months ended September 30, 2020 and 2019, the Company recognized $5 million and $6 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.
The majority of the amounts due from the Parent and affiliated companies at September 30, 2020 and March 31, 2019 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at September 30, 2020 and March 31, 2019 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
In July 2020 and August 2019, AHFC declared and paid cash dividends of $143 million and $292 million, respectively, to its parent, AHM.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 7. Income Taxes

The Company's effective tax rate was 27.3% and 25.8%, for the three months ended September 30, 2020 and 2019, respectively, and 26.4% and 28.4% for the six months ended September 30, 2020 and 2019, respectively. The increase in the comparable effective tax rate for the three months ended September 30, 2020 was primarily due to U.S. state taxes. The reduction in the effective tax rate for the six months ended September 30, 2020 was primarily due to changes in unrecognized tax benefits in the six months ended September 30, 2019, offset in part by an increase in state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At September 30, 2020, $976 million of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of September 30, 2020 were distributed, the tax liability associated with these earnings would be $47 million, inclusive of currency translation adjustments.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which provides economic relief in response to the coronavirus pandemic. The CARES Act, among other things, includes provisions to allow certain net operating losses to be carried-back up to five years, to increase interest deduction limitations, and to make technical corrections to tax depreciation methods for qualified improvement property. During the six months ended September 30, 2020, several U.S. states enacted legislation to respond to various provisions of the CARES Act. The Company evaluated the impact of new tax laws according to the Company’s modified separate return basis pursuant to an intercompany income tax allocation agreement with the Parent, and concluded there was no material impact on the Company’s September 30, 2020 income tax accounts.
As of September 30, 2020, the Company is subject to examination in various U.S. tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2020. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2013 through 2020 federally, and returns filed for the taxable years ended March 31, 2008 through 2020, except for 2011 and 2012, provincially. The Company believes appropriate provisions have been made for all outstanding issues for all open years and does not expect any material changes in the amounts of unrecognized tax benefits during the fiscal year ending March 31, 2021.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 8. Commitments and Contingencies
Operating Leases
The Company leases certain premises and equipment through operating leases. AHFC leases its premises and equipment from third parties and HCFI leases its premises from HCI. Effective October 1, 2020, AHFC leases certain premises from its parent, AHM. The lease has a total of $24 million in undiscounted future payments over the eight year lease term.
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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At September 30, 2020, maturities of operating lease liabilities were as follows:

Twelve month periods ending September 30,	(U.S. dollars in millions)

2021	$10
2022	9
2023	8
2024	8
2025	6
Thereafter	15
Total undiscounted future lease obligations	56
Less: imputed interest	(5)
Operating lease liabilities	$51

Rent expense under operating leases was $3 million and $2 million for the three months ended September 30, 2020 and 2019, respectively, and $5 million for both the six months ended September 30, 2020 and 2019. Rent expense is included within general and administrative expenses.
As of September 30, 2020, the weighted average remaining lease term for operating leases was 6.6 years and the weighted average remaining discount rate for operating leases was 3.06%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $562 million as of September 30, 2020. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $5 million as of September 30, 2020.
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

Note 9. Securitizations and Variable Interest Entities (VIE)
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
During the six months ended September 30, 2020 and 2019, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $3.3 billion and $2.8 billion, respectively. The notes were secured by assets with an initial balance of $3.5 billion and $3.0 billion, respectively.
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

	September 30, 2020

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$10,297	$514	$17	$9,981	$6
Operating lease securitizations	472	1	2	382	2
Total	$10,769	$515	$19	$10,363	$8

	March 31, 2020

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,645	$581	$16	$9,345	$7
Operating lease securitizations	493	1	—	403	2
Total	$10,138	$582	$16	$9,748	$9
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of September 30, 2020 and March 31, 2020, AHFC and HCFI had combined cash collections of $561 million and $468 million, respectively, which were required to be remitted to the SPEs.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 10. Other Assets
Other assets consisted of the following:

	September 30, 2020	March 31, 2020

	(U.S. dollars in millions)
Interest receivable and other assets	$101	$107
Vehicles held for disposition	113	228
Other receivables	239	172
Deferred expense	99	105
Software, net of accumulated amortization of $162 and $156 as of September 30, 2020 and March 31, 2020, respectively	24	23
Property and equipment, net of accumulated depreciation of $24 and $23 as of September 30, 2020 and March 31, 2020, respectively	4	4
Restricted cash	515	582
Operating lease assets	44	48
Like-kind exchange assets	66	91
Other miscellaneous assets	12	18
Total	$1,217	$1,378

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $2 million and $3 million for the three months ended September 30, 2020 and 2019, respectively, and $5 million and $6 million for the six months ended September 30, 2020 and 2019, respectively.

Note 11. Other Liabilities
Other liabilities consisted of the following:

	September 30, 2020	March 31, 2020

	(U.S. dollars in millions)
Dealer payables	$152	$68
Accrued interest expense	152	138
Accounts payable and accrued expenses	442	408
Lease security deposits	82	84
Unearned VSC administrative fees (Note 6)	347	363
Unearned income, operating leases	332	358
Operating lease liabilities	51	55
Uncertain tax positions	192	195
Other liabilities	20	20
Total	$1,770	$1,689

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 12. Other Income, net
Other income consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019

	(U.S. dollars in millions)
VSC administration fees (Note 6)	$27	$28	$53	$55
Other, net	(10)	(5)	(24)	(12)
Total	$17	$23	$29	$43

Note 13. Fair Value Measurements
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

Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2020
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$714	$—	$714
Cross currency swaps	—	349	—	349
Total assets	$—	$1,063	$—	$1,063
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$764	$—	$764
Cross currency swaps	—	58	—	58
Total liabilities	$—	$822	$—	$822

	March 31, 2020
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$704	$—	$704
Cross currency swaps	—	44	—	44
Total assets	$—	$748	$—	$748
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$830	$—	$830
Cross currency swaps	—	142	—	142
Total liabilities	$—	$972	$—	$972

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the six months ended September 30, 2020 and 2019. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
September 30, 2020
Vehicles held for disposition	$—	$—	$55	$55	$14
September 30, 2019
Vehicles held for disposition	$—	$—	$121	$121	$27

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2020
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$2,950	$2,950	$—	$—	$2,950
Dealer loans, net	3,673	—	—	3,454	3,454
Retail loans, net	35,899	—	—	37,258	37,258
Restricted cash	515	515	—	—	515
Liabilities:
Commercial paper	$4,353	$—	$4,354	$—	$4,354
Related party debt	375	—	375	—	375
Bank loans	4,980	—	5,016	—	5,016
Medium-term note programs	27,584	—	28,426	—	28,426
Other debt	3,635	—	3,756	—	3,756
Secured debt	10,363	—	10,494	—	10,494

	March 31, 2020
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$1,503	$1,503	$—	$—	$1,503
Dealer loans, net	5,600	—	—	5,136	5,136
Retail loans, net	33,954	—	—	34,441	34,441
Restricted cash	582	582	—	—	582
Liabilities:
Commercial paper	$5,490	$—	$5,488	$—	$5,488
Related party debt	533	—	533	—	533
Bank loans	4,938	—	4,780	—	4,780
Medium-term note programs	26,157	—	25,740	—	25,740
Other debt	3,266	—	3,232	—	3,232
Secured debt	9,748	—	9,794	—	9,794

Fair value information presented in the tables above is based on information available at September 30, 2020 and March 31, 2020. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 14. Segment Information
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
Financial information for the three and six months ended September 30, 2020 and 2019 is summarized in the following tables:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended September 30, 2020
Revenues:
Retail	$377	$49	$—	$426
Dealer	22	3	—	25
Operating leases	1,607	335	—	1,942
Total revenues	2,006	387	—	2,393
Leased vehicle expenses	1,108	253	—	1,361
Interest expenses	197	29	—	226
Realized (gains)/losses on derivatives and foreign currency denominated debt	72	11	(83)	—
Net revenues	629	94	83	806
Other income, net	12	5	—	17
Total net revenues	641	99	83	823
Expenses:
General and administrative expenses	104	12	—	116
Provision for credit losses	(2)	(2)	—	(4)
Early termination loss on operating leases	(56)	(3)	—	(59)
(Gain)/Loss on derivative instruments	—	—	(232)	(232)
(Gain)/Loss on foreign currency revaluation of debt	—	—	241	241
Income before income taxes	$595	$92	$74	$761

Six months ended September 30, 2020
Revenues:
Retail	$740	$93	$—	$833
Dealer	50	7	—	57
Operating leases	3,194	653	—	3,847
Total revenues	3,984	753	—	4,737
Leased vehicle expenses	2,298	499	—	2,797
Interest expenses	427	63	—	490
Realized (gains)/losses on derivatives and foreign currency denominated debt	125	20	(145)	—
Net revenues	1,134	171	145	1,450
Other income, net	22	7	—	29
Total net revenues	1,156	178	145	1,479
Expenses:
General and administrative expenses	202	26	—	228
Provision for credit losses	2	(3)	—	(1)
Early termination loss on operating leases	(117)	2	—	(115)
(Gain)/Loss on derivative instruments	—	—	(325)	(325)
(Gain)/Loss on foreign currency revaluation of debt	—	—	348	348
Income before income taxes	$1,069	$153	$122	$1,344

September 30, 2020
Finance receivables, net	$35,275	$4,297	$—	$39,572
Investment in operating leases, net	29,267	5,171	—	34,438
Total assets	69,496	9,960	—	79,456

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended September 30, 2019
Revenues:
Retail	$390	$53	$—	$443
Dealer	51	6	—	57
Operating leases	1,595	340	—	1,935
Total revenues	2,036	399	—	2,435
Leased vehicle expenses	1,152	257	—	1,409
Interest expense	273	45	—	318
Realized (gains)/losses on derivatives and foreign currency denominated debt	23	(1)	(22)	—
Net revenues	588	98	22	708
Other income, net	20	3	—	23
Total net revenues	608	101	22	731
Expenses:
General and administrative expenses	109	15	—	124
Provision for credit losses	56	2	—	58
Early termination loss on operating leases	36	—	—	36
(Gain)/Loss on derivative instruments	—	—	174	174
(Gain)/Loss on foreign currency revaluation of debt	—	—	(184)	(184)
Income before income taxes	$407	$84	$32	$523

Six months ended September 30, 2019
Revenues:
Retail	$772	$104	$—	$876
Dealer	110	12	—	122
Operating leases	3,160	670	—	3,830
Total revenues	4,042	786	—	4,828
Leased vehicle expenses	2,294	507	—	2,801
Interest expense	550	90	—	640
Realized (gains)/losses on derivatives and foreign currency denominated debt	38	(3)	(35)	—
Net revenues	1,160	192	35	1,387
Other income, net	37	6	—	43
Total net revenues	1,197	198	35	1,430
Expenses:
General and administrative expenses	215	30	—	245
Provision for credit losses	104	2	—	106
Early termination loss on operating leases	59	1	—	60
(Gain)/Loss on derivative instruments	—	—	205	205
(Gain)/Loss on foreign currency revaluation of debt	—	—	(146)	(146)
Income before income taxes	$819	$165	$(24)	$960

September 30, 2019
Finance receivables, net	$35,737	$4,486	$—	$40,223
Investment in operating leases, net	28,407	5,363	—	33,770
Total assets	66,960	10,020	—	76,980

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

COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a global pandemic. Extraordinary governmental measures were enacted in efforts to slow down and control the spread of COVID-19 including travel bans and border closings, shelter-in-place orders, closures of non-essential businesses and social distancing requirements. These restrictions, some of which have been and may continue to be reinstituted, along with the related changes in consumer behaviors, have resulted and may continue to result in an economic slowdown and a significant increase in unemployment in the United States and Canada.
We have modified certain business practices, including remote work arrangements, and we may take further action as may be required by government authorities, or that we determine are in the best interest of our employees, customers and dealers. As of the date of this report, our remote work arrangements have not caused material adverse disruptions to our business operations or financial reporting functions. In an effort to reduce expenses, we also implemented temporary furloughs and salary reductions, which were lifted during May 2020 and September 2020, respectively.
To assist our existing retail loan and lease customers who may have been impacted by COVID-19, payment deferrals were granted to those customers who requested assistance beginning in mid-March 2020. Through the end of September 2020, a cumulative total of approximately 240,000 retail loans and 190,000 retail leases were granted payment deferrals, which represented approximately 10% and 12% of outstanding retail loans and retail leases as of September 30, 2020, respectively. By the end of September 2020, approximately 94% of these customers were required to resume making their payments. The deferral periods were up to a maximum of 3 months in the United States and 4 months in Canada, generally from the date the customer was initially granted the deferral. Customers taking advantage of the deferrals were not considered delinquent during such deferral periods and therefore were not reflected in our delinquency measures. In the United States, approximately 20% of the customers that were required to resume making their payments after the expiration of their deferral period were delinquent as of October 31, 2020, of which approximately 5% were 30 days or more past due and approximately 2% were repossessed or charged-off.
Many Honda and Acura dealerships temporarily suspended their sales operations beginning in mid-March. To help support the dealers during this period of disruption to their operations, beginning in March 2020, we granted deferrals of interest payments on floorplans and principal payments on commercial loans generally for a period of 3 months. Interest continued to accrue during the deferral period.
The suspension of sales operations at Honda and Acura dealerships and the decline in consumer demand had an impact on the sale of Honda and Acura vehicles. As a result, our consumer financing acquisition volumes also declined. Most dealerships resumed their sales operations beginning in May 2020 and with the support of incentive financing programs, our consumer financing acquisition volumes have recovered to pre-COVID-19 levels by June 2020.
Sales of returned vehicles were limited during April 2020 as most physical auctions temporarily suspended operations. Used vehicle prices were negatively impacted during the suspension of auctions but have since recovered to pre-COVID-19 levels by June 2020.
The COVID-19 pandemic initially led to disruptions and volatility in the global capital markets. To improve our liquidity position for potential disruptions in funding sources, we increased our cash balances in part through additional medium-term note issuances. Our overall ability to access funding sources has not been negatively impacted.
The near-and-long term impact of COVID-19 to our business remains highly uncertain and cannot be accurately predicted at this time. Although some of the initial governmental measures that were enacted to control the spread of COVID-19 have begun to be scaled back, recent surges in the spread of COVID-19 have resulted and may continue to result in the reimplementation of certain restrictions, which could adversely impact our business.

Results of Operations
The following table presents our income before income taxes:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019

	(U.S. dollars in millions)
Income before income taxes:
United States segment	$661	$433	$1,178	$792
Canada segment	100	90	166	168
Total income before income taxes	$761	$523	$1,344	$960

Comparison of the Three Months Ended September 30, 2020 and 2019
Our consolidated income before income taxes was $761 million during the second quarter of fiscal year 2021 compared to $523 million during the same period in fiscal year 2020. This increase of $238 million, or 46%, was due to the following differences:

	Three months ended September 30,
	2020	2019	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$426	$443	$(17)	(4)%
Dealer	25	57	(32)	(56)%
Operating lease, net of leased vehicle expenses	581	526	55	10%
Interest expense	(226)	(318)	92	(29)%
Other income, net	17	23	(6)	(26)%
Total net revenues	823	731	92	13%
Expenses:
General and administrative expenses	116	124	(8)	(6)%
Provision for credit losses	(4)	58	(62)	(107)%
Early termination loss on operating leases	(59)	36	(95)	n/m
(Gain)/Loss on derivative instruments	(232)	174	(406)	n/m
(Gain)/Loss on foreign currency revaluation of debt	241	(184)	425	n/m
Total expenses	62	208	(146)	(70)%
Total income before income taxes	$761	$523	$238	46%
n/m = not meaningful

Comparison of the Six Months Ended September 30, 2020 and 2019
Our consolidated income before income taxes was $1,344 million during the first six months of fiscal year 2021 compared to $960 million during the same period in fiscal year 2020. This increase of $384 million, or 40%, was due to the following differences:

	Six months ended September 30,
	2020	2019	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$833	$876	$(43)	(5)%
Dealer	57	122	(65)	(53)%
Operating lease, net of leased vehicle expenses	1,050	1,029	21	2%
Interest expense	(490)	(640)	150	(23)%
Other income, net	29	43	(14)	(33)%
Total net revenues	1,479	1,430	49	3%
Expenses:
General and administrative expenses	228	245	(17)	(7)%
Provision for credit losses	(1)	106	(107)	(101)%
Early termination loss on operating leases	(115)	60	(175)	n/m
(Gain)/Loss on derivative instruments	(325)	205	(530)	n/m
(Gain)/Loss on foreign currency revaluation of debt	348	(146)	494	n/m
Total expenses	135	470	(335)	(71)%
Total income before income taxes	$1,344	$960	$384	40%
n/m = not meaningful

Segment Results—Comparison of the Three Months Ended September 30, 2020 and 2019
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2020	2019	2020	2019	2020	2019

	(U.S. dollars in millions)
Revenues:
Retail	$377	$390	$49	$53	$426	$443
Dealer	22	51	3	6	25	57
Operating leases	1,607	1,595	335	340	1,942	1,935
Total revenues	2,006	2,036	387	399	2,393	2,435
Leased vehicle expenses	1,108	1,152	253	257	1,361	1,409
Interest expense	197	273	29	45	226	318
Net revenues	701	611	105	97	806	708
Other income, net	12	20	5	3	17	23
Total net revenues	713	631	110	100	823	731
Expenses:
General and administrative expenses	104	109	12	15	116	124
Provision for credit losses	(2)	56	(2)	2	(4)	58
Early termination loss on operating leases	(56)	36	(3)	—	(59)	36
(Gain)/Loss on derivative instruments	(235)	181	3	(7)	(232)	174
(Gain)/Loss on foreign currency revaluation of debt	241	(184)	—	—	241	(184)
Income before income taxes	$661	$433	$100	$90	$761	$523
Revenues
Revenue from retail loans in the United States segment decreased by $13 million, or 3%, during the second quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was primarily attributable to lower yields due to the declining interest rate environment. Revenue from retail loans in the Canada segment decreased by $4 million, or 8%, during the second quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was attributable to lower average outstanding balances and lower yields.
Operating lease revenue in the United States segment increased by $12 million, or 1%, during the second quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The increase was primarily attributable to higher average outstanding operating leases. Operating lease revenue in the Canada segment decreased by $5 million, or 1%, during the second quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was attributable to lower average outstanding operating leases and the effect of foreign currency translation adjustments.
Revenue from dealer loans in the United States segment decreased by $29 million, or 57%, during the second quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was attributable to lower yields due to the declining interest rate environment and lower average outstanding balances. Revenue from dealer loans in the Canada segment decreased by $3 million, or 50%, during the second quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was attributable to lower yields due to the declining interest rate environment and lower average outstanding balances.
Consolidated subsidy income from AHM and HCI sponsored incentive programs decreased by $37 million, or 9%, to $381 million during the second quarter of fiscal year 2021 compared to $418 million during the same period in fiscal year 2020 primarily due to lower average outstanding incentive leases and incentive retail loans which resulted in the decrease in average subsidy payments received.

Leased vehicle expenses
Leased vehicle expenses in the United States segment decreased by $44 million, or 4%, during the second quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was attributable to higher gains on disposition of leased vehicles due to strong used vehicle prices during the second quarter of fiscal year 2021. Leased vehicle expenses in the Canada segment decreased by $4 million, or 2%, during the second quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was due to the decrease in depreciation on operating leases due to lower average outstanding operating leases and the effect of foreign currency translation adjustments.
Interest expense
Interest expense in the United States segment decreased by $76 million, or 28%, during the second quarter of fiscal year 2021 compared to the same period in fiscal year 2020 primarily due to lower average interest rates. Interest expense in the Canada segment decreased by $16 million, or 36%, during the second quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was attributable to lower average interest rates and lower average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Provision for credit losses
In the United States segment, we recognized a negative provision for credit losses of $2 million, during the second quarter of fiscal year 2021 compared to provision for credit losses of $56 million during the same period in fiscal year 2020. The negative provision for credit losses was primarily attributable to lower than expected net charge-offs of retail loans during the second quarter of fiscal year 2021. In the Canada segment, we recognized a negative provision for credit losses of $2 million during the second quarter of fiscal year 2021 compared to provision for credit losses of $2 million during the same period in fiscal year 2020. The negative provision for credit losses is attributable to lower than expected net charge-offs during the second quarter of fiscal year 2021. See “—COVID-19 Pandemic” above and “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
In the United States segment, we recognized a reversal of early termination losses on operating leases of $56 million, during the second quarter of fiscal year 2021 compared to early termination losses of $36 million during the same period in fiscal year 2020. The reversal of early termination losses was the result of lower than expected realized losses during the second quarter of fiscal year 2021 and a reduction in the estimated impact that COVID-19 will have on lessee default rates. In the Canada segment, we recognized a reversal of early termination losses on operating leases of $3 million during the second quarter of fiscal year 2021 compared to early termination losses of less than $1 million during the same period in fiscal year 2020. The reversal of early termination losses was the result of lower than expected realized losses during the second quarter of fiscal year 2021. See “—COVID-19 Pandemic” above and “—Financial Condition—Credit Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a gain on derivative instruments of $235 million during the second quarter of fiscal year 2021 compared to a loss of $181 million during the same period in fiscal year 2020. The gain in the second quarter of fiscal year 2021 was attributable to a gain on cross currency swaps of $238 million and a gain on pay float interest rate swaps of $1 million, partially offset by a loss on pay fixed interest rate swaps of $4 million. The gain on cross currency swaps during the second quarter of fiscal year 2021 was primarily attributable to the U.S. dollar weakening against the Euro and Sterling during the period. In the Canada segment, we recognized a loss on derivative instruments of $3 million during the second quarter of fiscal year 2021 compared to a gain of $7 million during the same period in fiscal year 2020. The loss in the second quarter of fiscal year 2021 was due to a decline in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $241 million during the second quarter of fiscal year 2021 compared to a gain of $184 million during the same period in fiscal year 2020. The loss in the second quarter of fiscal year 2021 was primarily due to the U.S. dollar weakening against the Euro and Sterling during the period.

Income tax expense
The consolidated effective tax rate was 27.3% for the second quarter of fiscal year 2021 and 25.8% for the same period in fiscal year 2020. The increase in the comparable period effective tax rate was primarily due to U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Segment Results—Comparison of the Six Months Ended September 30, 2020 and 2019
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Six months ended September 30,		Six months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019	2020	2019

	(U.S. dollars in millions)
Revenues:
Retail	$740	$772	$93	$104	$833	$876
Dealer	50	110	7	12	57	122
Operating leases	3,194	3,160	653	670	3,847	3,830
Total revenues	3,984	4,042	753	786	4,737	4,828
Leased vehicle expenses	2,298	2,294	499	507	2,797	2,801
Interest expense	427	550	63	90	490	640
Net revenues	1,259	1,198	191	189	1,450	1,387
Other income, net	22	37	7	6	29	43
Total net revenues	1,281	1,235	198	195	1,479	1,430
Expenses:
General and administrative expenses	202	215	26	30	228	245
Provision for credit losses	2	104	(3)	2	(1)	106
Early termination loss on operating leases	(117)	59	2	1	(115)	60
(Gain)/Loss on derivative instruments	(332)	211	7	(6)	(325)	205
(Gain)/Loss on foreign currency revaluation of debt	348	(146)	—	—	348	(146)
Income before income taxes	$1,178	$792	$166	$168	$1,344	$960
Revenues
Revenue from retail loans in the United States segment decreased by $32 million, or 4%, during the first six months of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was primarily attributable to lower yields due to the declining interest rate environment. Revenue from retail loans in the Canada segment decreased by $11 million, or 11%, during the first six months of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was attributable to lower average outstanding balances and lower yields due to the declining interest rate environment.
Operating lease revenue in the United States segment increased by $34 million, or 1%, during the first six months of fiscal year 2021 compared to the same period in fiscal year 2020. The increase was primarily attributable to higher average outstanding operating leases. Operating lease revenue in the Canada segment decreased by $17 million, or 3%, during the first six months of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was attributable to lower average outstanding operating leases, lower net revenue on more recently acquired operating leases and the effect of foreign currency translation adjustments.
Revenue from dealer loans in the United States segment decreased by $60 million, or 55%, during the first six months of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was attributable to lower yields due to the declining interest rate environment and lower average outstanding balances. Revenue from dealer loans in the Canada segment decreased by $5 million, or 42%, during the first six months of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was primarily due to lower yields due to the declining interest rate environment.

Consolidated subsidy income from AHM and HCI sponsored incentive programs decreased by $105 million, or 12%, to $740 million during the first six months of fiscal year 2021 compared to $845 million during the same period in fiscal year 2020 primarily due to lower average outstanding incentive leases and incentive retail loans which resulted in the decrease in average subsidy payments received.
Leased vehicle expenses
Leased vehicle expenses in the United States segment increased by $4 million during the first six months of fiscal year 2021 compared to the same period in fiscal year 2020. The increase was attributable to the increase in depreciation due to higher average outstanding operating leases partially offset by higher gains on disposition of leased vehicles due to strong used vehicle prices during the first six months of fiscal year 2021. Leased vehicle expenses in the Canada segment decreased by $8 million, or 2%, during the first six months of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was primarily due to the decrease in depreciation on operating leases due to lower average outstanding operating leases and the effect of foreign currency translation adjustments.
Interest expense
Interest expense in the United States segment decreased by $123 million, or 22%, during the first six months of fiscal year 2021 compared to the same period in fiscal year 2020 primarily due to lower average interest rates. Interest expense in the Canada segment decreased by $27 million, or 30%, during the first six months of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was attributable to lower average interest rates and lower average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Provision for credit losses
The provision for credit losses in the United States segment decreased by $102 million, or 98%, during the first six months of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in the provision for credit losses was primarily attributable to lower than expected net charge-offs of retail loans during the first six months of fiscal year 2021. In the Canada segment, we recognized a negative provision for credit losses of $3 million during the first six months of fiscal year 2020 compared to provision for credit losses of $2 million in the same period in fiscal year 2020. The negative provision for credit losses was primarily attributable to lower than expected net charge-offs during the first six months of fiscal year 2021. See “—COVID-19 Pandemic” above and “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
In the United States segment, we recognized a reversal of early termination losses on operating leases of $117 million during the first six months of fiscal year 2021 compared to early termination losses of $59 million during the same period in fiscal year 2020. The reversal of early termination losses was the result of lower than expected realized losses during the first six months of fiscal year 2021 and a reduction in the estimated impact that COVID-19 will have on lessee default rates. Early termination losses on operating leases in the Canada segment increased by $1 million during the first six months of fiscal year 2021 compared to the same period in fiscal year 2020. See “—COVID-19 Pandemic” above and “—Financial Condition—Credit Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a gain on derivative instruments of $332 million during the first six months of fiscal year 2021 compared to a loss of $211 million during the same period in fiscal year 2020. The gain in the first six months of fiscal year 2021 was attributable to a gain on cross currency swaps of $340 million and a gain on pay float interest rate swaps of $65 million, partially offset by a loss on pay fixed interest rate swaps of $73 million. The gain on cross currency swaps during the first quarter of fiscal year 2021 was primarily attributable to the U.S. dollar weakening against the Euro and Sterling during the period. The loss on pay fixed interest rate swaps and gain on pay float interest rate swaps during the first six months of fiscal year 2021 were primarily due to the decline in applicable swap rates during the period. In the Canada segment, we recognized a loss on derivative instruments of $7 million during the first six months of fiscal year 2021 compared to a gain of $6 million during the same period in fiscal year 2020. The loss in the first six months of fiscal year 2021 was due to a decline in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $348 million during the first six months of fiscal year 2021 compared to a gain of $146 million during the same period in fiscal year 2020. The loss in the first six months of fiscal year 2021 was primarily due to the U.S. dollar weakening against the Euro and Sterling during the period.

Income tax expense
The consolidated effective tax rate was 26.4% for the first six months of fiscal year 2021 and 28.4% for the same period in fiscal year 2020. The reduction in the comparable period effective tax rate was primarily due to changes in unrecognized tax benefits in the six months ended September 30, 2019, offset in part by an increase in state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended September 30,				Six months ended September 30,
	2020		2019		2020		2019
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	159	133	120	71	268	224	222	128
Used auto	36	14	31	2	59	23	69	10
Motorcycle and other	21	1	17	—	53	1	40	1
Total retail loans	216	148	168	73	380	248	331	139
Leases	136	119	157	128	232	202	298	239

Canada Segment
Retail loans:
New auto	20	18	18	16	29	26	35	32
Used auto	4	—	1	—	6	—	2	—
Motorcycle and other	4	3	2	2	7	6	5	5
Total retail loans	28	21	21	18	42	32	42	37
Leases	23	23	25	24	34	33	52	50

Consolidated
Retail loans:
New auto	179	151	138	87	297	250	257	160
Used auto	40	14	32	2	65	23	71	10
Motorcycle and other	25	4	19	2	60	7	45	6
Total retail loans	244	169	189	91	422	280	373	176
Leases	159	142	182	152	266	235	350	289
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was originated in the United States and acquired by AHFC or its subsidiaries, or that was originated in Canada and acquired by HCFI, in each case during the period shown.
(2)Represents the number of retail loans and leases acquired through incentive financing programs sponsored by AHM and/or HCI and only those contracts with subsidy payments. Excludes contracts where contractual rates met or exceeded AHFC’s yield requirements and subsidy payments were not required.

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
United States Segment
New auto	76%	64%	73%	62%
Motorcycle	33%	32%	33%	33%

Canada Segment
New auto	93%	81%	82%	81%
Motorcycle	39%	31%	30%	30%

Consolidated
New auto	78%	66%	74%	64%
Motorcycle	34%	32%	33%	33%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	September 30, 2020	March 31, 2020	September 30, 2020	March 31, 2020

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$25,660	$24,353	1,544	1,510
Used auto	5,118	4,999	367	356
Motorcycle and other	1,328	1,145	202	192
Total retail loans	$32,106	$30,497	2,113	2,058
Investment in operating leases	$29,267	$28,809	1,309	1,318

Securitized retail loans (2)	$9,740	$8,977	759	703

Canada Segment
Retail loans:
New auto	$3,445	$3,195	253	258
Used auto	232	178	25	24
Motorcycle and other	116	84	22	20
Total retail loans	$3,793	$3,457	300	302
Investment in operating leases	$5,171	$5,034	285	296

Securitized retail loans (2)	$557	$668	52	58
Securitized investments in operating leases (2)	$472	$493	24	24

Consolidated
Retail loans:
New auto	$29,105	$27,548	1,797	1,768
Used auto	5,350	5,177	392	380
Motorcycle and other	1,444	1,229	224	212
Total retail loans	$35,899	$33,954	2,413	2,360
Investment in operating leases	$34,438	$33,843	1,594	1,614

Securitized retail loans (2)	$10,297	$9,645	811	761
Securitized investments in operating leases (2)	$472	$493	24	24
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.
In the United States segment, retail loan acquisition volumes increased by 15% during the first six months of fiscal year 2021 compared to the same period in fiscal year 2020 primarily due to the increase in sponsored new auto loan acquisition volumes. Lease acquisition volumes decreased by 22% during the first six months of fiscal year 2021 compared to the same period in fiscal year 2020 due to the decrease in both sponsored and non-sponsored program volumes. In the Canada segment, retail loan acquisition volumes during the first six months of fiscal year 2021 were flat compared to the same period in fiscal year 2020. Lease acquisition volumes decreased by 35% during the first six months of fiscal year 2021 compared to the same period in fiscal year 2020 due to the decrease in sponsored program volumes.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	September 30, 2020	March 31, 2020
United States Segment
Automobile	29%	29%
Motorcycle	97%	97%
Other	17%	16%

Canada Segment
Automobile	35%	36%
Motorcycle	94%	96%
Other	92%	93%

Consolidated
Automobile	30%	30%
Motorcycle	97%	97%
Other	19%	19%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
United States Segment
Automobile	24%	26%	23%	27%
Motorcycle	98%	98%	98%	97%
Other	9%	9%	9%	9%

Canada Segment
Automobile	32%	33%	32%	33%
Motorcycle	85%	95%	87%	92%
Other	97%	96%	97%	96%

Consolidated
Automobile	25%	27%	24%	27%
Motorcycle	96%	97%	97%	97%
Other	11%	11%	13%	13%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	September 30, 2020	March 31, 2020	September 30, 2020	March 31, 2020

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,040	$3,049	71	109
Motorcycle	260	760	32	96
Other	44	55	36	56
Total wholesale flooring loans	$2,344	$3,864	139	261
Commercial loans	$826	$1,020

Canada Segment
Wholesale flooring loans:
Automobile	$391	$547	15	21
Motorcycle	36	91	5	13
Other	19	24	16	27
Total wholesale flooring loans	$446	$662	36	61
Commercial loans	$57	$54

Consolidated
Wholesale flooring loans:
Automobile	$2,431	$3,596	86	130
Motorcycle	296	851	37	109
Other	63	79	52	83
Total wholesale flooring loans	$2,790	$4,526	175	322
Commercial loans	$883	$1,074
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
The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the three months ended September 30,		As of or for the six months ended September 30,
	2020	2019	2020	2019

	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period (4)	$421	$198	$456	$194
Provision for credit losses	(2)	56	2	104
Charge-offs, net of recoveries	(17)	(64)	(56)	(108)
Allowance for credit losses at end of period	$402	$190	$402	$190
Allowance as a percentage of ending receivable balance (1)			1.12%	0.53%
Charge-offs as a percentage of average receivable balance (1), (3)	0.19%	0.70%	0.32%	0.59%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$90	$107
As a percentage of ending receivable balance (1), (2)			0.25%	0.29%
Operating leases:
Early termination loss on operating leases	$(56)	$36	$(117)	$59
Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period (4)	13	6	15	7
Provision for credit losses	(2)	2	(3)	2
Charge-offs, net of recoveries	(1)	(1)	(2)	(2)
Effect of translation adjustment	1	—	1	—
Allowance for credit losses at end of period	$11	$7	$11	$7
Allowance as a percentage of ending receivable balance (1)			0.26%	0.13%
Charge-offs as a percentage of average receivable balance (1), (3)	—%	0.11%	0.07%	0.09%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$3	$5
As a percentage of ending receivable balance (1), (2)			0.07%	0.12%
Operating leases:
Early termination loss on operating leases	$(3)	$—	$2	$1
Consolidated
Finance receivables:
Allowance for credit losses at beginning of period (4)	$434	$204	$471	$201
Provision for credit losses	(4)	58	(1)	106
Charge-offs, net of recoveries	(18)	(65)	(58)	(110)
Effect of translation adjustment	1	—	1	—
Allowance for credit losses at end of period	$413	$197	$413	$197
Allowance as a percentage of ending receivable balance (1)			1.03%	0.48%
Charge-offs as a percentage of average receivable balance (1), (3)	0.17%	0.63%	0.29%	0.54%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$93	$112
As a percentage of ending receivable balance (1), (2)			0.23%	0.27%
Operating leases:
Early termination loss on operating leases	$(59)	$36	$(115)	$60
_______________________

(1)Ending and average receivable balances exclude the allowance for credit losses, unearned subvention income related to our incentive financing programs and deferred origination costs. Average receivable balances are calculated based on the average of each month’s ending receivables balance for each respective period.
(2)For the purposes of determining whether a contract is delinquent, payment is generally considered to have been made, in the case of (i) dealer loans, upon receipt of 100% of the payment when due and (ii) consumer finance receivables, upon receipt of 90% of the sum of the current monthly payment plus any overdue monthly payments. Delinquent amounts presented are the aggregated principal balances of delinquent finance receivables. Payments that were granted deferrals are not considered delinquent during the deferral period. See above under "—COVID-19 Pandemic” for additional information.
(3)Percentages for the three and six months ended September 30, 2020 and September 30, 2019 have been annualized.
(4)Beginning allowance for the six months ended September 30, 2020 includes the cumulative effect of adopting ASU 2016-13.

In the United States segment, the provision for credit losses on our finance receivables was $2 million during the first six months of fiscal year 2021 compared to $104 million during the same period in fiscal year 2020. The decrease in the provision for credit losses was primarily attributable to the decrease in the provision for retail loans of $92 million. Net charge-offs during the first six months of fiscal year 2021 were favorable relative to the expected credit losses for the period, which had a positive effect on the provision for credit losses on retail loans. Delinquencies and net charge-offs of retail loans during the first six months of fiscal year 2021 were lower compared to the same period in fiscal year 2020 due in part to payment deferrals that were granted to requesting customers as a result of COVID-19. It is expected however that some customers will not be able to make the contractual payments after the deferral period and will ultimately default. We recognized a reversal of early termination losses on operating leases of $117 million during the first six months of fiscal year 2021 compared to losses of $59 million during the same period in fiscal year 2020. The reversal of early termination losses was the result of lower than expected realized losses during the first six months of fiscal year 2021 and a reduction in the estimated impact that COVID-19 will have on lessee default rates. The effect of higher unemployment rates was reduced in the modeling of estimated early termination losses. See above under “—COVID-19 Pandemic” for additional information.
In the Canada segment, we recognized a negative provision for credit losses of $3 million on our finance receivables during the first six months of fiscal year 2021 compared to a provision for credit losses of $2 million during the same period in fiscal year 2020. The negative provision for credit losses is primarily attributable to lower than expected net charge-offs of retail loans during the first six months of fiscal year 2021. Early termination losses on operating lease assets was $2 million during the first six months of fiscal year 2021 compared to $1 million during the same period in fiscal year 2020.
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
We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount the carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first six months of fiscal year 2021 or the same period in fiscal year 2020.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	116	95	180	196
Sales through auctions and dealer direct programs (3)	21	40	59	94
Total termination units	137	135	239	290

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	25	22	40	45
Sales through auctions and dealer direct programs (3)	1	2	4	4
Total termination units	26	24	44	49

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	141	117	220	241
Sales through auctions and dealer direct programs (3)	22	42	63	98
Total termination units	163	159	283	339
_______________________

(1)A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)Includes vehicles sold through online auctions and market based pricing options under our dealer direct programs or through physical auctions.

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

The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of September 30, 2020 and March 31, 2020 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of September 30, 2020 and March 31, 2020, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar), “€” (Euro), “£” (Sterling) and “¥” (Yen) were converted into U.S. dollars solely for the convenience based on the exchange rate on September 30, 2020 of 1.3319, 1.1718, 1.2902 and 105.47, respectively, per U.S. dollar. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.
Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate
	September 30, 2020	March 31, 2020	September 30, 2020	March 31, 2020

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$3,498	$4,486	0.44%	1.83%
Bank loans	3,798	3,797	1.04%	2.21%
Private MTN program	500	999	3.80%	3.84%
Public MTN program	27,056	25,130	1.66%	2.07%
Euro MTN programme	28	28	2.23%	2.23%
Total unsecured debt	34,880	34,440
Secured debt	9,454	8,710	1.68%	2.26%
Total debt	$44,334	$43,150

Canada Segment
Unsecured debt:
Commercial paper	$855	$1,004	0.57%	1.73%
Related party debt	375	533	0.54%	1.76%
Bank loans	1,182	1,141	1.22%	2.01%
Other debt	3,635	3,266	2.18%	2.47%
Total unsecured debt	6,047	5,944
Secured debt	909	1,038	1.01%	2.13%
Total debt	$6,956	$6,982

Consolidated
Unsecured debt:
Commercial paper	$4,353	$5,490	0.47%	1.81%
Related party debt	375	533	0.54%	1.76%
Bank loans	4,980	4,938	1.08%	2.16%
Private MTN program	500	999	3.80%	3.84%
Public MTN program	27,056	25,130	1.66%	2.07%
Euro MTN programme	28	28	2.23%	2.23%
Other debt	3,635	3,266	2.18%	2.47%
Total unsecured debt	40,927	40,384
Secured debt	10,363	9,748	1.62%	2.25%
Total debt	$51,290	$50,132

Commercial Paper
As of September 30, 2020, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.9 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the six months ended September 30, 2020, consolidated commercial paper month-end outstanding principal balances ranged from $3.7 billion to $5.9 billion.
Related Party Debt
HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days.
Bank Loans
During the six months ended September 30, 2020, AHFC did not enter into any term loan agreements. HCFI entered into two floating rate term loan agreements for a total of C$600 million ($450 million). As of September 30, 2020, we had bank loans denominated in U.S. dollars and Canadian dollars with floating and fixed interest rates, in principal amounts ranging from $38 million to $600 million. As of September 30, 2020, the remaining maturities of all bank loans outstanding ranged from 79 days to approximately 4.5 years. The weighted average remaining maturity on all bank loans was 1.5 years as of September 30, 2020.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of September 30, 2020, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.
Medium-Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. As of September 30, 2020, AHFC has one note outstanding under the Private MTN program with a remaining maturity that does not exceed 1.0 year. The note was issued pursuant to the terms of an issuing and paying agency agreement, which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of September 30, 2020, management believes that AHFC was in compliance with all covenants contained in the Private MTN.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the six months ended September 30, 2020, AHFC issued €1.5 billion aggregate principal amount of Euro denominated fixed rate MTNs, with an original maturity range from 2.0 years to 4.5 years, $3.5 billion fixed rate notes with an original maturity range from 3.0 to 5.0 years, and $300 million floating rate notes, which an original maturity of 3.0 years. The weighted average remaining maturities of all Public MTNs was 2.4 years as of September 30, 2020.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of September 30, 2020, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2020, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.
The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	September 30, 2020	March 31, 2020

	(U.S. dollars in millions)
U.S. dollar	$21,756	$22,309
Euro	5,026	3,076
Sterling	773	744
Japanese yen	29	28
Total	$27,584	$26,157
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the six months ended September 30, 2020, HCFI entered into two private placement transactions for C$700 million ($526 million). As of September 30, 2020, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 79 days to approximately 5.5 years. The weighted average remaining maturities of these notes was 2.6 years as of September 30, 2020.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2020, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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
•Subordinated certificates— securities issued by SPEs that are retained by us and are subordinated in priority of payment to the notes.

•Overcollateralization— securitized asset balances that exceed the balance of securities issued by SPEs.

•Excess interest— excess interest collections to be used to cover losses on defaulted loans.

•Reserve funds— restricted cash accounts held by the SPEs to cover shortfalls in payments of interest and principal required to be paid on the notes.

•Yield supplement accounts— restricted cash accounts held by SPEs to supplement interest payments on notes.

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
During the six months ended September 30, 2020, we issued notes through asset-backed securitizations totaling $3.3 billion, which were secured by assets with an initial balance of $3.5 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $3.5 billion 364-day credit agreement, which expires on February 26, 2021, a $2.1 billion credit agreement, which expires on February 28, 2023, and a $1.4 billion credit agreement, which expires on February 28, 2025. As of September 30, 2020, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.5 billion) credit agreement which provides that HCFI may borrow up to C$1.0 billion ($751 million) on a one-year revolving basis and up to C$1.0 billion ($751 million) on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 25, 2021 and the five-year tranche of the credit agreement expires on March 25, 2025. As of September 30, 2020, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of September 30, 2020, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of September 30, 2020, no amounts were drawn upon under these agreements. These agreements expire in September 2021. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
Keep Well Agreements
HMC has entered into separate Keep Well Agreements with AHFC and HCFI. Pursuant to the Keep Well Agreements, HMC has agreed to, among other things:

•own and hold, at all times, directly or indirectly, at least 80% of each of AHFC’s and HCFI’s issued and outstanding shares of voting stock and not pledge, directly or indirectly, encumber, or otherwise dispose of any such shares or permit any of HMC’s subsidiaries to do so, except to HMC or wholly-owned subsidiaries of HMC;

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of September 30, 2020 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $18 million and $17 million during the three months ended September 30, 2020 and 2019, respectively, and $35 million and $34 million for the six months ended September 30, 2020 and 2019, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of September 30, 2020, AHFC and its consolidated subsidiaries had $61.0 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $18.0 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.
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

Contractual Obligations
The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending September 30,
	Total	2021	2022	2023	2024	2025	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$40,997	$13,345	$9,184	$8,759	$4,386	$3,447	$1,876
Secured debt obligations (1)	10,379	5,460	3,122	1,621	176	—	—
Interest payments on debt (2)	1,861	684	487	336	179	100	75
Operating lease obligations	56	10	9	8	8	6	15
Total	$53,293	$19,499	$12,802	$10,724	$4,749	$3,553	$1,966
_______________________

(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of September 30, 2020.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of September 30, 2020.
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

The allowance for retail loans is measured on a collective basis. Our historical experience provides the primary basis for estimating the allowance. The modeling methodology used to estimate the allowance incorporates vintage loss and delinquency migration analysis. Retail loans are segmented into pools with similar risk characteristics. Currently, retail loans are segmented by origination quarter, internal credit grade, product type, and original term. Past economic conditions and other attributes of the pools including loan-to-value ratios at loan inception are also taken into consideration when assessing historical credit loss experience. Current and forecasts of future economic factors such as unemployment rates, bankruptcies and used vehicle prices are applied in the modeling to estimate current expected credit losses. Management will also consider qualitative adjustments given the inherent uncertainty in estimating expected credit losses and the imprecision of any modeling methodology.
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
Sensitivity Analysis
Our allowance for credit losses and early termination losses on operating leases requires significant judgment about inherently uncertain factors. The estimates are based on management’s evaluation of many factors, including our historical credit loss experience, the value of the underlying collateral, delinquency trends, and economic conditions. The estimates are based on information available as of each reporting date. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates. 10% and 20% increases in estimated incurred losses on our consumer finance receivables would have resulted in increases to the allowance for credit losses as of September 30, 2020 of $41 million and $81 million, respectively. Similarly, 10% and 20% increases in estimated incurred losses due to defaults on operating leases would have resulted in increases to estimated early termination losses as of September 30, 2020 of $17 million and $33 million, respectively.
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

Sensitivity Analysis
If future estimated auction values for all outstanding operating leases as of September 30, 2020 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $73 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $13 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of September 30, 2020. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2020, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1.Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
2.Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
3.Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
4.Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.
5.Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
6.Incorporated herein by reference to Exhibit number 4.6 filed with our quarterly report on Form 10-Q, dated February 8, 2018.
7.Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated August 8, 2019.
8.Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 8, 2019.
9.Filed herewith.
10.Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 10, 2020

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)