Form 10-Q
period 2020-12-31
AMERICAN HONDA FINANCE CORP
filed 2021-02-11
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-36111
AMERICAN HONDA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1919 Torrance Blvd., Torrance, California	90501
(Address of principal executive offices)	(Zip Code)

(310) 972-2555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
1.300% Medium-Term Notes, Series A Due March 21, 2022	N/A	New York Stock Exchange
2.625% Medium-Term Notes, Series A Due October 14, 2022	N/A	New York Stock Exchange
1.375% Medium-Term Notes, Series A Due November 10, 2022	N/A	New York Stock Exchange
0.550% Medium-Term Notes, Series A Due March 17, 2023	N/A	New York Stock Exchange
0.750% Medium-Term Notes, Series A Due January 17, 2024	N/A	New York Stock Exchange
0.350% Medium-Term Notes, Series A Due August 26, 2022	N/A	New York Stock Exchange
1.600% Medium-Term Notes, Series A Due April 20, 2022	N/A	New York Stock Exchange
1.950% Medium-Term Notes, Series A Due October 18, 2024	N/A	New York Stock Exchange
0.750% Medium-Term Notes, Series A Due November 25, 2026	N/A	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of January 31, 2021, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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
For the quarter ended December 31, 2020
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

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share amounts)

	December 31, 2020	March 31, 2020
Assets
Cash and cash equivalents	$3,017	$1,503
Finance receivables, net	40,830	39,554
Investment in operating leases, net	35,078	33,843
Due from Parent and affiliated companies	126	93
Income taxes receivable	199	137
Other assets	1,127	1,378
Derivative instruments	1,270	748
Total assets	$81,647	$77,256
Liabilities and Equity
Debt	$52,771	$50,132
Due to Parent and affiliated companies	131	72
Income taxes payable	230	239
Deferred income taxes	7,010	6,589
Other liabilities	1,725	1,689
Derivative instruments	667	972
Total liabilities	62,534	59,693
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of December 31, 2020 and March 31, 2020	1,366	1,366
Retained earnings	16,634	15,395
Accumulated other comprehensive loss	(60)	(175)
Total shareholder’s equity	17,940	16,586
Noncontrolling interest in subsidiary	1,173	977
Total equity	19,113	17,563
Total liabilities and equity	$81,647	$77,256

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	December 31, 2020	March 31, 2020
Finance receivables, net	$8,724	$9,645
Investment in operating leases, net	465	493
Other assets	439	598
Total assets	$9,628	$10,736
Secured debt	$8,813	$9,748
Other liabilities	6	9
Total liabilities	$8,819	$9,757

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Revenues:
Retail	$423	$438	$1,256	$1,314
Dealer	25	52	82	174
Operating leases	1,951	1,952	5,798	5,782
Total revenues	2,399	2,442	7,136	7,270
Leased vehicle expenses	1,391	1,463	4,188	4,264
Interest expense	207	307	697	947
Net revenues	801	672	2,251	2,059
Other income, net	17	24	46	67
Total net revenues	818	696	2,297	2,126
Expenses:
General and administrative expenses	116	124	344	369
Provision for credit losses	(19)	65	(20)	171
Early termination loss on operating leases	(18)	37	(133)	97
(Gain)/Loss on derivative instruments	(259)	(76)	(584)	129
(Gain)/Loss on foreign currency revaluation of debt	279	145	627	(1)
Total expenses	99	295	234	765
Income before income taxes	719	401	2,063	1,361
Income tax expense	160	106	515	379
Net income	559	295	1,548	982
Less: Net income attributable to noncontrolling interest	34	27	93	87
Net income attributable to American Honda Finance Corporation	$525	$268	$1,455	$895

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Net income	$559	$295	$1,548	$982
Other comprehensive income:
Foreign currency translation adjustment	107	41	220	56
Comprehensive income	666	336	1,768	1,038
Less: Comprehensive income/(loss) attributable to noncontrolling interest	85	47	198	114
Comprehensive income attributable to American Honda Finance Corporation	$581	$289	$1,570	$924

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2019	$17,268	$15,088	$(118)	$1,366	$932
Net income	982	895	—	—	87
Other comprehensive loss	56	—	29	—	27
Dividends declared	(292)	(292)	—	—	—
Balance at December 31, 2019	$18,014	$15,691	$(89)	$1,366	$1,046

Balance at March 31, 2020	$17,563	$15,395	$(175)	$1,366	$977
Adoption of accounting standard (Note 1)	(75)	(73)	—	—	(2)
Net income	1,548	1,455	—	—	93
Other comprehensive income	220	—	115	—	105
Dividends declared	(143)	(143)	—	—	—
Balance at December 31, 2020	$19,113	$16,634	$(60)	$1,366	$1,173

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Nine months ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$1,548	$982
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(180)	60
Provision for credit losses	(20)	171
Early termination loss on operating leases	(133)	97
Depreciation on leased vehicles	4,250	4,275
Accretion of unearned subsidy income	(1,118)	(1,255)
Amortization of deferred dealer participation and other deferred costs	273	272
Gain on disposition of leased vehicles	(162)	(113)
Deferred income taxes	409	273
Changes in operating assets and liabilities:
Income taxes receivable/payable	(71)	25
Other assets	44	60
Accrued interest/discounts on debt	34	37
Other liabilities	7	(31)
Due to/from Parent and affiliated companies	25	35
Net cash provided by operating activities	4,906	4,888
Cash flows from investing activities:
Finance receivables acquired	(16,117)	(13,678)
Principal collected on finance receivables	13,674	13,024
Net change in wholesale loans	1,244	556
Purchase of operating lease vehicles	(11,963)	(14,020)
Disposal of operating lease vehicles	7,502	8,184
Cash received for unearned subsidy income	945	913
Other investing activities, net	(7)	(4)
Net cash used in investing activities	(4,722)	(5,025)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Nine months ended December 31,
	2020	2019
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$31,037	$24,449
Paydown of commercial paper	(29,821)	(24,361)
Proceeds from issuance of short-term debt	519	300
Paydown of short-term debt	(738)	(1,100)
Proceeds from issuance of related party debt	1,196	2,337
Paydown of related party debt	(1,373)	(2,526)
Proceeds from issuance of medium-term notes and other debt	7,817	5,911
Paydown of medium-term notes and other debt	(6,306)	(5,303)
Proceeds from issuance of secured debt	3,241	4,692
Paydown of secured debt	(4,281)	(3,916)
Dividends paid	(143)	(292)
Net cash provided by financing activities	1,148	191
Effect of exchange rate changes on cash and cash equivalents	22	2
Net increase in cash and cash equivalents	1,354	56
Cash and cash equivalents and restricted cash at beginning of period	2,085	1,383
Cash and cash equivalents and restricted cash at end of period	$3,439	$1,439
Supplemental disclosures of cash flow information:
Interest paid	$461	$689
Income taxes paid	$212	$61

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	December 31,
	2020	2019
Cash and cash equivalents	$3,017	$837
Restricted cash included in other assets (1)	422	602
Total	$3,439	$1,439
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. An update was also issued expanding the scope of this guidance. The guidance provides optional expedients and exceptions for applying GAAP to contracts or other transactions affected by reference rate reform if certain criteria are met. The guidance became effective starting March 12, 2020 and may be applied prospectively through December 31, 2022. The Company is evaluating applicable contracts and transactions to determine whether to elect the optional guidance.

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	December 31, 2020
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$37,291	$4,278	$41,569
Allowance for credit losses	(355)	(8)	(363)
Deferred dealer participation and other deferred costs	437	—	437
Unearned subsidy income	(813)	—	(813)
Finance receivables, net	$36,560	$4,270	$40,830

	March 31, 2020
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$34,623	$5,606	$40,229
Allowance for credit losses	(364)	(6)	(370)
Deferred dealer participation and other deferred costs	441	—	441
Unearned subsidy income	(746)	—	(746)
Finance receivables, net	$33,954	$5,600	$39,554

Finance receivables include retail loans with a net carrying amount of $8.7 billion and $9.6 billion as of December 31, 2020 and March 31, 2020, respectively, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and nine months ended December 31, 2020
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of October 1, 2020	$405	$8	$413
Provision	(18)	(1)	(19)
Charge-offs	(64)	—	(64)
Recoveries	32	1	33
Effect of translation adjustment	—	—	—
Ending balance as of December 31, 2020	$355	$8	$363

Beginning balance	$364	$6	$370
Cumulative effective of adopting ASU 2016-13	98	3	101
Beginning balance as of April 1, 2020	462	9	471
Provision	(18)	(2)	(20)
Charge-offs	(177)	(1)	(178)
Recoveries	87	2	89
Effect of translation adjustment	1	—	1
Ending balance as of December 31, 2020	$355	$8	$363

	Three and nine months ended December 31, 2019
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of October 1, 2019	$197	$—	$197
Provision	65	—	65
Charge-offs	(86)	—	(86)
Recoveries	23	—	23
Effect of translation adjustment	—	—	—
Ending balance as of December 31, 2019	$199	$—	$199

Beginning balance as of April 1, 2019	$193	$8	$201
Provision	162	9	171
Charge-offs	(230)	(17)	(247)
Recoveries	74	—	74
Effect of translation adjustment	—	—	—
Ending balance as of December 31, 2019	$199	$—	$199

The adoption of ASC 2016-13 resulted in an increase to the allowance for credit loss of $101 million, primarily for retail loans. The allowance for retail loans at the beginning of the nine months ended December 31, 2020 reflected a significant increase in expected credit losses on retail loans due to the impact of COVID-19. Government measures that were enacted in an effort to slow down and control the spread of COVID-19 have had a severe adverse impact on economic conditions, including a significant increase in unemployment. Forecasts of weaker economic factors were reflected in this estimate, including a sharp rise in unemployment rates. Net charge-offs of retail loans during the nine months ended December 31, 2020 were favorable relative to the expected credit losses for the period, which had a positive effect on the provision for credit losses. The forecasted economic factors that were applied in the modeling as of December 31, 2020 were more favorable as compared to those applied at the beginning of the period which contributed to the reduction in the allowance for retail loans.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
There were no modifications to the terms of dealer loan contracts that constituted troubled debt restructurings during the nine months ended December 31, 2020 and 2019. The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the nine months ended December 31, 2020 and 2019. The Company does allow limited payment deferrals on consumer finance receivables. These payment deferrals are not treated as troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period. Payment deferrals have also been granted to certain customers impacted by COVID-19 beginning in mid-March 2020. Through the end of December 2020, a cumulative total of approximately 259,000 retail loans have been granted payment deferrals. As of December 31, 2020, approximately 15,000 outstanding retail loans were still within their deferral periods. The deferral period is up to a maximum of 3 months in the United States and 4 months in Canada, generally from the date the customer was initially granted the deferral. Customers taking advantage of the deferrals are not considered delinquent during such deferral periods and therefore were not reflected in delinquency measures.
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

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
December 31, 2020
Retail loans:
New auto	$231	$67	$13	$311	$29,686	$29,997
Used and certified auto	89	27	5	121	5,305	5,426
Motorcycle and other	15	6	3	24	1,468	1,492
Total retail	335	100	21	456	36,459	36,915
Dealer loans:
Wholesale flooring	3	—	—	3	3,336	3,339
Commercial loans	—	—	—	—	939	939
Total dealer loans	3	—	—	3	4,275	4,278
Total finance receivables	$338	$100	$21	$459	$40,734	$41,193

March 31, 2020
Retail loans:
New auto	$222	$50	$13	$285	$27,495	$27,780
Used and certified auto	84	20	5	109	5,174	5,283
Motorcycle and other	12	4	2	18	1,237	1,255
Total retail	318	74	20	412	33,906	34,318
Dealer loans:
Wholesale flooring	1	—	—	1	4,529	4,530
Commercial loans	—	—	—	—	1,076	1,076
Total dealer loans	1	—	—	1	5,605	5,606
Total finance receivables	$319	$74	$20	$413	$39,511	$39,924

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

B - Borrowers classified as relatively low credit risks. Based on their application and credit bureau report, they have the ability to pay and have shown a willingness to pay. Generally, B credit borrowers may have one or more conditions that could reduce the internal credit score, such as a shorter credit history or a minor credit weakness.

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2021	2020	2019	2018	2017	Prior	Total

	(U.S. dollars in millions)
Credit grade A	$8,924	$6,081	$4,639	$2,404	$1,001	$211	$23,260
Credit grade B	2,288	1,675	1,140	745	326	95	6,269
Credit grade C	1,633	1,392	880	593	258	76	4,832
Credit grade D	489	671	401	250	111	40	1,962
Others	181	172	120	69	40	10	592
Total retail loans	$13,515	$9,991	$7,180	$4,061	$1,736	$432	$36,915

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

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2021	2020	2019	2018	2017	Prior	Revolving loans	Wholesale Flooring	Total
	(U.S. dollars in millions)
Group I	$145	$65	$7	$44	$45	$86	$337	$1,580	$2,309
Group II	48	35	34	31	33	29	—	1,754	1,964
Group III	—	—	—	—	—	—	—	5	5
Total dealer loans	$193	$100	$41	$75	$78	$115	$337	$3,339	$4,278

Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	December 31, 2020	March 31, 2020

	(U.S. dollars in millions)
Operating lease vehicles	$44,886	$43,624
Accumulated depreciation	(8,624)	(8,219)
Deferred dealer participation and initial direct costs	131	131
Unearned subsidy income	(1,184)	(1,376)
Estimated early termination losses	(131)	(317)
Investment in operating leases, net	$35,078	$33,843

Operating lease revenue consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019

	(U.S. dollars in millions)
Lease payments	$1,715	$1,697	$5,077	$5,003
Subsidy income and dealer rate participation, net	225	241	677	732
Reimbursed lessor costs	11	14	44	47
Total operating lease revenue, net	$1,951	$1,952	$5,798	$5,782

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Leased vehicle expenses consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019

	(U.S. dollars in millions)
Depreciation expense	$1,418	$1,448	$4,250	$4,275
Initial direct costs and other lessor costs	30	32	100	102
Gain on disposition of leased vehicles (1)	(57)	(17)	(162)	(113)
Total leased vehicle expenses, net	$1,391	$1,463	$4,188	$4,264
________________________
(1)Included in the gain on disposition of leased vehicles are end of term charges of $10 million and $12 million for the three months ended December 31, 2020 and 2019, respectively, and $43 million and $58 million for the nine months ended December 31, 2020 and 2019, respectively.
Investment in operating leases includes lease assets with a net carrying amount of $465 million and $493 million as of December 31, 2020 and March 31, 2020, respectively, which have been transferred to SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These investments in operating leases are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

Contractual operating lease payments due as of December 31, 2020 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve month periods ending December 31,	(U.S. dollars in millions)

2021	$5,865
2022	3,903
2023	1,571
2024	275
2025	62
Total	$11,676

The Company recognized a reversal of early termination losses on operating leases of $18 million and $133 million during the three and nine months ended December 31, 2020, respectively, and recognized early termination losses of $37 million and $97 million during the three and nine months ended December 31, 2019, respectively. Actual net losses realized totaled $17 million and $37 million for the three months ended December 31, 2020 and 2019, respectively, and $53 million and $93 million for the nine months ended December 31, 2020 and 2019, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $9 million for both the three months ended December 31, 2020 and 2019, and $30 million and $22 million during the nine months ended December 31, 2020 and 2019, respectively.
During the nine months ended December 31, 2020, the Company considered the impact of COVID-19 on estimated residual values and determined that impairment conditions were not met. No impairment losses due to declines in estimated residual values were recognized during the three and nine months ended December 31, 2020 and 2019.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate		Contractual interest rate ranges
	December 31, 2020	March 31, 2020	December 31, 2020	March 31, 2020	December 31, 2020	March 31, 2020

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$6,785	$5,490	0.37%	1.81%	0.25 - 0.71%	1.01 - 2.31%
Related party debt	393	533	0.54%	1.76%	0.51 - 0.56%	1.45 - 2.06%
Bank loans	4,535	4,938	1.09%	2.16%	0.87 - 1.44%	1.44 - 2.55%
Private MTN program	500	999	3.80%	3.84%	3.80 - 3.80%	3.80 - 3.88%
Public MTN program	28,146	25,130	1.61%	2.07%	0.33 - 3.63%	0.35 - 3.63%
Euro MTN programme	29	28	2.23%	2.23%	2.23 - 2.23%	2.23 - 2.23%
Other debt	3,570	3,266	2.27%	2.47%	0.80 - 3.44%	1.73 - 3.44%
Total unsecured debt	43,958	40,384
Secured debt	8,813	9,748	1.59%	2.25%	0.19 - 3.30%	1.36 - 3.30%
Total debt	$52,771	$50,132

As of December 31, 2020, the outstanding principal balance of long-term debt with floating interest rates totaled $10.5 billion, long-term debt with fixed interest rates totaled $34.4 billion, and short-term debt with floating and fixed interest rates totaled $7.9 billion. As of March 31, 2020, the outstanding principal balance of long-term debt with floating interest rates totaled $13.0 billion, long-term debt with fixed interest rates totaled $30.0 billion, and short-term debt with floating and fixed interest rates totaled $7.3 billion.
Commercial Paper
As of December 31, 2020 and March 31, 2020, the Company had commercial paper programs that provide the Company with available funds of up to $9.0 billion and $8.8 billion, respectively, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $5.1 billion and $5.6 billion during the nine months ended December 31, 2020 and 2019, respectively. The maximum balance outstanding at any month-end during the nine months ended December 31, 2020 and 2019 was $6.8 billion and $6.2 billion, respectively.
Related Party Debt
HCFI issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations. HCFI incurred interest expense on these notes totaling $0.4 million and $3 million for the three months ended December 31, 2020 and 2019, respectively, and $2 million and $11 million for the nine months ended December 31, 2020 and 2019, respectively.

Bank Loans
Outstanding bank loans at December 31, 2020 were either short-term or long-term, with floating or fixed interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of December 31, 2020 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Medium-Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. AHFC has one note outstanding under the Private MTN Program as of December 31, 2020. The note is long-term, with a fixed interest rate and a maturity date of September 20, 2021, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.
Public MTN Program
In August 2019, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of December 31, 2020 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program as of December 31, 2020. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of December 31, 2020 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of December 31, 2020 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans and operating leases. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 26, 2021, a $2.1 billion credit agreement, which expires on February 28, 2023, and a $1.4 billion credit agreement, which expires on February 28, 2025. As of December 31, 2020, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.6 billion syndicated bank credit facility which provides that HCFI may borrow up to $786 million on a one-year revolving basis and up to $786 million on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 25, 2021 and the five-year tranche of the credit agreement expires on March 25, 2025. As of December 31, 2020, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of December 31, 2020, no amounts were drawn upon under these agreements. These agreements expire in September 2021. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

Note 5. Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 13 regarding the valuation of derivative instruments.

	December 31, 2020			March 31, 2020
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$63,047	$683	$641	$57,379	$704	$830
Cross currency swaps	6,303	587	26	4,001	44	142
Gross derivative assets/liabilities		1,270	667		748	972
Collateral posted/held		41	12		45	9
Counterparty netting adjustment		(630)	(630)		(764)	(764)
Net derivative assets/liabilities		$681	$49		$29	$217

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019

	(U.S. dollars in millions)
Interest rate swaps	$(20)	$(17)	$(35)	$(62)
Cross currency swaps	279	93	619	(67)
Total gain/(loss) on derivative instruments	$259	$76	$584	$(129)

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended December 31,		Nine months ended December 31,
Income Statement	2020	2019	2020	2019

	(U.S. dollars in millions)
Revenue:
Subsidy income	$372	$404	$1,112	$1,249
Interest expense:
Related party debt	—	3	2	11
Other income, net:
VSC administration fees	26	27	79	82
Support Service Fee	(11)	(9)	(34)	(27)
General and administrative expenses:
Support Compensation Agreement fees	18	17	53	51
Benefit plan expenses	2	2	6	7
Shared services	17	17	52	52
Lease expense	1	—	1	—

Balance Sheet	December 31, 2020	March 31, 2020

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(803)	$(738)
Investment in operating leases, net:
Unearned subsidy income	(1,180)	(1,372)
Due from Parent and affiliated companies	126	93
Liabilities:
Debt:
Related party debt	$393	$533
Due to Parent and affiliated companies	131	72
Other liabilities:
Accrued interest expense	—	1
Unearned VSC administrative fees	339	363
Accrued benefit expenses	59	69
Operating lease liabilities	21	—

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
Other
AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the three months ended December 31, 2020 and 2019, the Company recognized $2 million and $3 million, respectively, and during the nine months ended December 31, 2020 and 2019, the Company recognized $7 million and $9 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.
The majority of the amounts due from the Parent and affiliated companies at December 31, 2020 and March 31, 2020 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at December 31, 2020 and March 31, 2020 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
Effective October 1, 2020, AHFC leases certain premises from its parent, AHM.
In July 2020 and August 2019, AHFC declared and paid cash dividends of $143 million and $292 million, respectively, to its parent, AHM.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 7. Income Taxes

The Company's effective tax rate was 22.3% and 26.4% for the three months ended December 31, 2020 and 2019, respectively, and 25.0% and 27.8% for the nine months ended December 31, 2020 and 2019, respectively. The decrease in the comparable effective tax rate for the three months and nine months ended December 31, 2020 was primarily due to changes in the U.S. state jurisdictional mix and non-recurring unrecognized tax benefits.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At December 31, 2020, $1 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of December 31, 2020 were distributed, the tax liability associated with these earnings would be $57 million, inclusive of currency translation adjustments.
During the quarter ended December 31, 2020, the Company reduced previously unrecognized tax benefits as a result of a change in the tax accounting method filed with the Internal Revenue Service to change the timing of certain income recognition. This reduction had no material net impact on the Company's total tax expense for the period.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which provides economic relief in response to the coronavirus pandemic. The CARES Act, among other things, includes provisions to allow certain net operating losses to be carried-back up to five years, to increase interest deduction limitations, and to make technical corrections to tax depreciation methods for qualified improvement property. On December 27, 2020, the U.S. government enacted the Consolidated Appropriations Act (CAA), which provides additional economic relief in response to the ongoing coronavirus pandemic. During the period ended December 31, 2020, additional U.S. states enacted legislation to respond to various provisions of the CARES Act. The Company evaluated the impact of new tax laws according to the Company’s modified separate return basis pursuant to an intercompany income tax allocation agreement with the Parent, and concluded there was no material impact on the Company’s December 31, 2020 income tax accounts.
As of December 31, 2020, the Company is subject to examination in various U.S. tax jurisdictions for returns filed for the taxable years ended March 31, 2008 through 2020. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2014 through 2020, federally, and returns filed for the taxable years ended March 31, 2008 through 2020, except for 2011 and 2012, provincially. The Company believes appropriate provisions have been made for all outstanding issues for all open years.

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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At December 31, 2020, maturities of operating lease liabilities were as follows:

Twelve month periods ending December 31,	(U.S. dollars in millions)

2021	$9
2022	8
2023	7
2024	6
2025	5
Thereafter	8
Total undiscounted future lease obligations	43
Less: imputed interest	(4)
Operating lease liabilities	$39

Lease expense under operating leases was $2 million and $3 million for the three months ended December 31, 2020 and 2019, respectively, and $7 million and $8 million for the nine months ended December 31, 2020 and 2019, respectively. Rent expense is included within general and administrative expenses.
As of December 31, 2020, the weighted average remaining lease term for operating leases was 5.7 years and the weighted average remaining discount rate for operating leases was 2.86%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $532 million as of December 31, 2020. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $5 million as of December 31, 2020.
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
During the nine months ended December 31, 2020 and 2019, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $3.3 billion and $4.7 billion, respectively. The notes were secured by assets with an initial balance of $3.5 billion and $5.2 billion, respectively.
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

	December 31, 2020

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$8,724	$421	$15	$8,440	$4
Operating lease securitizations	465	1	2	373	2
Total	$9,189	$422	$17	$8,813	$6

	March 31, 2020

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,645	$581	$16	$9,345	$7
Operating lease securitizations	493	1	—	403	2
Total	$10,138	$582	$16	$9,748	$9
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of December 31, 2020 and March 31, 2020, AHFC and HCFI had combined cash collections of $536 million and $468 million, respectively, which were required to be remitted to the SPEs.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 10. Other Assets
Other assets consisted of the following:

	December 31, 2020	March 31, 2020

	(U.S. dollars in millions)
Interest receivable and other assets	$103	$107
Vehicles held for disposition	152	228
Other receivables	212	172
Deferred expense	96	105
Software, net of accumulated amortization of $165 and $156 as of December 31, 2020 and March 31, 2020, respectively	24	23
Property and equipment, net of accumulated depreciation of $19 and $23 as of December 31, 2020 and March 31, 2020, respectively	2	4
Restricted cash	422	582
Operating lease assets	36	48
Like-kind exchange assets	68	91
Other miscellaneous assets	12	18
Total	$1,127	$1,378

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $3 million and $2 million for the three months ended December 31, 2020 and 2019, respectively, and $8 million for both the nine months ended December 31, 2020 and 2019.

Note 11. Other Liabilities
Other liabilities consisted of the following:

	December 31, 2020	March 31, 2020

	(U.S. dollars in millions)
Dealer payables	$147	$68
Accrued interest expense	173	138
Accounts payable and accrued expenses	429	408
Lease security deposits	82	84
Unearned VSC administrative fees (Note 6)	339	363
Unearned income, operating leases	335	358
Operating lease liabilities	39	55
Uncertain tax positions	160	195
Other liabilities	21	20
Total	$1,725	$1,689

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 12. Other Income, net
Other income consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019

	(U.S. dollars in millions)
VSC administration fees (Note 6)	$26	$27	$79	$82
Other, net	(9)	(3)	(33)	(15)
Total	$17	$24	$46	$67

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

Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$683	$—	$683
Cross currency swaps	—	587	—	587
Total assets	$—	$1,270	$—	$1,270
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$641	$—	$641
Cross currency swaps	—	26	—	26
Total liabilities	$—	$667	$—	$667

	March 31, 2020
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$704	$—	$704
Cross currency swaps	—	44	—	44
Total assets	$—	$748	$—	$748
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$830	$—	$830
Cross currency swaps	—	142	—	142
Total liabilities	$—	$972	$—	$972

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the nine months ended December 31, 2020 and 2019. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
December 31, 2020
Vehicles held for disposition	$—	$—	$81	$81	$19
December 31, 2019
Vehicles held for disposition	$—	$—	$138	$138	$32

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$3,017	$3,017	$—	$—	$3,017
Dealer loans, net	4,270	—	—	4,110	4,110
Retail loans, net	36,560	—	—	37,538	37,538
Restricted cash	422	422	—	—	422
Liabilities:
Commercial paper	$6,785	$—	$6,785	$—	$6,785
Related party debt	393	—	393	—	393
Bank loans	4,535	—	4,576	—	4,576
Medium-term note programs	28,675	—	29,557	—	29,557
Other debt	3,570	—	3,705	—	3,705
Secured debt	8,813	—	8,922	—	8,922

	March 31, 2020
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$1,503	$1,503	$—	$—	$1,503
Dealer loans, net	5,600	—	—	5,136	5,136
Retail loans, net	33,954	—	—	34,441	34,441
Restricted cash	582	582	—	—	582
Liabilities:
Commercial paper	$5,490	$—	$5,488	$—	$5,488
Related party debt	533	—	533	—	533
Bank loans	4,938	—	4,780	—	4,780
Medium-term note programs	26,157	—	25,740	—	25,740
Other debt	3,266	—	3,232	—	3,232
Secured debt	9,748	—	9,794	—	9,794

Fair value information presented in the tables above is based on information available at December 31, 2020 and March 31, 2020. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the three and nine months ended December 31, 2020 and 2019 is summarized in the following tables:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended December 31, 2020
Revenues:
Retail	$373	$50	$—	$423
Dealer	22	3	—	25
Operating leases	1,612	339	—	1,951
Total revenues	2,007	392	—	2,399
Leased vehicle expenses	1,137	254	—	1,391
Interest expenses	177	30	—	207
Realized (gains)/losses on derivatives and foreign currency denominated debt	67	11	(78)	—
Net revenues	626	97	78	801
Other income, net	13	4	—	17
Total net revenues	639	101	78	818
Expenses:
General and administrative expenses	103	13	—	116
Provision for credit losses	(19)	—	—	(19)
Early termination loss on operating leases	(16)	(2)	—	(18)
(Gain)/Loss on derivative instruments	—	—	(259)	(259)
(Gain)/Loss on foreign currency revaluation of debt	—	—	279	279
Income before income taxes	$571	$90	$58	$719

Nine months ended December 31, 2020
Revenues:
Retail	$1,113	$143	$—	$1,256
Dealer	72	10	—	82
Operating leases	4,806	992	—	5,798
Total revenues	5,991	1,145	—	7,136
Leased vehicle expenses	3,435	753	—	4,188
Interest expenses	604	93	—	697
Realized (gains)/losses on derivatives and foreign currency denominated debt	192	31	(223)	—
Net revenues	1,760	268	223	2,251
Other income, net	35	11	—	46
Total net revenues	1,795	279	223	2,297
Expenses:
General and administrative expenses	305	39	—	344
Provision for credit losses	(17)	(3)	—	(20)
Early termination loss on operating leases	(133)	—	—	(133)
(Gain)/Loss on derivative instruments	—	—	(584)	(584)
(Gain)/Loss on foreign currency revaluation of debt	—	—	627	627
Income before income taxes	$1,640	$243	$180	$2,063

December 31, 2020
Finance receivables, net	$36,388	$4,442	$—	$40,830
Investment in operating leases, net	29,698	5,380	—	35,078
Total assets	71,343	10,304	—	81,647

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended December 31, 2019
Revenues:
Retail	$386	$52	$—	$438
Dealer	46	6	—	52
Operating leases	1,609	343	—	1,952
Total revenues	2,041	401	—	2,442
Leased vehicle expenses	1,199	264	—	1,463
Interest expense	262	45	—	307
Realized (gains)/losses on derivatives and foreign currency denominated debt	33	—	(33)	—
Net revenues	547	92	33	672
Other income, net	21	3	—	24
Total net revenues	568	95	33	696
Expenses:
General and administrative expenses	110	14	—	124
Provision for credit losses	63	2	—	65
Early termination loss on operating leases	37	—	—	37
(Gain)/Loss on derivative instruments	—	—	(76)	(76)
(Gain)/Loss on foreign currency revaluation of debt	—	—	145	145
Income before income taxes	$358	$79	$(36)	$401

Nine months ended December 31, 2019
Revenues:
Retail	$1,158	$156	$—	$1,314
Dealer	156	18	—	174
Operating leases	4,769	1,013	—	5,782
Total revenues	6,083	1,187	—	7,270
Leased vehicle expenses	3,493	771	—	4,264
Interest expense	812	135	—	947
Realized (gains)/losses on derivatives and foreign currency denominated debt	71	(3)	(68)	—
Net revenues	1,707	284	68	2,059
Other income, net	58	9	—	67
Total net revenues	1,765	293	68	2,126
Expenses:
General and administrative expenses	325	44	—	369
Provision for credit losses	167	4	—	171
Early termination loss on operating leases	96	1	—	97
(Gain)/Loss on derivative instruments	—	—	129	129
(Gain)/Loss on foreign currency revaluation of debt	—	—	(1)	(1)
Income before income taxes	$1,177	$244	$(60)	$1,361

December 31, 2019
Finance receivables, net	$35,980	$4,515	$—	$40,495
Investment in operating leases, net	28,914	5,522	—	34,436
Total assets	67,762	10,168	—	77,930

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

Recent Developments
Regional Office Consolidation
In November 2020, we finalized plans to consolidate our nine regional offices in the United States into three customer and dealer services centers located in California, Texas, and Georgia. The consolidation is to take place in stages through the fall of 2022 starting with the consolidation of the California offices in June 2021.
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
To assist our existing retail loan and lease customers who may have been impacted by COVID-19, payment deferrals have been granted to those customers who requested assistance beginning in mid-March 2020. Through the end of December 2020, a cumulative total of approximately 259,000 retail loans and 200,000 retail leases were granted payment deferrals, which represented approximately 11% and 13% of outstanding retail loans and retail leases as of December 31, 2020, respectively. By the end of December 2020, approximately 94% of these customers were required to resume making their payments. The deferral periods are up to a maximum of 3 months in the United States and 4 months in Canada, generally from the date the customer was initially granted the deferral. Customers taking advantage of the deferrals are not considered delinquent during such deferral periods and therefore are not reflected in our delinquency measures. In the United States, approximately 18% of the customers that were required to resume making their payments after the expiration of their deferral period were delinquent as of January 31, 2021, of which approximately 5% were 30 days or more past due and approximately 3% were repossessed or charged-off.
Many Honda and Acura dealerships temporarily suspended their sales operations beginning in mid-March. To help support the dealers during this period of disruption to their operations, beginning in March 2020, we have granted deferrals of interest payments on floorplans and principal payments on commercial loans generally for a period of 3 months. Interest continues to accrue during the deferral period.
The suspension of sales operations at Honda and Acura dealerships and the decline in consumer demand had an impact on the sale of Honda and Acura vehicles. As a result, our consumer financing acquisition volumes also declined. Most dealerships resumed their sales operations beginning in May 2020 and with the support of incentive financing programs, our consumer financing acquisition volumes recovered to pre-COVID-19 levels by June 2020.
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

Results of Operations
The following table presents our income before income taxes:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019

	(U.S. dollars in millions)
Income before income taxes:
United States segment	$621	$321	$1,799	$1,113
Canada segment	98	80	264	248
Total income before income taxes	$719	$401	$2,063	$1,361

Comparison of the Three Months Ended December 31, 2020 and 2019
Our consolidated income before income taxes was $719 million during the third quarter of fiscal year 2021 compared to $401 million during the same period in fiscal year 2020. This increase of $318 million, or 79%, was due to the following differences:

	Three months ended December 31,
	2020	2019	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$423	$438	$(15)	(3)%
Dealer	25	52	(27)	(52)%
Operating lease, net of leased vehicle expenses	560	489	71	15%
Interest expense	(207)	(307)	100	(33)%
Other income, net	17	24	(7)	(29)%
Total net revenues	818	696	122	18%
Expenses:
General and administrative expenses	116	124	(8)	(6)%
Provision for credit losses	(19)	65	(84)	n/m
Early termination loss on operating leases	(18)	37	(55)	n/m
(Gain)/Loss on derivative instruments	(259)	(76)	(183)	n/m
(Gain)/Loss on foreign currency revaluation of debt	279	145	134	92%
Total expenses	99	295	(196)	(66)%
Total income before income taxes	$719	$401	$318	79%
n/m = not meaningful

Comparison of the Nine Months Ended December 31, 2020 and 2019
Our consolidated income before income taxes was $2,063 million during the first nine months of fiscal year 2021 compared to $1,361 million during the same period in fiscal year 2020. This increase of $702 million, or 52%, was due to the following differences:

	Nine months ended December 31,
	2020	2019	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$1,256	$1,314	$(58)	(4)%
Dealer	82	174	(92)	(53)%
Operating lease, net of leased vehicle expenses	1,610	1,518	92	6%
Interest expense	(697)	(947)	250	(26)%
Other income, net	46	67	(21)	(31)%
Total net revenues	2,297	2,126	171	8%
Expenses:
General and administrative expenses	344	369	(25)	(7)%
Provision for credit losses	(20)	171	(191)	n/m
Early termination loss on operating leases	(133)	97	(230)	n/m
(Gain)/Loss on derivative instruments	(584)	129	(713)	n/m
(Gain)/Loss on foreign currency revaluation of debt	627	(1)	628	n/m
Total expenses	234	765	(531)	(69)%
Total income before income taxes	$2,063	$1,361	$702	52%
n/m = not meaningful

Segment Results—Comparison of the Three Months Ended December 31, 2020 and 2019
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
	2020	2019	2020	2019	2020	2019

	(U.S. dollars in millions)
Revenues:
Retail	$373	$386	$50	$52	$423	$438
Dealer	22	46	3	6	25	52
Operating leases	1,612	1,609	339	343	1,951	1,952
Total revenues	2,007	2,041	392	401	2,399	2,442
Leased vehicle expenses	1,137	1,199	254	264	1,391	1,463
Interest expense	177	262	30	45	207	307
Net revenues	693	580	108	92	801	672
Other income, net	13	21	4	3	17	24
Total net revenues	706	601	112	95	818	696
Expenses:
General and administrative expenses	103	110	13	14	116	124
Provision for credit losses	(19)	63	—	2	(19)	65
Early termination loss on operating leases	(16)	37	(2)	—	(18)	37
(Gain)/Loss on derivative instruments	(262)	(75)	3	(1)	(259)	(76)
(Gain)/Loss on foreign currency revaluation of debt	279	145	—	—	279	145
Income before income taxes	$621	$321	$98	$80	$719	$401
Revenues
Revenue from retail loans in the United States segment decreased by $13 million, or 3%, during the third quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was primarily attributable to lower yields due to the declining interest rate environment. Revenue from retail loans in the Canada segment decreased by $2 million, or 4%, during the third quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was primarily due to lower yields.
Operating lease revenue in the United States segment increased by $3 million, during the third quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The increase was primarily attributable to higher average outstanding operating leases. Operating lease revenue in the Canada segment decreased by $4 million, or 1%, during the third quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was attributable to lower average outstanding operating leases.
Revenue from dealer loans in the United States segment decreased by $24 million, or 52%, during the third quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was attributable to lower yields due to the declining interest rate environment and lower average outstanding balances. Revenue from dealer loans in the Canada segment decreased by $3 million, or 50%, during the third quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was attributable to lower yields due to the declining interest rate environment and lower average outstanding balances.
Consolidated subsidy income from AHM and HCI sponsored incentive programs decreased by $32 million, or 8%, to $372 million during the third quarter of fiscal year 2021 compared to $404 million during the same period in fiscal year 2020 primarily due to lower average outstanding incentive leases and incentive retail loans which resulted in the decrease in average subsidy payments received.
Leased vehicle expenses
Leased vehicle expenses in the United States segment decreased by $62 million, or 5%, during the third quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was attributable to higher gains on disposition of leased vehicles due to strong used vehicle prices during the third quarter of fiscal year 2021. Leased vehicle expenses in the Canada segment decreased by

$10 million, or 4%, during the third quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was due to the decrease in depreciation on operating leases due to lower average outstanding operating leases.
Interest expense
Interest expense in the United States segment decreased by $85 million, or 32%, during the third quarter of fiscal year 2021 compared to the same period in fiscal year 2020 primarily due to lower average interest rates. Interest expense in the Canada segment decreased by $15 million, or 33%, during the third quarter of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was attributable to lower average interest rates and lower average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Provision for credit losses
In the United States segment, we recognized a negative provision for credit losses of $19 million during the third quarter of fiscal year 2021 compared to a provision for credit losses of $63 million during the same period in fiscal year 2020. The negative provision for credit losses was attributable to the reduction in the allowance for credit losses and lower than expected net charge-offs of retail loans during the third quarter of fiscal year 2021. In the Canada segment, we recognized a negative provision for credit losses of less than $1 million during the third quarter of fiscal year 2021 compared to a provision for credit losses of $2 million during the same period in fiscal year 2020. The negative provision for credit losses is attributable to lower than expected net charge-offs during the third quarter of fiscal year 2021. See “—COVID-19 Pandemic” above and “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
In the United States segment, we recognized a reversal of early termination losses on operating leases of $16 million, during the third quarter of fiscal year 2021 compared to early termination losses of $37 million during the same period in fiscal year 2020. The reversal of early termination losses was the result of lower than expected realized losses during the third quarter of fiscal year 2021 and a reduction in the estimated impact that COVID-19 will have on lessee default rates. In the Canada segment, we recognized a reversal of early termination losses on operating leases of $2 million during the third quarter of fiscal year 2021 compared to early termination losses of less than $1 million during the same period in fiscal year 2020. The reversal of early termination losses was the result of lower than expected realized losses during the third quarter of fiscal year 2021. See “—COVID-19 Pandemic” above and “—Financial Condition—Credit Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a gain on derivative instruments of $262 million during the third quarter of fiscal year 2021 compared to a gain of $75 million during the same period in fiscal year 2020. The gain in the third quarter of fiscal year 2021 was attributable to a gain on cross currency swaps of $279 million, a loss on pay float interest rate swaps of $6 million and a loss on pay fixed interest rate swaps of $11 million. The gain on cross currency swaps during the third quarter of fiscal year 2021 was primarily attributable to the U.S. dollar weakening against the Euro and Sterling during the period. In the Canada segment, we recognized a loss on derivative instruments of $3 million during the third quarter of fiscal year 2021 compared to a gain of $1 million during the same period in fiscal year 2020. The loss in the third quarter of fiscal year 2021 was due to a decline in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $279 million during the third quarter of fiscal year 2021 compared to a loss of $145 million during the same period in fiscal year 2020. The loss in the third quarter of fiscal year 2021 was primarily due to the U.S. dollar weakening against the Euro and Sterling during the period.

Income tax expense
The consolidated effective tax rate was 22.3% for the third quarter of fiscal year 2021 and 26.4% for the same period in fiscal year 2020. The decrease in the comparable period effective tax rate was primarily due to change in the U.S. state jurisdictional mix and non-recurring unrecognized tax benefits. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Segment Results—Comparison of the Nine Months Ended December 31, 2020 and 2019
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Nine months ended December 31,		Nine months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019	2020	2019

	(U.S. dollars in millions)
Revenues:
Retail	$1,113	$1,158	$143	$156	$1,256	$1,314
Dealer	72	156	10	18	82	174
Operating leases	4,806	4,769	992	1,013	5,798	5,782
Total revenues	5,991	6,083	1,145	1,187	7,136	7,270
Leased vehicle expenses	3,435	3,493	753	771	4,188	4,264
Interest expense	604	812	93	135	697	947
Net revenues	1,952	1,778	299	281	2,251	2,059
Other income, net	35	58	11	9	46	67
Total net revenues	1,987	1,836	310	290	2,297	2,126
Expenses:
General and administrative expenses	305	325	39	44	344	369
Provision for credit losses	(17)	167	(3)	4	(20)	171
Early termination loss on operating leases	(133)	96	—	1	(133)	97
(Gain)/Loss on derivative instruments	(594)	136	10	(7)	(584)	129
(Gain)/Loss on foreign currency revaluation of debt	627	(1)	—	—	627	(1)
Income before income taxes	$1,799	$1,113	$264	$248	$2,063	$1,361
Revenues
Revenue from retail loans in the United States segment decreased by $45 million, or 4%, during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was primarily attributable to lower yields due to the declining interest rate environment. Revenue from retail loans in the Canada segment decreased by $13 million, or 8%, during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was attributable to lower average outstanding balances, lower yields due to the declining interest rate environment and the effect of foreign currency translation adjustments.
Operating lease revenue in the United States segment increased by $37 million, or 1%, during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020. The increase was primarily attributable to higher average outstanding operating leases. Operating lease revenue in the Canada segment decreased by $21 million, or 2%, during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was attributable to lower average outstanding operating leases and the effect of foreign currency translation adjustments.
Revenue from dealer loans in the United States segment decreased by $84 million, or 54%, during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was attributable to lower yields due to the declining interest rate environment and lower average outstanding balances. Revenue from dealer loans in the Canada segment decreased by $8 million, or 44%, during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease in revenue was attributable to lower yields due to the declining interest rate environment and lower average outstanding balances.
Consolidated subsidy income from AHM and HCI sponsored incentive programs decreased by $137 million, or 11%, to $1,112 million during the first nine months of fiscal year 2021 compared to $1,249 million during the same period in fiscal year 2020 primarily due to lower average outstanding incentive leases and incentive retail loans which resulted in the decrease in average subsidy payments received.

Leased vehicle expenses
Leased vehicle expenses in the United States segment decreased by $58 million, or 2%, during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was primarily due to higher gains on disposition of leased vehicles due to strong used vehicle prices during the first nine months of fiscal year 2021. Leased vehicle expenses in the Canada segment decreased by $18 million, or 2%, during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was primarily due to the decrease in depreciation on operating leases due to lower average outstanding operating leases and the effect of foreign currency translation adjustments.
Interest expense
Interest expense in the United States segment decreased by $208 million, or 26%, during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020 primarily due to lower average interest rates. Interest expense in the Canada segment decreased by $42 million, or 31%, during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020. The decrease was attributable to lower average interest rates and lower average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Provision for credit losses
In the United States segment, we recognized a negative provision of $17 million, during the first nine months of fiscal year 2021 compared to a provision for credit losses of $167 million during the same period in fiscal year 2020. The negative provision for credit losses was attributable to the reduction in the allowance for credit losses and lower than expected net charge-offs of retail loans during the first nine months of fiscal year 2021. In the Canada segment, we recognized a negative provision for credit losses of $3 million during the first nine months of fiscal year 2020 compared to a provision for credit losses of $4 million in the same period in fiscal year 2020. The negative provision for credit losses was primarily attributable to lower than expected net charge-offs during the first nine months of fiscal year 2021. See “—COVID-19 Pandemic” above and “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
In the United States segment, we recognized a reversal of early termination losses on operating leases of $133 million during the first nine months of fiscal year 2021 compared to early termination losses of $96 million during the same period in fiscal year 2020. The reversal of early termination losses was the result of lower than expected realized losses during the first nine months of fiscal year 2021 and a reduction in the estimated impact that COVID-19 will have on lessee default rates. Early termination losses on operating leases in the Canada segment decreased by $1 million during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020. See “—COVID-19 Pandemic” above and “—Financial Condition—Credit Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a gain on derivative instruments of $594 million during the first nine months of fiscal year 2021 compared to a loss of $136 million during the same period in fiscal year 2020. The gain in the first nine months of fiscal year 2021 was attributable to a gain on cross currency swaps of $619 million and a gain on pay float interest rate swaps of $59 million, partially offset by a loss on pay fixed interest rate swaps of $84 million. The gain on cross currency swaps during the first nine months of fiscal year 2021 was primarily attributable to the U.S. dollar weakening against the Euro and Sterling during the period. The loss on pay fixed interest rate swaps and gain on pay float interest rate swaps during the first nine months of fiscal year 2021 were primarily due to the decline in applicable swap rates during the period. In the Canada segment, we recognized a loss on derivative instruments of $10 million during the first nine months of fiscal year 2021 compared to a gain of $7 million during the same period in fiscal year 2020. The loss in the first nine months of fiscal year 2021 was due to a decline in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $627 million during the first nine months of fiscal year 2021 compared to a gain of $1 million during the same period in fiscal year 2020. The loss in the first nine months of fiscal year 2021 was primarily due to the U.S. dollar weakening against the Euro and Sterling during the period.

Income tax expense
The consolidated effective tax rate was 25.0% for the first nine months of fiscal year 2021 and 27.8% for the same period in fiscal year 2020. The reduction in the comparable period effective tax rate was primarily due to change in the U.S. state jurisdictional mix and non-recurring unrecognized tax benefits. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended December 31,				Nine months ended December 31,
	2020		2019		2020		2019
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	132	110	109	63	400	334	332	191
Used auto	24	7	28	3	83	30	97	13
Motorcycle and other	18	—	16	—	71	1	56	1
Total retail loans	174	117	153	66	554	365	485	205
Leases	122	103	133	105	354	305	430	345

Canada Segment
Retail loans:
New auto	14	12	14	13	43	38	49	45
Used auto	3	—	2	—	9	—	4	—
Motorcycle and other	1	1	1	1	8	8	6	6
Total retail loans	18	13	17	14	60	46	59	51
Leases	20	20	22	20	54	53	74	70

Consolidated
Retail loans:
New auto	146	122	123	76	443	372	381	236
Used auto	27	7	30	3	92	30	101	13
Motorcycle and other	19	1	17	1	79	9	62	7
Total retail loans	192	130	170	80	614	411	544	256
Leases	142	123	155	125	408	358	504	415
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

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
United States Segment
New auto	69%	60%	72%	62%
Motorcycle	32%	34%	33%	33%

Canada Segment
New auto	96%	91%	87%	84%
Motorcycle	29%	31%	30%	30%

Consolidated
New auto	72%	63%	73%	64%
Motorcycle	32%	33%	33%	33%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	December 31, 2020	March 31, 2020	December 31, 2020	March 31, 2020

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$26,166	$24,353	1,563	1,510
Used auto	5,065	4,999	366	356
Motorcycle and other	1,346	1,145	203	192
Total retail loans	$32,577	$30,497	2,132	2,058
Investment in operating leases	$29,698	$28,809	1,313	1,318

Securitized retail loans (2)	$8,214	$8,977	668	703

Canada Segment
Retail loans:
New auto	$3,590	$3,195	250	258
Used auto	273	178	26	24
Motorcycle and other	120	84	22	20
Total retail loans	$3,983	$3,457	298	302
Investment in operating leases	$5,380	$5,034	280	296

Securitized retail loans (2)	$510	$668	48	58
Securitized investments in operating leases (2)	$465	$493	23	24

Consolidated
Retail loans:
New auto	$29,756	$27,548	1,813	1,768
Used auto	5,338	5,177	392	380
Motorcycle and other	1,466	1,229	225	212
Total retail loans	$36,560	$33,954	2,430	2,360
Investment in operating leases	$35,078	$33,843	1,593	1,614

Securitized retail loans (2)	$8,724	$9,645	716	761
Securitized investments in operating leases (2)	$465	$493	23	24
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.
In the United States segment, retail loan acquisition volumes increased by 14% during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020 primarily due to an increase in penetration rates with the support of incentive programs sponsored by AHM. Lease acquisition volumes decreased by 18% during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020 primarily due to lower AHM sales volumes. In the Canada segment, retail loan acquisition volumes increased by 2% during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020 primarily due to the increase in non-sponsored used auto loan acquisition volumes. Lease acquisition volumes decreased by 27% during the first nine months of fiscal year 2021 compared to the same period in fiscal year 2020 due to the decrease in sponsored program volumes.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	December 31, 2020	March 31, 2020
United States Segment
Automobile	28%	29%
Motorcycle	97%	97%
Other	18%	16%

Canada Segment
Automobile	34%	36%
Motorcycle	94%	96%
Other	92%	93%

Consolidated
Automobile	29%	30%
Motorcycle	97%	97%
Other	20%	19%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
United States Segment
Automobile	26%	28%	24%	27%
Motorcycle	97%	98%	98%	98%
Other	4%	7%	7%	8%

Canada Segment
Automobile	30%	32%	32%	32%
Motorcycle	95%	97%	89%	93%
Other	96%	97%	97%	96%

Consolidated
Automobile	26%	29%	25%	28%
Motorcycle	97%	98%	97%	97%
Other	6%	10%	10%	12%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	December 31, 2020	March 31, 2020	December 31, 2020	March 31, 2020

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,676	$3,049	93	109
Motorcycle	232	760	28	96
Other	31	55	26	56
Total wholesale flooring loans	$2,939	$3,864	147	261
Commercial loans	$872	$1,020

Canada Segment
Wholesale flooring loans:
Automobile	$352	$547	13	21
Motorcycle	27	91	4	13
Other	19	24	15	27
Total wholesale flooring loans	$398	$662	32	61
Commercial loans	$61	$54

Consolidated
Wholesale flooring loans:
Automobile	$3,028	$3,596	106	130
Motorcycle	259	851	32	109
Other	50	79	41	83
Total wholesale flooring loans	$3,337	$4,526	179	322
Commercial loans	$933	$1,074
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
The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the three months ended December 31,		As of or for the nine months ended December 31,
	2020	2019	2020	2019

	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period (4)	$402	$190	$456	$194
Provision for credit losses	(19)	63	(17)	167
Charge-offs, net of recoveries	(31)	(61)	(87)	(169)
Allowance for credit losses at end of period	$352	$192	$352	$192
Allowance as a percentage of ending receivable balance (1)			0.95%	0.53%
Charge-offs as a percentage of average receivable balance (1), (3)	0.35%	0.68%	0.33%	0.62%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$116	$127
As a percentage of ending receivable balance (1), (2)			0.31%	0.35%
Operating leases:
Early termination loss on operating leases	$(16)	$37	$(133)	$96
Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period (4)	$11	$7	$15	$7
Provision for credit losses	—	2	(3)	4
Charge-offs, net of recoveries	—	(2)	(2)	(4)
Effect of translation adjustment	—	—	1	—
Allowance for credit losses at end of period	$11	$7	$11	$7
Allowance as a percentage of ending receivable balance (1)			0.25%	0.14%
Charge-offs as a percentage of average receivable balance (1), (3)	—%	0.13%	0.06%	0.10%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$4	$5
As a percentage of ending receivable balance (1), (2)			0.08%	0.10%
Operating leases:
Early termination loss on operating leases	$(2)	$—	$—	$1
Consolidated
Finance receivables:
Allowance for credit losses at beginning of period (4)	$413	$197	$471	$201
Provision for credit losses	(19)	65	(20)	171
Charge-offs, net of recoveries	(31)	(63)	(89)	(173)
Effect of translation adjustment	—	—	1	—
Allowance for credit losses at end of period	$363	$199	$363	$199
Allowance as a percentage of ending receivable balance (1)			0.87%	0.49%
Charge-offs as a percentage of average receivable balance (1), (3)	0.31%	0.61%	0.3%	0.56%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$120	$132
As a percentage of ending receivable balance (1), (2)			0.29%	0.32%
Operating leases:
Early termination loss on operating leases	$(18)	$37	$(133)	$97
_______________________

(1)Ending and average receivable balances exclude the allowance for credit losses, unearned subvention income related to our incentive financing programs and deferred origination costs. Average receivable balances are calculated based on the average of each month’s ending receivables balance for each respective period.
(2)For the purposes of determining whether a contract is delinquent, payment is generally considered to have been made, in the case of (i) dealer loans, upon receipt of 100% of the payment when due and (ii) consumer finance receivables, upon receipt of 90% of the sum of the current monthly payment plus any overdue monthly payments. Delinquent amounts presented are the aggregated principal balances of delinquent finance receivables. Payments that were granted deferrals are not considered delinquent during the deferral period. See above under "COVID-19 Pandemic” for additional information.
(3)Percentages for the three and nine months ended December 31, 2020 and 2019 have been annualized.
(4)Beginning allowance for the nine months ended December 31, 2020 includes the cumulative effect of adopting ASU 2016-13.

In the United States segment, we recognized a negative provision for credit losses on our finance receivables of $17 million during the first nine months of fiscal year 2021 compared to a provision for credit losses of $167 million during the same period in fiscal year 2020. The negative provision for credit losses was attributable to the reduction in the allowance for credit losses and lower than expected net charge-offs of retail loans. The forecasted economic factors that were applied in the modeling as of December 31, 2020 were more favorable as compared to those applied at the beginning of the period which contributed to the reduction in the allowance for retail loans. Net charge-offs during the first nine months of fiscal year 2021 were favorable relative to the expected credit losses for the period, which had a positive effect on the provision for credit losses on retail loans. Delinquencies and net charge-offs of retail loans during the first nine months of fiscal year 2021 were lower compared to the same period in fiscal year 2020 due in part to payment deferrals that have been granted to requesting customers as a result of COVID-19. It is expected, however, that some customers will not be able to make the contractual payments after the deferral period and will ultimately default. We recognized a reversal of early termination losses on operating leases of $133 million during the first nine months of fiscal year 2021 compared to losses of $96 million during the same period in fiscal year 2020. The reversal of early termination losses was the result of lower than expected realized losses during the first nine months of fiscal year 2021 and a reduction in the estimated impact that COVID-19 will have on lessee default rates. The effect of higher unemployment rates was reduced in the modeling of estimated early termination losses. See above under “—COVID-19 Pandemic” for additional information.
In the Canada segment, we recognized a negative provision for credit losses of $3 million on our finance receivables during the first nine months of fiscal year 2021 compared to a provision for credit losses of $4 million during the same period in fiscal year 2020. The negative provision for credit losses is primarily attributable to lower than expected net charge-offs of retail loans during the first nine months of fiscal year 2021. Early termination losses on operating lease assets was less than $1 million during the first nine months of fiscal year 2021 compared to $1 million during the same period in fiscal year 2020.
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
We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount the carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first nine months of fiscal year 2021 or the same period in fiscal year 2020.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	100	79	280	275
Sales through auctions and dealer direct programs (3)	12	33	71	127
Total termination units	112	112	351	402

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	23	18	63	63
Sales through auctions and dealer direct programs (3)	2	1	6	5
Total termination units	25	19	69	68

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	123	97	343	338
Sales through auctions and dealer direct programs (3)	14	34	77	132
Total termination units	137	131	420	470
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

The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of December 31, 2020 and March 31, 2020 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of December 31, 2020 and March 31, 2020, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar), “€” (Euro), “£” (Sterling) and “¥” (Yen) were converted into U.S. dollars solely for the convenience based on the exchange rate on December 31, 2020 of 1.2725, 1.2211, 1.3668 and 103.28, respectively, per U.S. dollar. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.
Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate
	December 31, 2020	March 31, 2020	December 31, 2020	March 31, 2020

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$5,737	$4,486	0.34%	1.83%
Bank loans	3,298	3,797	1.05%	2.21%
Private MTN program	500	999	3.80%	3.84%
Public MTN program	28,146	25,130	1.61%	2.07%
Euro MTN programme	29	28	2.23%	2.23%
Total unsecured debt	37,710	34,440
Secured debt	7,964	8,710	1.65%	2.26%
Total debt	$45,674	$43,150

Canada Segment
Unsecured debt:
Commercial paper	$1,048	$1,004	0.53%	1.73%
Related party debt	393	533	0.54%	1.76%
Bank loans	1,237	1,141	1.19%	2.01%
Other debt	3,570	3,266	2.27%	2.47%
Total unsecured debt	6,248	5,944
Secured debt	849	1,038	0.99%	2.13%
Total debt	$7,097	$6,982

Consolidated
Unsecured debt:
Commercial paper	$6,785	$5,490	0.37%	1.81%
Related party debt	393	533	0.54%	1.76%
Bank loans	4,535	4,938	1.09%	2.16%
Private MTN program	500	999	3.80%	3.84%
Public MTN program	28,146	25,130	1.61%	2.07%
Euro MTN programme	29	28	2.23%	2.23%
Other debt	3,570	3,266	2.27%	2.47%
Total unsecured debt	43,958	40,384
Secured debt	8,813	9,748	1.59%	2.25%
Total debt	$52,771	$50,132

Commercial Paper
As of December 31, 2020, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($2.0 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the nine months ended December 31, 2020, consolidated commercial paper month-end outstanding principal balances ranged from $3.7 billion to $6.8 billion.
Related Party Debt
HCFI issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of these notes is less than 120 days.
Bank Loans
During the nine months ended December 31, 2020, AHFC did not enter into any term loan agreements. HCFI entered into two floating rate term loan agreements for a total of C$600 million ($472 million). As of December 31, 2020, we had bank loans denominated in U.S. dollars and Canadian dollars with floating and fixed interest rates, in principal amounts ranging from $39 million to $600 million. As of December 31, 2020, the remaining maturities of all bank loans outstanding ranged from 88 days to approximately 4.2 years. The weighted average remaining maturity on all bank loans was 1.4 years as of December 31, 2020.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of December 31, 2020, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.
Medium-Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. As of December 31, 2020, AHFC has one note outstanding under the Private MTN program with a remaining maturity that does not exceed 1.0 year. The note was issued pursuant to the terms of an issuing and paying agency agreement, which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of December 31, 2020, management believes that AHFC was in compliance with all covenants contained in the Private MTN.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the nine months ended December 31, 2020, AHFC issued €1.5 billion aggregate principal amount of Euro denominated fixed rate MTNs, with an original maturity range from 2.0 years to 4.5 years, £500 million aggregate principal amount of Sterling denominated fixed rate MTNs, with an original maturity of 6 years, $4.1 billion fixed rate notes with an original maturity range from 2.0 to 5.0 years, and $750 million floating rate notes, with an original maturity range from 15 months to 3.0 years. The weighted average remaining maturities of all Public MTNs was 2.3 years as of December 31, 2020.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of December 31, 2020, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2020, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.
The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	December 31, 2020	March 31, 2020

	(U.S. dollars in millions)
U.S. dollar	$21,910	$22,309
Euro	5,240	3,076
Sterling	1,496	744
Japanese yen	29	28
Total	$28,675	$26,157
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the nine months ended December 31, 2020, HCFI entered into C$500 million ($393 million) fixed rate notes with an original maturity of 5.5 years and C$200 million ($157 million) floating rate notes with an original maturity of 2.0 years. As of December 31, 2020, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 49 days to approximately 5.2 years. The weighted average remaining maturities of these notes was 2.5 years as of December 31, 2020.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2020, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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
During the nine months ended December 31, 2020, we issued notes through asset-backed securitizations totaling $3.3 billion, which were secured by assets with an initial balance of $3.5 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $3.5 billion 364-day credit agreement, which expires on February 26, 2021, a $2.1 billion credit agreement, which expires on February 28, 2023, and a $1.4 billion credit agreement, which expires on February 28, 2025. As of December 31, 2020, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.6 billion) credit agreement which provides that HCFI may borrow up to C$1.0 billion ($786 million) on a one-year revolving basis and up to C$1.0 billion ($786 million) on a five-year revolving basis. The one-year tranche of the credit agreement expires on March 25, 2021 and the five-year tranche of the credit agreement expires on March 25, 2025. As of December 31, 2020, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of December 31, 2020, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of December 31, 2020, no amounts were drawn upon under these agreements. These agreements expire in September 2021. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of December 31, 2020 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $18 million and $17 million during the three months ended December 31, 2020 and 2019, respectively, and $53 million and $51 million for the nine months ended December 31, 2020 and 2019, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of December 31, 2020, AHFC and its consolidated subsidiaries had $62.5 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $16.6 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.
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

Contractual Obligations
The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending December 31,
	Total	2021	2022	2023	2024	2025	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$44,027	$16,828	$10,016	$7,361	$5,153	$2,093	$2,576
Secured debt obligations (1)	8,825	4,809	2,804	1,212	—	—	—
Interest payments on debt (2)	1,721	651	451	301	162	75	81
Operating lease obligations	43	9	8	7	6	5	8
Total	$54,616	$22,297	$13,279	$8,881	$5,321	$2,173	$2,665
_______________________

(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of December 31, 2020.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of December 31, 2020.
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
Sensitivity Analysis
Our allowance for credit losses and early termination losses on operating leases requires significant judgment about inherently uncertain factors. The estimates are based on management’s evaluation of many factors, including our historical credit loss experience, the value of the underlying collateral, delinquency trends, and economic conditions. The estimates are based on information available as of each reporting date. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates. 10% and 20% increases in estimated incurred losses on our consumer finance receivables would have resulted in increases to the allowance for credit losses as of December 31, 2020 of $35 million and $71 million, respectively. Similarly, 10% and 20% increases in estimated incurred losses due to defaults on operating leases would have resulted in increases to estimated early termination losses as of December 31, 2020 of $13 million and $26 million, respectively.
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

Sensitivity Analysis
If future estimated auction values for all outstanding operating leases as of December 31, 2020 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $73 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $12 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of December 31, 2020. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2020, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information on our legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, which was filed with the SEC on June 22, 2020, except with respect to the risk factor titled: "A failure or interruption in our operations could adversely affect our results of operations and financial condition" which we hereby supplement with the following information:
In November 2020, we finalized plans to consolidate our nine regional offices in the United States into three customer and dealer services centers located in California, Texas, and Georgia. The consolidation is to take place in stages through the fall of 2022 starting with the consolidation of the California offices in June 2021. Although steps are being taken to mitigate the operational risks related to the consolidation of our regional offices, there is no guarantee that we will not experience any business interruptions.
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
Dated: February 11, 2021

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)