Form 10-K
period 2021-03-31
AMERICAN HONDA FINANCE CORP
filed 2021-06-24
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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
0.750% Medium-Term Notes, Series A
Due November 25, 2026

N/A N/A N/A N/A N/A N/A N/A N/A N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 31, 2021, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.
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

1

AMERICAN HONDA FINANCE CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended March 31, 2021

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
•the failure of our customers, dealers, or counterparties to meet the terms of any contracts with us, or otherwise fail to perform as agreed;
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
ii

PART I
Item 1. Business
Overview
American Honda Finance Corporation (AHFC) is a California corporation that was incorporated on February 6, 1980. Unless otherwise indicated by the context, all references to the “Company”, “we”, “us”, and “our” in this report include AHFC and its consolidated subsidiaries, and references to “AHFC” refer solely to American Honda Finance Corporation (excluding its subsidiaries). AHFC is a wholly-owned subsidiary of American Honda Motor Co., Inc. (AHM). Honda Canada Finance Inc. (HCFI) is a majority-owned subsidiary of AHFC. Noncontrolling interest in HCFI is held by Honda Canada Inc. (HCI), an affiliate of AHFC. AHM is a wholly-owned subsidiary and HCI is an indirect wholly-owned subsidiary of Honda Motor Co., Ltd. (HMC). AHM and HCI are the sole authorized distributors of Honda and Acura products, including motor vehicles, parts, and accessories in the United States and Canada. AHFC’s principal executive offices are located at 1919 Torrance Boulevard, Torrance, California 90501.
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
We acquire retail loans, primarily installment sale contracts, and leases originated by dealers to retail customers of Honda and Acura products and we offer wholesale flooring and commercial loans to dealers of Honda and Acura products.
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
Underwriting and Pricing of Consumer Financing
Dealers submit customer credit applications electronically through our online system. In addition, our customers are able to submit their own credit applications for pre-approval directly through our website. If our requirements are met, an application received from a dealer is approved automatically. Our system is programmed to review application information for purchase policy and legal compliance. Applications that are not automatically approved are routed to credit buyers located in our regional offices, who will evaluate and make purchase decisions within the framework of our purchase policy and legal requirements.

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
In the United States, AHFC utilizes a tiered pricing structure based on customer Fair Isaac Corporation/FICO scores at origination. In Canada, HCFI has a single tiered pricing structure.
Servicing of Consumer Financing
We have eight regional offices in the United States that are responsible for the acquisition, servicing, collection, and customer service activities related to our automobile retail loans and leases. These offices are located in California, Texas, Massachusetts, Illinois, North Carolina, Delaware, and Georgia. We also have one office in Georgia that is responsible for the underwriting of motorcycle, power equipment, and marine engine loans, customer service related to those contracts and collection efforts for past due accounts on a national basis. In November 2020, we finalized plans to consolidate our regional offices in the United States into three customer and dealer services centers located in California, Texas, and Georgia. The consolidation is to take place in stages through the fall of 2022 starting with the consolidation of our California offices in June 2021.
In addition to our servicing regions, we have centralized certain operational functions in the United States relating to our automobile retail loans and leases at the National Service Center located in Texas, which contains our National Processing Center, Lease Maturity Center, Remarketing Center, and Recovery and Bankruptcy Center, which are described below:
•National Processing Center. The National Processing Center is responsible for processing customer payments that cannot be processed through our automated servicing system, providing service to our regional offices and other services.
•Lease Maturity Center. Lease accounts are transferred from our regional offices to the Lease Maturity Center six months prior to the end of the given lease term. The Lease Maturity Center assumes responsibility for servicing the lease from this time, including providing the leaseholder with end of term options, responding to customer service issues and coordinating end of term vehicle inspections. Once a vehicle is returned to us, the Lease Maturity Center transfers the account to the Remarketing Center to arrange for the disposition of the vehicle.
•Remarketing Center. The Remarketing Center oversees the disposition of vehicles returned at the end of leases and after repossession. In order to minimize losses at lease maturity, we have developed remarketing strategies to maximize proceeds and minimize disposition costs on vehicles sold at lease termination. We use various channels to sell vehicles returned at lease end, including a dealer direct, on-line program referred to as the Vehicle Inter-Dealer Purchase System (VIPS) and physical auctions. The goal of our VIPS program is to increase dealer purchases of off-lease vehicles thereby reducing our disposition costs of such vehicles. Through VIPS, the dealer accepting return of the leased vehicle (also referred to as the grounding dealer) initially has the exclusive right to purchase the vehicle at the contractual residual value or a market-based price. If the vehicle is not purchased by the grounding dealer, it then becomes available to Honda and Acura vehicle dealers through the VIPS online auction. If the vehicle is not sold to a Honda or Acura dealer, the auction is opened to any dealer. Off-lease vehicles that are not purchased through a VIPS auction and all repossessed vehicles are sold at physical auction sites throughout the United States. When deemed necessary, we recondition used vehicles prior to sale in order to enhance the vehicle values at auction. Additionally, vehicles to be sold at public auctions may be relocated in accordance with our goal to minimize oversupply at any given location and maximize sales proceeds.
•Recovery and Bankruptcy Center. The Recovery and Bankruptcy Center is responsible for collecting the deficiency balances of charged-off accounts using outside collection agencies, locating and securing the collateral of charged-off accounts, and collecting lease end of term fees. Consumer financing contracts are transferred from our regional offices to the Recovery and Bankruptcy Center after charge-off, which occurs when they become 120 days contractually past due, payments due are no longer expected to be received, or the underlying product is sold or has been held in unsold repossessed inventory for 90 days, whichever occurs first. In addition, accounts subject to bankruptcy proceedings are assigned to the Recovery and Bankruptcy Center for tracking, monitoring and handling through the life of the loan or until the related customer is discharged from bankruptcy. If the customer is discharged or dismissed from bankruptcy, the account will return to the original regional office for servicing.

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
A wholesale flooring loan is considered delinquent when any payment is contractually past due. Collection efforts are initiated by our staff. We may file replevin actions, send past due notices, enter into forbearance agreements, and renegotiate contracts with delinquent dealers. If we determine a dealer cannot meet the obligations under its wholesale flooring loan agreement, legal action may commence. Subject to recording, filing and notice requirements of state, provincial or other laws, we are generally permitted by the applicable laws to repossess the underlying collateral that have not been sold to a buyer in the ordinary course of business.
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
•cause AHFC to, on the last day of each of AHFC’s fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” for purposes of this discussion of the HMC-AHFC Agreement understood to mean (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with U.S. generally accepted accounting principles (GAAP)); and
•ensure that, at all times, AHFC has sufficient liquidity and funds to meet its payment obligations under any Debt (with “Debt” for purposes of this discussion of the HMC-AHFC Agreement defined as AHFC’s debt for borrowed money that HMC has confirmed in writing is covered by the HMC-AHFC Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC, or HMC will procure for AHFC, sufficient funds to enable AHFC to pay its Debt in accordance with its terms.
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
•cause HCFI to, on the last day of each of HCFI’s fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” for purposes of this discussion of the HMC-HCFI Agreement understood to mean (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with generally accepted accounting principles in Canada); and
•ensure that, at all times, HCFI has sufficient liquidity and funds to meet its payment obligations under any Debt (with “Debt” for purposes of this discussion of the HMC-HCFI Agreement defined as HCFI’s debt for borrowed money that HMC has confirmed in writing is covered by the HMC-HCFI Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to HCFI, or HMC will procure for HCFI, sufficient funds to enable HCFI to pay its Debt in accordance with its terms.
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
Under its terms, the HMC-HCFI Agreement is not enforceable against HMC by anyone other than: (i) HCFI or (ii) if any case is commenced under the Canadian Bankruptcy and Insolvency Act, the Canadian Companies’ Creditors Arrangement Act, or the Canadian Winding Up and Restructuring Act by or against HCFI, the debtor in possession or trustee or receiver appointed by the court having jurisdiction over such proceeding. In the event of (1) a breach by HMC in performing a provision of the HMC-HCFI Agreement and (2) the insolvency of HCFI while any Debt is outstanding, the remedies of a holder of Debt shall include the right, if no proceeding in respect of HCFI has already been commenced in such proceeding, to file an application in respect of HCFI for the appointment of a trustee or receiver by the court having jurisdiction over such proceeding in order to pursue HCFI’s rights under the HMC-HCFI Agreement against HMC. However, all holders of outstanding Debt may (i) demand in writing that HCFI enforce its rights under the HMC-HCFI Agreement and (ii) proceed directly against HMC to enforce compliance by HMC with its obligations under the HMC-HCFI Agreement if HCFI fails or refuses to take action to enforce its rights under that agreement within 30 days following HCFI’s receipt of demand for such enforcement by such holder.
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
Our Consumer Assurance Products and Service Group was responsible for the administration of vehicle service contracts issued by certain subsidiaries of AHM. As the administrator, we approved claims and provided customer service to purchasers of vehicle service contracts. We did not provide the maintenance or roadside assistance provided by the vehicle service contracts. We received fees to perform administrative services. Effective April 1, 2021, the administration of vehicle service contracts has been transferred to AHM.
HCFI performs marketing services for vehicle service contracts issued by HCI and receives fees for these services.

Shared Services
AHM provides services to Honda’s North American operations. AHM provides us with information technology, legal, internal audit, and other services pursuant to a shared services agreement. AHM is paid a compensation fee for these services.
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
Human Capital
Our associates are our most valuable asset. We aim to create a safe, respectful, and productive work environment that embraces diverse talents, backgrounds, and perspectives and where associates feel valued and supported as both individuals and members of the team. We are committed to attracting, retaining, and developing the best talent to achieve our goals for today and prepare our company for the future.
Foundational to our business are our Company values and our commitment to always strive "to be a company society wants to exist.” Our Company philosophy is rooted in what we call our "Fundamental Beliefs," particularly our commitment to "Respect for the Individual." In line with our beliefs, we are committed to being an employer of choice for our associates and a good corporate citizen for society. Our associates are the safekeepers of our corporate reputation and the trust we have earned from our customers and society. We encourage associates to give back to their communities and the fact that many proactively embrace the opportunity to volunteer and contribute to local causes is a source of pride within our organization.

Our management and associates understand and support our zero tolerance for discrimination, including in recruitment, hiring, training, reviewing, promoting, or administering any other personnel actions. We offer resources, tools, and training to help facilitate conversations about race and social justice. We also encourage our associates to get involved in Business Resource Groups, whose members are aligned across broad constituencies such as gender, race/ethnicity, ability, life-stage and other dimensions of diversity.
We support our associates and provide resources and training to enable them to develop as individuals. We offer training to all levels of associates to help them develop skills for their current roles, build competence for future opportunities, and increase leadership capabilities for emerging and experienced leaders.
The collective efforts of our associates and their adherence to safety guidelines have been critical in enabling us to provide a safe and healthy work environment, especially during the COVID-19 pandemic.
Employees
At March 31, 2021, we had 1,241 employees in the United States and 177 employees in Canada. We consider our employee relations to be satisfactory. We are not subject to any collective bargaining agreements with our employees.
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
•The Truth in Lending Act and the Consumer Leasing Act place disclosure and substantive transaction restrictions on consumer credit and leasing transactions.
•The Equal Credit Opportunity Act is designed to prevent discrimination based on certain protected classes in any aspect of a credit transaction, requires the distribution of specified credit decision notices and limits the information that may be requested and considered in a credit transaction.
•The Fair Credit Reporting Act imposes restrictions and requirements regarding our use and sharing of credit reports, the reporting of data to credit reporting agencies, credit decision notices, the accuracy and integrity of information reported to the credit reporting agencies, consumer dispute handling procedures, and identity theft prevention requirements.
•The Gramm-Leach-Bliley Act requires certain communications periodically with consumers on privacy matters, restricts the disclosure of nonpublic personal information about consumers by financial institutions and prohibits the sharing of account number information for certain marketing purposes.
•The Servicemembers Civil Relief Act provides special protection to certain customers in military service and is designed to protect military personnel from personal hardship or loss resulting from financial obligations while in service.
•The Right to Financial Privacy Act restricts the disclosure of customers’ financial records to federal government agencies.
•The Telephone Consumer Protection Act governs communication methods that may be used to contact consumers and among other things, prohibits the use of automated dialers to call cellular telephones without consent of the consumer.
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
Risks Relating To The COVID-19 Pandemic
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.
The ongoing global COVID-19 pandemic could materially adversely affect our business, results of operations, cash flows and financial condition. For instance, the COVID-19 pandemic and the actions taken to slow its spread, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, have impacted and may continue to impact our workforce and have resulted in the temporary closure of the sales operations of a number of Honda and Acura dealerships. A large portion of our workforce is temporarily working remotely. This may negatively affect our business, particularly if our infrastructure and information technology systems are not capable of supporting our remote work force or otherwise experience business interruptions or failed processes.
The COVID-19 pandemic and the related restrictions have also adversely affected the business of our parent, AHM, and our ultimate parent, HMC, in a number of ways, including the temporary suspension of production at all plants in North America, which continued through the start of May 2020, and selected plants in countries outside of North America. There is a possibility of additional suspensions of production depending on whether there is a resurgence of COVID-19 in a given area. Disruption in the supply chain of the vehicles we finance may contribute to a significant decline in the sale of Honda and Acura products and our financing of those products. In addition, disruptions in the sales operations of dealerships and declines in consumer demand have and may continue to negatively impact the sale of Honda and Acura products.
The COVID-19 pandemic and the related restrictions also caused an economic slowdown, an increase in unemployment claims, and resulted and are expected to continue to result in decreased consumer spending. Similar to relief options we have previously offered to customers and dealers impacted by natural disasters, we offered payment relief options to those customers and dealers impacted by COVID-19, including payment deferrals, contract extensions, waiver of late charges, interest deferments for dealer floorplans, and interest only payments for dealer commercial loans. Unlike the relief options we have historically offered for natural disasters, which were limited to the affected geographies, the relief was offered through March 2021 across the United States and Canada due to the widespread impact of the COVID-19 pandemic. These relief options may not be sufficient to avoid defaults for many of our customers.
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
The duration and potential resurgence of the COVID-19 pandemic is uncertain, and the extent to which the COVID-19 outbreak adversely impacts our business, results of operations, cash flows and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus, the related actions taken to contain its impact and the availability and effectiveness of vaccines. While we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, the effects could have a material adverse effect on our business, financial condition, results of operations, and cash flows, including further increases in our allowance and provision for credit losses and early termination losses on operating leases. Moreover, many risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Operational Risks Relating To Our Business
Our results of operations, cash flows, and financial condition are substantially dependent upon HMC and the sale of Honda and Acura products and any decline in the financial condition of HMC or the sales of Honda and Acura products could have a materially adverse impact on our financial condition, cash flows, and results of operations.
Our results of operations, cash flows, and financial condition are substantially dependent upon the sale of Honda and Acura products in the United States and Canada. Any prolonged reduction or suspension of HMC’s production or sales of Honda or Acura products in the United States or Canada resulting from a decline in demand, a change in consumer preferences, a decline in the actual or perceived quality, safety, or reliability of Honda and Acura products, supply chain shortages, a reduction of incentive financing programs, volatility in fuel prices, sustained economic stagnation or the occurrence of a recession, a financial crisis, a work stoppage, governmental action, including a change in regulation, trade policies, adverse publicity, a recall, a war, a use of force by foreign countries, a terrorist attack, a multinational conflict, a natural disaster, a pandemic, or similar events could have a substantially unfavorable effect on us.
The production and sale of HMC’s products will depend significantly on HMC’s ability to continue its capital expenditure and product development programs and to market its vehicles successfully. This ability is subject to several risks, including:
•any prolonged reduction or suspension of production or sales as discussed above;
•rapid changes in HMC’s industry, including advancement of technology and the introduction of new types of competitors who may possess various innovations;
•the ability of HMC to successfully implement its electrification of motorcycle and automobile products and expand its range of electrified products;
•discovery of defects in vehicles which could lead to recall campaigns and suspended sales;
•volatility in the price of automobiles, motorcycles, power equipment and marine products;
•currency and interest rate fluctuation affecting pricing of products sold and materials purchased and any derivative financial instruments used to hedge against these risks;
•extensive environmental and government regulation of the automotive, motorcycle, and power product industries;
•the inability to protect and preserve its valuable intellectual property;
•legal proceedings, which could adversely affect business, financial condition, cash flows, or results of operations;
•reliance on external suppliers for the provision of raw materials and parts used in the manufacturing of its products;
•increased costs from conducting business worldwide;
•inadvertent disclosures of confidential information despite internal controls and procedures; and
•pension costs and benefit obligations.
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
Because our operations are heavily dependent on retail sales of motor vehicles and other retail products, general business and economic conditions have a significant impact on our operations. In particular, changes in the following events can adversely affect our results of operations, cash flows, and financial condition:
•changes in the United States or Canadian economies;
•changes in the overall market for consumer financing or dealer financing;
•changes in consumer trends and preferences within the automotive industry;
•changes in the United States and Canadian regulatory environment;
•a decline or slowdown in the new or used vehicle market;
•increased fuel prices;
•inflation; and
•the fiscal and monetary policies in the countries in which we issue debt.
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
Customers of leased vehicles typically have an option to return the vehicle to the dealer at the end of the lease term or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealer are sold through online and physical auctions. Residual value risk is the risk that the contractual residual value determined at lease inception will not be recoverable at the end of the lease term. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to us. As a result, we are exposed to risk of loss on the disposition of leased vehicles to the extent that sales proceeds are not sufficient to cover the carrying value of the leased asset at termination. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, adverse economic conditions, preferences for particular types of vehicles, new vehicle pricing, new vehicle incentive financing programs, new vehicle sales, the actual or perceived quality, safety, or reliability of vehicles, recalls, future plans for new Honda and Acura product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices. See “Financial Risks Relating to Business—We are subject to consumer and dealer credit risk, which could adversely impact our results of operations, cash flows, and financial condition” below.
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

Financial Risks Relating To Our Business
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
The availability of these financing sources at the prices we desire may depend on factors outside of our control, including our credit ratings, disruptions to the capital markets, the fiscal and monetary policies of government, government regulations and industry standards. In the event that we are unable to raise the funds we require at reasonable rates, we may curtail our various loan originations or incur the effects of increased costs of operation. Reducing loan originations or increasing the rates we charge consumers and dealers may adversely affect our ability to remain a preferred source of financing for consumers and dealers for Honda and Acura products and will have an adverse effect on our results of operations, cash flows, and financial condition. See “—Fluctuations in interest rates could have an adverse impact on our results of operations, cash flows, and financial condition” below.
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
We monitor the interest rate environment and enter into various financial instruments, including interest rate and basis swaps, to manage our exposure to the risk of interest rate fluctuations. However, our hedging strategies may not fully mitigate the impact of changes in interest rates. Further, these instruments contain an element of risk in the event the counterparties are unable to meet the terms of the agreements. For example, in July 2017, the U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the FCA further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. The potential impact of changes to LIBOR is unknown and could adversely affect the market valuation of LIBOR-linked securities, loans and other financial obligations, the interest rates on our current or future cost of funds and/or access to capital markets. See “—The failure or commercial soundness of our counterparties and other financial institutions may have an adverse effect on our results of operations, cash flows, or financial condition” below.
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

Credit rating agencies that rate the credit of HMC and its affiliates, including AHFC, may qualify, alter, or terminate their ratings at any time. For example, Moody's Investors Service downgraded the credit rating of Honda Motor Co., Ltd. on March 26, 2020, and downgraded our credit ratings on March 27, 2020. Additionally, S&P Global Ratings downgraded the credit rating of Honda Motor Co., Ltd. and its subsidiaries, including us, on May 20, 2020. See above under “Risks Relating To The COVID-19 Pandemic—The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.” for additional information. Global economic conditions and other geopolitical factors may directly or indirectly affect such ratings. Any downgrade in the sovereign credit ratings of the United States, Japan, or Canada may directly or indirectly have a negative effect on the ratings of HMC and AHFC. Downgrades, the change to a negative outlook, or placement on review for possible downgrades of such ratings have resulted and could continue to result in an increase in our borrowing costs and could reduce our access to global debt capital markets. These factors would have a negative impact on our business, including our competitive position, results of operations, cash flows and financial condition.

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
We maintain an allowance for credit losses for management’s estimate of probable losses incurred on our finance receivables. We also maintain an estimate for early termination losses on operating lease assets due to lessee defaults. Our allowance for credit losses and early termination losses on operating leases requires significant judgment about inherently uncertain factors. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates, which may have a negative impact on our results of operations, cash flows and financial condition. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Credit Losses” for additional information regarding our estimates.
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

Regulatory Risks Relating To Our Business
Changes in laws and regulations, or the application thereof, may adversely affect our business, results of operations, cash flows, and financial condition.
Our operations are subject to regulation, supervision, and licensing under various United States, Canadian, state, provincial, and local statutes, ordinances, and regulations. A failure to comply with applicable regulatory, supervisory, or licensing requirements may adversely affect our business, results of operations, cash flows, and financial condition. Due to events in the global financial markets, regulators have increased their focus on the regulation of the financial services industry. As a result, there have been and may continue to be proposals for laws and regulations that could increase the scope and nature of laws and regulations that are currently applicable to us. Any change in such laws and regulations, whether in the form of new or amended laws or regulations, regulatory policies, supervisory action, or the application of any of the above, may adversely affect our business, results of operations, cash flows, and financial condition by increasing our costs to comply with the new laws, prohibiting or limiting the amount of certain revenues we currently receive, or constraining certain collection or collateral recovery action which are currently available to us. See “Risks Relating To The COVID-19 Pandemic—The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition” above.
Financial or consumer regulations may adversely affect our business, results of operations, cash flows and financial condition.
The Dodd-Frank Act is extensive and significant legislation that, among other things:

•created a liquidation framework for purposes of liquidating certain bank holding companies or other nonbank financial companies determined to be “covered financial companies,” and certain of their respective subsidiaries, defined as “covered subsidiaries,” if, among other conditions, it is determined such a company is in default or in danger of default and the resolution of such a company under other applicable law would have serious adverse effects on financial stability in the United States;
•created the CFPB, an agency with broad rule-making examination and enforcement authority with respect to the laws and regulations that apply to consumer financial products and services, such as the extension of credit to finance the purchase of automobiles and motorcycles;
•created a new framework for the regulation of over-the-counter derivatives activities; and
•strengthened the regulatory oversight of securities and capital markets activities by the SEC.
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

General Risk Factors
A failure or interruption in our operations could adversely affect our results of operations and financial condition.
Operational risk is the risk of loss resulting from, among other factors, inadequate or failed processes, systems or internal controls, theft, fraud, cybersecurity breaches, or natural disasters. Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements. These events can potentially result in financial losses, regulatory inquiries or other damage to us, including damage to our reputation. For example, in November 2020, we finalized plans to consolidate our nine regional offices in the United States into three customer and dealer services centers located in California, Texas, and Georgia. The consolidation is to take place in stages through the fall of 2022 starting with the consolidation of our California offices in June 2021. Although steps are being taken to mitigate the operational risks related to the consolidation of our regional offices, there is no guarantee that we will not experience any business interruptions.

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
We may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. It is also possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. The occurrence of any of these events could have a material adverse effect on our business. For example, in June 2020, HMC and its subsidiaries, including AHFC and HCFI, experienced a cyber-attack. As a result, certain business operations were temporarily suspended but have since resumed. No damages to customers or other third parties, such as leaks of information, have been confirmed. While countermeasures have been taken to minimize the impacts of the attack and prevent similar or additional attacks, there may be undetected impacts of the attack, and the countermeasures may not be sufficient to prevent similar or additional attacks.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located in Torrance, California. Our United States operations have regional offices and national servicing centers located in California, Georgia, Texas, Massachusetts, Illinois, North Carolina, and Delaware. In November 2020, we finalized plans to consolidate our regional offices in the United States into three customer and dealer services centers located in California, Texas, and Georgia. The consolidation is to take place in stages through the fall of 2022 starting with the consolidation of our California offices in June 2021. HCFI’s headquarters are located in Markham, Ontario, Canada and our Canadian operations have regional offices and national servicing centers located in Quebec and Ontario. All premises are occupied pursuant to lease agreements.
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
Dividends are declared and paid by AHFC if, when, and as determined by its Board of Directors. AHFC declared and paid semi-annual cash dividends to its parent, AHM, of $143 million and $465 million during the fiscal year ended March 31, 2021 and $292 million and $313 million during the fiscal year ended March 31, 2020.
Item 6. Selected Financial Data
The following information is a historical summary only and should be read in conjunction with, and is qualified in its entirety by reference to, the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report.
We derived the consolidated balance sheet data as of March 31, 2021 and 2020 and the consolidated statements of income data for the fiscal years ended March 31, 2021, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this annual report. We derived the consolidated balance sheet data as of March 31, 2019 from our audited consolidated financial statements that are not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended March 31,
	2021	2020	2019

	(U.S. dollars in millions)
Consolidated Statement of Income Data
Revenues:
Retail loans	$1,664	$1,737	$1,614
Dealer loans	107	222	232
Operating leases	7,765	7,749	7,253
Total revenues	9,536	9,708	9,099
Leased vehicle expenses (1)	5,580	5,693	5,389
Interest expense	893	1,241	1,190
Net revenues	3,063	2,774	2,520
Other income	64	88	71
Total net revenues	3,127	2,862	2,591
Expenses:
General and administrative expenses	471	498	456
Provision for credit losses	(69)	402	249
Impairment loss on operating leases	—	—	14
Early termination loss on operating leases	(156)	331	101
(Gain)/Loss on derivative instruments	(229)	305	509
(Gain)/Loss on foreign currency revaluation of debt	430	(107)	(407)
Total expenses	447	1,429	922
Income before income taxes	2,680	1,433	1,669
Income tax expense	647	424	428
Net income	2,033	1,009	1,241
Less: Net income attributable to noncontrolling interest	121	97	96
Net income attributable to American Honda Finance Corporation	$1,912	$912	$1,145

	March 31,
	2021	2020	2019

	(U.S. dollars in millions)
Consolidated Balance Sheet Data
Finance receivables, net (2):
Retail loans	$37,636	$34,318	$34,790
Dealer loans	4,085	5,606	5,835
Allowance for credit losses	(288)	(370)	(201)
Total finance receivables, net	$41,433	$39,554	$40,424
Investment in operating leases, net	$35,345	$33,843	$32,606
Total assets	$80,802	$77,256	$75,964
Debt:
Commercial paper	$5,542	$5,490	$5,755
Related party debt	—	533	749
Bank loans	4,052	4,938	4,962
Medium term note programs	29,470	26,157	25,984
Other debt	3,973	3,266	3,514
Secured debt	8,890	9,748	8,790
Total debt	$51,927	$50,132	$49,754
Total shareholder’s equity (3)	$17,948	$16,586	$16,336

	As of or for the years ended March 31,
	2021	2020	2019
Other Key Consolidated Financial Data
Ratio of debt to shareholder’s equity	2.89x	3.02x	3.05x
______________________________
(1)The change in presentation of lessor costs resulting from lessor accounting changes that were adopted on April 1, 2019 contributed to the increase in leased vehicle expenses in the fiscal year ended March 31, 2020. For additional information regarding leases, see Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements.
(2)Net of unearned interest, fees and subsidy income, and deferred origination costs.
(3)Excludes noncontrolling interest in subsidiary.

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

COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a global pandemic. Extraordinary governmental measures were enacted in efforts to slow down and control the spread of COVID-19 including travel bans and border closings, shelter-in-place orders, closures of non-essential businesses and social distancing requirements. These restrictions, some of which have been and may continue to be reinstituted, along with the related changes in consumer behaviors, have resulted and may continue to result in an economic slowdown and an increase in unemployment in the United States and Canada.

We have modified certain business practices, including remote work arrangements, and we may take further action as may be required by government authorities, or that we determine are in the best interest of our employees, customers and dealers. We also established procedures to protect the safety of our employees who have returned to work. As of the date of this report, our remote work arrangements have not caused material adverse disruptions to our business operations or financial reporting functions. In an effort to reduce expenses, we also implemented temporary furloughs and salary reductions, which were lifted during May 2020 and September 2020, respectively.

To assist our existing retail loan and lease customers who may have been impacted by COVID-19, payment deferrals were granted to those customers who requested assistance. The granting of payment deferrals began in mid-March 2020 and ended in March 2021. Through the end of March 2021, a cumulative total of approximately 266,000 retail loans and 204,000 retail leases were granted payment deferrals, which represented approximately 11% and 13% of outstanding retail loans and retail leases as of March 31, 2021, respectively. By the end of March 2021, approximately 99% of these customers were required to resume making their payments. The deferral periods were up to a maximum of 3 months in the United States and 4 months in Canada, generally from the date the customer was initially granted the deferral. Customers taking advantage of the deferrals were not considered delinquent during such deferral periods and therefore were not reflected in our delinquency measures. In the United States, approximately 20% of the customers that were required to resume making their payments after the expiration of their deferral period were delinquent as of May 31, 2021, of which approximately 4% were 30 days or more past due and approximately 4% were repossessed or charged-off.

Many Honda and Acura dealerships temporarily suspended their sales operations beginning in mid-March 2020. To help support the dealers during this period of disruption to their operations, we have granted deferrals of interest payments on floorplans and principal payments on commercial loans generally for a period of 3 months. The granting of interest payment deferrals began in mid-March 2020 and ended in June 2020. Interest continued to accrue during the deferral period.

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

Sales of returned vehicles were limited during April 2020 as most physical auctions temporarily suspended operations. Used vehicle prices were negatively impacted during the suspension of auctions but recovered to pre-COVID-19 levels by June 2020.

The COVID-19 pandemic initially led to disruptions and volatility in the global capital markets. To improve our liquidity position for potential disruptions in funding sources, we increased our cash balances in part through additional medium-term note issuances. Our overall ability to access funding sources has not been negatively impacted.

The near-and-long term impact of COVID-19 to our business remains highly uncertain and cannot be accurately predicted. Although some of the governmental measures that were enacted to control the spread of COVID-19 have begun to be scaled back and the vaccine rollout has expanded, surges in the spread of COVID-19 due to the emergence of new strains or the ineffectiveness of the vaccines against such strains, may result in the reimplementation of certain restrictions, which could adversely impact our business.

Results of Operations
The following table presents our income before income taxes:

	Years ended March 31,
	2021	2020	2019

	(U.S. dollars in millions)
Income before income taxes:
United States segment	$2,334	$1,157	$1,396
Canada segment	346	276	273
Total income before income taxes	$2,680	$1,433	$1,669

Comparison of Fiscal Years Ended March 31, 2021 and 2020
Our consolidated income before income taxes was $2,680 million in fiscal year 2021 compared to $1,433 million in fiscal year 2020. This increase of $1,247 million, or 87%, was due to the following differences:

	Years ended March 31,
	2021	2020	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$1,664	$1,737	$(73)	(4)%
Dealer	107	222	(115)	(52)%
Operating leases, net of leased vehicle expenses	2,185	2,056	129	6%
Interest expense	(893)	(1,241)	348	(28)%
Other income	64	88	(24)	(27)%
Total net revenues	3,127	2,862	265	9%
Expenses:
General and administrative expenses	471	498	(27)	(5)%
Provision for credit losses	(69)	402	(471)	(117)%
Impairment loss on operating leases	—	—	—	n/m
Early termination loss on operating leases	(156)	331	(487)	(147)%
(Gain)/Loss on derivative instruments	(229)	305	(534)	(175)%
(Gain)/Loss on foreign currency revaluation of debt	430	(107)	537	(502)%
Total expenses	447	1,429	(982)	(69)%
Total income before income taxes	$2,680	$1,433	$1,247	87%
n/m= not meaningful

Segment Results—Comparison of Fiscal Years Ended March 31, 2021 and 2020
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment			Canada Segment			Consolidated
	Years ended March 31,			Years ended March 31,			Years ended March 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019

	(U.S. dollars in millions)
Revenues:
Retail	$1,474	$1,533	$1,406	$190	$204	$208	$1,664	$1,737	$1,614
Dealer	94	198	211	13	24	21	107	222	232
Operating leases	6,437	6,402	6,001	1,328	1,347	1,252	7,765	7,749	7,253
Total revenues	8,005	8,133	7,618	1,531	1,575	1,481	9,536	9,708	9,099
Leased vehicle expenses	4,576	4,667	4,420	1,004	1,026	969	5,580	5,693	5,389
Interest expense	772	1,063	1,015	121	178	175	893	1,241	1,190
Net revenues	2,657	2,403	2,183	406	371	337	3,063	2,774	2,520
Other income	51	77	63	13	11	8	64	88	71
Total net revenues	2,708	2,480	2,246	419	382	345	3,127	2,862	2,591
Expenses:
General and administrative expenses	418	439	403	53	59	53	471	498	456
Provision for credit losses	(65)	393	242	(4)	9	7	(69)	402	249
Impairment loss on operating leases	—	—	14	—	—	—	—	—	14
Early termination loss on operating leases	(157)	327	98	1	4	3	(156)	331	101
(Gain)/Loss on derivative instruments	(252)	271	500	23	34	9	(229)	305	509
(Gain)/Loss on foreign currency revaluation of debt	430	(107)	(407)	—	—	—	430	(107)	(407)
Income before income taxes	$2,334	$1,157	$1,396	$346	$276	$273	$2,680	$1,433	$1,669
Revenues
Revenue from retail loans in the United States segment decreased by $59 million, or 4%, during fiscal year 2021 compared to fiscal year 2020. The decrease in revenue was primarily attributable to lower yields due to the declining interest rate environment which was partially offset by higher average outstanding balances. Revenue from retail loans in the Canada segment decreased by $14 million, or 7%, during fiscal year 2021 compared to fiscal year 2020. The decrease in revenue was attributable to lower yields due to the declining interest rate environment and lower average outstanding balances.
Operating lease revenue in the United States segment increased by $35 million, or 1%, during fiscal year 2021 compared to fiscal year 2020. The increase in revenue was primarily attributable to higher average outstanding operating leases. Operating lease revenue in the Canada segment decreased by $19 million, or 1%, during fiscal year 2021 compared to fiscal year 2020. The decrease in revenue was primarily attributable to lower average outstanding operating leases.
In the United States segment, revenue from dealer loans decreased by $104 million, or 53%, during fiscal year 2021 compared to fiscal year 2020 and in the Canada segment, revenue from dealer loans decreased by $11 million, or 46%, during fiscal year 2021 compared to fiscal year 2020. The decreases in revenue were attributable to lower yields due to the declining interest rate environment and lower average outstanding balances.
Consolidated subsidy income from AHM and HCI sponsored incentive programs decreased by $163 million to $1,476 million during fiscal year 2021 compared to $1,639 million during fiscal year 2020. The average subsidy payment received for incentive leases and retail loans that were outstanding during fiscal year 2021 was lower compared to those outstanding during fiscal year 2020, resulting in a decline in average subsidy income earned per incentive lease and retail loan. This decline in subsidy income was partially offset by an increase in the average number of incentive retail loans that were outstanding during fiscal year 2021 compared to fiscal year 2020. The average number of incentive leases outstanding was slightly lower during fiscal year 2021 compared to fiscal year 2020 which also contributed to the decline in subsidy income.

Leased vehicle expenses
Leased vehicle expense in the United States segment decreased by $91 million, or 2%, during fiscal year 2021 compared to fiscal year 2020. The decrease was attributable to higher gains on disposition of leased vehicles due to strong used vehicle prices during fiscal year 2021. Leased vehicle expenses in the Canada segment decreased by $22 million, or 2%, during fiscal year 2021 compared to fiscal year 2020. The decrease was attributable to the decrease in depreciation on operating leases due to lower average outstanding operating leases and higher gains on disposition of leased vehicles due to strong used vehicle prices during fiscal year 2021.
Interest expense
Interest expense in the United States segment decreased by $291 million, or 27%, during fiscal year 2021 compared to fiscal year 2020 primarily due to lower average interest rates. Interest expense in the Canada segment decreased by $57 million, or 32%, primarily due to lower average interest rates and lower average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Provision for credit losses
In the United States segment, we recognized a negative provision for credit losses of $65 million during fiscal year 2021 compared to a provision for credit losses of $393 million during fiscal year 2020 and in the Canada segment, we recognized a negative provision for credit losses of $4 million during fiscal year 2021 compared to a provision for credit losses of $9 million during fiscal year 2020. The negative provision for credit losses were attributable to the reduction in the allowance for credit losses and lower than expected net charge-offs of retail loans during fiscal year 2021. See “—COVID-19 Pandemic” above and “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
In the United States segment, we recognized a reversal of early termination losses on operating leases of $157 million during fiscal year 2021 compared to early termination losses of $327 million during fiscal year 2020. The reversal of early termination loss was the result of lower than expected realized losses during fiscal year 2021 and a reduction in the estimated impact that COVID-19 will have on lease default rates. Early termination losses on operating leases in the Canada segment decreased by $3 million during fiscal year 2021 compared to fiscal year 2020. The decrease was the result of lower than expected realized losses during fiscal year 2021. See “—COVID-19 Pandemic” above and “—Financial Condition—Credit Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a gain on derivative instruments of $252 million during fiscal year 2021 compared to a loss of $271 million during fiscal year 2020. The gain in fiscal year 2021 was attributable to gains on cross currency swaps of $377 million, partially offset by losses on pay float interest rate swaps of $113 million and pay fixed interest rate swaps of $12 million. The gains on cross currency swaps during fiscal year 2021 were attributable to the U.S. dollar weakening against the Euro and Sterling. The losses on pay float interest rate swaps during fiscal year 2021 were primarily due to increases in applicable swap rates during the period. The net loss on pay fixed interest rates swaps during fiscal year 2021 was due to a decline in swap rates during the first nine months of the year, which was partially offset by gains during the fourth quarter of fiscal year 2021 as a result of the rise in swap rates during the quarter. In the Canada segment, we recognized a loss on derivative instruments of $23 million during fiscal year 2021 compared to a loss of $34 million during fiscal year 2020. The losses during fiscal year 2021 were due to declines in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $430 million during fiscal year 2021 compared to a gain of $107 million during fiscal year 2020. The loss during fiscal year 2021 was primarily due to the U.S. dollar weakening against the Euro and Sterling during the period.

Income tax expense
Our consolidated effective tax rate was 24.2% for fiscal year 2021 and 29.6% for fiscal year 2020. The decrease in the effective tax rate for fiscal year 2021 was primarily due to a decrease in uncertain tax positions, offset by an increase in state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Years ended March 31,
	2021		2020		2019
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	556	471	414	229	486	332
Used auto	104	36	125	21	123	26
Motorcycle and other	87	3	70	1	69	4
Total retail loans	747	510	609	251	678	362
Leases	470	416	549	436	495	438
Canada Segment
Retail loans:
New auto	51	45	58	51	63	61
Used auto	11	—	5	1	5	1
Motorcycle and other	10	9	8	7	8	6
Total retail loans	72	54	71	59	76	68
Leases	67	66	88	83	92	91
Consolidated
Retail loans:
New auto	607	516	472	280	549	393
Used auto	115	36	130	22	128	27
Motorcycle and other	97	12	78	8	77	10
Total retail loans	819	564	680	310	754	430
Leases	537	482	637	519	587	529
_______________________
(1)A unit represents one retail loan or lease contract, as noted, that was originated in the United States and acquired by AHFC or its subsidiaries, or that was originated in Canada and acquired by HCFI, during the period shown.
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

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Years ended March 31,
	2021	2020	2019
United States Segment
New auto	74%	63%	61%
Motorcycle	33%	34%	36%
Canada Segment
New auto	84%	83%	79%
Motorcycle	29%	30%	29%
Consolidated
New auto	74%	65%	63%
Motorcycle	33%	33%	35%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	March 31,			March 31,
	2021	2020	2019	2021	2020	2019

	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$27,200	$24,353	$25,201	1,587	1,510	1,569
Used auto	4,915	4,999	4,522	359	356	318
Motorcycle and other	1,328	1,145	1,104	196	192	193
Total retail loans	$33,443	$30,497	$30,827	2,142	2,058	2,080
Investment in operating leases	$30,036	$28,809	$27,493	1,311	1,318	1,300

Securitized retail loans (2)	$8,368	$8,977	$7,896	686	703	665

Canada Segment
Retail loans:
New auto	$3,502	$3,195	$3,458	244	258	263
Used auto	290	178	226	26	24	29
Motorcycle and other	121	84	86	22	20	21
Total retail loans	$3,913	$3,457	$3,770	292	302	313
Investment in operating leases	$5,309	$5,034	$5,113	272	296	289

Securitized retail loans (2)	$415	$668	$1,177	38	58	92
Securitized investment in operating leases (2)	$440	$493	$—	23	24	—

Consolidated
Retail loans:
New auto	$30,702	$27,548	$28,659	1,831	1,768	1,832
Used auto	5,205	5,177	4,748	385	380	347
Motorcycle and other	1,449	1,229	1,190	218	212	214
Total retail loans	$37,356	$33,954	$34,597	2,434	2,360	2,393
Investment in operating leases	$35,345	$33,843	$32,606	1,583	1,614	1,589

Securitized retail loans (2)	$8,783	$9,645	$9,073	724	761	757
Securitized investment in operating leases (2)	$440	$493	$—	23	24	—
_______________________
(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.

In the United States segment, retail loan acquisition volumes increased by 23% during fiscal year 2021 compared to fiscal year 2020 primarily due to an increase in penetration rates in new auto loans with the support of incentive programs sponsored by AHM. Lease acquisition volumes decreased by 14% during fiscal year 2021 compared to fiscal year 2020 primarily due to lower AHM sales volumes. In the Canada segment, retail loan acquisition volumes increased by 1% during fiscal year 2021 compared to fiscal year 2020 primarily due to the increase in non-sponsored used auto loan acquisition volumes. Lease acquisition volumes decreased by 24% during fiscal year 2021 compared to fiscal year 2020 primarily due to the decrease in sponsored program volumes.
Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	March 31,
	2021	2020	2019
United States Segment
Automobile	28%	29%	30%
Motorcycle	97%	97%	97%
Other	18%	16%	20%

Canada Segment
Automobile	33%	36%	35%
Motorcycle	95%	96%	95%
Other	92%	93%	95%

Consolidated
Automobile	29%	30%	31%
Motorcycle	97%	97%	97%
Other	20%	19%	22%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Years ended March 31,
	2021	2020	2019
United States Segment
Automobile	24%	26%	27%
Motorcycle	98%	98%	97%
Other	7%	6%	7%
Canada Segment
Automobile	31%	32%	32%
Motorcycle	90%	94%	92%
Other	96%	96%	96%
Consolidated
Automobile	25%	27%	27%
Motorcycle	97%	97%	96%
Other	10%	9%	9%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	March 31,			March 31,
	2021	2020	2019	2021	2020	2019

	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,396	$3,049	$3,308	83	109	121
Motorcycle	216	760	750	26	96	101
Other	39	55	59	37	56	63
Total wholesale flooring loans	$2,651	$3,864	$4,117	146	261	285
Commercial loans	$812	$1,020	$1,084

Canada Segment
Wholesale flooring loans:
Automobile	$488	$547	$441	17	21	17
Motorcycle	45	91	95	5	13	13
Other	20	24	25	18	27	28
Total wholesale flooring loans	$553	$662	$561	40	61	58
Commercial loans	$61	$54	$65

Consolidated
Wholesale flooring loans:
Automobile	$2,884	$3,596	$3,749	100	130	138
Motorcycle	261	851	845	31	109	114
Other	59	79	84	55	83	91
Total wholesale flooring loans	$3,204	$4,526	$4,678	186	322	343
Commercial loans	$873	$1,074	$1,149
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
With the adoption of ASU 2016-13, the allowance for credit losses is management’s estimate of lifetime expected credit losses on the amortized cost basis of finance receivables. Additional information regarding credit losses is provided in the discussion of “—Critical Accounting Policies—Credit Losses” below.

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the years ended March 31,
	2021	2020	2019

	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period (3)	$456	$194	$173
Provision for credit losses	(65)	393	203
Charge-offs, net of recoveries	(112)	(228)	(182)
Allowance for credit losses at end of period	$279	$359	$194
Allowance as a percentage of ending receivable balance (1)	0.74%	1.01%	0.53%
Charge-offs as a percentage of average receivable balance (1)	0.31%	0.63%	0.51%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$58	$91	$104
As a percentage of ending receivable balance (1), (2)	0.15%	0.25%	0.28%
Operating leases:
Early termination loss on operating leases	$(157)	$327	$98
Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period (3)	$15	$7	$6
Provision for credit losses	(4)	9	6
Charge-offs, net of recoveries	(3)	(5)	(5)
Effect of translation adjustment	1	—	—
Allowance for credit losses at end of period	$9	$11	$7
Allowance as a percentage of ending receivable balance (1)	0.21%	0.22%	0.14%
Charge-offs as a percentage of average receivable balance (1)	0.06%	0.12%	0.12%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$2	$3	$4
As a percentage of ending receivable balance (1), (2)	0.04%	0.08%	0.09%
Operating leases:
Early termination loss on operating leases	$1	$4	$3
Consolidated
Finance receivables:
Allowance for credit losses at beginning of period (3)	$471	$201	$179
Provision for credit losses	(69)	402	209
Charge-offs, net of recoveries	(115)	(233)	(187)
Effect of translation adjustment	1	—	—
Allowance for credit losses at end of period	$288	$370	$201
Allowance as a percentage of ending receivable balance (1)	0.68%	0.92%	0.49%
Charge-offs as a percentage of average receivable balance (1)	0.29%	0.57%	0.47%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$60	$94	$108
As a percentage of ending receivable balance (1), (2)	0.14%	0.23%	0.26%
Operating leases:
Early termination loss on operating leases	$(156)	$331	$101

________________________
(1)Ending and average receivable balances exclude the allowance for credit losses, unearned subvention income related to our incentive financing programs and deferred origination costs. Average receivable balances are calculated based on the average of each month’s ending receivables balance for that fiscal year.
(2)For the purposes of determining whether a contract is delinquent, payment is generally considered to have been made, in the case of (i) dealer loans, upon receipt of 100% of the payment when due and (ii) consumer finance receivables, upon receipt of 90% of the sum of the current monthly payment plus any overdue monthly payments. Delinquent amounts presented are the aggregated principal balances of delinquent finance receivables. Payments that were granted deferrals are not considered delinquent during the deferral period. See above under "COVID-19 Pandemic" for additional information.
(3)Beginning allowance includes the $101 million cumulative effect of adopting ASU 2016-13.
In the United States segment, we recognized a negative provision for credit losses on our finance receivables of $65 million during fiscal year 2021 compared to a provision for credit losses of $393 million during fiscal year 2020. The negative provision for credit losses was attributable to the reduction in the allowance for credit losses and lower than expected net charge-offs of retail loans. The allowance for retail loans at the beginning of the fiscal year ended March 31, 2021 reflected a significant increase in expected credit losses on retail loans due to the impact of COVID-19. Government measures that were enacted in an effort to slow down and control the spread of COVID-19 had a severe adverse impact on economic conditions, including a significant increase in unemployment. As a result, forecasts of weaker economic factors were reflected in this estimate, including a sharp rise in unemployment rates. However, the economic outlook improved during the fiscal year ended March 31, 2021 resulting in a reduction in the allowance for retail loans. Net charge-offs of retail loans during the fiscal year ended March 31, 2021 were favorable relative to the charge-offs that were expected at the beginning of the period, due in part to the positive effect of payment deferrals that were granted for COVID-19 related relief and various government support programs. We recognized a reversal of early termination losses on operating leases of $157 million during fiscal year 2021 compared to losses of $327 million during fiscal year 2020. The reversal of early termination losses was the result of lower than expected realized losses during fiscal year 2021 and a reduction in the estimated impact that COVID-19 will have on lessee default rates. The effect of higher unemployment rate was reduced in the modeling of estimated termination losses. See above under "—COVID-19 Pandemic" for additional information.
In the Canada segment, we recognized a negative provision for credit losses on our finance receivables of $4 million during fiscal year 2021 compared to a provision for credit losses of $9 million during fiscal year 2020. The negative provision for credit losses is primarily attributable to lower than expected net charge-offs of retail loans during fiscal year 2021. Early termination losses on operating lease assets was $1 million during fiscal year 2021 compared to $4 million during fiscal year 2020. The decrease was the result of lower than expected realized losses during fiscal year 2021.
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
We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount the carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during fiscal year 2021.

The following table summarizes our number of lease terminations and the method of disposition:

	Years ended March 31,
	2021	2020	2019

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	379	359	319
Sales through auctions and dealer direct programs (3)	89	156	155
Total termination units	468	515	474
Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	84	78	65
Sales through auctions and dealer direct programs (3)	7	7	6
Total termination units	91	85	71
Consolidated
Termination units:
Sales at outstanding contractual balances (2)	463	437	384
Sales through auctions and dealer direct programs (3)	96	163	161
Total termination units	559	600	545
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
The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of March 31, 2021, 2020 and 2019 includes foreign currency denominated debt which was translated into U.S. dollars using the relevant exchange rates as of March 31, 2021, 2020 and 2019, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar), “€” (Euro), “£” (Sterling) and “¥” (Yen) were converted into U.S. dollars solely for convenience based on the exchange rate on March 31, 2021 of 1.2562, 1.1727, 1.3779 and 110.74, respectively, per U.S. dollar. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

				Weighted average contractual interest rate
	March 31,			March 31,
	2021	2020	2019	2021	2020	2019

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,615	$4,486	$5,029	0.29%	1.83%	2.67%
Bank loans	2,799	3,797	3,896	0.95%	2.21%	3.30%
Private MTN program	500	999	999	3.80%	3.84%	3.84%
Public MTN program	28,943	25,130	24,117	1.53%	2.07%	2.35%
Euro MTN programme	27	28	868	2.23%	2.23%	1.89%
Total unsecured debt	36,884	34,440	34,909
Secured debt	8,149	8,710	7,671	1.37%	2.26%	2.41%
Total debt	$45,033	$43,150	$42,580

Canada Segment
Unsecured debt:
Commercial paper	$927	$1,004	$726	0.42%	1.73%	2.06%
Related party debt	—	533	749	—%	1.76%	2.18%
Bank loans	1,253	1,141	1,066	1.15%	2.01%	2.62%
Other debt	3,973	3,266	3,514	2.11%	2.47%	2.50%
Total unsecured debt	6,153	5,944	6,055
Secured debt	741	1,038	1,119	0.95%	2.13%	2.49%
Total debt	$6,894	$6,982	$7,174

Consolidated
Unsecured debt:
Commercial paper	$5,542	$5,490	$5,755	0.31%	1.81%	2.60%
Related party debt	—	533	749	—%	1.76%	2.18%
Bank loans	4,052	4,938	4,962	1.01%	2.16%	3.16%
Private MTN program	500	999	999	3.80%	3.84%	3.84%
Public MTN program	28,943	25,130	24,117	1.53%	2.07%	2.35%
Euro MTN programme	27	28	868	2.23%	2.23%	1.89%
Other debt	3,973	3,266	3,514	2.11%	2.47%	2.50%
Total unsecured debt	43,037	40,384	40,964
Secured debt	8,890	9,748	8,790	1.34%	2.25%	2.42%
Total debt	$51,927	$50,132	$49,754
Commercial Paper
As of March 31, 2021, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($2.0 billion). Interest rates on the commercial paper are fixed at the time of issuance. During fiscal year 2021, consolidated commercial paper month-end outstanding principal balances ranged from $3.7 billion to $6.8 billion.

Related Party Debt
HCFI no longer issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates were based on prevailing rates of debt with comparable terms. Generally, the term of these notes were less than 120 days. As of the end of March 31, 2021, there were no outstanding notes.
Bank Loans
During fiscal year 2021, AHFC entered into one fixed rate term loan agreement for a total of $200 million. HCFI entered into two floating rate term loan agreements for a total of C$600 million ($478 million). As of March 31, 2021, we had bank loans denominated in U.S. dollars and Canadian dollars with floating and fixed interest rates, in principal amounts ranging from $40 million to $600 million. As of March 31, 2021, the remaining maturities of all bank loans outstanding ranged from 15 days to approximately 4.0 years. The weighted average remaining maturity on all bank loans was 1.4 years as of March 31, 2021.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of March 31, 2021, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.
Medium Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. As of March 31, 2021, AHFC has one note outstanding under the Private MTN program. The note has a maturity date of September 20, 2021 and has a fixed interest rate. The note was issued pursuant to the terms of an issuing and paying agency agreement, which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of March 31, 2021, management believes that AHFC was in compliance with all covenants contained in the Private MTN.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During fiscal year 2021, AHFC issued €1.5 billion aggregate principal amount of Euro denominated fixed rate MTNs, with an original maturity range from 2.0 years to 4.5 years, £500 million aggregate principal amount of Sterling denominated fixed rate MTNs, with an original maturity of 6 years, $6.3 billion aggregate principal amount of U.S. dollar denominated fixed rate notes with an original maturity range from 2.0 to 10.0 years, and $1.6 billion aggregate principal amount of U.S. dollar denominated floating rate notes, with an original maturity range from 15 months to 3.0 years. The weighted average remaining maturities of all Public MTNs was 2.5 years as of March 31, 2021.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of March 31, 2021, management believes that AHFC was in compliance with all covenants under the indenture.

Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2021, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.
The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	March 31,
	2021	2020	2019

	(U.S. dollars in millions)
U.S. dollar	$22,902	$22,309	$21,210
Euro	5,032	3,076	3,969
Sterling	1,509	744	778
Japanese yen	27	28	27
Total	$29,470	$26,157	$25,984
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During fiscal year 2021, HCFI entered into C$1.1 billion ($876 million) fixed rate notes with an original maturity ranging from 5.5 years to 7.0 years and C$450 million ($358 million) floating rate notes with an original maturity ranging from 2.0 years to 3.0 years. As of March 31, 2021, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 166 days to approximately 6.9 years. The weighted average remaining maturities of these notes was 3.0 years as of March 31, 2021.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2021, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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
•Yield supplement accounts—restricted cash accounts held by SPEs to supplement interest payments on notes.

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
During fiscal year 2021, we issued notes through asset-backed securitizations totaling $4.8 billion, which were secured by assets with an initial balance of $5.1 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $3.5 billion 364-day credit agreement, which expires on February 25, 2022, a $2.1 billion credit agreement, which expires on February 28, 2023, and a $1.4 billion credit agreement, which expires on February 28, 2025. As of March 31, 2021, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.6 billion) credit facility that includes a C$1.0 billion ($796 million) credit agreement, which expires on March 25, 2022 and a C$1.0 billion ($796 million) credit agreement, which expires March 25, 2025. As of March 31, 2021, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration dates.
The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of March 31, 2021, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of March 31, 2021, no amounts were drawn upon under these agreements. These agreements expire in September 2021. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
Keep Well Agreements
HMC has entered into separate Keep Well Agreements with AHFC and HCFI. For additional information, refer to “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and AHFC Keep Well Agreement” and “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and HCFI Keep Well Agreement.”
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $72 million, $68 million and $23 million during fiscal years 2021, 2020 and 2019, respectively, pursuant to these Support Compensation Agreements and the predecessor agreements.

Indebtedness of Consolidated Subsidiaries
As of March 31, 2021, AHFC and its consolidated subsidiaries had $61.6 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $16.7 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

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
Contractual Obligations
The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, by fiscal year payment period, as of March 31, 2021:

	Payments due by period
	Total	2022	2023	2024	2025	2026	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$43,113	$14,420	$10,556	$7,673	$4,201	$2,296	$3,967
Secured debt obligations (1)	8,902	4,918	2,776	1,074	134	—	—
Interest payments on debt (2)	1,811	635	465	296	163	99	153
Operating lease obligations	74	9	8	8	8	8	33
Total	$53,900	$19,982	$13,805	$9,051	$4,506	$2,403	$4,153
_______________________
(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of March 31, 2021.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of March 31, 2021.
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
Credit Losses
With the adoption of ASU 2016-13, the allowance for credit losses is management’s estimate of lifetime expected credit losses on the amortized cost basis of finance receivables. We have elected not to measure an allowance for credit losses for accrued interest receivables. The allowance is measured on an undiscounted basis. Management evaluates the allowance, at minimum, on a quarterly basis.
Retail loans are evaluated on a collective basis and grouped into pools with similar risk characteristics such as origination quarter, internal credit grade at origination, product type, and original term. The allowance for retail loans is measured using econometric regression models that correlate vintage age, credit quality, economic, and other variables to historical vintage-level credit loss performance. Statistically relevant economic factors such as unemployment rates, bankruptcies, and used vehicle price indexes are applied in the analysis of the economic environment. Current and forecasted economic conditions are applied in the model to project monthly gross loss rates in terms of origination dollars for the remaining contractual life of each vintage. Recoveries are projected as a percentage of the cumulative forecasted loss dollar of each vintage. The contractual term is the estimated lifetime of retail loans and is considered to be a reasonable and supportable forecast period of future economic conditions. Economic forecasts are obtained from a third party economic research firm that extend through the lifetime of retail loans and converge to long-run equilibrium trends. Baseline forecasts that reflect the most likely economic future is the single economic scenario applied in the model. Qualitative adjustments may also be applied if management believes the quantitative models do not reflect the best estimate of lifetime expected credit losses.
Dealer loans are evaluated on a collective basis if they have not been specifically identified as impaired. Collectively evaluated dealer loans are grouped by loan type and internal risk ratings and the allowance is measured primarily using historical loss rates. Dealer loans that have been specifically identified as impaired are excluded from the collective assessment and the allowance is measured at the individual dealer level. Dealer loans are considered impaired when it is probable that we will be unable to collect the amounts due according to the terms of the applicable contracts. Our determination of whether dealer loans are impaired is based on evaluations of the dealership's payment history, financial condition, ability to perform under the terms of the loan agreements, and collateral values, as applicable. Expected credit losses on impaired dealer loans are measured based upon the specific circumstances of each dealer considering all expected sources of repayment or the fair value of the collateral if foreclosure is probable.
Estimated losses on operating leases expected to terminate early due to lessee defaults are also determined collectively using modeling methodologies consistent with those used for retail loans.
Refer to Note 1(e)—Finance Receivables and Allowance for Credit Losses, Note 1(f)—Investment in Operating Leases and Note 1(h)—Vehicles Held for Disposition of Notes to Consolidated Financial Statements for additional information regarding charge-offs or write-downs of contractual balances of retail and dealer loans and operating leases.
Sensitivity Analysis
Our allowance for credit losses and early termination losses on operating leases requires significant judgment about inherently uncertain factors. The estimates are based on management’s evaluation of many factors, including our historical credit loss experience, the value of the underlying collateral, delinquency trends, and economic conditions. The estimates are based on information available as of each reporting date. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates. 10% and 20% increases in estimated lifetime expected credit losses on our consumer finance receivables would have resulted in increases to the allowance for credit losses as of March 31, 2021 of $28 million and $56 million, respectively. Similarly, 10% and 20% increases in estimated incurred losses due to defaults on operating leases would have resulted in increases to estimated early termination losses as of March 31, 2021 of $9 million and $18 million, respectively.

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
Sensitivity Analysis
If future estimated auction values for all outstanding operating leases as of March 31, 2021 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $73 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $13 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of March 31, 2021. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks. Our financial condition, cash flows, and results of operations depend on the extent to which we effectively identify and manage these risks. The principal types of risk to our business include:
•Interest rate risk arising from changes in interest rates related to our funding, investing, and cash management activities. Our assets consist primarily of fixed rate receivables and operating lease assets, however, our liabilities consist of both floating and fixed rate debt. We utilize interest rate and basis swaps to mitigate the impact of interest rate movements on our cash flows and net interest margins.
•Exchange rate risk arising from changes in value of our foreign currency denominated debt in response to fluctuations in exchange rates of various currencies. We enter into cross currency swaps concurrently with the issuance of this debt to convert all interest and principal payments to either of our functional currencies, which is United States dollars in the United States segment and Canadian dollars in the Canadian segment, which effectively eliminates our foreign currency exchange rate risks.
•Counterparty risk arising primarily with our derivative contracts. To manage this risk, we limit our exposure to counterparties in accordance with credit rating based guidelines. We also enter into master netting agreements which help to mitigate our exposure to loss in the case of defaults. In Canada, HCFI is a party to credit support agreements that require posting of cash collateral to mitigate credit risk on derivative positions.
To provide a quantitative measure of the sensitivity of interest rate movements on our pre-tax cash flows, we have estimated the effect of a hypothetical 100 basis point increase and decrease to benchmark interest rates on our floating rate financial instruments for the 12-month periods ending March 31, 2022 and 2021 below. Our estimates were based upon our existing receivables, debt, and derivatives as of March 31, 2021 and 2020. We do not include any assumptions for reinvestment of maturing assets and refinancing of maturing debt. The estimates for a 100 basis point decrease assume that rates cannot fall below zero percent.

	Impact on pre-tax cash flows for the 12 months ending March 31,
Hypothetical change in interest rate	2022	2021
100 basis point increase	$68 million decrease	$17 million decrease
100 basis point decrease	$23 million increase	$17 million increase
The net impact on pre-tax cash flows of a hypothetical increase or decrease in interest rates was higher for the period ending March 31, 2022 compared to the period ending March 31, 2021 due to the decrease in the mix of pay float relative to receive float instruments.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2021, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2021.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC applicable to non-accelerated filers.

Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 14. Principal Accounting Fees and Services
The following table represents aggregate costs for fees and services provided to us by our independent registered public accounting firm, KPMG LLP.

	Years ended March 31,
	2021	2020

	(U.S. dollars in thousands)
Audit fees	$6,940	$6,653
Audit-related fees	366	428
Tax fees	—	—
All other fees	—	—
Total	$7,306	$7,081
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

4.5(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.6(6)	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.7	Form of Fixed Rate Medium-Term Note, Series A (7) and Form of Floating Rate Medium-Term Note, Series A (8).
4.8(9)	Description of 1.300% Medium-Term Notes, Series A, due March 21, 2022
4.9(9)	Description of 2.625% Medium-Term Notes, Series A, due October 14,2022
4.10(9)	Description of 1.375% Medium-Term Notes, Series A, due November 10,2022
4.11(9)	Description of 0.550% Medium-Term Notes, Series A, due March 17,2023
4.12(9)	Description of 0.750% Medium-Term Notes, Series A, due January 17,2024
4.13(9)	Description of 0.350% Medium-Term Notes, Series A, due August 26,2022
4.14(26)	Description of 1.600% Medium-Term Notes, Series A, due April 20, 2022
4.15(26)	Description of 1.950% Medium-Term Notes, Series A, due October 18, 2024
4.16 (27)	Description of 0.750% Medium-Term Notes, Series A, due November 25, 2026

Exhibit Number	Description
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

10.2(11)	Amendment, dated as of June 30, 2014, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.3(12)	Second Amendment, dated as of March 13, 2015, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.4(13)	Third Amendment, dated as of March 23, 2016, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.5(14)	Fourth Amendment dated as of March 23, 2017 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.6(15)	Fifth Amendment dated as of March 13, 2018 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.7(9)	Sixth Amendment, dated as of March 12, 2019 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.8(16)	Seventh Amendment, dated as of March 19, 2020 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.9(17)	Eighth Amendment, dated as of March 15, 2021 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.10(18)
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

10.11(19)	First Amendment, dated as of February 26, 2021, between AHFC and MUFG Bank, Ltd., as administrative agent and auction agent, for and on behalf of the banks party to the 364-Day Credit Agreement.
10.12(20)
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

10.13(21)
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

10.14(22)	Keep Well Agreement between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated September 9, 2005.
10.15(23)	Support Compensation Agreement, between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated as of April 1, 2019.

Exhibit Number	Description
10.16(24)	Keep Well Agreement between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated September 26, 2005.
10.17(25)	Support Compensation Agreement, between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated as of April 1, 2019.
23.1(27)	Consent of KPMG LLP
31.1(27)	Certification of Principal Executive Officer
31.2(27)	Certification of Principal Financial Officer
32.1(28)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(28)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(27)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH(27)	XBRL Taxonomy Extension Schema Document
101.CAL(27)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(27)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(27)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(27)	XBRL Taxonomy Extension Definition Linkbase Document
104.(27)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________
(1)Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
(2)Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(3)Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
(4)Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.
(5)Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
(6)Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 8, 2018.
(7)Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated August 8, 2019.
(8)Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 8, 2019.
(9)Incorporated herein by reference to the same numbered Exhibit filed with our annual report on Form 10-K, dated June 21, 2019.
(10)Incorporated herein by reference to the same numbered Exhibit filed with our current report on Form 8-K, dated March 24, 2014.
(11)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated June 30, 2014.
(12)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 13, 2015.
(13)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2016.
(14)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2017.
(15)Incorporated herein by reference to the same numbered Exhibit filed with our annual report on Form 10-K, dated June 21, 2018.
(16)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2020.
(17)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 17, 2021.
(18)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 4, 2020.
(19)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 1, 2021.
(20)Incorporated herein by reference to Exhibit number 10.2 filed with our current report on Form 8-K, dated March 4, 2020.
(21)Incorporated herein by reference to Exhibit number 10.3 filed with our current report on Form 8-K, dated March 4, 2020.
(22)Incorporated herein by reference to Exhibit 10.1 filed with our registration statement on Form 10, dated June 28, 2013.
(23)Incorporated herein by reference to Exhibit 10.15 filed with our annual report on Form 10-K, dated June 21, 2019.
(24)Incorporated herein by reference to Exhibit 10.3 filed with our registration statement on Form 10, dated June 28, 2013.
(25)Incorporated herein by reference to Exhibit 10.17 filed with our annual report on Form 10-K, dated June 21, 2019.
(26)Incorporated herein by reference to the same numbered Exhibit filed with our annual report on Form 10-K, dated June 22, 2020.
(27)Filed herewith.
(28)Furnished herewith.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 24, 2021

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda Vice President and Assistant Secretary (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jiro Morisawa	President and Director	June 24, 2021
Jiro Morisawa	(Principal Executive Officer)
/s/ Masahiro Nakamura	Vice President, Treasurer and Director	June 24, 2021
Masahiro Nakamura	(Principal Financial Officer)
/s/ Paul C. Honda	Vice President and Assistant Secretary	June 24, 2021
Paul C. Honda	(Principal Accounting Officer)
/s/ Petar Vucurevic	Vice President and Director	June 24, 2021
Petar Vucurevic
Director
Shinji Aoyama
Director
Eiji Fujimura

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
For the fiscal year ended March 31, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of
American Honda Finance Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., and subsidiaries (the Company) as of March 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended March 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of April 1, 2020 due to the adoption of ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for expected credit losses on retail loans
As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (ASC Topic 326), as of April 1, 2020. The total allowance for credit losses as of April 1, 2020 was $471 million, of which $462 million related to the allowance for credit losses on retail loans evaluated on a collective basis (the April 1, 2020 collective ACL). As discussed in Note 2 to the consolidated financial statements, the Company’s total allowance for credit losses as of March 31, 2021 was $288 million, of which $280 million related to the allowance for credit losses on retail loans evaluated on a collective basis (the March 31, 2021 collective ACL). The April 1, 2020 collective ACL and March 31, 2021 collective ACL are measured by grouping retail receivables into pools with similar risk characteristics such as origination quarter, internal credit grade at origination, product type, and original term. In addition, the collective ACL is measured using econometric regression models that correlate vintage age, credit quality, economic, and other variables to historical vintage-level credit loss performance. Current and forecasted economic conditions are applied in the model to project monthly loss rates in terms of origination dollars and recovery rates in terms of cumulative loss dollars for the remaining contractual life of each vintage. The contractual term is the estimated lifetime of retail loans and is considered to be a reasonable and supportable forecast period of future economic conditions. Economic forecasts and macroeconomic variables are obtained from a third-party economic research firm that extend through the lifetime of retail loans and converge to long-run equilibrium trends. A baseline forecast that reflects the most likely economic outcome is the single forecasted economic scenario applied in the model. Qualitative adjustments may also be applied if management believes the quantitative models do not reflect the best estimate of lifetime expected credit losses.
We identified the assessment of the April 1, 2020 collective ACL and the March 31, 2021 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology and model, including the selection of the forecasted economic scenario assumption and macroeconomic variables. In addition, auditor judgement was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls related to the:
–development of the collective ACL methodology and model, including the selection of the forecasted economic scenario assumption and macroeconomic variables
–re-evaluation of the model used to estimate the collective ACL
–analysis of the collective ACL model results as compared to actual loss performance.

We evaluated the Company’s process to develop the collective ACL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and experience, who assisted in:
–evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
–assessing the conceptual soundness and performance testing of the model by inspecting model documentation to determine whether the model is consistent with the model methodology and are suitable for its intended use
–evaluating model back-testing results to verify model output is consistent with actual loss performance
–assessing the selection of the forecasted economic scenario assumption and macroeconomic variables by comparing the scenario to the Company’s business environment and publicly available forecasts.

We also assessed the sufficiency of the audit evidence obtained by evaluating the:
–cumulative results of the audit procedures
–qualitative aspects of the Company’s accounting practices
–potential bias in the accounting estimates.

Estimated early termination losses on operating receivables
As discussed in Note 1 to the consolidated financial statements, a portion of the Company’s operating leases is expected to terminate prior to their scheduled maturities when lessees default on their contractual obligations. In such circumstances, losses are generally realized upon the disposition of the repossessed operating lease vehicles as a reduction to the carrying value of operating lease assets. The Company’s investment in operating leases, net as of March 31, 2021 was $35,345 million. The estimate of early termination losses on operating lease assets is measured using econometric regression models that correlate vintage age, credit quality, economic and other variables to historical vintage-level credit loss performance. Current and forecasted economic conditions are applied in the model to project monthly loss rates in terms of origination dollars and recovery rates in terms of cumulative loss dollars for the remaining contractual life of each vintage. A baseline forecast that reflects the most likely economic outcome is the single forecasted economic scenario applied in the model.

We identified the assessment of estimated early termination losses on operating lease assets as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective methodology and model used to estimate the early termination losses on operating lease assets, including the selection of the forecasted economic scenario assumption and macroeconomic variables. In addition, auditor judgement was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of estimated early termination losses on operating lease assets, including controls related to the:
–development of the methodology and model used to estimate early termination losses on operating lease assets, including the selection of the forecasted economic scenario assumption and macroeconomic variables
–re- evaluation of the model used to estimate early termination losses on operating lease assets
–analysis of model results as compared to actual loss performance.

We evaluated the Company’s process to develop the estimated early termination losses on operating lease assets by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and experience, who assisted in:
–evaluating the Company’s methodology for compliance with U.S. generally accepted accounting principles
–assessing the conceptual soundness and performance testing of the model by inspecting model documentation to determine whether the model is consistent with the model methodology and is suitable for their intended use
–evaluating model back-testing results to verify model output is consistent with actual loss performance
–assessing the selection of the forecasted economic scenario assumption and macroeconomic variables by comparing the scenario to the Company’s business environment and publicly available forecasts.

We also assessed the sufficiency of the audit evidence obtained by evaluating the:
–cumulative results of the audit procedures
–qualitative aspects of the Company’s accounting practices
–potential bias in the accounting estimates.

Estimated end of term residual values of lease vehicles
As discussed in Note 1 to the consolidated financial statements, depreciation of lease vehicles on operating leases is calculated on the straight-line method over the lease term. The depreciable amount is the cost of the leased vehicle less its estimated end of term residual value. The Company's investment in operating leases, net as of March 31, 2021 was $35,345 million. The Company assesses estimated end of term residual values of lease vehicles, taking into consideration external industry data and the Company’s historical experience. Estimates for end of term market values of lease vehicles are evaluated by the Company on a quarterly basis at a minimum, and adjustments to estimated end of term residual values are made on a straight-line basis over the remaining term of the lease and are recognized within accumulated depreciation on investment in operating leases. The primary factors that affect estimated end of term residual values of lease vehicles are the percentage of leased vehicles expected to be returned by the lessee at the end of the lease term and expected loss severities based on end of term market values of lease vehicles.
We identified the assessment of estimated end of term residual values of lease vehicles as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgement was involved in the assessment due to measurement uncertainty. Specifically, complex auditor judgment was required to assess the residual value methodology, the model used to estimate the percentage of leased vehicles expected to be returned by the lessee at the end of the lease term and the expected loss severities based on the end of term market values of lease vehicles. In addition, auditor judgement was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the end of term residual values of lease vehicles estimate, including controls related to the:
–development of the residual value methodology, including identification and determination of the expected loss severities based on the end of term market values of lease vehicles assumption
–development of the model used to estimate the percentage of leased vehicles expected to be returned
–evaluation of the percentage of leased vehicles expected to be returned by the lessees as compared to actual vehicles returned
–analysis of the actual gain or loss recorded on the disposition of leased vehicles.

We evaluated the Company’s process to develop the estimated end of term residual values of lease vehicles by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
–evaluating the Company’s residual value methodology for compliance with U.S. generally accepted accounting principles
–assessing the conceptual soundness and performance testing of the model by inspecting model documentation to determine whether the model is consistent with the model methodology and is suitable for their intended use
–evaluating the Company’s expected loss severities based on the end of term market values of lease vehicles assumption by comparing it to specific portfolio risk characteristics and trends.

We also assessed the sufficiency of the audit evidence obtained by evaluating the:
–cumulative results of the audit procedures
–qualitative aspects of the Company’s accounting practices
–potential bias in the accounting estimates.
/s/ KPMG LLP
We have served as the Company’s auditor since 1989.
Los Angeles, California
June 24, 2021

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	March 31,
	2021	2020
Assets
Cash and cash equivalents	$1,870	$1,503
Finance receivables, net	41,433	39,554
Investment in operating leases, net	35,345	33,843
Due from Parent and affiliated companies	194	93
Income taxes receivable	—	137
Other assets	1,042	1,378
Derivative instruments	918	748
Total assets	$80,802	$77,256
Liabilities and Equity
Debt	$51,927	$50,132
Due to Parent and affiliated companies	106	72
Income taxes payable	205	239
Deferred income taxes	7,033	6,589
Other liabilities	1,734	1,689
Derivative instruments	632	972
Total liabilities	$61,637	$59,693
Commitments and contingencies (Note 9)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of March 31, 2021 and 2020	$1,366	$1,366
Retained earnings	16,626	15,395
Accumulated other comprehensive loss	(44)	(175)
Total shareholder’s equity	17,948	16,586
Noncontrolling interest in subsidiary	1,217	977
Total equity	19,165	17,563
Total liabilities and equity	$80,802	$77,256
The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 10 for additional information.

	March 31,
	2021	2020
Finance receivables, net	$8,783	$9,645
Investment in operating leases, net	440	493
Other assets	397	598
Total assets	$9,620	$10,736

Secured debt	$8,890	$9,748
Other liabilities	6	9
Total liabilities	$8,896	$9,757
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions)

	Years ended March 31,
	2021	2020	2019
Revenues:
Retail	$1,664	$1,737	$1,614
Dealer	107	222	232
Operating leases	7,765	7,749	7,253
Total revenues	9,536	9,708	9,099
Leased vehicle expenses	5,580	5,693	5,389
Interest expense	893	1,241	1,190
Net revenues	3,063	2,774	2,520
Other income	64	88	71
Total net revenues	3,127	2,862	2,591
Expenses:
General and administrative expenses	471	498	456
Provision for credit losses	(69)	402	249
Impairment loss on operating leases	—	—	14
Early termination loss on operating leases	(156)	331	101
(Gain)/Loss on derivative instruments	(229)	305	509
(Gain)/Loss on foreign currency revaluation of debt	430	(107)	(407)
Total expenses	447	1,429	922
Income before income taxes	2,680	1,433	1,669
Income tax expense	647	424	428
Net income	2,033	1,009	1,241
Less: Net income attributable to noncontrolling interest	121	97	96
Net income attributable to American Honda Finance Corporation	$1,912	$912	$1,145

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Years ended March 31,
	2021	2020	2019
Net income	$2,033	$1,009	$1,241
Other comprehensive income/(loss):
Foreign currency translation adjustment	252	(109)	(63)
Comprehensive income	2,285	900	1,178
Less: Comprehensive income attributable to noncontrolling interest	242	45	66
Comprehensive income attributable to American Honda Finance Corporation	$2,043	$855	$1,112
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2018	$16,596	$14,449	$(85)	$1,366	$866
Net income	1,241	1,145	—	—	96
Other comprehensive loss	(63)	—	(33)	—	(30)
Dividends paid	(506)	(506)	—	—	—
Balance at March 31, 2019	$17,268	$15,088	$(118)	$1,366	$932
Net income	1,009	912	—	—	97
Other comprehensive loss	(109)	—	(57)	—	(52)
Dividends paid	$(605)	$(605)	$—	$—	$—
Balance at March 31, 2020	$17,563	$15,395	$(175)	$1,366	$977
Adoption of accounting standard (Note 1)	(75)	(73)	—	—	(2)
Net income	2,033	1,912	—	—	121
Other comprehensive income	252	—	131	—	121
Dividends paid	(608)	(608)	—	—	—
Balance at March 31, 2021	$19,165	$16,626	$(44)	$1,366	$1,217
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Years ended March 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$2,033	$1,009	$1,241
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(85)	97	104
Provision for credit losses	(69)	402	249
Early termination loss on operating leases and impairment on operating leases	(156)	331	115
Depreciation on leased vehicles	5,669	5,705	5,520
Accretion of unearned subsidy income	(1,484)	(1,648)	(1,642)
Amortization of deferred dealer participation and other deferred costs	367	367	339
Gain on disposition of lease vehicles	(229)	(153)	(131)
Deferred income taxes	427	209	374
Changes in operating assets and liabilities:
Income taxes receivable/payable	103	178	(166)
Other assets	38	(36)	(51)
Accrued interest/discounts on debt	32	32	64
Other liabilities	55	(31)	218
Due to/from Parent and affiliated companies	(66)	34	(4)
Net cash provided by operating activities	6,635	6,496	6,230
Cash flows from investing activities:
Finance receivables acquired	(21,778)	(17,221)	(19,058)
Principal collected on finance receivables	18,526	17,386	16,140
Net change in wholesale loans	1,394	112	(252)
Purchase of operating lease vehicles	(16,023)	(17,775)	(16,389)
Disposal of operating lease vehicles	10,128	10,548	9,534
Cash received for unearned subsidy income	1,333	1,134	1,966
Other investing activities, net	(12)	(6)	(7)
Net cash used in investing activities	(6,432)	(5,822)	(8,066)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	39,628	37,084	33,697
Paydown of commercial paper	(39,665)	(37,282)	(33,083)
Proceeds from issuance of short-term debt	414	629	1,099
Paydown of short-term debt	(633)	(1,100)	(300)
Proceeds from issuance of related party debt	1,510	3,004	3,812
Paydown of related party debt	(2,082)	(3,193)	(4,121)
Proceeds from issuance of medium term notes and other debt	11,472	8,633	9,278
Paydown of medium term notes and other debt	(9,121)	(8,144)	(7,949)
Proceeds from issuance of secured debt	4,737	6,188	4,764
Paydown of secured debt	(5,713)	(5,187)	(4,689)
Dividends paid	(608)	(605)	(506)
Net cash (used in) provided by financing activities	(61)	27	2,002
Effect of exchange rate changes on cash and cash equivalents	23	1	(9)
Net increase in cash and cash equivalents	165	702	157
Cash and cash equivalents at beginning of year	2,085	1,383	1,226
Cash and cash equivalents at end of year	$2,250	$2,085	$1,383
Supplemental disclosures of cash flow information:
Interest paid	$718	$1,080	$985
Income taxes paid/(received)	209	(69)	141

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	March 31,
	2021	2020	2019
Cash and cash equivalents	$1,870	$1,503	$795
Restricted cash included in other assets (1)	380	582	588
	$2,250	$2,085	1,383
(1)Restricted cash balances relate primarily to securitization arrangements (Note 10).
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Summary of Business and Significant Accounting Policies
American Honda Finance Corporation (AHFC) is a wholly-owned subsidiary of American Honda Motor Co., Inc. (AHM or the Parent). Honda Canada Finance Inc. (HCFI) is a majority-owned subsidiary of AHFC. Noncontrolling interest in HCFI is held by Honda Canada Inc. (HCI), an affiliate of AHFC. AHM is a wholly-owned subsidiary and HCI is an indirect wholly-owned subsidiary of Honda Motor Co., Ltd. (HMC). AHM and HCI are the sole authorized distributors of Honda and Acura products, including motor vehicles, parts, and accessories in the United States and Canada.
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
(a)Business Risks
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

Higher than expected credit losses and lower than anticipated lease residual values due to prolonged periods of negative economic and market conditions can adversely affect the Company’s financial position, results of operations, and related cash flows. The Company manages these risks with purchasing and residual value setting standards, collection efforts, and lease remarketing programs. Refer to Note 1(e) for additional discussion on the allowance for credit losses and Note 1(g) for additional discussion on the determination of lease residual values.
The Company is exposed to market risks, principally interest rate and foreign currency risks, and utilizes derivative instruments to manage those risks. Although the use of derivative instruments mitigates a substantial portion of these risks, not all risk is eliminated. Refer to Note 1(m) for additional discussion on derivative instruments.
(b)Principles of Consolidation
The consolidated financial statements include the accounts of AHFC and its subsidiaries. All subsidiaries are wholly-owned, except for HCFI, which is majority-owned (52.33% as of March 31, 2021 and 2020).
The Company also consolidates variable interest entities (VIEs) where the Company is the primary beneficiary. All consolidated VIEs are statutory special purpose entities (SPEs) formed by the Company to accommodate securitization structures.
All significant intercompany balances and transactions have been eliminated upon consolidation.
(c)Comprehensive Income
Comprehensive income consists of net income and the effect of foreign currency translation adjustments and is presented in the consolidated statements of comprehensive income.
(d)Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and short-term, highly liquid investments with original maturities of three months or less.
(e)Finance Receivables and Allowance for Credit Losses
Finance Receivables
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

Retail loans are evaluated on a collective basis and grouped into pools with similar risk characteristics such as origination quarter, internal credit grade at origination, product type, and original term. The allowance for retail loans is measured using econometric regression models that correlate vintage age, credit quality, economic, and other variables to historical vintage-level credit loss performance. Statistically relevant economic factors such as unemployment rates, bankruptcies, and used vehicle price indexes are applied in the analysis of the economic environment. Current and forecasted economic conditions are applied in the model to project monthly gross loss rates in terms of origination dollars for the remaining contractual life of each vintage. Recoveries are projected as a percentage of the cumulative forecasted loss dollar of each vintage. The contractual term is the estimated lifetime of retail loans and is considered to be a reasonable and supportable forecast period of future economic conditions. Economic forecasts are obtained from a third party economic research firm that extend through the lifetime of retail loans and converge to long-run equilibrium trends. Baseline forecasts that reflect the most likely economic future is the single economic scenario applied in the model. Qualitative adjustments may also be applied if management believes the quantitative models do not reflect the best estimate of lifetime expected credit losses.
Dealer loans are evaluated on a collective basis if they have not been specifically identified as impaired. Collectively evaluated dealer loans are grouped by loan type and internal risk ratings and the allowance is measured primarily using historical loss rates. Dealer loans that have been specifically identified as impaired are excluded from the collective assessment and the allowance is measured at the individual dealer level. Dealer loans are considered impaired when it is probable that the Company will be unable to collect the amounts due according to the terms of the applicable contracts. The Company’s determination of whether dealer loans are impaired is based on evaluations of the dealership's payment history, financial condition, ability to perform under the terms of the loan agreements, and collateral values, as applicable. Expected credit losses on impaired dealer loans are measured based upon the specific circumstances of each dealer considering all expected sources of repayment or the fair value of the collateral if foreclosure is probable.
Prior to April 1, 2020, the allowance for credit losses was management's estimate of probable losses incurred on finance receivables. The allowance was based on management's evaluation of many factors, including the Company's historical credit loss experience, the value of the underlying collateral, delinquency trends, and economic conditions. Retail loans were collectively evaluated for impairment. Dealer loans that had not been specifically identified as impaired were collectively evaluated for impairment. Dealer loans were individually evaluated for impairment when specifically identified as impaired.
(f)Investment in Operating Leases
The investment in operating leases is reported at cost, less accumulated depreciation and net of unearned origination fees and deferred origination costs. Origination fees include payments received from AHM for incentive programs (refer to Note 6 regarding these related party transactions). Origination costs include payments made for dealer participation. Operating lease revenue is recognized on a straight-line basis over the lease term. Operating lease revenue includes accretion of origination fees, net of dealer rate participation amortization, which are also recognized on a straight-line basis over the lease term. Operating lease vehicles are depreciated on a straight-line basis over the lease term to the estimated residual value. Refer to Note 1(g) regarding the determination of lease residual values.

A portion of the Company’s operating leases is expected to terminate prior to their scheduled maturities when lessees default on their contractual obligations. Losses are generally realized upon the disposition of the repossessed operating lease vehicles. Operating leases are collectively evaluated to determine the estimated losses incurred using modeling methodologies consistent with those used for retail loans. Estimated early termination losses are recognized as a reduction to the carrying value of operating lease assets.
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

(g)Determination of Lease Residual Values
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
(h)Vehicles Held for Disposition
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
(i)Vehicle Service Contract Administration
AHFC performed administrative services for vehicle service contracts (VSC) issued by certain subsidiaries of AHM. AHFC received fees for performing the services when the contracts were acquired, which was recognized in other income over the lives of the underlying contracts, proportionate to the anticipated amount of service to be performed. Effective April 1, 2021, the administration of vehicle service contracts has been transferred to AHM. HCFI performs marketing services for vehicle service contracts issued by HCI. HCFI receives fees as the services are performed, which is recognized in other income.
(j)Securitizations and Variable Interest Entities
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
(k)Income Taxes
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
(l)Foreign Currency Translation
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
(m)Derivative Instruments
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
(n)Recently Adopted Accounting Standards
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

Effective January 1, 2021, the Company adopted ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, on a prospective basis. The guidance provides optional expedients and exceptions for applying GAAP to contracts or other transactions affected by reference rate reform if certain criteria are met. The adoption of ASU 2020-04 did not have an impact on the consolidated financial statements. Future elections for contract modifications are not expected to have a material impact on the consolidated financial statements. The Company does not apply hedge accounting and does not have held to maturity debt securities.
(o)Recently Issued Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard is not expected to have a material impact on the consolidated financial statements. The Company adopted the new guidance effective April 1, 2021.

Note 2. Finance Receivables
Finance receivables consisted of the following:

	March 31, 2021
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$38,102	$4,085	$42,187
Allowance for credit losses	(280)	(8)	(288)
Deferred dealer participation and other deferred costs	434	—	434
Unearned subsidy income	(900)	—	(900)
Finance receivables, net	$37,356	$4,077	$41,433

	March 31, 2020
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$34,623	$5,606	$40,229
Allowance for credit losses	(364)	(6)	(370)
Deferred dealer participation and other deferred costs	441	—	441
Unearned subsidy income	(746)	—	(746)
Finance receivables, net	$33,954	$5,600	$39,554
Finance receivables include retail loans with a net carrying amount of $8.8 billion and $9.6 billion as of March 31, 2021 and 2020, respectively, which have been transferred to bankruptcy-remote SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 10 for additional information.

Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Year ended March 31, 2021
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$364	$6	$370
Cumulative effective of adopting ASU 2016-13	98	3	101
Beginning balance as of April 1, 2020	462	9	471
Provision	(67)	(2)	(69)
Charge-offs	(232)	(1)	(233)
Recoveries	116	2	118
Effect of translation adjustment	1	—	1
Ending balance	$280	$8	$288

	Year ended March 31, 2020
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$193	$8	$201
Provision	388	14	402
Charge-offs	(317)	(17)	(334)
Recoveries	100	1	101
Effect of translation adjustment	—	—	—
Ending balance	$364	$6	$370

	Year ended March 31, 2019
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$179	$—	$179
Provision	202	7	209
Charge-offs	(279)	(1)	(280)
Recoveries	91	2	93
Effect of translation adjustment	—	—	—
Ending balance	$193	$8	$201
The adoption of ASU 2016-13 resulted in an increase to the allowance for credit loss of $101 million, primarily for retail loans. The allowance for retail loans at the beginning of the fiscal year ended March 31, 2021 reflected a significant increase in expected credit losses on retail loans due to the impact of COVID-19. Government measures that were enacted in an effort to slow down and control the spread of COVID-19 had a severe adverse impact on economic conditions, including a significant increase in unemployment. Forecasts of weaker economic factors were reflected in this estimate, including a sharp rise in unemployment rates. The economic outlook improved during the fiscal year ended March 31, 2021 resulting in a reduction in the allowance for retail loans. Net charge-offs of retail loans during the fiscal year ended March 31, 2021 were favorable relative to the charge-offs that were expected at the beginning of the period, due in part to the positive effect of payment deferrals that were granted for COVID-19 related relief and various government support programs.
There were no modifications to the terms of dealer loan contracts that constituted troubled debt restructurings during the fiscal years ended March 31, 2021, 2020 and 2019.

The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the fiscal years ended March 31, 2021, 2020 and 2019. The Company does allow limited payment deferrals on consumer finance receivables. These payment deferrals are not treated as troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period. Payment deferrals were also granted to certain customers impacted by COVID-19 beginning in mid-March 2020. Through the end of March 2021, a cumulative total of approximately 266,000 retail loans were granted payment deferrals. As of March 31, 2021, approximately 2,900 outstanding retail loans were still within their deferral periods. The deferral period is up to a maximum of 3 months in the United States and 4 months in Canada, generally from the date the customer was initially granted the deferral. Customers taking advantage of the deferrals were not considered delinquent during such deferral periods and therefore were not reflected in delinquency measures. As of March 1, 2021, we were no longer granting deferrals for COVID-19 related relief.

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
The following is an aging analysis of past due finance receivables:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
March 31, 2021
Retail loans:
New auto	$145	$33	$7	$185	$30,715	$30,900
Used and certified auto	50	12	3	65	5,202	5,267
Motorcycle and other	10	3	2	15	1,454	1,469
Total retail	205	48	12	265	37,371	37,636
Dealer loans:
Wholesale flooring	1	—	—	1	3,205	3,206
Commercial loans	—	—	—	—	879	879
Total dealer loans	1	—	—	1	4,084	4,085
Total finance receivables	$206	$48	$12	$266	$41,455	$41,721
March 31, 2020
Retail loans:
New auto	$222	$50	$13	$285	$27,495	$27,780
Used and certified auto	84	20	5	109	5,174	5,283
Motorcycle and other	12	4	2	18	1,237	1,255
Total retail	318	74	20	412	33,906	34,318
Dealer loans:
Wholesale flooring	1	—	—	1	4,529	4,530
Commercial loans	—	—	—	—	1,076	1,076
Total dealer loans	1	—	—	1	5,605	5,606
Total finance receivables	$319	$74	$20	$413	$39,511	$39,924
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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage year
	2021	2020	2019	2018	2017	Prior	Total

	(U.S. dollars in millions)

Credit grade A	$11,763	$5,384	$3,965	$1,982	$728	$136	$23,958
Credit grade B	2,898	1,508	996	629	255	60	6,346
Credit grade C	2,081	1,245	767	504	206	47	4,850
Credit grade D	628	598	349	212	90	27	1,904
Others	223	153	105	58	32	7	578
Total retail loans	$17,593	$8,888	$6,182	$3,385	$1,311	$277	$37,636
Dealer Loan Portfolio Segment
The Company utilizes an internal risk rating system to evaluate dealer credit risk. Dealerships are assigned an internal risk rating based on an assessment of their financial condition and other factors. Factors including liquidity, financial strength, management effectiveness, and operating efficiency, are evaluated when assessing their financial condition. Financing limits and interest rates are based upon these risk ratings. Monitoring activities including financial reviews and inventory inspections are performed more frequently for dealerships with weaker risk ratings. The financial conditions of dealerships are reviewed, and their risk ratings are updated at least annually.

Dealerships have been divided into the following groups:
Group I - Dealerships in the strongest internal risk rating tier
Group II - Dealerships with internal risk ratings below the strongest tier
Group III - Dealerships with impaired loans

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year
	2021	2020	2019	2018	2017	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
Group I	$155	$57	$—	$43	$44	$88	$283	$1,491	$2,161
Group II	92	25	40	30	9	13	—	1,715	1,924
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$247	$82	$40	$73	$53	$101	$283	$3,206	$4,085

Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	March 31,
	2021	2020

	(U.S. dollars in millions)
Operating lease vehicles	$45,153	$43,624
Accumulated depreciation	(8,726)	(8,219)
Deferred dealer participation and initial direct costs	130	131
Unearned subsidy income	(1,123)	(1,376)
Estimated early termination losses	(89)	(317)
Investment in operating leases, net	$35,345	$33,843

Operating lease revenue consisted of the following:

	Years ended March 31,
	2021	2020	2019

	(U.S. dollars in millions)
Lease payments	$6,808	$6,713	$6,395
Subsidy income and dealer rate participation, net (1)	894	968	858
Reimbursed lessor costs (2)	63	68	—
Total operating lease revenue, net	$7,765	$7,749	$7,253
________________________
(1) Includes amortization of initial direct costs during the fiscal years ended March 31, 2019.
(2) Reimbursed lessor costs were presented net during the fiscal years ended March 31, 2019.
Leased vehicle expenses consisted of the following:

	Years ended March 31,
	2021	2020	2019

	(U.S. dollars in millions)
Depreciation expense	$5,669	$5,705	$5,520
Initial direct costs and other lessor costs (1)	140	141	—
Gain on disposition of leased vehicles (2)	(229)	(153)	(131)
Total leased vehicle expenses, net	$5,580	$5,693	$5,389
________________________
(1) Amortization of initial direct costs was presented as a reduction to lease revenue and reimbursed lessor costs were presented net during the fiscal years ended March 31, 2019.
(2) Included in the gain on disposition of leased vehicles are end of term charges of $54 million, $73 million, and $70 million for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.

Investment in operating leases includes lease assets with a net carrying amount of $440 million as of March 31, 2021, which have been transferred to SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These investments in operating leases are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 10 for additional information.

Contractual operating lease payments due as of March 31, 2021 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Year ending March 31,	(U.S. dollars in millions)
2022	$5,979
2023	3,852
2024	1,519
2025	247
2026	58
Total	$11,655
The Company recognized a reversal of early termination losses on operating leases of $156 million for the fiscal years ended March 31, 2021, and $331 million and $101 million early termination losses due to lessee defaults for the fiscal years ended March 31, 2020 and 2019, respectively. Actual net losses realized for the fiscal years ended March 31, 2021, 2020 and 2019 totaled $72 million, $129 million, and $85 million, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $31 million and $28 million for the fiscal year ended March 31, 2021and 2020, respectively. The general allowance for uncollectible operating lease receivables was recorded through a provision for credit losses of $40 million for the fiscal years ended March 31, 2019.
During the fiscal year ended March 31, 2021, the Company considered the impact of COVID-19 on estimated residual values and determined that impairment conditions were not met. No impairment losses due to declines in estimated residual values were recognized during the fiscal year ended March 31, 2021and 2020. The Company recognized $14 million of impairment losses on operating leases due to lower estimated residual values of certain models of leased vehicles for the fiscal year ended March 31, 2019.

Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate		Contractual interest rate ranges
	March 31,		March 31,		March 31,
	2021	2020	2021	2020	2021	2020

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,542	$5,490	0.31%	1.81%	0.20 - 0.67%	1.01 - 2.31%
Related party debt	—	533	—%	1.76%	— - —%	1.45 - 2.06%
Bank loans	4,052	4,938	1.01%	2.16%	0.56 - 1.29%	1.44 - 2.55%
Private MTN program	500	999	3.80%	3.84%	3.80 - 3.80%	3.80 - 3.88%
Public MTN program	28,943	25,130	1.53%	2.07%	0.33 - 3.63%	0.35 - 3.63%
Euro MTN programme	27	28	2.23%	2.23%	2.23 - 2.23%	2.23 - 2.23%
Other debt	3,973	3,266	2.11%	2.47%	0.53 - 3.44%	1.73 - 3.44%
Total unsecured debt	43,037	40,384
Secured debt	8,890	9,748	1.34%	2.25%	0.12 - 3.30%	1.36 - 3.30%
Total debt	$51,927	$50,132

As of March 31, 2021, the outstanding principal balance of long-term debt with floating interest rates totaled $9.9 billion, long-term debt with fixed interest rates totaled $35.6 billion, and short-term debt with floating and fixed interest rates totaled $6.4 billion. As of March 31, 2020, the outstanding principal balance of long-term debt with floating interest rates totaled $13.0 billion, long-term debt with fixed interest rates totaled $30.0 billion, and short-term debt with floating and fixed interest rates totaled $7.3 billion.
The Company’s secured debt is amortizing, and unsecured debt is non-amortizing. Scheduled and projected maturities of the Company’s debt at March 31, 2021 are summarized below:

	2022	2023	2024	2025	2026	Thereafter	Total

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,544	$—	$—	$—	$—	$—	$5,544
Related party debt	—	—	—	—	—	—	—
Bank loans	2,037	1,337	200	480	—	—	4,054
Private MTN program	500	—	—	—	—	—	500
Public MTN program	5,782	8,078	6,836	3,323	1,500	3,489	29,008
Euro MTN programme	—	27	—	—	—	—	27
Other debt	557	1,114	637	398	796	478	3,980
Total unsecured debt	14,420	10,556	7,673	4,201	2,296	3,967	43,113
Secured debt (1)	4,918	2,776	1,074	134	—	—	8,902
Total debt (2)	$19,338	$13,332	$8,747	$4,335	$2,296	$3,967	$52,015
Unamortized discounts/fees							(88)
Total debt, net							$51,927
________________________
(1)Projected repayment schedule of secured debt. Reflects payment performance assumptions on underlying assets.
(2)Principal amounts.
Commercial Paper
As of March 31, 2021 and 2020, the Company had commercial paper programs that provide the Company with available funds of up to $9.0 billion and $8.8 billion, respectively, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $5.3 billion during fiscal year 2021 and $5.5 billion during fiscal year 2020. The maximum balance outstanding at any month-end during fiscal years 2021 was $6.8 billion and during fiscal year 2020 was $6.2 billion.
Related Party Debt
HCFI no longer issues fixed rate short-term notes to HCI to help fund HCFI’s general corporate operations and has paid the remaining balance as of March 31, 2021. HCFI incurred interest expense on these notes totaling $2 million, $14 million and $16 million for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.
Bank Loans
Outstanding bank loans at March 31, 2021 and 2020 were either short-term or long-term, with floating or fixed interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of March 31, 2021 and 2020 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

Medium Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. AHFC has one note outstanding under the Private MTN Program as of March 31, 2021. The note is long-term, with a fixed interest rate, a maturity date of September 20, 2021, and is denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.
Public MTN Program
In August 2019, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of March 31, 2021 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program as of March 31, 2021. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of March 31, 2021 and 2020 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contains certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of March 31, 2021 and 2020 were long-term and short-term, with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans and operating leases. Refer to Note 10 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 25, 2022, a $2.1 billion credit agreement, which expires on February 28, 2023, and a $1.4 billion credit agreement, which expires on February 28, 2025. As of March 31, 2021, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.6 billion syndicated bank credit facility that includes a $796 million credit agreement, which expires on March 25, 2022 and a $796 million credit agreement, which expires on March 25, 2025. As of March 31, 2021, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration dates.

The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of March 31, 2021, no amounts were drawn upon under these agreements. These agreements expire in September 2021. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

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

	March 31,
	2021			2020
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$64,088	$545	$586	$57,379	$704	$830
Cross currency swaps	6,303	373	46	4,001	44	142
Gross derivative assets/liabilities		918	632		748	972
Collateral posted/held		37	5		45	9
Counterparty netting adjustment		(591)	(591)		(764)	(764)
Net derivative assets/liabilities		$364	$46		$29	$217
The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Years ended March 31,
	2021	2020	2019

	(U.S. dollars in millions)
Interest rate swaps	$(148)	$(127)	$(23)
Cross currency swaps	377	(178)	(486)
Total gain/(loss) on derivative instruments	$229	$(305)	$(509)

Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Years ended March 31,
Income Statement	2021	2020	2019

	(U.S. dollars in millions)
Revenue:
Subsidy income	$1,476	$1,639	$1,633
Interest expense:
Related party debt	2	14	16
Other income, net:
VSC administration fees	106	109	109
Support Service Fee	(45)	(36)	(34)
General and administrative expenses:
Support Compensation Agreement fees	72	68	23
Benefit plan expenses	9	10	11
Shared services	69	70	67
Lease expense	2	—	—

	March 31,
Balance Sheet	2021	2020

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(891)	$(738)
Investment in operating leases, net:
Unearned subsidy income	(1,120)	(1,372)
Due from Parent and affiliated companies	194	93
Liabilities:
Debt:
Related party debt	$—	$533
Due to Parent and affiliated companies	106	72
Other liabilities:
Accrued interest expense	—	1
Unearned VSC administrative fees	333	363
Accrued benefit expenses	60	69
Operating lease liabilities	17	—
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
Related Party Debt
HCFI issued short-term notes to HCI to fund HCFI’s general corporate operations. Interest rates were based on prevailing rates of debt with comparable terms. Refer to Note 4 for additional information.
Vehicle Service Contract (VSC) Administration
AHFC performed administrative services for VSCs issued by certain subsidiaries of AHM. AHFC’s performance obligations for the services was satisfied over the term of the underlying contracts and revenue was recognized proportionate to the anticipated amount of services to be performed. Contract terms range between two and nine years with the majority of contracts having original terms between four and eight years. The majority of the administrative service revenue was recognized during the latter years of the underlying contracts as this is the period in which the majority of VSC claims are processed. AHFC received fees for performing the administrative services when the contracts were acquired. Effective April 1, 2021, the administration of VSCs has been transferred to AHM.
Unearned VSC administration fees represent AHFC’s contract liabilities and are included in other liabilities (Note 12). VSC administration income is recognized in other income, net (Note 13). HCFI receives fees for marketing VSCs issued by HCI. These fees are also recognized in other income, net. Refer to Note 1(i) for additional information.
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
Income taxes
The Company’s U.S. income taxes are recognized on a modified separate return basis pursuant to an intercompany income tax allocation agreement with AHM. Income tax related items are not included in the tables above. Refer to Notes 1(k) and 7 for additional information.
Other
AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the fiscal years ended March 31, 2021 and 2020, the Company recognized $8 million and $13 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.
The majority of the amounts due from the Parent and affiliated companies at March 31, 2021 and 2020 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at March 31, 2021 and 2020 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
Effective October 1, 2020, AHFC leases certain premises from its parent, AHM.
AHFC declared and paid semi-annual cash dividends to its parent, AHM, $143 million and $465 million during the fiscal year ended March 31, 2021, $292 million and $313 million during the fiscal year ended March 31, 2020, and $235 million and $271 million during the fiscal year ended March 31, 2019.

Note 7. Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Act primarily provided for a reduction of the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, and a one-time deemed repatriation transition tax (Transition Tax). In the period ended March 31, 2019, the Company completed its accounting for the Transition Tax based on the availability of new information in the period. As a result, the Company's effective tax rate was reduced by approximately 1.2% for the fiscal year ended March 31, 2019.
The Company has elected not to record deferred taxes for a Global Intangible Low-Taxed Income (GILTI) related book-tax differences, and will treat taxes due on further U.S. inclusions in taxable income related to GILTI as a current period expense when incurred.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which provides economic relief in response to the coronavirus pandemic. The CARES Act, among other things, includes provisions to allow certain net operating losses to be carried-back up to five years, to increase interest deduction limitations, and to make technical corrections to tax depreciation methods for qualified improvement property. During the fiscal year 2021, various U.S. states enacted legislation to respond to various provisions of the CARES Act.
On December 27, 2020, and March 11, 2021, the U.S. government enacted the Consolidated Appropriations Act (CAA) and American Rescue Plan Act (ARPA), respectively, both of which provide additional economic relief in response to the ongoing coronavirus pandemic. The Company evaluated the impact of the provisions of the CARES Act, CAA and ARPA, and concluded there was no material impact on the Company’s March 31, 2021 income tax accounts.

The Company’s consolidated income tax expense/(benefit) was computed on a modified separate return basis pursuant to the intercompany tax allocation agreement with the Parent and consisted of the following:

	Current	Deferred	Total

	(U.S. dollars in millions)
Year ended March 31, 2021
Federal	$36	$378	$414
State and local	146	(5)	141
Foreign	38	54	92
Total	$220	$427	$647
Year ended March 31, 2020
Federal	$(46)	$333	$287
State and local	231	(166)	65
Foreign	30	42	72
Total	$215	$209	$424
Year ended March 31, 2019
Federal	$(216)	$432	$216
State and local	246	(107)	139
Foreign	24	49	73
Total	$54	$374	$428
The allocation of federal tax expense between current and deferred tax expense reflects primarily the impact of accelerated federal depreciation offset by the elimination of like-kind exchange for personal property due to the Tax Act for the fiscal years ended March 31, 2021, 2020, and 2019.
Income tax expense differs from the expected income taxes by applying the statutory federal corporate rate of 21% to income before income taxes as follows:

	Years ended March 31,
	2021	2020	2019

	(U.S. dollars in millions)
Computed “expected” income taxes	$563	$301	$351
Foreign tax rate differential	19	14	15
State and local income taxes, net of federal income tax benefit	112	62	68
Change in estimated state tax rate, net of federal income tax benefit	(6)	(16)	39
Change in unrecognized tax benefit	(47)	64	48
Income tax credits	(3)	(6)	(52)
Effect of Tax Act	—	—	(49)
Other	9	5	8
Income tax expense	$647	$424	$428
The effect of the Tax Act includes benefits of $11 million related to re-measurement of deferred tax assets and liabilities and $38 million related to the Transition Tax. The income tax credits are primarily from the Qualified Plug-in Electric Drive Motor Vehicle Credit on the Company's lease vehicles. The Company recognizes the benefit of these credits in the period the credits arise. Any unused credits arising in the current year that are available to offset taxable income in future years are recognized in the deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31,
	2021	2020

	(U.S. dollars in millions)
Deferred tax assets:
State income tax	$163	$177
Receivable allowance	111	135
Accrued postretirement	12	16
State loss carryforwards	36	48
Income tax credits	80	76
Derivatives	—	19
Other assets	67	65
Total gross deferred tax assets	469	536
Less valuation allowance	—	—
Net deferred tax assets	469	536
Deferred tax liabilities:
HCFI leases	466	369
AHFC leases	6,950	6,679
Other	86	77
Total gross deferred tax liabilities	7,502	7,125
Net deferred tax liabilities	$7,033	$6,589
The increase in the net deferred tax liability is primarily attributable to accelerated depreciation benefits derived from the Tax Act.
For the fiscal year ended March 31, 2021, the Company reflected a $24 million increase in the deferred tax assets offset to retained earnings to account for the adoption of ASU 2016-13.
The effect of translating HCFI’s net deferred tax liabilities to U.S. dollars upon consolidation resulted in an increase of $41 million, a decrease of $19 million, and a decrease of $10 million during the fiscal years ended March 31, 2021, 2020, and 2019, respectively. The translation adjustments have been recognized as a component of other comprehensive income.
Exception to Recognition of Deferred Tax Liabilities
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI, which are intended to be indefinitely reinvested outside the United States. At March 31, 2021, $1.1 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of March 31, 2021 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $52 million, inclusive of currency translation adjustments.
Tax Attributes
Included in the Company’s deferred tax assets are net operating loss (NOL) carryforwards with tax benefits resulting from operating losses incurred in various states in which the Company files tax returns in the amounts of $36 million, $48 million, and $47 million at March 31, 2021, 2020, and 2019, respectively. The expiration, if applicable, of these NOL carryforwards varies based on the statutes of each of the applicable states through March 31, 2040. The deferred tax asset related to a federal income tax credit in the amount of $80 million at March 31, 2021 will expire in the fiscal years ending March 31, 2038 through 2041, if unused.

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended March 31,
	2021	2020	2019

	(U.S. dollars in millions)
Balance, beginning of year	$169	$86	$22
Additions for current year tax positions	—	—	—
Additions for prior year tax positions	—	98	64
Reductions for prior year tax positions	(21)	(15)	—
Settlements	(4)	—	—
Reductions related to a lapse in the statute of limitations	(49)	—	—
Foreign currency translation	—	—	—
Balance, end of year	$95	$169	$86
Included in the balance of unrecognized tax benefits at March 31, 2021, 2020 and 2019 are $94 million, $166 million and $84 million, net of the federal benefit of state taxes, respectively, the recognition of which would affect the Company’s effective tax rate in future periods. Although it is reasonably possible that the total amounts of unrecognized tax benefits could change within the next twelve months, the Company does not believe such change would be significant. As a result of the above unrecognized tax benefits and various favorable uncertain positions, the Company has recorded a net liability for uncertain tax positions, inclusive of interest and penalties of $103 million and $195 million as of March 31, 2021 and 2020, respectively (Note 12).
The Company recognizes income tax-related interest income, interest expense and penalties as a component of income tax expense. The Company recognized interest income of $20 million during the fiscal year ended March 31, 2021, and interest expense of $25 million and $9 million during the fiscal years ended March 31, 2020 and 2019, respectively. As of March 31, 2021, 2020 and 2019, the Company’s consolidated balance sheets reflect accrued interest payable of $16 million, $36 million, and $11 million, respectively.
During the fiscal year ended March 31, 2021, the Company reduced previously unrecognized tax benefits as a result of a change in tax accounting method filed with the Internal Revenue Service to change the timing of certain income recognition items. This reduction had no material net impact on the Company’s total tax expense for the period.
As of March 31, 2021, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2020, and returns filed for the taxable years ended March 31, 2008 through 2020 in various U.S. states. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2014 through 2020 federally, and returns filed for the taxable years ended March 31, 2008 through 2020, except for 2011 and 2012, provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

Note 8. Benefit Plans
The Company participates in certain retirement and other postretirement benefit plans sponsored by AHM and HCI (collectively referred to as the Sponsors).
The Company participates in defined benefit retirement plans (the Pension Plans) maintained by the Sponsors. The names of the Pension Plans maintained by AHM are the Honda Retirement Plan and the Honda Pension Equalization Plan. The name of the Pension Plan maintained by HCI is the Pension Plan for Associates of Honda Canada Inc. Employees who commenced service after September 3, 2013 are not eligible to participate in the Pension Plans maintained by AHM. Under the amendments to the Pension Plan maintained by HCI, employees who commenced service after January 1, 2014 are not eligible to participate in their Pension Plan. The Company pays for its share of the Pension Plan costs allocated by the Sponsors. The Pension Plans’ expense, included in general and administrative expenses, was $21 million for the fiscal year ended March 31, 2021, $6 million for the fiscal year ended March 31, 2020 and $7 million for the fiscal year ended March 31, 2019.
The Company participates in defined contribution savings plans (the Savings Plans) maintained by the Sponsors. Participants in these plans make contributions subject to Internal Revenue Service or Canada Revenue Agency limits. General and administrative expenses include the Company's portion of contributions to the Savings Plans of $8 million for the fiscal years ended March 31, 2021, 2020, and 2019.
The Company participates in other postretirement plans maintained by the Sponsors primarily to provide certain healthcare benefits for retired employees. Substantially all employees become eligible for these benefits if they have met certain age and service requirements at retirement. Included in the general and administrative expenses was a benefit for the postretirement plans of $12 million for the fiscal year ended March 31, 2021, and an expense for postretirement plans of $4 million for both the fiscal years ended March 31, 2020 and 2019.

Note 9. Commitments and Contingencies
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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At March 31, 2021, maturities of operating lease liabilities were as follows:

Year ending March 31:	(U.S. dollars in millions)
2022	$9
2023	8
2024	8
2025	8
2026	8
Thereafter	33
Total undiscounted future lease obligations	74
Less: imputed interest	(9)
Operating lease liabilities	$65

Lease expense under operating leases was $10 million for the fiscal years ended March 31, 2021, 2020, and 2019. Rent expense is included within general and administrative expenses.
As of March 31, 2021, the weighted average remaining lease term for operating leases was 8.6 years and the weighted average remaining discount rate for operating leases was 2.88%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $563 million as of March 31, 2021. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $5 million as of March 31, 2021.
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

Note 10. Securitizations and Variable Interest Entities (VIE)
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
During the fiscal years ended March 31, 2021 and 2020, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $4.8 billion and $6.2 billion, respectively. The notes were secured by assets with an initial balance of $5.1 billion and $6.8 billion, for the fiscal years ended March 31, 2021 and 2020, respectively.

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

	March 31, 2021
	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$8,783	$378	$16	$8,540	$4
Operating lease securitizations	440	2	1	350	2
Total	$9,223	$380	$17	$8,890	$6

	March 31, 2020
	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,645	$581	$16	$9,345	$7
Operating lease securitizations	493	1	—	403	2
Total	$10,138	$582	$16	$9,748	$9
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 11).

In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of March 31, 2021 and 2020, AHFC and HCFI had combined cash collections of $581 million and $468 million, respectively, which were required to be remitted to the SPEs.

Note 11. Other Assets
Other assets consisted of the following:

	March 31,
	2021	2020

	(U.S. dollars in millions)
Interest receivable and other assets	$92	$107
Vehicles held for disposition	94	228
Other receivables	194	172
Deferred expense	93	105
Software, net of accumulated amortization of $168 and $156 as of March 31, 2021, and 2020, respectively	24	23
Property and equipment, net of accumulated depreciation of $19 and $23 as of March 31, 2021, and 2020, respectively	3	4
Restricted cash	380	582
Operating lease assets	62	48
Like-kind exchange assets	89	91
Other miscellaneous assets	11	18
Total	$1,042	$1,378
Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $11 million for the fiscal years ended March 31, 2021 and 2020, and 2019.

Note 12. Other Liabilities
Other liabilities consisted of the following:

	March 31,
	2021	2020

	(U.S. dollars in millions)
Dealer payables	$175	$68
Accrued interest expense	138	138
Accounts payable and accrued expenses	484	408
Lease security deposits	81	84
Unearned VSC administrative fees (Note 6)	333	363
Unearned income, operating leases	340	358
Operating lease liabilities	65	55
Uncertain tax positions	103	195
Other liabilities	15	20
Total	$1,734	$1,689

Note 13. Other Income, net
Other income consisted of the following:

	Years ended March 31,
	2021	2020	2019

	(U.S. dollars in millions)
VSC administration (Note 6)	$106	$109	$109
Other, net	(42)	(21)	(38)
Total	$64	$88	$71

Note 14. Fair Value Measurements
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
Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$545	$—	$545
Cross currency swaps	—	373	—	373
Total assets	$—	$918	$—	$918
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$586	$—	$586
Cross currency swaps	—	46	—	46
Total liabilities	$—	$632	$—	$632

	March 31, 2020
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$704	$—	$704
Cross currency swaps	—	44	—	44
Total assets	$—	$748	$—	$748
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$830	$—	830
Cross currency swaps	—	142	—	142
Total liabilities	$—	$972	$—	$972
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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the fiscal years ended March 31, 2021 and 2020. Refer to notes 1(m) and 5 for additional information on derivative instruments.
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
March 31, 2021
Vehicles held for disposition	$—	$—	$50	$50	$13
March 31, 2020
Vehicles held for disposition	$—	$—	$145	$145	$31
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

	March 31, 2021
		Fair value
	Carrying value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$1,870	$1,870	$—	$—	$1,870
Dealer loans, net	4,077	—	—	3,936	3,936
Retail loans, net	37,356	—	—	38,284	38,284
Restricted cash	380	380	—	—	380

Liabilities:
Commercial paper	$5,542	$—	$5,543	$—	$5,543
Related party debt	—	—	—	—	—
Bank loans	4,052	—	4,085	—	4,085
Medium term note programs	29,470	—	30,069	—	30,069
Other debt	3,973	—	4,066	—	4,066
Secured debt	8,890	—	8,968	—	8,968

	March 31, 2020
		Fair value
	Carrying value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$1,503	$1,503	$—	$—	$1,503
Dealer loans, net	5,600	—	—	5,136	5,136
Retail loans, net	33,954	—	—	34,441	34,441
Restricted cash	582	582	—	—	582

Liabilities:
Commercial paper	$5,490	$—	$5,488	$—	$5,488
Related party debt	533	—	533	—	533
Bank loans	4,938	—	4,780	—	4,780
Medium term note programs	26,157	—	25,740	—	25,740
Other debt	3,266	—	3,232	—	3,232
Secured debt	9,748	—	9,794	—	9,794
Fair value information presented in the tables above is based on information available at March 31, 2021 and 2020. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

Note 15. Segment Information
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
Financial information for the Company’s reportable segments for the fiscal years ended or at March 31 is summarized in the following tables:

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2021
Revenues:
Retail	$1,474	$190	$—	$1,664
Dealer	94	13	—	107
Operating leases	6,437	1,328	—	7,765
Total revenues	8,005	1,531	—	9,536
Leased vehicle expenses	4,576	1,004	—	5,580
Interest expense	772	121	—	893
Realized (gains)/losses on derivatives and foreign currency denominated debt	247	39	(286)	—
Net revenues	2,410	367	286	3,063
Other income	51	13	—	64
Total net revenues	2,461	380	286	3,127
Expenses:
General and administrative expenses	418	53	—	471
Provision for credit losses	(65)	(4)	—	(69)
Impairment loss on operating lease	—	—	—	—
Early termination loss on operating leases	(157)	1	—	(156)
(Gain)/Loss on derivative instruments	—	—	(229)	(229)
(Gain)/Loss on foreign currency revaluation of debt	—	—	430	430
Income before income taxes	$2,265	$330	$85	$2,680
March 31, 2021
Finance receivables, net	$36,905	$4,528	$—	$41,433
Investment in operating leases, net	30,036	5,309	—	35,345
Total assets	70,590	10,212	—	80,802

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2020
Revenues:
Retail	$1,533	$204	$—	$1,737
Dealer	198	24	—	222
Operating leases	6,402	1,347	—	7,749
Total revenues	8,133	1,575	—	9,708
Leased vehicle expenses	4,667	1,026	—	5,693
Interest expense	1,063	178	—	1,241
Realized (gains)/losses on derivatives and foreign currency denominated debt	106	(4)	(102)	—
Net revenues	2,297	375	102	2,774
Other income	77	11	—	88
Total net revenues	2,374	386	102	2,862
Expenses:
General and administrative expenses	439	59	—	498
Provision for credit losses	393	9	—	402
Impairment loss on operating leases	—	—	—	—
Early termination loss on operating leases	327	4	—	331
(Gain)/Loss on derivative instruments	—	—	305	305
(Gain)/Loss on foreign currency revaluation of debt	—	—	(107)	(107)
Income before income taxes	$1,215	$314	$(96)	$1,433
March 31, 2020
Finance receivables, net	$35,381	$4,173	$—	$39,554
Investment in operating leases, net	28,809	5,034	—	33,843
Total assets	67,566	9,690	—	77,256

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2019
Revenues:
Retail	$1,406	$208	$—	$1,614
Dealer	211	21	—	232
Operating leases	6,001	1,252	—	7,253
Total revenues	7,618	1,481	—	9,099
Leased vehicle expenses	4,420	969	—	5,389
Interest expense	1,015	175	—	1,190
Realized (gains)/losses on derivatives and foreign currency denominated debt	15	(17)	2	—
Net revenues	2,168	354	(2)	2,520
Other income	63	8	—	71
Total net revenues	2,231	362	(2)	2,591
Expenses:
General and administrative expenses	403	53	—	456
Provision for credit losses	242	7	—	249
Impairment loss on operating leases	14	—	—	14
Early termination loss on operating leases	98	3	—	101
(Gain)/Loss on derivative instruments	—	—	509	509
(Gain)/Loss on foreign currency revaluation of debt	—	—	(407)	(407)
Income before income taxes	$1,474	$299	$(104)	$1,669
March 31, 2019
Finance receivables, net	$36,028	$4,396	$—	$40,424
Investment in operating leases, net	27,493	5,113	—	32,606
Total assets	66,264	9,700	—	75,964

Note 16. Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

	(U.S. dollars in millions)
Year ended March 31, 2021
Total revenues	$2,344	$2,393	$2,399	$2,400	$9,536
Leased vehicle expenses	1,436	1,361	1,391	1,392	5,580
Interest expense	264	226	207	196	893
Other income	12	17	17	18	64
Total net revenues	656	823	818	830	3,127
Provision for credit losses (1)	3	(4)	(19)	(49)	(69)
Early termination loss on operating leases (1)	(56)	(59)	(18)	(23)	(156)
Net income	436	553	559	485	2,033
Net income attributable to American Honda Finance Corporation	413	517	525	457	1,912
Year ended March 31, 2020
Total revenues	$2,393	$2,435	$2,442	$2,438	$9,708
Leased vehicle expenses	1,392	1,409	1,463	1,429	5,693
Interest expense	322	318	307	294	1,241
Other income	20	23	24	21	88
Total net revenues	699	731	696	736	2,862
Provision for credit losses (2)	48	58	65	231	402
Early termination loss on operating leases (2)	24	36	37	234	331
Net income	299	388	295	27	1,009
Net income attributable to American Honda Finance Corporation	272	355	268	17	912

________________________
(1)During fiscal year ended March 31, 2021, the negative provision for credit losses was attributable to the reduction in the allowance for credit losses and lower than expected net charge-offs of retail loans. Additionally, the reversal of early termination losses on operating leases was the result of lower than expected realized losses during fiscal year 2021 and a reduction in the estimated impact of COVID-19 will have on the lessee default rates. The negative provision for credit losses and the reversal of early termination losses has resulted in higher net income.
(2)During the fourth quarter of fiscal year ended March 31, 2020, the increase in provision for credit losses and early termination losses on operating leases due to COVID-19 pandemic has resulted in a lower net income.