Form 10-Q
period 2021-06-30
AMERICAN HONDA FINANCE CORP
filed 2021-08-05
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-36111
AMERICAN HONDA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1919 Torrance Blvd., Torrance, California	90501
(Address of principal executive offices)	(Zip Code)

(310) 972-2555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
1.300% Medium-Term Notes, Series A Due March 21, 2022	N/A	New York Stock Exchange
2.625% Medium-Term Notes, Series A Due October 14, 2022	N/A	New York Stock Exchange
1.375% Medium-Term Notes, Series A Due November 10, 2022	N/A	New York Stock Exchange
0.550% Medium-Term Notes, Series A Due March 17, 2023	N/A	New York Stock Exchange
0.750% Medium-Term Notes, Series A Due January 17, 2024	N/A	New York Stock Exchange
0.350% Medium-Term Notes, Series A Due August 26, 2022	N/A	New York Stock Exchange
1.600% Medium-Term Notes, Series A Due April 20, 2022	N/A	New York Stock Exchange
1.950% Medium-Term Notes, Series A Due October 18, 2024	N/A	New York Stock Exchange
0.750% Medium-Term Notes, Series A Due November 25, 2026	N/A	New York Stock Exchange
0.300% Medium-Term Notes, Series A Due July 7, 2028	N/A	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of July 31, 2021, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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
For the quarter ended June 30, 2021
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
Additional information regarding these and other risks and uncertainties to which our business is subject to is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed with the Securities and Exchange Commission on June 24, 2021. Readers of this Quarterly Report should review the information contained in that report, and in any subsequent reports that we file with the Securities and Exchange Commission as such risks and uncertainties may be amended, supplemented or superseded from time to time. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share amounts)

	June 30, 2021	March 31, 2021
Assets
Cash and cash equivalents	$1,608	$1,870
Finance receivables, net	41,412	41,433
Investment in operating leases, net	36,300	35,345
Due from Parent and affiliated companies	184	194
Other assets	831	1,042
Derivative instruments	951	918
Total assets	$81,286	$80,802
Liabilities and Equity
Debt	$52,129	$51,927
Due to Parent and affiliated companies	86	106
Income taxes payable	318	205
Deferred income taxes	7,113	7,033
Other liabilities	1,372	1,734
Derivative instruments	467	632
Total liabilities	61,485	61,637
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of June 30, 2021 and March 31, 2021	1,366	1,366
Retained earnings	17,192	16,626
Accumulated other comprehensive loss	(27)	(44)
Total shareholder’s equity	18,531	17,948
Noncontrolling interest in subsidiary	1,270	1,217
Total equity	19,801	19,165
Total liabilities and equity	$81,286	$80,802

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	June 30, 2021	March 31, 2021
Finance receivables, net	$8,818	$8,783
Investment in operating leases, net	401	440
Other assets	374	397
Total assets	$9,593	$9,620
Secured debt	$8,830	$8,890
Other liabilities	5	6
Total liabilities	$8,835	$8,896

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2021	2020
Revenues:
Retail	$417	$407
Dealer	21	32
Operating leases	2,012	1,905
Total revenues	2,450	2,344
Leased vehicle expenses	1,412	1,436
Interest expense	190	264
Net revenues	848	644
Other income, net	9	12
Total net revenues	857	656
Expenses:
General and administrative expenses	120	112
Provision for credit losses	(32)	3
Early termination loss on operating leases	(7)	(56)
Gain on derivative instruments	(101)	(93)
Loss on foreign currency revaluation of debt	56	107
Total expenses	36	73
Income before income taxes	821	583
Income tax expense	217	147
Net income	604	436
Less: Net income attributable to noncontrolling interest	38	23
Net income attributable to American Honda Finance Corporation	$566	$413

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2021	2020
Net income	$604	$436
Other comprehensive income:
Foreign currency translation adjustment	32	73
Comprehensive income	636	509
Less: Comprehensive income attributable to noncontrolling interest	53	58
Comprehensive income attributable to American Honda Finance Corporation	$583	$451

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2020	$17,563	$15,395	$(175)	$1,366	$977
Adoption of accounting standard (Note 1)	(75)	(73)	—	—	(2)
Net income	436	413	—	—	23
Other comprehensive income	73	—	38	—	35
Balance at June 30, 2020	$17,997	$15,735	$(137)	$1,366	$1,033

Balance at March 31, 2021	$19,165	$16,626	$(44)	$1,366	$1,217
Net income	604	566	—	—	38
Other comprehensive income	32	—	17	—	15
Balance at June 30, 2021	$19,801	$17,192	$(27)	$1,366	$1,270

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$604	$436
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(96)	(47)
Provision for credit losses	(32)	3
Early termination loss on operating leases	(7)	(56)
Depreciation on leased vehicles	1,458	1,416
Accretion of unearned subsidy income	(392)	(361)
Amortization of deferred dealer participation and other deferred costs	97	88
Gain on disposition of leased vehicles	(80)	(8)
Deferred income taxes	75	148
Changes in operating assets and liabilities:
Income taxes receivable/payable	112	(7)
Other assets	133	(83)
Accrued interest/discounts on debt	2	30
Other liabilities	(395)	52
Due to/from Parent and affiliated companies	(10)	(14)
Net cash provided by operating activities	1,469	1,597
Cash flows from investing activities:
Finance receivables acquired	(6,744)	(4,424)
Principal collected on finance receivables	5,323	4,244
Net change in wholesale loans	1,382	1,624
Purchase of operating lease vehicles	(5,793)	(3,063)
Disposal of operating lease vehicles	3,540	2,035
Cash received for unearned subsidy income	499	276
Other investing activities, net	(3)	(2)
Net cash (used in)/provided by investing activities	(1,796)	690

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2021	2020
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$10,083	$12,328
Paydown of commercial paper	(9,044)	(12,814)
Proceeds from issuance of short-term debt	—	214
Paydown of short-term debt	(240)	(433)
Proceeds from issuance of related party debt	—	435
Paydown of related party debt	—	(613)
Proceeds from issuance of medium-term notes and other debt	400	1,844
Paydown of medium-term notes and other debt	(1,082)	(1,692)
Proceeds from issuance of secured debt	1,496	1,246
Paydown of secured debt	(1,571)	(1,330)
Net cash provided by/(used in) financing activities	42	(815)
Effect of exchange rate changes on cash and cash equivalents	3	14
Net (decrease)/increase in cash and cash equivalents	(282)	1,486
Cash and cash equivalents and restricted cash at beginning of period	2,250	2,085
Cash and cash equivalents and restricted cash at end of period	$1,968	$3,571
Supplemental disclosures of cash flow information:
Interest paid	$138	$214
Income taxes paid	$33	$8

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	June 30,
	2021	2020
Cash and cash equivalents	$1,608	$3,022
Restricted cash included in other assets (1)	360	549
Total	$1,968	$3,571
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

Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations, cash flows, and financial condition for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year or for any other interim period. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements, significant accounting policies, and the other notes to the consolidated financial statements for the fiscal year ended March 31, 2021 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on June 24, 2021. All significant intercompany balances and transactions have been eliminated upon consolidation.

Recently Adopted Accounting Standard
Effective April 1, 2021, the Company adopted Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of this standard did not have a material impact on the consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	June 30, 2021
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$39,588	$2,622	$42,210
Allowance for credit losses	(247)	(8)	(255)
Deferred dealer participation and other deferred costs	441	—	441
Unearned subsidy income	(984)	—	(984)
Finance receivables, net	$38,798	$2,614	$41,412

	March 31, 2021
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$38,102	$4,085	$42,187
Allowance for credit losses	(280)	(8)	(288)
Deferred dealer participation and other deferred costs	434	—	434
Unearned subsidy income	(900)	—	(900)
Finance receivables, net	$37,356	$4,077	$41,433

Finance receivables include retail loans with a net carrying amount of $8.8 billion as of both June 30, 2021 and March 31, 2021, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three months ended June 30, 2021
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of April 1, 2021	$280	$8	$288
Provision	(32)	—	(32)
Charge-offs	(29)	—	(29)
Recoveries	28	—	28
Effect of translation adjustment	—	—	—
Ending balance as of June 30, 2021	$247	$8	$255

	Three months ended June 30, 2020
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$364	$6	$370
Cumulative effective of adopting ASU 2016-13	98	3	101
Beginning balance as of April 1, 2020	462	9	471
Provision	3	—	3
Charge-offs	(66)	—	(66)
Recoveries	26	—	26
Effect of translation adjustment	—	—	—
Ending balance as of June 30, 2020	$425	$9	$434

The allowance declined during the three months ended June 30, 2021 reflecting a reduction in expected credit losses due to favorable revisions to forecasted economic factors including forecasted personal bankruptcy rates and better than expected net charge-offs during the period.
There were no modifications to the terms of dealer loan contracts that constituted troubled debt restructurings during the three months ended June 30, 2021 and 2020. The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three months ended June 30, 2021 and 2020. The Company does allow limited payment deferrals on consumer finance receivables. These payment deferrals are not treated as troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period. Payment deferrals were also granted to certain customers impacted by COVID-19 beginning in mid-March 2020 through the end of March 2021. Customers taking advantage of the deferrals are not considered delinquent during such deferral periods and therefore were not reflected in delinquency measures.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
June 30, 2021
Retail loans:
New auto	$158	$41	$7	$206	$32,287	$32,493
Used and certified auto	61	16	2	79	5,005	5,084
Motorcycle and other	12	4	1	17	1,451	1,468
Total retail loans	231	61	10	302	38,743	39,045
Dealer loans:
Wholesale flooring	1	—	—	1	1,832	1,833
Commercial loans	—	—	—	—	789	789
Total dealer loans	1	—	—	1	2,621	2,622
Total finance receivables	$232	$61	$10	$303	$41,364	$41,667

March 31, 2021
Retail loans:
New auto	$145	$33	$7	$185	$30,715	$30,900
Used and certified auto	50	12	3	65	5,202	5,267
Motorcycle and other	10	3	2	15	1,454	1,469
Total retail loans	205	48	12	265	37,371	37,636
Dealer loans:
Wholesale flooring	1	—	—	1	3,205	3,206
Commercial loans	—	—	—	—	879	879
Total dealer loans	1	—	—	1	4,084	4,085
Total finance receivables	$206	$48	$12	$266	$41,455	$41,721

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2022	2021	2020	2019	2018	Prior	Total

	(U.S. dollars in millions)
June 30, 2021
Credit grade A	$4,107	$10,731	$4,718	$3,341	$1,605	$595	$25,097
Credit grade B	957	2,676	1,328	855	521	230	6,567
Credit grade C	678	1,913	1,084	653	420	188	4,936
Credit grade D	190	577	520	299	178	88	1,852
Others	82	206	136	92	48	29	593
Total retail loans	$6,014	$16,103	$7,786	$5,240	$2,772	$1,130	$39,045

	Retail loans by vintage fiscal year

	2021	2020	2019	2018	2017	Prior	Total

	(U.S. dollars in millions)
March 31, 2021
Credit grade A	$11,763	$5,384	$3,965	$1,982	$728	$136	$23,958
Credit grade B	2,898	1,508	996	629	255	60	6,346
Credit grade C	2,081	1,245	767	504	206	47	4,850
Credit grade D	628	598	349	212	90	27	1,904
Others	223	153	105	58	32	7	578
Total retail loans	$17,593	$8,888	$6,182	$3,385	$1,311	$277	$37,636
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2022	2021	2020	2019	2018	Prior	Revolving loans	Wholesale Flooring	Total
	(U.S. dollars in millions)
June 30, 2021
Group I	$—	$153	$57	$—	$51	$124	$205	$732	$1,322
Group II	6	90	20	37	19	27	—	1,101	1,300
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$6	$243	$77	$37	$70	$151	$205	$1,833	$2,622

	Commercial loans by vintage fiscal year

	2021	2020	2019	2018	2017	Prior	Revolving loans	Wholesale Flooring	Total
	(U.S. dollars in millions)
March 31, 2021
Group I	$155	$57	$—	$43	$44	$88	$283	$1,491	$2,161
Group II	92	25	40	30	9	13	—	1,715	1,924
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$247	$82	$40	$73	$53	$101	$283	$3,206	$4,085

Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	June 30, 2021	March 31, 2021

	(U.S. dollars in millions)
Operating lease vehicles	$45,857	$45,153
Accumulated depreciation	(8,457)	(8,726)
Deferred dealer participation and initial direct costs	135	130
Unearned subsidy income	(1,152)	(1,123)
Estimated early termination losses	(83)	(89)
Investment in operating leases, net	$36,300	$35,345

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Operating lease revenue consisted of the following:

	Three months ended June 30,
	2021	2020

	(U.S. dollars in millions)
Lease payments	$1,769	$1,675
Subsidy income and dealer rate participation, net	230	220
Reimbursed lessor costs	13	10
Total operating lease revenue, net	$2,012	$1,905

Leased vehicle expenses consisted of the following:

	Three months ended June 30,
	2021	2020

	(U.S. dollars in millions)
Depreciation expense	$1,458	$1,416
Initial direct costs and other lessor costs	34	28
Gain on disposition of leased vehicles (1)	(80)	(8)
Total leased vehicle expenses, net	$1,412	$1,436
________________________
(1)Included in the gain on disposition of leased vehicles are end of term charges of $12 million and $19 million for the three months ended June 30, 2021 and 2020, respectively.
Investment in operating leases includes lease assets with a net carrying amount of $401 million and $440 million as of June 30, 2021 and March 31, 2021, respectively, which have been transferred to SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These investments in operating leases are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.
Contractual operating lease payments due as of June 30, 2021 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve-month periods ending June 30,	(U.S. dollars in millions)

2022	$6,068
2023	4,015
2024	1,663
2025	255
2026	66
Total	$12,067
The Company recognized a reversal of early termination losses on operating leases of $7 million and $56 million during the three months ended June 30, 2021 and 2020, respectively. Actual net gain realized totaled $1 million, and actual net losses realized totaled $33 million for the three months ended June 30, 2021 and 2020, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of less than $1 million and $14 million for the three months ended June 30, 2021 and 2020, respectively.
No impairment losses due to declines in estimated residual values were recognized during the three months ended June 30, 2021 and 2020.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate		Contractual interest rate ranges
	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$6,596	$5,542	0.25%	0.31%	0.16 - 0.40%	0.20 - 0.67%
Bank loans	3,746	4,052	0.97%	1.01%	0.56 - 1.29%	0.56 - 1.29%
Private MTN program	500	500	3.80%	3.80%	3.80 - 3.80%	3.80 - 3.80%
Public MTN program	28,404	28,943	1.54%	1.53%	0.30 - 3.63%	0.33 - 3.63%
Euro MTN programme	27	27	2.23%	2.23%	2.23 - 2.23%	2.23 - 2.23%
Other debt	4,026	3,973	2.11%	2.11%	0.53 - 3.44%	0.53 - 3.44%
Total unsecured debt	43,299	43,037
Secured debt	8,830	8,890	1.12%	1.34%	0.09 - 3.30%	0.12 - 3.30%
Total debt	$52,129	$51,927

As of June 30, 2021, the outstanding principal balance of long-term debt with floating interest rates totaled $8.9 billion, long-term debt with fixed interest rates totaled $36.0 billion, and short-term debt with floating or fixed interest rates totaled $7.2 billion. As of March 31, 2021, the outstanding principal balance of long-term debt with floating interest rates totaled $9.9 billion, long-term debt with fixed interest rates totaled $35.6 billion, and short-term debt with floating or fixed interest rates totaled $6.4 billion.
Commercial Paper
As of June 30, 2021 and March 31, 2021, the Company had commercial paper programs that provide the Company with available funds of up to $9.0 billion, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $6.2 billion and $4.6 billion during the three months ended June 30, 2021 and 2020, respectively. The maximum balance outstanding at any month-end during the three months ended June 30, 2021 and 2020 was $6.6 billion and $5.0 billion, respectively.
Bank Loans
Outstanding bank loans at June 30, 2021 were either short-term or long-term, with floating or fixed interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of June 30, 2021 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.
Medium-Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. AHFC has one note outstanding under the Private MTN Program as of June 30, 2021. The note is long-term, with a fixed interest rate and a maturity date of September 20, 2021, and denominated in U.S. dollars. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contains certain covenants, including negative pledge provisions.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Public MTN Program
In August 2019, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of June 30, 2021 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program as of June 30, 2021. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of June 30, 2021 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of June 30, 2021 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans and operating leases. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 25, 2022, a $2.1 billion credit agreement, which expires on February 28, 2023, and a $1.4 billion credit agreement, which expires on February 28, 2025. As of June 30, 2021, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.6 billion syndicated bank credit facility that includes a $807 million credit agreement, which expires on March 25, 2022 and a $807 million credit agreement, which expires on March 25, 2025. As of June 30, 2021, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of June 30, 2021, no amounts were drawn upon under these agreements. These agreements expire in September 2021. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

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

	June 30, 2021			March 31, 2021
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$66,537	$530	$429	$64,088	$545	$586
Cross currency swaps	6,303	421	38	6,303	373	46
Gross derivative assets/liabilities		951	467		918	632
Collateral posted/held		25	8		37	5
Counterparty netting adjustment		(453)	(453)		(591)	(591)
Net derivative assets/liabilities		$523	$22		$364	$46

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended June 30,
	2021	2020

	(U.S. dollars in millions)
Interest rate swaps	$58	$(9)
Cross currency swaps	43	102
Total gain on derivative instruments	$101	$93

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended June 30,
Income Statement	2021	2020

	(U.S. dollars in millions)
Revenue:
Subsidy income	$390	$359
Interest expense:
Related party debt	—	1
Other income, net:
VSC administration fees	1	26
Support Service Fee	—	(11)
General and administrative expenses:
Support Compensation Agreement fees	19	17
Benefit plan expenses	2	2
Shared services	18	18
Lease expense	1	—

Balance Sheet	June 30, 2021	March 31, 2021

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(974)	$(891)
Investment in operating leases, net:
Unearned subsidy income	(1,149)	(1,120)
Due from Parent and affiliated companies	184	194
Liabilities:
Due to Parent and affiliated companies	86	106
Other liabilities:
Unearned VSC administrative fees	—	333
Accrued benefit expenses	62	60
Operating lease liabilities	17	17

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
Related Party Debt
HCFI no longer issues short-term notes to HCI to fund HCFI's general corporate operations and has paid the remaining balance as of March 31, 2021. Interest rates were based on prevailing rates of debt with comparable terms.
Vehicle Service Contract (VSC) Administration
AHFC performed administrative services for VSCs issued by certain subsidiaries of AHM. AHFC’s performance obligations for the services were satisfied over the term of the underlying contracts and revenue was recognized proportionate to the anticipated amount of services to be performed. Contract terms range between two and nine years with the majority of contracts having original terms between four and eight years. The majority of the administrative service revenue was recognized during the latter years of the underlying contracts as this is the period in which the majority of VSC claims were processed. AHFC received fees for performing the administrative services when the contracts were acquired. Effective April 1, 2021, the administration of VSCs has been transferred to AHM.
Unearned VSC administration fees represented AHFC’s contract liabilities and were included in other liabilities (Note 11). VSC administration income was recognized in other income, net (Note 12). HCFI receives fees for marketing VSCs issued by HCI. These fees were recognized in other income, net.
AHFC paid fees to AHM for services provided in support of AHFC’s performance of VSC administrative services. The support fees were recognized as an expense within other income, net (Note 12).
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
Other
AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the three months ended June 30, 2021 and 2020, the Company recognized $1 million and $3 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.
The majority of the amounts due from the Parent and affiliated companies at June 30, 2021 and March 31, 2021 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at June 30, 2021 and March 31, 2021 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
Effective October 1, 2020, AHFC leases certain premises from its parent, AHM.
In July 2021 and 2020, AHFC declared and paid cash dividends of $491 million and $143 million, respectively, to its parent, AHM.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 7. Income Taxes

The Company's effective tax rate was 26.4% and 25.2% for the three months ended June 30, 2021 and 2020, respectively. The increase in the effective tax rate for the three months ended June 30, 2021 was primarily due to an increase in state taxes. The Company’s effective tax rate for the three months ended June 30, 2021, differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At June 30, 2021, $1.2 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of June 30, 2021 were to be distributed, the tax liability associated with these earnings would be $59 million, inclusive of currency translation adjustments.
As of June 30, 2021, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2020, and returns filed for the taxable years ended March 31, 2008 through 2020 in various U.S. states. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2014 through 2020, federally, and returns filed for the taxable years ended March 31, 2008 through 2020, except for 2011 and 2012, provincially. The Company believes appropriate provisions have been made for all outstanding issues for all open years and does not expect any material changes in the amounts of unrecognized tax benefits during the fiscal year ending March 31, 2022.

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
In November 2020, we finalized plans to consolidate our nine regional offices in the United States into three customer and dealer services centers located in California, Texas, and Georgia. The consolidation is to take place in stages from June 2021 through the fall of 2022.
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At June 30, 2021, maturities of operating lease liabilities were as follows:

Twelve-month periods ending June 30,	(U.S. dollars in millions)

2022	$11
2023	9
2024	8
2025	7
2026	8
Thereafter	30
Total undiscounted future lease obligations	73
Less: imputed interest	(9)
Operating lease liabilities	$64

Lease expense under operating leases was $3 million and $2 million for the three months ended June 30, 2021 and 2020, respectively. Rent expense is included within general and administrative expenses.
As of June 30, 2021, the weighted average remaining lease term for operating leases was 8.3 years and the weighted average remaining discount rate for operating leases was 2.85%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $718 million as of June 30, 2021. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $5 million as of June 30, 2021.
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
During the three months ended June 30, 2021 and 2020, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $1.5 billion and $1.3 billion, respectively. The notes were secured by assets with an initial balance of $1.6 billion and $1.3 billion, respectively.
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

	June 30, 2021

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$8,818	$358	$13	$8,515	$3
Operating lease securitizations	401	2	1	315	2
Total	$9,219	$360	$14	$8,830	$5

	March 31, 2021

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$8,783	$378	$16	$8,540	$4
Operating lease securitizations	440	2	1	350	2
Total	$9,223	$380	$17	$8,890	$6
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of June 30, 2021, and March 31, 2021, AHFC and HCFI had combined cash collections of $549 million and $581 million, respectively, which were required to be remitted to the SPEs.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 10. Other Assets
Other assets consisted of the following:

	June 30, 2021	March 31, 2021

	(U.S. dollars in millions)
Interest receivable and other assets	$88	$92
Vehicles held for disposition	48	94
Other receivables	149	194
Deferred expense	7	93
Software, net of accumulated amortization of $168 as of both June 30, 2021 and March 31, 2021	23	24
Property and equipment, net of accumulated depreciation of $19 as of both June 30, 2021 and March 31, 2021	5	3
Restricted cash	360	380
Operating lease assets	60	62
Like-kind exchange assets	81	89
Other miscellaneous assets	10	11
Total	$831	$1,042

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $3 million for both the three months ended June 30, 2021 and 2020.

Note 11. Other Liabilities
Other liabilities consisted of the following:

	June 30, 2021	March 31, 2021

	(U.S. dollars in millions)
Dealer payables	$147	$175
Accrued interest expense	178	138
Accounts payable and accrued expenses	448	484
Lease security deposits	79	81
Unearned VSC administrative fees (Note 6)	—	333
Unearned income, operating leases	340	340
Operating lease liabilities	64	65
Uncertain tax positions	100	103
Other liabilities	16	15
Total	$1,372	$1,734

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 12. Other Income, net
Other income consisted of the following:

	Three months ended June 30,
	2021	2020

	(U.S. dollars in millions)
VSC administration fees (Note 6)	$1	$26
Other, net	8	(14)
Total	$9	$12

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

Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2021
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$530	$—	$530
Cross currency swaps	—	421	—	421
Total assets	$—	$951	$—	$951
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$429	$—	$429
Cross currency swaps	—	38	—	38
Total liabilities	$—	$467	$—	$467

	March 31, 2021
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$545	$—	$545
Cross currency swaps	—	373	—	373
Total assets	$—	$918	$—	$918
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$586	$—	$586
Cross currency swaps	—	46	—	46
Total liabilities	$—	$632	$—	$632

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the three months ended June 30, 2021 and 2020. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
June 30, 2021
Vehicles held for disposition	$—	$—	$26	$26	$5
June 30, 2020
Vehicles held for disposition	$—	$—	$131	$131	$19

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2021
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$1,608	$1,608	$—	$—	$1,608
Dealer loans, net	2,614	—	—	2,492	2,492
Retail loans, net	38,798	—	—	39,743	39,743
Restricted cash	360	360	—	—	360
Liabilities:
Commercial paper	$6,596	$—	$6,596	$—	$6,596
Bank loans	3,746	—	3,777	—	3,777
Medium-term note programs	28,931	—	29,579	—	29,579
Other debt	4,026	—	4,111	—	4,111
Secured debt	8,830	—	8,892	—	8,892

	March 31, 2021
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$1,870	$1,870	$—	$—	$1,870
Dealer loans, net	4,077	—	—	3,936	3,936
Retail loans, net	37,356	—	—	38,284	38,284
Restricted cash	380	380	—	—	380
Liabilities:
Commercial paper	$5,542	$—	$5,543	$—	$5,543
Bank loans	4,052	—	4,085	—	4,085
Medium-term note programs	29,470	—	30,069	—	30,069
Other debt	3,973	—	4,066	—	4,066
Secured debt	8,890	—	8,968	—	8,968

Fair value information presented in the tables above is based on information available at June 30, 2021 and March 31, 2021. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the three months ended June 30, 2021 and 2020 is summarized in the following tables:

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended June 30, 2021
Revenues:
Retail	$369	$48	$—	$417
Dealer	18	3	—	21
Operating leases	1,667	345	—	2,012
Total revenues	2,054	396	—	2,450
Leased vehicle expenses	1,155	257	—	1,412
Interest expenses	162	28	—	190
Realized (gains)/losses on derivatives and foreign currency denominated debt	44	8	(52)	—
Net revenues	693	103	52	848
Other income, net	6	3	—	9
Total net revenues	699	106	52	857
Expenses:
General and administrative expenses	105	15	—	120
Provision for credit losses	(32)	—	—	(32)
Early termination loss on operating leases	(5)	(2)	—	(7)
Gain on derivative instruments	—	—	(101)	(101)
Loss on foreign currency revaluation of debt	—	—	56	56
Income before income taxes	$631	$93	$97	$821

June 30, 2021
Finance receivables, net	$36,925	$4,487	$—	$41,412
Investment in operating leases, net	30,997	5,303	—	36,300
Total assets	71,166	10,120	—	81,286

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended June 30, 2020
Revenues:
Retail	$363	$44	$—	$407
Dealer	28	4	—	32
Operating leases	1,587	318	—	1,905
Total revenues	1,978	366	—	2,344
Leased vehicle expenses	1,190	246	—	1,436
Interest expense	230	34	—	264
Realized (gains)/losses on derivatives and foreign currency denominated debt	53	9	(62)	—
Net revenues	505	77	62	644
Other income, net	10	2	—	12
Total net revenues	515	79	62	656
Expenses:
General and administrative expenses	98	14	—	112
Provision for credit losses	4	(1)	—	3
Early termination loss on operating leases	(61)	5	—	(56)
Gain on derivative instruments	—	—	(93)	(93)
Loss on foreign currency revaluation of debt	—	—	107	107
Income before income taxes	$474	$61	$48	$583

June 30, 2020
Finance receivables, net	$33,980	$4,110	$—	$38,090
Investment in operating leases, net	28,697	5,033	—	33,730
Total assets	67,834	9,715	—	77,549

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
References in this report to our “fiscal year 2022” and “fiscal year 2021” refer to our fiscal year ending March 31, 2022 and our fiscal year ended March 31, 2021, respectively.

Results of Operations
The following table presents our income before income taxes:

	Three months ended June 30,
	2021	2020

Income before income taxes:
United States segment	$712	$517
Canada segment	109	66
Total income before income taxes	$821	$583

Comparison of the Three Months Ended June 30, 2021 and 2020
Our consolidated income before income taxes was $821 million during the first quarter of fiscal year 2022 compared to $583 million during the same period in fiscal year 2021. This increase of $238 million, or 41%, was due to the following differences:

	Three months ended June 30,
	2021	2020	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$417	$407	$10	2%
Dealer	21	32	(11)	(34)%
Operating lease, net of leased vehicle expenses	600	469	131	28%
Interest expense	(190)	(264)	74	(28)%
Other income, net	9	12	(3)	(25)%
Total net revenues	857	656	201	31%
Expenses:
General and administrative expenses	120	112	8	7%
Provision for credit losses	(32)	3	(35)	n/m
Early termination loss on operating leases	(7)	(56)	49	(88)
Gain on derivative instruments	(101)	(93)	(8)	9
Loss on foreign currency revaluation of debt	56	107	(51)	(48)
Total expenses	36	73	(37)	(51)%
Total income before income taxes	$821	$583	$238	41%
n/m = not meaningful

Segment Results—Comparison of the Three Months Ended June 30, 2021 and 2020
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020	2021	2020

	(U.S. dollars in millions)
Revenues:
Retail	$369	$363	$48	$44	$417	$407
Dealer	18	28	3	4	21	32
Operating leases	1,667	1,587	345	318	2,012	1,905
Total revenues	2,054	1,978	396	366	2,450	2,344
Leased vehicle expenses	1,155	1,190	257	246	1,412	1,436
Interest expense	162	230	28	34	190	264
Net revenues	737	558	111	86	848	644
Other income, net	6	10	3	2	9	12
Total net revenues	743	568	114	88	857	656
Expenses:
General and administrative expenses	105	98	15	14	120	112
Provision for credit losses	(32)	4	—	(1)	(32)	3
Early termination loss on operating leases	(5)	(61)	(2)	5	(7)	(56)
(Gain)/Loss on derivative instruments	(93)	(97)	(8)	4	(101)	(93)
Loss on foreign currency revaluation of debt	56	107	—	—	56	107
Income before income taxes	$712	$517	$109	$66	$821	$583
Revenues
Revenue from retail loans in the United States segment increased by $6 million, or 2%, during the first quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The increase in revenue was primarily attributable to higher average outstanding balances which was partially offset by lower average yields. Revenue from retail loans in the Canada segment increased by $4 million, or 9%, during the first quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The increase in revenue was attributable to the effect of foreign currency translation adjustments.
Operating lease revenue in the United States segment increased by $80 million, or 5%, during the first quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The increase was primarily attributable to higher average outstanding operating leases. Operating lease revenue in the Canada segment increased by $27 million, or 8%, during the first quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The increase was attributable to the effect of foreign currency translation adjustments.
Revenue from dealer loans in the United States segment decreased by $10 million, or 36%, during the first quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The decrease in revenue was attributable to lower yields and lower average outstanding balances. Revenue from dealer loans in the Canada segment decreased by $1 million, or 25%, during the first quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The decrease in revenue was attributable to lower yields and lower average outstanding balances.
Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $31 million, or 9%, to $390 million during the first quarter of fiscal year 2022 compared to $359 million during the same period in fiscal year 2021 primarily due to the increase in the average number of incentive retail loans that were outstanding during the first quarter of fiscal year 2022 compared to the same period in fiscal year 2021.

Leased vehicle expenses
Leased vehicle expenses in the United States segment decreased by $35 million, or 3%, during the first quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The decrease was primarily due to higher gains on disposition of leased vehicles due to strong used vehicle prices during the first quarter of fiscal year 2022. Leased vehicle expenses in the Canada segment increased by $11 million, or 4%, during the first quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The increase was primarily due to the effect of foreign currency translation adjustments.
Interest expense
Interest expense in the United States segment decreased by $68 million, or 30%, during the first quarter of fiscal year 2022 compared to the same period in fiscal year 2021 primarily due to lower average interest rates. Interest expense in the Canada segment decreased by $6 million, or 18%, during the first quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The decrease was attributable to lower average interest rates and lower average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Provision for credit losses
In the United States segment, we recognized a negative provision of $32 million, during the first quarter of fiscal year 2022 compared to a provision for credit losses of $4 million during the same period in fiscal year 2021. The negative provision for credit losses was attributable to the reduction in the allowance for credit losses and lower than expected net charge-offs of retail loans during the first quarter of fiscal year 2022. In the Canada segment, we recognized a provision for credit losses of less than $1 million during the first quarter of fiscal year 2022 compared to a provision for credit losses of $1 million in the same period in fiscal year 2021. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
In the United States segment, we recognized a reversal of early termination losses on operating leases of $5 million during the first quarter of fiscal year 2022 compared to a reversal of early termination losses of $61 million during the same period in fiscal year 2021. The reversal of early termination losses during the first quarter of fiscal year 2022 was the result of lower than expected realized losses and a reduction in estimated lessee default rates during the period. In the Canada segment, we recognized a reversal of early termination losses on operating leases of $2 million during the first quarter of fiscal year 2022 compared to early termination losses of $5 million during the same period in fiscal year 2021. The reversal of early termination losses during the first quarter of fiscal year 2022 was the result of lower than expected realized losses during the period. See “—Financial Condition—Credit Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a gain on derivative instruments of $93 million during the first quarter of fiscal year 2022 compared to a gain of $97 million during the same period in fiscal year 2021. The gain in the first quarter of fiscal year 2022 was attributable to a gain on cross currency swaps of $43 million and a gain on pay float interest rate swaps of $69 million, partially offset by a loss on pay fixed interest rate swaps of $19 million. The gain on cross currency swaps during the first quarter of fiscal year 2022 was primarily attributable to the U.S. dollar weakening against the Euro and Sterling during the period. The gain on pay float interest rate swaps during the first quarter of fiscal year 2022 was primarily due to the decline in applicable swap rates during the period. The loss on pay fixed interest rate swaps was primarily due to the decline in the duration of the swaps. In the Canada segment, we recognized a gain on derivative instruments of $8 million during the first quarter of fiscal year 2022 compared to a loss of $4 million during the same period in fiscal year 2021. The gain in the first quarter of fiscal year 2022 was due to the increase in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a loss on the revaluation of foreign currency denominated debt of $56 million during the first quarter of fiscal year 2022 compared to a loss of $107 million during the same period in fiscal year 2021. The loss in the first quarter of fiscal year 2022 was primarily due to the U.S. dollar weakening against the Euro and Sterling during the period.

Income tax expense
The consolidated effective tax rate was 26.4% for the first quarter of fiscal year 2022 compared to 25.2% for the same period in fiscal year 2021. The increase in the effective tax rate for the three months ended June 30, 2021 was primarily due to an increase in state taxes. The Company’s effective tax rate for the three-month period ended June 30, 2021, differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended June 30,
	2021		2020
	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	178	160	110	91
Used auto	18	4	23	10
Motorcycle and other	18	1	32	—
Total retail loans	214	165	165	101
Leases	162	158	96	83

Canada Segment
Retail loans:
New auto	13	11	9	8
Used auto	3	—	2	—
Motorcycle and other	3	2	3	3
Total retail loans	19	13	14	11
Leases	20	19	10	10

Consolidated
Retail loans:
New auto	191	171	119	99
Used auto	21	4	25	10
Motorcycle and other	21	3	35	3
Total retail loans	233	178	179	112
Leases	182	177	106	93
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

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended June 30,
	2021	2020
United States Segment
New auto	70%	70%
Motorcycle	30%	34%

Canada Segment
New auto	77%	66%
Motorcycle	22%	24%

Consolidated
New auto	71%	70%
Motorcycle	29%	33%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$28,775	$27,200	1,626	1,587
Used auto	4,715	4,915	348	359
Motorcycle and other	1,324	1,328	194	196
Total retail loans	$34,814	$33,443	2,168	2,142
Investment in operating leases	$30,997	$30,036	1,316	1,311

Securitized retail loans (2)	$8,458	$8,368	690	686

Canada Segment
Retail loans:
New auto	$3,535	$3,502	238	244
Used auto	322	290	27	26
Motorcycle and other	127	121	22	22
Total retail loans	$3,984	$3,913	287	292
Investment in operating leases	$5,303	$5,309	262	272

Securitized retail loans (2)	$360	$415	36	38
Securitized investments in operating leases (2)	$401	$440	21	23

Consolidated
Retail loans:
New auto	$32,310	$30,702	1,864	1,831
Used auto	5,037	5,205	375	385
Motorcycle and other	1,451	1,449	216	218
Total retail loans	$38,798	$37,356	2,455	2,434
Investment in operating leases	$36,300	$35,345	1,578	1,583

Securitized retail loans (2)	$8,818	$8,783	726	724
Securitized investments in operating leases (2)	$401	$440	21	23
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.
In the United States segment, retail loan acquisition volumes increased by 30% and lease acquisition volumes increased by 69% during the first quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The increases were primarily due to higher sponsored incentive program volumes. In the Canada segment, retail loan acquisition volumes increased by 36% and lease acquisition volumes increased by 100% during the first quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The increases were primarily due to higher sponsored incentive program volumes.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	June 30, 2021	March 31, 2021
United States Segment
Automobile	28%	28%
Motorcycle	97%	97%
Other	17%	18%

Canada Segment
Automobile	32%	33%
Motorcycle	94%	95%
Other	92%	92%

Consolidated
Automobile	29%	29%
Motorcycle	96%	97%
Other	20%	20%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended June 30,
	2021	2020
United States Segment
Automobile	23%	21%
Motorcycle	98%	98%
Other	7%	10%

Canada Segment
Automobile	29%	32%
Motorcycle	93%	88%
Other	97%	97%

Consolidated
Automobile	24%	22%
Motorcycle	97%	97%
Other	11%	15%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$1,197	$2,396	41	83
Motorcycle	155	216	19	26
Other	38	39	32	37
Total wholesale flooring loans	$1,390	$2,651	92	146
Commercial loans	$722	$812

Canada Segment
Wholesale flooring loans:
Automobile	$391	$488	14	17
Motorcycle	23	45	3	5
Other	26	20	24	18
Total wholesale flooring loans	$440	$553	41	40
Commercial loans	$62	$61

Consolidated
Wholesale flooring loans:
Automobile	$1,588	$2,884	55	100
Motorcycle	178	261	22	31
Other	64	59	56	55
Total wholesale flooring loans	$1,830	$3,204	133	186
Commercial loans	$784	$873
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the three months ended June 30,
	2021	2020

	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period (4)	$279	$456
Provision for credit losses	(32)	4
Charge-offs, net of recoveries	(1)	(39)
Allowance for credit losses at end of period	$246	$421
Allowance as a percentage of ending receivable balance (1)	0.65%	1.22%
Charge-offs as a percentage of average receivable balance (1), (3)	0.01%	0.45%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$69	$64
As a percentage of ending receivable balance (1), (2)	0.18%	0.18%
Operating leases:
Early termination loss on operating leases	$(5)	$(61)
Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period (4)	$9	$15
Provision for credit losses	—	(1)
Charge-offs, net of recoveries	—	(1)
Effect of translation adjustment	—	—
Allowance for credit losses at end of period	$9	$13
Allowance as a percentage of ending receivable balance (1)	0.21%	0.30%
Charge-offs as a percentage of average receivable balance (1), (3)	0.04%	0.14%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$2	$3
As a percentage of ending receivable balance (1), (2)	0.04%	0.07%
Operating leases:
Early termination loss on operating leases	$(2)	$5
Consolidated
Finance receivables:
Allowance for credit losses at beginning of period (4)	$288	$471
Provision for credit losses	(32)	3
Charge-offs, net of recoveries	(1)	(40)
Effect of translation adjustment	—	—
Allowance for credit losses at end of period	$255	$434
Allowance as a percentage of ending receivable balance (1)	0.60%	1.12%
Charge-offs as a percentage of average receivable balance (1), (3)	0.01%	0.42%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$71	$66
As a percentage of ending receivable balance (1), (2)	0.17%	0.17%
Operating leases:
Early termination loss on operating leases	$(7)	$(56)
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
(3)Percentages for the three months ended June 30, 2021 and 2020 have been annualized.
(4)Beginning allowance for the three months ended June 30, 2020 includes the cumulative effect of adopting ASU 2016-13.

In the United States segment, we recognized a negative provision for credit losses on our finance receivables of $32 million during the first quarter of fiscal year 2022 compared to a provision for credit losses of $4 million during the same period in fiscal year 2021. The negative provision for credit losses was attributable to the reduction in the allowance for credit losses reflecting favorable revisions to forecasted economic factors including forecasted personal bankruptcy rates and better than expected net charge-offs of retail loans during the period. We recognized a reversal of early termination losses on operating leases of $5 million during the first quarter of fiscal year 2022 compared to a reversal of early termination losses of $61 million during the same period in fiscal year 2021. The reversal of early termination losses during the first quarter of fiscal year 2022 was the result of lower than expected realized losses and a reduction in the estimated lessee default rates during the period.
In the Canada segment, we recognized a provision for credit losses of less than $1 million on our finance receivables during the first quarter of fiscal year 2022 compared to a negative provision for credit losses of $1 million during the same period in fiscal year 2021. We recognized a reversal of early termination losses on operating lease assets of $2 million during the first quarter of fiscal year 2022 compared to early termination losses of $5 million during the same period in fiscal year 2021. The reversal of early termination losses during the first quarter of fiscal year 2022 was the result of lower than expected realized losses during the period.
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
We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount the carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first quarter of fiscal year 2022 or 2021.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended June 30,
	2021	2020

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	152	64
Sales through auctions and dealer direct programs (3)	4	38
Total termination units	156	102

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	28	15
Sales through auctions and dealer direct programs (3)	1	3
Total termination units	29	18

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	180	79
Sales through auctions and dealer direct programs (3)	5	41
Total termination units	185	120
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
The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of June 30, 2021 and March 31, 2021 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of June 30, 2021 and March 31, 2021, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar), “€” (Euro), “£” (Sterling) and “¥” (Yen) were converted into U.S. dollars solely for the convenience based on the exchange rate on June 30, 2021 of 1.2398, 1.1847, 1.3803 and 111.10, respectively, per U.S. dollar. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate
	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$5,523	$4,615	0.24%	0.29%
Bank loans	2,799	2,799	0.92%	0.95%
Private MTN program	500	500	3.80%	3.80%
Public MTN program	28,404	28,943	1.54%	1.53%
Euro MTN programme	27	27	2.23%	2.23%
Total unsecured debt	37,253	36,884
Secured debt	8,179	8,149	1.14%	1.37%
Total debt	$45,432	$45,033

Canada Segment
Unsecured debt:
Commercial paper	$1,073	$927	0.32%	0.42%
Bank loans	947	1,253	1.12%	1.15%
Other debt	4,026	3,973	2.11%	2.11%
Total unsecured debt	6,046	6,153
Secured debt	651	741	0.94%	0.95%
Total debt	$6,697	$6,894

Consolidated
Unsecured debt:
Commercial paper	$6,596	$5,542	0.25%	0.31%
Bank loans	3,746	4,052	0.97%	1.01%
Private MTN program	500	500	3.80%	3.80%
Public MTN program	28,404	28,943	1.54%	1.53%
Euro MTN programme	27	27	2.23%	2.23%
Other debt	4,026	3,973	2.11%	2.11%
Total unsecured debt	43,299	43,037
Secured debt	8,830	8,890	1.12%	1.34%
Total debt	$52,129	$51,927
Commercial Paper
As of June 30, 2021, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($2.0 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the three months ended June 30, 2021, consolidated commercial paper month-end outstanding principal balances ranged from $5.6 billion to $6.6 billion.
Bank Loans
During the three months ended June 30, 2021, neither AHFC nor HCFI entered into any new term loan agreements. As of June 30, 2021, we had bank loans denominated in U.S. dollars and Canadian dollars with floating and fixed interest rates, in principal amounts ranging from $40 million to $600 million. As of June 30, 2021, the remaining maturities of all bank loans outstanding ranged from 83 days to approximately 3.7 years. The weighted average remaining maturity on all bank loans was 1.3 years as of June 30, 2021.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of June 30, 2021, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.
Medium-Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. As of June 30, 2021, AHFC has one note outstanding under the Private MTN program. The note has a maturity date of September 20, 2021 and has a fixed interest rate. The note was issued pursuant to the terms of an issuing and paying agency agreement, which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults. As of June 30, 2021, management believes that AHFC was in compliance with all covenants contained in the Private MTN.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the three months ended June 30, 2021, AHFC issued $0.4 billion aggregate principal amount of U.S. dollar denominated fixed rate notes with an original maturity of 23 months. The weighted average remaining maturities of all Public MTNs was 2.4 years as of June 30, 2021.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of June 30, 2021, management believes that AHFC was in compliance with all covenants under the indenture.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2021, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.
The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	June 30, 2021	March 31, 2021

	(U.S. dollars in millions)
U.S. dollar	$22,307	$22,902
Euro	5,085	5,032
Sterling	1,512	1,509
Japanese yen	27	27
Total	$28,931	$29,470
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the three months ended June 30, 2021, HCFI did not enter into any new private placements. As of June 30, 2021, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 75 days to approximately 6.7 years. The weighted average remaining maturities of these notes was 2.8 years as of June 30, 2021.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2021, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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
During the three months ended June 30, 2021, we issued notes through asset-backed securitizations totaling $1.5 billion, which were secured by assets with an initial balance of $1.6 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $3.5 billion 364-day credit agreement, which expires on February 25, 2022, a $2.1 billion credit agreement, which expires on February 28, 2023, and a $1.4 billion credit agreement, which expires on February 28, 2025. As of June 30, 2021, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.6 billion) credit facility that includes a C$1.0 billion ($807 million) credit agreement, which expires on March 25, 2022 and a C$1.0 billion ($807 million) credit agreement, which expires March 25, 2025. As of June 30, 2021, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of June 30, 2021, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of June 30, 2021, no amounts were drawn upon under these agreements. These agreements expire in September 2021. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of June 30, 2021 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $19 million and $17 million during the three months ended June 30, 2021 and 2020, respectively, pursuant to these Support Compensation Agreements and the predecessor agreements.
Indebtedness of Consolidated Subsidiaries
As of June 30, 2021, AHFC and its consolidated subsidiaries had $61.5 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $16.5 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.
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

Contractual Obligations
The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve-month periods ending June 30,
	Total	2022	2023	2024	2025	2026	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$43,368	$17,453	$8,978	$7,341	$3,719	$1,903	$3,974
Secured debt obligations (1)	8,842	4,888	2,752	1,064	138	—	—
Interest payments on debt (2)	1,688	597	422	273	151	92	153
Operating lease obligations	73	11	9	8	7	8	30
Total	$53,971	$22,949	$12,161	$8,686	$4,015	$2,003	$4,157
_______________________

(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of June 30, 2021.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of June 30, 2021.
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
Sensitivity Analysis
Our allowance for credit losses and early termination losses on operating leases requires significant judgment about inherently uncertain factors. The estimates are based on management’s evaluation of many factors, including our historical credit loss experience, the value of the underlying collateral, delinquency trends, and economic conditions. The estimates are based on information available as of each reporting date. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates. 10% and 20% increases in estimated incurred losses on our consumer finance receivables would have resulted in increases to the allowance for credit losses as of June 30, 2021 of $25 million and $49 million, respectively. Similarly, 10% and 20% increases in estimated incurred losses due to defaults on operating leases would have resulted in increases to estimated early termination losses as of June 30, 2021 of $8 million and $17 million, respectively.
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
Sensitivity Analysis
If future estimated auction values for all outstanding operating leases as of June 30, 2021 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $72 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $13 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of June 30, 2021. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2021, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information on our legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, which was filed with the SEC on June 24, 2021.
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

4.5(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.6(6)	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.7	Form of Fixed Rate Medium-Term Note, Series A(7) and Form of Floating Rate Medium-Term Note, Series A (8).
31.1(9)	Certification of Principal Executive Officer
31.2(9)	Certification of Principal Financial Officer
32.1(10)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(10)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(9)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(9)	XBRL Taxonomy Extension Schema Document
101.CAL(9)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(9)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(9)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(9)	XBRL Taxonomy Extension Definition Linkbase Document
104(9)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Dated: August 05, 2021

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)