Form 10-Q
period 2021-09-30
AMERICAN HONDA FINANCE CORP
filed 2021-11-09
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-36111
AMERICAN HONDA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1919 Torrance Blvd., Torrance, California	90501
(Address of principal executive offices)	(Zip Code)

(310) 972-2555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
1.300% Medium-Term Notes, Series A Due March 21, 2022	HMC/22B	New York Stock Exchange
2.625% Medium-Term Notes, Series A Due October 14, 2022	HMC/22A	New York Stock Exchange
1.375% Medium-Term Notes, Series A Due November 10, 2022	HMC/22	New York Stock Exchange
0.550% Medium-Term Notes, Series A Due March 17, 2023	HMC/23	New York Stock Exchange
0.750% Medium-Term Notes, Series A Due January 17, 2024	HMC/26A	New York Stock Exchange
0.350% Medium-Term Notes, Series A Due August 26, 2022	HMC/22C	New York Stock Exchange
1.600% Medium-Term Notes, Series A Due April 20, 2022	HMC/22E	New York Stock Exchange
1.950% Medium-Term Notes, Series A Due October 18, 2024	HMC/24D	New York Stock Exchange
0.750% Medium-Term Notes, Series A Due November 25, 2026	HMC/26A	New York Stock Exchange
0.300% Medium-Term Notes, Series A Due July 7, 2028	HMC/28A	New York Stock Exchange
1.500% Medium-Term Notes, Series A Due October 19, 2027	HMC/27A	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of October 31, 2021, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

REDUCED DISCLOSURE FORMAT
American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly-owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2021
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
•the duration and severity of supply chain disruptions on the production of new vehicles and dealer inventory levels;
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

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share amounts)

	September 30, 2021	March 31, 2021
Assets
Cash and cash equivalents	$2,493	$1,870
Finance receivables, net of allowance for credit losses of $250 and $288	40,413	41,433
Investment in operating leases, net	36,150	35,345
Due from Parent and affiliated companies	97	194
Income taxes receivable	72	—
Other assets	845	1,042
Derivative instruments	767	918
Total assets	$80,837	$80,802
Liabilities and Equity
Debt	$51,797	$51,927
Due to Parent and affiliated companies	78	106
Income taxes payable	242	205
Deferred income taxes	7,259	7,033
Other liabilities	1,260	1,734
Derivative instruments	481	632
Total liabilities	61,117	61,637
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of September 30, 2021 and March 31, 2021	1,366	1,366
Retained earnings	17,137	16,626
Accumulated other comprehensive loss	(57)	(44)
Total shareholder’s equity	18,446	17,948
Noncontrolling interest in subsidiary	1,274	1,217
Total equity	19,720	19,165
Total liabilities and equity	$80,837	$80,802

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	September 30, 2021	March 31, 2021
Finance receivables, net	$8,872	$8,783
Investment in operating leases, net	354	440
Other assets	359	397
Total assets	$9,585	$9,620
Secured debt	$8,785	$8,890
Other liabilities	5	6
Total liabilities	$8,790	$8,896

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Revenues:
Retail	$417	$426	$834	$833
Dealer	16	25	37	57
Operating leases	1,985	1,942	3,997	3,847
Total revenues	2,418	2,393	4,868	4,737
Leased vehicle expenses	1,438	1,361	2,850	2,797
Interest expense	180	226	370	490
Net revenues	800	806	1,648	1,450
Other income, net	15	17	24	29
Total net revenues	815	823	1,672	1,479
Expenses:
General and administrative expenses	120	116	240	228
Provision for credit losses	9	(4)	(23)	(1)
Early termination loss on operating leases	7	(59)	—	(115)
(Gain)/Loss on derivative instruments	229	(232)	128	(325)
(Gain)/Loss on foreign currency revaluation of debt	(178)	241	(122)	348
Total expenses	187	62	223	135
Income before income taxes	628	761	1,449	1,344
Income tax expense	160	208	377	355
Net income	468	553	1,072	989
Less: Net income attributable to noncontrolling interest	32	36	70	59
Net income attributable to American Honda Finance Corporation	$436	$517	$1,002	$930

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Net income	$468	$553	$1,072	$989
Other comprehensive income:
Foreign currency translation adjustment	(58)	40	(26)	113
Comprehensive income	410	593	1,046	1,102
Less: Comprehensive income attributable to noncontrolling interest	4	55	57	113
Comprehensive income attributable to American Honda Finance Corporation	$406	$538	$989	$989

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2020	$17,563	$15,395	$(175)	$1,366	$977
Adoption of accounting standard (Note 1)	(75)	(73)	—	—	(2)
Net income	989	930	—	—	59
Other comprehensive income	113	—	59	—	54
Dividends declared	(143)	(143)	—	—	—
Balance at September 30, 2020	$18,447	$16,109	$(116)	$1,366	$1,088

Balance at March 31, 2021	$19,165	$16,626	$(44)	$1,366	$1,217
Net income	1,072	1,002	—	—	70
Other comprehensive loss	(26)	—	(13)	—	(13)
Dividends declared	(491)	(491)	—	—	—
Balance at September 30, 2021	$19,720	$17,137	$(57)	$1,366	$1,274

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Six months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,072	$989
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(88)	(122)
Provision for credit losses	(23)	(1)
Early termination loss on operating leases	—	(115)
Depreciation on leased vehicles	2,894	2,832
Accretion of unearned subsidy income	(759)	(745)
Amortization of deferred dealer participation and other deferred costs	191	181
Gain on disposition of leased vehicles	(127)	(105)
Deferred income taxes	231	227
Changes in operating assets and liabilities:
Income taxes receivable/payable	(35)	26
Other assets	102	(2)
Accrued interest/discounts on debt	6	29
Other liabilities	(473)	73
Due to/from Parent and affiliated companies	67	(5)
Net cash provided by operating activities	3,058	3,262
Cash flows from investing activities:
Finance receivables acquired	(11,572)	(10,852)
Principal collected on finance receivables	10,352	8,995
Net change in wholesale loans	2,003	1,770
Purchase of operating lease vehicles	(9,928)	(7,710)
Disposal of operating lease vehicles	6,349	4,980
Cash received for unearned subsidy income	795	654
Other investing activities, net	(5)	(5)
Net cash used in investing activities	(2,006)	(2,168)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Six months ended September 30,
	2021	2020
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$17,905	$21,539
Paydown of commercial paper	(18,276)	(22,714)
Proceeds from issuance of short-term debt	—	214
Paydown of short-term debt	(240)	(433)
Proceeds from issuance of related party debt	—	734
Paydown of related party debt	—	(912)
Proceeds from issuance of medium-term notes and other debt	4,504	6,160
Paydown of medium-term notes and other debt	(3,758)	(4,722)
Proceeds from issuance of secured debt	2,992	3,241
Paydown of secured debt	(3,102)	(2,688)
Dividends paid	(491)	(143)
Net cash (used in)/provided by financing activities	(466)	276
Effect of exchange rate changes on cash and cash equivalents	1	10
Net increase in cash and cash equivalents	587	1,380
Cash and cash equivalents and restricted cash at beginning of period	2,250	2,085
Cash and cash equivalents and restricted cash at end of period	$2,837	$3,465
Supplemental disclosures of cash flow information:
Interest paid	$169	$309
Income taxes paid	$187	$105

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	September 30,
	2021	2020
Cash and cash equivalents	$2,493	$2,950
Restricted cash included in other assets (1)	344	515
Total	$2,837	$3,465
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	September 30, 2021
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$39,299	$1,900	$41,199
Allowance for credit losses	(243)	(7)	(250)
Deferred dealer participation and other deferred costs	429	—	429
Unearned subsidy income	(965)	—	(965)
Finance receivables, net	$38,520	$1,893	$40,413

	March 31, 2021
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$38,102	$4,085	$42,187
Allowance for credit losses	(280)	(8)	(288)
Deferred dealer participation and other deferred costs	434	—	434
Unearned subsidy income	(900)	—	(900)
Finance receivables, net	$37,356	$4,077	$41,433

Finance receivables include retail loans with a net carrying amount of $8.9 billion and $8.8 billion as of September 30, 2021 and March 31, 2021, respectively, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and six months ended September 30, 2021
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of July 1, 2021	$247	$8	$255
Provision	10	(1)	9
Charge-offs	(34)	—	(34)
Recoveries	20	—	20
Effect of translation adjustment	—	—	—
Ending balance as of September 30, 2021	$243	$7	$250

Beginning balance as of April 1, 2021	$280	$8	$288
Provision	(22)	(1)	(23)
Charge-offs	(63)	—	(63)
Recoveries	48	—	48
Effect of translation adjustment	—	—	—
Ending balance as of September 30, 2021	$243	$7	$250

	Three and six months ended September 30, 2020
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of July 1, 2020	$425	$9	$434
Provision	(3)	(1)	(4)
Charge-offs	(47)	(1)	(48)
Recoveries	29	1	30
Effect of translation adjustment	1	—	1
Ending balance as of September 30, 2020	$405	$8	$413

Beginning balance	$364	$6	$370
Cumulative effective of adopting ASU 2016-13	98	3	101
Beginning balance as of April 1, 2020	462	9	471
Provision	—	(1)	(1)
Charge-offs	(113)	(1)	(114)
Recoveries	55	1	56
Effect of translation adjustment	1	—	1
Ending balance as of September 30, 2020	$405	$8	$413

The allowance declined during the six months ended September 30, 2021 reflecting a reduction in expected credit losses due to favorable revisions to forecasted economic factors including forecasted personal bankruptcy rates and better than expected net charge-offs during the period.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
There were no modifications to the terms of dealer loan contracts that constituted troubled debt restructurings during the six months ended September 30, 2021 and 2020. The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the six months ended September 30, 2021 and 2020. The Company does allow limited payment deferrals on consumer finance receivables. These payment deferrals are not treated as troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period. Payment deferrals were also granted to certain customers impacted by COVID-19 beginning in mid-March 2020 through the end of March 2021. Customers taking advantage of the deferrals were not considered delinquent during such deferral periods and therefore were not reflected in delinquency measures.
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

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
September 30, 2021
Retail loans:
New auto	$178	$50	$10	$238	$32,119	$32,357
Used and certified auto	70	21	4	95	4,891	4,986
Motorcycle and other	12	5	3	20	1,400	1,420
Total retail loans	260	76	17	353	38,410	38,763
Dealer loans:
Wholesale flooring	—	—	—	—	1,203	1,203
Commercial loans	—	—	—	—	697	697
Total dealer loans	—	—	—	—	1,900	1,900
Total finance receivables	$260	$76	$17	$353	$40,310	$40,663

March 31, 2021
Retail loans:
New auto	$145	$33	$7	$185	$30,715	$30,900
Used and certified auto	50	12	3	65	5,202	5,267
Motorcycle and other	10	3	2	15	1,454	1,469
Total retail loans	205	48	12	265	37,371	37,636
Dealer loans:
Wholesale flooring	1	—	—	1	3,205	3,206
Commercial loans	—	—	—	—	879	879
Total dealer loans	1	—	—	1	4,084	4,085
Total finance receivables	$206	$48	$12	$266	$41,455	$41,721

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2022	2021	2020	2019	2018	Prior	Total

	(U.S. dollars in millions)
September 30, 2021
Credit grade A	$6,601	$9,784	$4,104	$2,792	$1,268	$395	$24,944
Credit grade B	1,639	2,449	1,168	731	426	163	6,576
Credit grade C	1,149	1,746	948	558	348	136	4,885
Credit grade D	324	522	452	256	149	66	1,769
Others	147	186	119	77	39	21	589
Total retail loans	$9,860	$14,687	$6,791	$4,414	$2,230	$781	$38,763

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
Group III - Dealerships with impaired loans

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2022	2021	2020	2019	2018	Prior	Revolving loans	Wholesale Flooring	Total
	(U.S. dollars in millions)
September 30, 2021
Group I	$—	$156	$55	$4	$59	$107	$148	$514	$1,043
Group II	6	88	17	32	9	16	—	689	857
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$6	$244	$72	$36	$68	$123	$148	$1,203	$1,900

	Commercial loans by vintage fiscal year

	2021	2020	2019	2018	2017	Prior	Revolving loans	Wholesale Flooring	Total
	(U.S. dollars in millions)
March 31, 2021
Group I	$155	$57	$—	$43	$44	$88	$283	$1,491	$2,161
Group II	92	25	40	30	9	13	—	1,715	1,924
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$247	$82	$40	$73	$53	$101	$283	$3,206	$4,085

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	September 30, 2021	March 31, 2021

	(U.S. dollars in millions)
Operating lease vehicles	$45,603	$45,153
Accumulated depreciation	(8,410)	(8,726)
Deferred dealer participation and initial direct costs	132	130
Unearned subsidy income	(1,091)	(1,123)
Estimated early termination losses	(84)	(89)
Investment in operating leases, net	$36,150	$35,345

Operating lease revenue consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
	(U.S. dollars in millions)

Lease payments	$1,753	$1,687	$3,522	$3,362
Subsidy income and dealer rate participation, net	206	232	436	452
Reimbursed lessor costs	26	23	39	33
Total operating lease revenue, net	$1,985	$1,942	$3,997	$3,847

Leased vehicle expenses consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020

	(U.S. dollars in millions)
Depreciation expense	$1,436	$1,416	$2,894	$2,832
Initial direct costs and other lessor costs	49	42	83	70
Gain on disposition of leased vehicles (1)	(47)	(97)	(127)	(105)
Total leased vehicle expenses, net	$1,438	$1,361	$2,850	$2,797
________________________
(1)Included in the gain on disposition of leased vehicles are end of term charges of $4 million and $14 million for the three months ended September 30, 2021 and 2020, respectively, and $16 million and $33 million for the six months ended September 30, 2021 and 2020, respectively.
Investment in operating leases includes lease assets with a net carrying amount of $354 million and $440 million as of September 30, 2021 and March 31, 2021, respectively, which have been transferred to SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These investments in operating leases are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Contractual operating lease payments due as of September 30, 2021 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve-month periods ending September 30,	(U.S. dollars in millions)

2022	$5,970
2023	3,978
2024	1,580
2025	254
2026	66
Total	$11,848
The Company recognized early termination losses on operating leases of $7 million and less than $1 million during the three and six months ended September 30, 2021, respectively, and recognized a reversal of early termination losses on operating leases of $59 million and $115 million during the three and six months ended September 30, 2020, respectively. Net realized losses totaled $6 million and $5 million during the three and six months ended September 30, 2021, respectively, and $3 million and $36 million during the three and six months ended September 30, 2020, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $1 million and $7 million during the three months ended September 30, 2021 and 2020, respectively, and $2 million and $21 million during the six months ended September 30, 2021 and 2020, respectively.
No impairment losses due to declines in estimated residual values were recognized during the three and six months ended September 30, 2021 and 2020.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate		Contractual interest rate ranges
	September 30, 2021	March 31, 2021	September 30, 2021	March 31, 2021	September 30, 2021	March 31, 2021

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,161	$5,542	0.23%	0.31%	0.16 - 0.34%	0.20 - 0.67%
Bank loans	4,186	4,052	0.90%	1.01%	0.55 - 1.30%	0.56 - 1.29%
Private MTN program	—	500	—%	3.80%	— - —%	3.80 - 3.80%
Public MTN program	29,427	28,943	1.45%	1.53%	0.25 - 3.63%	0.33 - 3.63%
Euro MTN programme	27	27	2.23%	2.23%	2.23 - 2.23%	2.23 - 2.23%
Other debt	4,211	3,973	2.09%	2.11%	0.53 - 3.44%	0.53 - 3.44%
Total unsecured debt	43,012	43,037
Secured debt	8,785	8,890	0.95%	1.34%	0.09 - 3.30%	0.12 - 3.30%
Total debt	$51,797	$51,927

As of September 30, 2021, the outstanding principal balance of long-term debt with floating interest rates totaled $9.0 billion, long-term debt with fixed interest rates totaled $37.0 billion, and short-term debt with floating or fixed interest rates totaled $5.8 billion. As of March 31, 2021, the outstanding principal balance of long-term debt with floating interest rates totaled $9.9 billion, long-term debt with fixed interest rates totaled $35.6 billion, and short-term debt with floating or fixed interest rates totaled $6.4 billion.
Commercial Paper
As of September 30, 2021 and March 31, 2021, the Company had commercial paper programs that provide the Company with available funds of up to $9.0 billion, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $6.2 billion and $4.9 billion during the six months ended September 30, 2021 and 2020, respectively. The maximum balance outstanding at any month-end during the six months ended September 30, 2021 and 2020 was $6.7 billion and $5.9 billion, respectively.
Bank Loans
Outstanding bank loans at September 30, 2021 were either short-term or long-term, with floating or fixed interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of September 30, 2021 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.
Medium-Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. The last remaining note under the Private MTN Program matured on September 20, 2021. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement which contained certain covenants, including negative pledge provisions.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Public MTN Program
In August 2019, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of September 30, 2021 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program as of September 30, 2021. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of September 30, 2021 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of September 30, 2021 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans and operating leases. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 25, 2022, a $2.1 billion credit agreement, which expires on February 28, 2023, and a $1.4 billion credit agreement, which expires on February 28, 2025. As of September 30, 2021, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.6 billion syndicated bank credit facility that includes a $789 million credit agreement, which expires on March 25, 2022 and a $789 million credit agreement, which expires on March 25, 2025. As of September 30, 2021, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of September 30, 2021, no amounts were drawn upon under these agreements. These agreements expire in September 2022. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

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

	September 30, 2021			March 31, 2021
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$64,928	$465	$365	$64,088	$545	$586
Cross currency swaps	7,663	302	116	6,303	373	46
Gross derivative assets/liabilities		767	481		918	632
Collateral posted/held		16	7		37	5
Counterparty netting adjustment		(457)	(457)		(591)	(591)
Net derivative assets/liabilities		$326	$31		$364	$46

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020

	(U.S. dollars in millions)
Interest rate swaps	$(15)	$(6)	$43	$(15)
Cross currency swaps	(214)	238	(171)	340
Total (loss)/gain on derivative instruments	$(229)	$232	$(128)	$325

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended September 30,		Six months ended September 30,
Income Statement	2021	2020	2021	2020

	(U.S. dollars in millions)
Revenue:
Subsidy income	$365	$381	$755	$740
Interest expense:
Related party debt	—	1	—	2
Other income, net:
VSC administration fees	1	27	2	53
Support Service Fee	—	(12)	—	(23)
General and administrative expenses:
Support Compensation Agreement fees	20	18	39	35
Benefit plan expenses	2	2	4	4
Shared services	18	17	36	35
Lease expense	1	—	2	—

Balance Sheet	September 30, 2021	March 31, 2021

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(955)	$(891)
Investment in operating leases, net:
Unearned subsidy income	(1,088)	(1,120)
Due from Parent and affiliated companies	97	194
Liabilities:
Due to Parent and affiliated companies	78	106
Other liabilities:
Unearned VSC administrative fees	—	333
Accrued benefit expenses	63	60
Operating lease liabilities	16	17

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
Related Party Debt
HCFI no longer issues short-term notes to HCI to fund HCFI's general corporate operations and had paid the remaining balance as of March 31, 2021. Interest rates were based on prevailing rates of debt with comparable terms.
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
Other
AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the three months ended September 30, 2021 and 2020, the Company recognized less than $1 million and $2 million, respectively, and during the six months ended September 30, 2021 and 2020, the Company recognized $1 million and $5 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.
The majority of the amounts due from the Parent and affiliated companies at September 30, 2021 and March 31, 2021 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at September 30, 2021 and March 31, 2021 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
Effective October 1, 2020, AHFC leases certain premises from its parent, AHM.
In July 2021 and 2020, AHFC declared and paid cash dividends of $491 million and $143 million, respectively, to its parent, AHM.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 7. Income Taxes

The Company's effective tax rate was 25.5% and 27.3% for the three months ended September 30, 2021 and 2020, respectively, and 26.0% and 26.4% for the six months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rates for the three and six months ended September 30, 2021 was primarily due to a decrease in state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At September 30, 2021, $1.2 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of September 30, 2021 were to be distributed, the tax liability associated with these earnings would be $58 million, inclusive of currency translation adjustments.
As of September 30, 2021, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2020, and returns filed for the taxable years ended March 31, 2008 through 2020 in various U.S. states. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2014 through 2021, federally, and returns filed for the taxable years ended March 31, 2008 through 2021, except for 2011 and 2012, provincially. The Company believes appropriate provisions have been made for all outstanding issues for all open years and does not expect any material changes in the amounts of unrecognized tax benefits during the fiscal year ending March 31, 2022.

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
In November 2020, we finalized plans to consolidate our nine regional offices in the United States into three customer and dealer services centers located in California, Texas, and Georgia. The consolidation is taking place in stages from June 2021 through the fall of 2022.
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At September 30, 2021, maturities of operating lease liabilities were as follows:

Twelve-month periods ending September 30,	(U.S. dollars in millions)

2022	$10
2023	9
2024	8
2025	7
2026	8
Thereafter	28
Total undiscounted future lease obligations	70
Less: imputed interest	(9)
Operating lease liabilities	$61

Lease expense under operating leases was $2 million and $3 million for the three months ended September 30, 2021 and 2020, respectively, and $5 million for both the six months ended September 30, 2021 and 2020. Rent expense is included within general and administrative expenses.
As of September 30, 2021, the weighted average remaining lease term for operating leases was 8.2 years and the weighted average remaining discount rate for operating leases was 2.87%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $784 million as of September 30, 2021. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $5 million as of September 30, 2021.
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
The Company previously received two Civil Investigative Demands from the U.S. Department of Justice (DOJ) relating to the financing of motor vehicles by servicemembers under the Servicemembers Civil Relief Act. The two Civil Investigative Demands were resolved and settled with a consent order filed on September 29, 2021.

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
During the six months ended September 30, 2021 and 2020, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $3.0 billion and $3.3 billion, respectively. The notes were secured by assets with an initial balance of $3.2 billion and $3.5 billion, respectively.
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

	September 30, 2021

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$8,872	$343	$14	$8,518	$3
Operating lease securitizations	354	1	1	267	2
Total	$9,226	$344	$15	$8,785	$5

	March 31, 2021

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$8,783	$378	$16	$8,540	$4
Operating lease securitizations	440	2	1	350	2
Total	$9,223	$380	$17	$8,890	$6
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of September 30, 2021, and March 31, 2021, AHFC and HCFI had combined cash collections of $505 million and $581 million, respectively, which were required to be remitted to the SPEs.

Note 10. Other Assets
Other assets consisted of the following:

	September 30, 2021	March 31, 2021

	(U.S. dollars in millions)
Interest receivable and other assets	$85	$92
Vehicles held for disposition	47	94
Other receivables	132	194
Deferred expense	5	93
Software, net of accumulated amortization of $170 and $168 as of September 30, 2021 and March 31, 2021, respectively	22	24
Property and equipment, net of accumulated depreciation of $19 as of both September 30, 2021 and March 31, 2021	6	3
Restricted cash	344	380
Operating lease assets	56	62
Like-kind exchange assets	139	89
Other miscellaneous assets	9	11
Total	$845	$1,042

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $2 million for both the three months ended September 30, 2021 and 2020, and $5 million for both the six months ended September 30, 2021 and 2020.

Note 11. Other Liabilities
Other liabilities consisted of the following:

	September 30, 2021	March 31, 2021

	(U.S. dollars in millions)
Dealer payables	$110	$175
Accrued interest expense	158	138
Accounts payable and accrued expenses	408	484
Lease security deposits	75	81
Unearned VSC administrative fees (Note 6)	—	333
Unearned income, operating leases	336	340
Operating lease liabilities	61	65
Uncertain tax positions	97	103
Other liabilities	15	15
Total	$1,260	$1,734

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 12. Other Income, net
Other income consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020

	(U.S. dollars in millions)
VSC administration fees (Note 6)	$1	$27	$2	$53
Other, net	14	(10)	22	(24)
Total	$15	$17	$24	$29

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

Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2021
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$465	$—	$465
Cross currency swaps	—	302	—	302
Total assets	$—	$767	$—	$767
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$365	$—	$365
Cross currency swaps	—	116	—	116
Total liabilities	$—	$481	$—	$481

	March 31, 2021
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$545	$—	$545
Cross currency swaps	—	373	—	373
Total assets	$—	$918	$—	$918
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$586	$—	$586
Cross currency swaps	—	46	—	46
Total liabilities	$—	$632	$—	$632

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the six months ended September 30, 2021 and 2020. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
September 30, 2021
Vehicles held for disposition	$—	$—	$27	$27	$5
September 30, 2020
Vehicles held for disposition	$—	$—	$55	$55	$14

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2021
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$2,493	$2,493	$—	$—	$2,493
Dealer loans, net	1,893	—	—	1,792	1,792
Retail loans, net	38,520	—	—	39,372	39,372
Restricted cash	344	344	—	—	344
Liabilities:
Commercial paper	$5,161	$—	$5,161	$—	$5,161
Bank loans	4,186	—	4,213	—	4,213
Medium-term note programs	29,454	—	30,002	—	30,002
Other debt	4,211	—	4,275	—	4,275
Secured debt	8,785	—	8,829	—	8,829

	March 31, 2021
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$1,870	$1,870	$—	$—	$1,870
Dealer loans, net	4,077	—	—	3,936	3,936
Retail loans, net	37,356	—	—	38,284	38,284
Restricted cash	380	380	—	—	380
Liabilities:
Commercial paper	$5,542	$—	$5,543	$—	$5,543
Bank loans	4,052	—	4,085	—	4,085
Medium-term note programs	29,470	—	30,069	—	30,069
Other debt	3,973	—	4,066	—	4,066
Secured debt	8,890	—	8,968	—	8,968

Fair value information presented in the tables above is based on information available at September 30, 2021 and March 31, 2021. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the three and six months ended September 30, 2021 and 2020 is summarized in the following tables:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended September 30, 2021
Revenues:
Retail	$370	$47	$—	$417
Dealer	13	3	—	16
Operating leases	1,659	326	—	1,985
Total revenues	2,042	376	—	2,418
Leased vehicle expenses	1,192	246	—	1,438
Interest expenses	153	27	—	180
Realized (gains)/losses on derivatives and foreign currency denominated debt	36	6	(42)	—
Net revenues	661	97	42	800
Other income, net	11	4	—	15
Total net revenues	672	101	42	815
Expenses:
General and administrative expenses	106	14	—	120
Provision for credit losses	8	1	—	9
Early termination loss on operating leases	7	—	—	7
Loss on derivative instruments	—	—	229	229
Gain on foreign currency revaluation of debt	—	—	(178)	(178)
Income before income taxes	$551	$86	$(9)	$628

Six months ended September 30, 2021
Revenues:
Retail	$739	$95	$—	$834
Dealer	31	6	—	37
Operating leases	3,326	671	—	3,997
Total revenues	4,096	772	—	4,868
Leased vehicle expenses	2,347	503	—	2,850
Interest expenses	315	55	—	370
Realized (gains)/losses on derivatives and foreign currency denominated debt	80	14	(94)	—
Net revenues	1,354	200	94	1,648
Other income, net	17	7	—	24
Total net revenues	1,371	207	94	1,672
Expenses:
General and administrative expenses	211	29	—	240
Provision for credit losses	(24)	1	—	(23)
Early termination loss on operating leases	2	(2)	—	—
Loss on derivative instruments	—	—	128	128
Gain on foreign currency revaluation of debt	—	—	(122)	(122)
Income before income taxes	$1,182	$179	$88	$1,449

September 30, 2021
Finance receivables, net	$35,983	$4,430	$—	$40,413
Investment in operating leases, net	30,996	5,154	—	36,150
Total assets	70,924	9,913	—	80,837

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended September 30, 2020
Revenues:
Retail	$377	$49	$—	$426
Dealer	22	3	—	25
Operating leases	1,607	335	—	1,942
Total revenues	2,006	387	—	2,393
Leased vehicle expenses	1,108	253	—	1,361
Interest expense	197	29	—	226
Realized (gains)/losses on derivatives and foreign currency denominated debt	72	11	(83)	—
Net revenues	629	94	83	806
Other income, net	12	5	—	17
Total net revenues	641	99	83	823
Expenses:
General and administrative expenses	104	12	—	116
Provision for credit losses	(2)	(2)	—	(4)
Early termination loss on operating leases	(56)	(3)	—	(59)
Gain on derivative instruments	—	—	(232)	(232)
Loss on foreign currency revaluation of debt	—	—	241	241
Income before income taxes	$595	$92	$74	$761

Six months ended September 30, 2020
Revenues:
Retail	$740	$93	$—	$833
Dealer	50	7	—	57
Operating leases	3,194	653	—	3,847
Total revenues	3,984	753	—	4,737
Leased vehicle expenses	2,298	499	—	2,797
Interest expense	427	63	—	490
Realized (gains)/losses on derivatives and foreign currency denominated debt	125	20	(145)	—
Net revenues	1,134	171	145	1,450
Other income, net	22	7	—	29
Total net revenues	1,156	178	145	1,479
Expenses:
General and administrative expenses	202	26	—	228
Provision for credit losses	2	(3)	—	(1)
Early termination loss on operating leases	(117)	2	—	(115)
Gain on derivative instruments	—	—	(325)	(325)
Loss on foreign currency revaluation of debt	—	—	348	348
Income before income taxes	$1,069	$153	$122	$1,344

September 30, 2020
Finance receivables, net	$35,275	$4,297	$—	$39,572
Investment in operating leases, net	29,267	5,171	—	34,438
Total assets	69,496	9,960	—	79,456

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

Results of Operations
The following table presents our income before income taxes:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020

	(U.S. dollars in millions)
Income before income taxes:
United States segment	$538	$661	$1,250	$1,178
Canada segment	90	100	199	166
Total income before income taxes	$628	$761	$1,449	$1,344

Comparison of the Three Months Ended September 30, 2021 and 2020
Our consolidated income before income taxes was $628 million during the second quarter of fiscal year 2022 compared to $761 million during the same period in fiscal year 2021. This decrease of $133 million, or 17%, was due to the following differences:

	Three months ended September 30,
	2021	2020	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$417	$426	$(9)	(2)%
Dealer	16	25	(9)	(36)%
Operating lease, net of leased vehicle expenses	547	581	(34)	(6)%
Interest expense	(180)	(226)	46	(20)%
Other income, net	15	17	(2)	(12)%
Total net revenues	815	823	(8)	(1)%
Expenses:
General and administrative expenses	120	116	4	3%
Provision for credit losses	9	(4)	13	n/m
Early termination loss on operating leases	7	(59)	66	(112)%
Gain on derivative instruments	229	(232)	461	(199)%
Loss on foreign currency revaluation of debt	(178)	241	(419)	(174)%
Total expenses	187	62	125	202%
Total income before income taxes	$628	$761	$(133)	(17)%
n/m = not meaningful

Comparison of the Six Months Ended September 30, 2021 and 2020
Our consolidated income before income taxes was $1,449 million during the first six months of fiscal year 2022 compared to $1,344 million during the same period in fiscal year 2021. This increase of $105 million, or 8%, was due to the following differences:

	Six months ended September 30,
	2021	2020	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$834	$833	$1	—%
Dealer	37	57	(20)	(35)%
Operating lease, net of leased vehicle expenses	1,147	1,050	97	9%
Interest expense	(370)	(490)	120	(24)%
Other income, net	24	29	(5)	(17)%
Total net revenues	1,672	1,479	193	13%
Expenses:
General and administrative expenses	240	228	12	5%
Provision for credit losses	(23)	(1)	(22)	n/m
Early termination loss on operating leases	—	(115)	115	(100)%
Gain on derivative instruments	128	(325)	453	(139)%
Loss on foreign currency revaluation of debt	(122)	348	(470)	(135)%
Total expenses	223	135	88	65%
Total income before income taxes	$1,449	$1,344	$105	8%

Segment Results—Comparison of the Three Months Ended September 30, 2021 and 2020
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2021	2020	2021	2020	2021	2020

	(U.S. dollars in millions)
Revenues:
Retail	$370	$377	$47	$49	$417	$426
Dealer	13	22	3	3	16	25
Operating leases	1,659	1,607	326	335	1,985	1,942
Total revenues	2,042	2,006	376	387	2,418	2,393
Leased vehicle expenses	1,192	1,108	246	253	1,438	1,361
Interest expense	153	197	27	29	180	226
Net revenues	697	701	103	105	800	806
Other income, net	11	12	4	5	15	17
Total net revenues	708	713	107	110	815	823
Expenses:
General and administrative expenses	106	104	14	12	120	116
Provision for credit losses	8	(2)	1	(2)	9	(4)
Early termination loss on operating leases	7	(56)	—	(3)	7	(59)
(Gain)/Loss on derivative instruments	227	(235)	2	3	229	(232)
(Gain)/Loss on foreign currency revaluation of debt	(178)	241	—	—	(178)	241
Income before income taxes	$538	$661	$90	$100	$628	$761
Revenues
Revenue from retail loans in the United States segment decreased by $7 million, or 2%, during the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021. Revenue from retail loans in the Canada segment decreased by $2 million, or 4%, during the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The decreases in revenue were attributable to lower yields, partially offset by higher average outstanding loan balances.
Operating lease revenue in the United States segment increased by $52 million, or 3%, during the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The increase was primarily attributable to higher average outstanding operating leases. Operating lease revenue in the Canada segment decreased by $9 million, or 3%, during the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The decrease was attributable to lower average outstanding operating leases.
Revenue from dealer loans in the United States segment decreased by $9 million, or 41%, during the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The decrease in revenue was primarily attributable to lower average outstanding wholesale flooring loan balances. Dealer inventory levels have declined due in part to supply chain disruptions that have negatively impacted the production of new vehicles. Revenue from dealer loans in the Canada segment was consistent during the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021.
Consolidated subsidy income from AHM and HCI sponsored incentive programs decreased by $16 million, or 4%, to $365 million during the second quarter of fiscal year 2022 compared to $381 million during the same period in fiscal year 2021 primarily due to the decrease in the average number of incentive retail loans that were outstanding during the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021.

Leased vehicle expenses
Leased vehicle expenses in the United States segment increased by $84 million, or 8%, during the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The increase was attributable to the increase in depreciation due to higher average outstanding operating leases during the second quarter of fiscal year 2022. Leased vehicle expenses in the Canada segment decreased by $7 million, or 3%, during the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The decrease was attributable to lower average outstanding operating leases.
Interest expense
Interest expense in the United States segment decreased by $44 million, or 22%, during the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021 primarily due to lower average interest rates. Interest expense in the Canada segment decreased by $2 million, or 7%, during the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The decrease was attributable to lower average interest rates and lower average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Provision for credit losses
In the United States segment, we recognized a provision for credit losses of $8 million during the second quarter of fiscal year 2022 compared to a negative provision for credit losses of $2 million during the same period in fiscal year 2021. Net charge-offs of retail loans were lower than expected during the second quarter of fiscal year 2022 which kept the provision for credit losses low. During the second quarter of fiscal year 2021, net charge-offs of retail loans were significantly lower than expected which resulted in the negative provision for credit losses during the period. In the Canada segment, we recognized a provision for credit losses of $1 million during the second quarter of fiscal year 2022 compared to a negative provision for credit losses of $2 million in the same period in fiscal year 2021. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
In the United States segment, we recognized early termination losses on operating leases of $7 million during the second quarter of fiscal year 2022 compared to a reversal of early termination losses of $56 million during the same period in fiscal year 2021. We recognized reversals of early termination losses throughout fiscal year 2021 as the result of reducing our estimate of early termination losses. During the second quarter of fiscal year 2022, our estimate of early termination losses increased slightly resulting in losses of $7 million during the quarter. In the Canada segment, we recognized a reversal of early termination losses on operating leases of less than $1 million during the second quarter of fiscal year 2022 compared to a reversal of early termination losses of $3 million during the same period in fiscal year 2021. The reversal of early termination losses during the second quarter of fiscal year 2022 was the result of lower than expected realized losses during the period. See “—Financial Condition—Credit Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a loss on derivative instruments of $227 million during the second quarter of fiscal year 2022 compared to a gain of $235 million during the same period in fiscal year 2021. The loss in the second quarter of fiscal year 2022 was attributable to a loss on cross currency swaps of $214 million, a loss on pay float interest rate swaps of $5 million, and a loss on pay fixed interest rate swaps of $8 million. The loss on cross currency swaps during the second quarter of fiscal year 2022 was primarily attributable to the U.S. dollar strengthening against the Euro and Sterling during the period. The loss on pay float interest rate swaps during the second quarter of fiscal year 2022 was primarily due to the increase in applicable swap rates during the period. The loss on pay fixed interest rate swaps was primarily due to the decline in the duration of the swaps. In the Canada segment, we recognized a loss on derivative instruments of $2 million during the second quarter of fiscal year 2022 compared to a loss of $3 million during the same period in fiscal year 2021. The loss in the second quarter of fiscal year 2022 was due to the decline in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $178 million during the second quarter of fiscal year 2022 compared to a loss of $241 million during the same period in fiscal year 2021. The gain in the second quarter of fiscal year 2022 was primarily due to the U.S. dollar strengthening against the Euro and Sterling during the period.

Income tax expense
The consolidated effective tax rate was 25.5% for the second quarter of fiscal year 2022 compared to 27.3% for the same period in fiscal year 2021. The decrease in the effective tax rate was primarily due to a decrease in state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Segment Results—Comparison of the Six Months Ended September 30, 2021 and 2020
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Six months ended September 30,		Six months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020	2021	2020

	(U.S. dollars in millions)
Revenues:
Retail	$739	$740	$95	$93	$834	$833
Dealer	31	50	6	7	37	57
Operating leases	3,326	3,194	671	653	3,997	3,847
Total revenues	4,096	3,984	772	753	4,868	4,737
Leased vehicle expenses	2,347	2,298	503	499	2,850	2,797
Interest expense	315	427	55	63	370	490
Net revenues	1,434	1,259	214	191	1,648	1,450
Other income, net	17	22	7	7	24	29
Total net revenues	1,451	1,281	221	198	1,672	1,479
Expenses:
General and administrative expenses	211	202	29	26	240	228
Provision for credit losses	(24)	2	1	(3)	(23)	(1)
Early termination loss on operating leases	2	(117)	(2)	2	—	(115)
(Gain)/Loss on derivative instruments	134	(332)	(6)	7	128	(325)
(Gain)/Loss on foreign currency revaluation of debt	(122)	348	—	—	(122)	348
Income before income taxes	$1,250	$1,178	$199	$166	$1,449	$1,344

Revenues
Revenue from retail loans in the United States segment was relatively consistent during the first six months of fiscal year 2022 compared to the same period in fiscal year 2021. Lower yields were offset by higher average outstanding loan balances. Revenue from retail loans in the Canada segment was relatively consistent during the first six months of fiscal year 2022 compared to the same period in fiscal year 2021. Increases in revenue due to the effect of foreign currency translation adjustments and higher average outstanding loan balances were offset by lower yields.
Operating lease revenue in the United States segment increased by $132 million, or 4%, during the first six months of fiscal year 2022 compared to the same period in fiscal year 2021. The increase was primarily attributable to higher average outstanding operating leases. Operating lease revenue in the Canada segment increased by $18 million, or 3%, during the first six months of fiscal year 2022 compared to the same period in fiscal year 2021. The increase was attributable to the effect of foreign currency translation adjustments.
Revenue from dealer loans in the United States segment decreased by $19 million, or 38%, during the first six months of fiscal year 2022 compared to the same period in fiscal year 2021. The decrease in revenue was primarily attributable to lower average outstanding wholesale flooring loan balances. Dealer inventory levels have declined due in part to supply chain disruptions that have negatively impacted the production of new vehicles. Revenue from dealer loans in the Canada segment was consistent during the first six months of fiscal year 2022 compared to the same period in fiscal year 2021.

Consolidated subsidy income from AHM and HCI sponsored incentive programs increased by $15 million, or 2%, to $755 million during the first six months of fiscal year 2022 compared to $740 million during the same period in fiscal year 2021 primarily due to the increase in the average number of incentive retail loans that were outstanding during the first six months of fiscal year 2022 compared to the same period in fiscal year 2021.
Leased vehicle expenses
Leased vehicle expenses in the United States segment increased by $49 million, or 2%, during the first six months of fiscal year 2022 compared to the same period in fiscal year 2021. The increase was primarily due to the increase in depreciation due to higher average outstanding operating leases during the first six months of fiscal year 2022. Leased vehicle expenses in the Canada segment increased by $4 million, or 1%, during the first six months of fiscal year 2022 compared to the same period in fiscal year 2021. The increase was primarily due to the effect of foreign currency translation adjustments.
Interest expense
Interest expense in the United States segment decreased by $112 million, or 26%, during the first six months of fiscal year 2022 compared to the same period in fiscal year 2021 primarily due to lower average interest rates. Interest expense in the Canada segment decreased by $8 million, or 13%, during the first six months of fiscal year 2022 compared to the same period in fiscal year 2021. The decrease was attributable to lower average interest rates and lower average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Provision for credit losses
In the United States segment, we recognized a negative provision for credit losses of $24 million, during the first six months of fiscal year 2022 compared to a provision for credit losses of $2 million during the same period in fiscal year 2021. The negative provision for credit losses was attributable to the reduction in the allowance for credit losses and lower than expected net charge-offs of retail loans during the first six months of fiscal year 2022. In the Canada segment, we recognized a provision for credit losses of $1 million during the first six months of fiscal year 2022 compared to a negative provision for credit losses of $3 million in the same period in fiscal year 2021. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
In the United States segment, we recognized early termination losses on operating leases of $2 million during the first six months of fiscal year 2022 compared to a reversal of early termination losses of $117 million during the same period in fiscal year 2021. We recognized reversals of early termination losses throughout fiscal year 2021 and the first quarter of fiscal year 2022 as the result of reducing our estimate of early termination losses. During the second quarter of fiscal year 2022, our estimate of early termination losses increased slightly resulting in net losses of $2 million during the first six months of fiscal year 2022. In the Canada segment, we recognized a reversal of early termination losses on operating leases of $2 million during the first six months of fiscal year 2022 compared to early termination losses of $2 million during the same period in fiscal year 2021. The reversal of early termination losses during the first six months of fiscal year 2022 was the result of lower than expected realized losses during the period. See “—Financial Condition—Credit Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a loss on derivative instruments of $134 million during the first six months of fiscal year 2022 compared to a gain of $332 million during the same period in fiscal year 2021. The loss in the first six months of fiscal year 2022 was attributable to a loss on cross currency swaps of $171 million and a loss on pay fixed interest rate swaps of $27 million, partially offset by a gain on pay float interest rate swaps of $64 million. The loss on cross currency swaps during the first six months of fiscal year 2022 was primarily attributable to the U.S. dollar strengthening against the Euro and Sterling during the period. The gain on pay float interest rate swaps during the first six months of fiscal year 2022 was primarily due to the decline in applicable swap rates during the period. The loss on pay fixed interest rate swaps was primarily due to the decline in the duration of the swaps. In the Canada segment, we recognized a gain on derivative instruments of $6 million during the first six months of fiscal year 2022 compared to a loss of $7 million during the same period in fiscal year 2021. The gain in the first six months of fiscal year 2022 was due to the increase in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $122 million during the first six months of fiscal year 2022 compared to a loss of $348 million during the same period in fiscal year 2021. The gain in the first six months of fiscal year 2022 was primarily due to the U.S. dollar strengthening against the Euro and Sterling during the period.

Income tax expense
The consolidated effective tax rate was 26.0% for the first six months of fiscal year 2022 compared to 26.4% for the same period in fiscal year 2021. The decrease in the effective tax rate was primarily due to a decrease in state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended September 30,				Six months ended September 30,
	2021		2020		2021		2020
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	106	87	159	133	284	247	268	224
Used auto	19	4	36	14	37	8	59	23
Motorcycle and other	14	—	21	1	33	1	53	1
Total retail loans	139	91	216	148	354	256	380	248
Leases	107	95	136	119	269	253	232	202

Canada Segment
Retail loans:
New auto	20	18	20	18	33	29	29	26
Used auto	3	—	4	—	7	—	6	—
Motorcycle and other	2	1	4	3	4	4	7	6
Total retail loans	25	19	28	21	44	33	42	32
Leases	18	18	23	23	38	37	34	33

Consolidated
Retail loans:
New auto	126	105	179	151	317	276	297	250
Used auto	22	4	40	14	44	8	65	23
Motorcycle and other	16	1	25	4	37	5	60	7
Total retail loans	164	110	244	169	398	289	422	280
Leases	125	113	159	142	307	290	266	235
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

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
United States Segment
New auto	62%	76%	66%	73%
Motorcycle	28%	33%	29%	33%

Canada Segment
New auto	87%	93%	82%	82%
Motorcycle	22%	39%	22%	30%

Consolidated
New auto	64%	78%	68%	74%
Motorcycle	27%	34%	28%	33%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	September 30, 2021	March 31, 2021	September 30, 2021	March 31, 2021

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$28,543	$27,200	1,600	1,587
Used auto	4,599	4,915	340	359
Motorcycle and other	1,280	1,328	190	196
Total retail loans	$34,422	$33,443	2,130	2,142
Investment in operating leases	$30,996	$30,036	1,298	1,311

Securitized retail loans (2)	$8,573	$8,368	690	686

Canada Segment
Retail loans:
New auto	$3,632	$3,502	239	244
Used auto	344	290	29	26
Motorcycle and other	122	121	22	22
Total retail loans	$4,098	$3,913	290	292
Investment in operating leases	$5,154	$5,309	257	272

Securitized retail loans (2)	$299	$415	32	38
Securitized investments in operating leases (2)	$354	$440	20	23

Consolidated
Retail loans:
New auto	$32,175	$30,702	1,839	1,831
Used auto	4,943	5,205	369	385
Motorcycle and other	1,402	1,449	212	218
Total retail loans	$38,520	$37,356	2,420	2,434
Investment in operating leases	$36,150	$35,345	1,555	1,583

Securitized retail loans (2)	$8,872	$8,783	722	724
Securitized investments in operating leases (2)	$354	$440	20	23
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.
In the United States segment, retail loan acquisition volumes decreased by 7% during the first six months of fiscal year 2022 compared to the same period in fiscal year 2021 due to the decline in used auto and motorcycles loan acquisitions. The decline in used auto loan acquisitions was the result of lower incentive volumes. The decline in motorcycle loan acquisitions was primarily due to lower motorcycle and power equipment sales during the first six months of fiscal year 2022 compared to the same period in fiscal year 2021. Lease acquisition volumes increased by 16% during the first six months of fiscal year 2022 compared to the same period in fiscal year 2021 due to higher sponsored incentive program volumes. In the Canada segment, retail loan acquisition volumes increased by 5% and lease acquisition volumes increased by 12% during the first six months of fiscal year 2022 compared to the same period in fiscal year 2021. The increases were primarily due to higher sponsored incentive program volumes.

Supply chain disruptions have negatively impacted the production of new vehicles and dealer inventory levels. The duration and severity of the supply chain disruptions are uncertain. Prolonged disruptions could materially impact the volume of future retail loan and lease acquisitions.
Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	September 30, 2021	March 31, 2021
United States Segment
Automobile	28%	28%
Motorcycle	98%	97%
Other	17%	18%

Canada Segment
Automobile	32%	33%
Motorcycle	95%	95%
Other	92%	92%

Consolidated
Automobile	29%	29%
Motorcycle	97%	97%
Other	20%	20%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
United States Segment
Automobile	24%	24%	23%	23%
Motorcycle	98%	98%	98%	98%
Other	5%	9%	6%	9%

Canada Segment
Automobile	29%	32%	29%	32%
Motorcycle	91%	85%	92%	87%
Other	97%	97%	97%	97%

Consolidated
Automobile	24%	25%	24%	24%
Motorcycle	97%	96%	97%	97%
Other	8%	11%	10%	13%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	September 30, 2021	March 31, 2021	September 30, 2021	March 31, 2021

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$719	$2,396	25	83
Motorcycle	175	216	25	26
Other	34	39	26	37
Total wholesale flooring loans	$928	$2,651	76	146
Commercial loans	$632	$812

Canada Segment
Wholesale flooring loans:
Automobile	$209	$488	8	17
Motorcycle	32	45	6	5
Other	32	20	23	18
Total wholesale flooring loans	$273	$553	37	40
Commercial loans	$60	$61

Consolidated
Wholesale flooring loans:
Automobile	$928	$2,884	33	100
Motorcycle	207	261	31	31
Other	66	59	49	55
Total wholesale flooring loans	$1,201	$3,204	113	186
Commercial loans	$692	$873
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the three months ended September 30,		As of or for the six months ended September 30,
	2021	2020	2021	2020

	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period (4)	$246	$421	$279	$456
Provision for credit losses	8	(2)	(24)	2
Charge-offs, net of recoveries	(13)	(17)	(14)	(56)
Allowance for credit losses at end of period	$241	$402	$241	$402
Allowance as a percentage of ending receivable balance (1)			0.66%	1.12%
Charge-offs as a percentage of average receivable balance (1), (3)	0.15%	0.19%	0.08%	0.32%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$89	$90
As a percentage of ending receivable balance (1), (2)			0.24%	0.25%
Operating leases:
Early termination loss on operating leases	$7	$(56)	$2	$(117)
Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period (4)	$9	$13	$9	$15
Provision for credit losses	1	(2)	1	(3)
Charge-offs, net of recoveries	(1)	(1)	(1)	(2)
Effect of translation adjustment	—	1	—	1
Allowance for credit losses at end of period	$9	$11	$9	$11
Allowance as a percentage of ending receivable balance (1)			0.20%	0.26%
Charge-offs as a percentage of average receivable balance (1), (3)	0.05%	—%	0.04%	0.07%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$2	$3
As a percentage of ending receivable balance (1), (2)			0.05%	0.07%
Operating leases:
Early termination loss on operating leases	$—	$(3)	$(2)	$2
Consolidated
Finance receivables:
Allowance for credit losses at beginning of period (4)	$255	$434	$288	$471
Provision for credit losses	9	(4)	(23)	(1)
Charge-offs, net of recoveries	(14)	(18)	(15)	(58)
Effect of translation adjustment	—	1	—	1
Allowance for credit losses at end of period	$250	$413	$250	$413
Allowance as a percentage of ending receivable balance (1)			0.61%	1.03%
Charge-offs as a percentage of average receivable balance (1), (3)	0.13%	0.17%	0.07%	0.29%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$91	$93
As a percentage of ending receivable balance (1), (2)			0.22%	0.23%
Operating leases:
Early termination loss on operating leases	$7	$(59)	$—	$(115)
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
(3)Percentages for the three and six months ended September 30, 2021 and 2020 have been annualized.
(4)Beginning allowance for the six months ended September 30, 2020 includes the cumulative effect of adopting ASU 2016-13.

In the United States segment, we recognized a negative provision for credit losses on our finance receivables of $24 million during the first six months of fiscal year 2022 compared to a provision for credit losses of $2 million during the same period in fiscal year 2021. The negative provision for credit losses was attributable to the reduction in the allowance for credit losses reflecting favorable revisions to forecasted economic factors including forecasted personal bankruptcy rates and better than expected net charge-offs of retail loans during the period. We recognized early termination losses on operating leases of $2 million during the first six months of fiscal year 2022 compared to a reversal of early termination losses of $117 million during the same period in fiscal year 2021. We recognized reversals of early termination losses throughout fiscal year 2021 and the first quarter of fiscal year 2022 as a result of revisions to the estimated impact of COVID-19, lower than expected realized losses, and reductions in estimated lessee default rates. During the second quarter of fiscal year 2022, our estimate of early termination losses increased slightly resulting in losses of $7 million during the quarter and net losses of $2 million during the first six months of fiscal year 2022.
In the Canada segment, we recognized a provision for credit losses of $1 million on our finance receivables during the first six months of fiscal year 2022 compared to a negative provision for credit losses of $3 million during the same period in fiscal year 2021. We recognized a reversal of early termination losses on operating lease assets of $2 million during the first six months of fiscal year 2022 compared to early termination losses of $2 million during the same period in fiscal year 2021. The reversal of early termination losses during the first six months of fiscal year 2022 was the result of lower than expected realized losses during the period.
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
We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount the carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first six months of fiscal year 2022 or 2021.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	120	116	272	180
Sales through auctions and dealer direct programs (3)	1	21	5	59
Total termination units	121	137	277	239

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	24	25	52	40
Sales through auctions and dealer direct programs (3)	—	1	1	4
Total termination units	24	26	53	44

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	144	141	324	220
Sales through auctions and dealer direct programs (3)	1	22	6	63
Total termination units	145	163	330	283
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
The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of September 30, 2021 and March 31, 2021 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of September 30, 2021 and March 31, 2021, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on September 30, 2021. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate
	September 30, 2021	March 31, 2021	September 30, 2021	March 31, 2021

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,309	$4,615	0.22%	0.29%
Bank loans	3,299	2,799	0.84%	0.95%
Private MTN program	—	500	—%	3.80%
Public MTN program	29,427	28,943	1.45%	1.53%
Euro MTN programme	27	27	2.23%	2.23%
Total unsecured debt	37,062	36,884
Secured debt	8,245	8,149	0.94%	1.37%
Total debt	$45,307	$45,033

Canada Segment
Unsecured debt:
Commercial paper	$852	$927	0.32%	0.42%
Bank loans	887	1,253	1.14%	1.15%
Other debt	4,211	3,973	2.09%	2.11%
Total unsecured debt	5,950	6,153
Secured debt	540	741	0.96%	0.95%
Total debt	$6,490	$6,894

Consolidated
Unsecured debt:
Commercial paper	$5,161	$5,542	0.23%	0.31%
Bank loans	4,186	4,052	0.90%	1.01%
Private MTN program	—	500	—%	3.80%
Public MTN program	29,427	28,943	1.45%	1.53%
Euro MTN programme	27	27	2.23%	2.23%
Other debt	4,211	3,973	2.09%	2.11%
Total unsecured debt	43,012	43,037
Secured debt	8,785	8,890	0.95%	1.34%
Total debt	$51,797	$51,927
Commercial Paper
As of September 30, 2021, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($2.0 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the six months ended September 30, 2021, consolidated commercial paper month-end outstanding principal balances ranged from $5.6 billion to $6.7 billion.
Bank Loans
During the six months ended September 30, 2021, AHFC entered into a $500 million floating rate term loan agreement. HCFI did not enter into any new term loan agreements. As of September 30, 2021, we had bank loans denominated in U.S. dollars and Canadian dollars with floating and fixed interest rates, in principal amounts ranging from $79 million to $600 million. As of September 30, 2021, the remaining maturities of all bank loans outstanding ranged from 20 days to approximately 4.9 years. The weighted average remaining maturity on all bank loans was 1.5 years as of September 30, 2021.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of September 30, 2021, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans.
Medium-Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. The last remaining note under the Private MTN program matured on September 20, 2021. Notes under this program were issued pursuant to the terms of an issuing and paying agency agreement, which required AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of defaults.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the six months ended September 30, 2021, AHFC issued $2.2 billion aggregate principal amount of U.S. dollar denominated fixed rate notes with an original maturity ranging from 23 months to 5 years. AHFC also issued $1.3 billion aggregate principal amount of Euro denominated fixed rate notes with an original maturity of 7 years. The weighted average remaining maturities of all Public MTNs was 2.6 years as of September 30, 2021.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of September 30, 2021, management believes that AHFC was in compliance with all covenants under the indenture.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2021, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.
The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	September 30, 2021	March 31, 2021

	(U.S. dollars in millions)
U.S. dollar	$21,655	$22,902
Euro	6,296	5,032
Sterling	1,476	1,509
Japanese yen	27	27
Total	$29,454	$29,470

Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the six months ended September 30, 2021, HCFI entered into a new 3 year floating rate private placements for $197 million and a new 5 year fixed rate private placement for $315 million. As of September 30, 2021, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 68 days to approximately 6.4 years. The weighted average remaining maturities of these notes was 2.9 years as of September 30, 2021.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2021, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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
During the six months ended September 30, 2021, we issued notes through asset-backed securitizations totaling $3.0 billion, which were secured by assets with an initial balance of $3.2 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 25, 2022, a $2.1 billion credit agreement, which expires on February 28, 2023, and a $1.4 billion credit agreement, which expires on February 28, 2025. As of September 30, 2021, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$2.0 billion ($1.6 billion) syndicated bank credit facility that includes a C$1.0 billion ($789 million) credit agreement, which expires on March 25, 2022 and a C$1.0 billion ($789 million) credit agreement, which expires March 25, 2025. As of September 30, 2021, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of September 30, 2021, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of September 30, 2021, no amounts were drawn upon under these agreements. These agreements expire in September 2022. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of September 30, 2021 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $20 million and $18 million during the three months ended September 30, 2021 and 2020, respectively, and $39 million and $35 million during the six months ended September 30, 2021 and 2020, respectively, pursuant to these Support Compensation Agreements and the predecessor agreements.
Indebtedness of Consolidated Subsidiaries
As of September 30, 2021, AHFC and its consolidated subsidiaries had $61.1 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $16.3 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

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

Contractual Obligations
The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve-month periods ending September 30,
	Total	2022	2023	2024	2025	2026	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$43,092	$15,137	$10,266	$6,997	$3,453	$2,460	$4,779
Secured debt obligations (1)	8,798	4,863	2,779	1,020	136	—	—
Interest payments on debt (2)	1,644	578	422	257	160	103	124
Operating lease obligations	70	10	9	8	7	8	28
Total	$53,604	$20,588	$13,476	$8,282	$3,756	$2,571	$4,931
_______________________

(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of September 30, 2021.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of September 30, 2021.
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
Sensitivity Analysis
Our allowance for credit losses and early termination losses on operating leases requires significant judgment about inherently uncertain factors. The estimates are based on management’s evaluation of many factors, including our historical credit loss experience, the value of the underlying collateral, delinquency trends, and economic conditions. The estimates are based on information available as of each reporting date. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates. 10% and 20% increases in estimated incurred losses on our consumer finance receivables would have resulted in increases to the allowance for credit losses as of September 30, 2021 of $24 million and $48 million, respectively. Similarly, 10% and 20% increases in estimated incurred losses due to defaults on operating leases would have resulted in increases to estimated early termination losses as of September 30, 2021 of $8 million and $17 million, respectively.
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

Sensitivity Analysis
If future estimated auction values for all outstanding operating leases as of September 30, 2021 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $64 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $11 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of September 30, 2021. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2021, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: November 09, 2021

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)