Form 10-Q
period 2021-12-31
AMERICAN HONDA FINANCE CORP
filed 2022-02-10
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of January 31, 2022, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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
For the quarter ended December 31, 2021
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

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share amounts)

	December 31, 2021	March 31, 2021
Assets
Cash and cash equivalents	$2,132	$1,870
Finance receivables, net of allowance for credit losses of $228 and $288	39,008	41,433
Investment in operating leases, net	35,160	35,345
Due from Parent and affiliated companies	52	194
Other assets	1,221	1,042
Derivative instruments	715	918
Total assets	$78,288	$80,802
Liabilities and Equity
Debt	$48,696	$51,927
Due to Parent and affiliated companies	117	106
Income taxes payable	464	205
Deferred income taxes	7,121	7,033
Other liabilities	1,171	1,734
Derivative instruments	500	632
Total liabilities	58,069	61,637
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of December 31, 2021 and March 31, 2021	1,366	1,366
Retained earnings	17,594	16,626
Accumulated other comprehensive loss	(53)	(44)
Total shareholder’s equity	18,907	17,948
Noncontrolling interest in subsidiary	1,312	1,217
Total equity	20,219	19,165
Total liabilities and equity	$78,288	$80,802

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	December 31, 2021	March 31, 2021
Finance receivables, net	$8,926	$8,783
Investment in operating leases, net	321	440
Other assets	350	397
Total assets	$9,597	$9,620
Secured debt	$8,806	$8,890
Other liabilities	5	6
Total liabilities	$8,811	$8,896

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Revenues:
Retail	$401	$423	$1,235	$1,256
Dealer	15	25	52	82
Operating leases	1,924	1,951	5,921	5,798
Total revenues	2,340	2,399	7,208	7,136
Leased vehicle expenses	1,406	1,391	4,256	4,188
Interest expense	171	207	541	697
Net revenues	763	801	2,411	2,251
Other income, net	13	17	37	46
Total net revenues	776	818	2,448	2,297
Expenses:
General and administrative expenses	117	116	357	344
Provision for credit losses	(3)	(19)	(26)	(20)
Early termination loss on operating leases	10	(18)	10	(133)
(Gain)/Loss on derivative instruments	106	(259)	234	(584)
(Gain)/Loss on foreign currency revaluation of debt	(112)	279	(234)	627
Total expenses	118	99	341	234
Income before income taxes	658	719	2,107	2,063
Income tax expense	168	160	545	515
Net income	490	559	1,562	1,548
Less: Net income attributable to noncontrolling interest	33	34	103	93
Net income attributable to American Honda Finance Corporation	$457	$525	$1,459	$1,455

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Net income	$490	$559	$1,562	$1,548
Other comprehensive income:
Foreign currency translation adjustment	9	107	(17)	220
Comprehensive income	499	666	1,545	1,768
Less: Comprehensive income attributable to noncontrolling interest	38	85	95	198
Comprehensive income attributable to American Honda Finance Corporation	$461	$581	$1,450	$1,570

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2020	$17,563	$15,395	$(175)	$1,366	$977
Adoption of accounting standard (Note 1)	(75)	(73)	—	—	(2)
Net income	1,548	1,455	—	—	93
Other comprehensive income	220	—	115	—	105
Dividends declared	(143)	(143)	—	—	—
Balance at December 31, 2020	$19,113	$16,634	$(60)	$1,366	$1,173

Balance at March 31, 2021	$19,165	$16,626	$(44)	$1,366	$1,217
Net income	1,562	1,459	—	—	103
Other comprehensive loss	(17)	—	(9)	—	(8)
Dividends declared	(491)	(491)	—	—	—
Balance at December 31, 2021	$20,219	$17,594	$(53)	$1,366	$1,312

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Nine months ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,562	$1,548
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(126)	(180)
Provision for credit losses	(26)	(20)
Early termination loss on operating leases	10	(133)
Depreciation on leased vehicles	4,306	4,250
Accretion of unearned subsidy income	(1,104)	(1,118)
Amortization of deferred dealer participation and other deferred costs	281	273
Gain on disposition of leased vehicles	(162)	(162)
Deferred income taxes	91	409
Changes in operating assets and liabilities:
Income taxes receivable/payable	259	(71)
Other assets	(283)	44
Accrued interest/discounts on debt	11	34
Other liabilities	(553)	7
Due to/from Parent and affiliated companies	152	25
Net cash provided by operating activities	4,418	4,906
Cash flows from investing activities:
Finance receivables acquired	(14,939)	(16,117)
Principal collected on finance receivables	15,187	13,674
Net change in wholesale loans	1,978	1,244
Purchase of operating lease vehicles	(12,805)	(11,963)
Disposal of operating lease vehicles	8,942	7,502
Cash received for unearned subsidy income	932	945
Other investing activities, net	(6)	(7)
Net cash used in investing activities	(711)	(4,722)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Nine months ended December 31,
	2021	2020
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$23,415	$31,037
Paydown of commercial paper	(24,946)	(29,821)
Proceeds from issuance of short-term debt	—	519
Paydown of short-term debt	(240)	(738)
Proceeds from issuance of related party debt	—	1,196
Paydown of related party debt	—	(1,373)
Proceeds from issuance of medium-term notes and other debt	5,186	7,817
Paydown of medium-term notes and other debt	(6,321)	(6,306)
Proceeds from issuance of secured debt	4,488	3,241
Paydown of secured debt	(4,582)	(4,281)
Dividends paid	(491)	(143)
Net cash (used in)/provided by financing activities	(3,491)	1,148
Effect of exchange rate changes on cash and cash equivalents	1	22
Net increase in cash and cash equivalents	217	1,354
Cash and cash equivalents and restricted cash at beginning of period	2,250	2,085
Cash and cash equivalents and restricted cash at end of period	$2,467	$3,439
Supplemental disclosures of cash flow information:
Interest paid	$456	$461
Income taxes paid	$201	$212

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	December 31,
	2021	2020
Cash and cash equivalents	$2,132	$3,017
Restricted cash included in other assets (1)	335	422
Total	$2,467	$3,439
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	December 31, 2021
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$37,683	$2,021	$39,704
Allowance for credit losses	(222)	(6)	(228)
Deferred dealer participation and other deferred costs	408	—	408
Unearned subsidy income	(876)	—	(876)
Finance receivables, net	$36,993	$2,015	$39,008

	March 31, 2021
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$38,102	$4,085	$42,187
Allowance for credit losses	(280)	(8)	(288)
Deferred dealer participation and other deferred costs	434	—	434
Unearned subsidy income	(900)	—	(900)
Finance receivables, net	$37,356	$4,077	$41,433

Finance receivables include retail loans with a net carrying amount of $8.9 billion and $8.8 billion as of December 31, 2021 and March 31, 2021, respectively, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and nine months ended December 31, 2021
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of October 1, 2021	$243	$7	$250
Provision	(2)	(1)	(3)
Charge-offs	(39)	—	(39)
Recoveries	20	—	20
Effect of translation adjustment	—	—	—
Ending balance as of December 31, 2021	$222	$6	$228

Beginning balance as of April 1, 2021	$280	$8	$288
Provision	(24)	(2)	(26)
Charge-offs	(102)	—	(102)
Recoveries	68	—	68
Effect of translation adjustment	—	—	—
Ending balance as of December 31, 2021	$222	$6	$228

	Three and nine months ended December 31, 2020
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of October 1, 2020	$405	$8	$413
Provision	(18)	(1)	(19)
Charge-offs	(64)	—	(64)
Recoveries	32	1	33
Effect of translation adjustment	—	—	—
Ending balance as of December 31, 2020	$355	$8	$363

Beginning balance	$364	$6	$370
Cumulative effective of adopting ASU 2016-13	98	3	101
Beginning balance as of April 1, 2020	462	9	471
Provision	(18)	(2)	(20)
Charge-offs	(177)	(1)	(178)
Recoveries	87	2	89
Effect of translation adjustment	1	—	1
Ending balance as of December 31, 2020	$355	$8	$363

The allowance declined during the nine months ended December 31, 2021 reflecting a reduction in expected credit losses due to favorable revisions to forecasted economic factors including forecasted personal bankruptcy rates and better than expected net charge-offs during the period.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
There were no modifications to the terms of dealer loan contracts that constituted troubled debt restructurings during the nine months ended December 31, 2021 and 2020. The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the nine months ended December 31, 2021 and 2020. The Company does allow limited payment deferrals on consumer finance receivables. These payment deferrals are not treated as troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period. Payment deferrals were also granted to certain customers impacted by COVID-19 beginning in mid-March 2020 through the end of March 2021. Customers taking advantage of the deferrals were not considered delinquent during such deferral periods and therefore were not reflected in delinquency measures.
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

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
December 31, 2021
Retail loans:
New auto	$210	$60	$14	$284	$30,711	$30,995
Used and certified auto	85	25	5	115	4,709	4,824
Motorcycle and other	14	6	3	23	1,373	1,396
Total retail loans	309	91	22	422	36,793	37,215
Dealer loans:
Wholesale flooring	1	—	—	1	1,228	1,229
Commercial loans	—	—	—	—	792	792
Total dealer loans	1	—	—	1	2,020	2,021
Total finance receivables	$310	$91	$22	$423	$38,813	$39,236

March 31, 2021
Retail loans:
New auto	$145	$33	$7	$185	$30,715	$30,900
Used and certified auto	50	12	3	65	5,202	5,267
Motorcycle and other	10	3	2	15	1,454	1,469
Total retail loans	205	48	12	265	37,371	37,636
Dealer loans:
Wholesale flooring	1	—	—	1	3,205	3,206
Commercial loans	—	—	—	—	879	879
Total dealer loans	1	—	—	1	4,084	4,085
Total finance receivables	$206	$48	$12	$266	$41,455	$41,721

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2022	2021	2020	2019	2018	Prior	Total

	(U.S. dollars in millions)
December 31, 2021
Credit grade A	$7,873	$8,902	$3,566	$2,324	$980	$259	$23,904
Credit grade B	2,056	2,223	1,026	623	344	113	6,385
Credit grade C	1,451	1,572	825	477	286	96	4,707
Credit grade D	396	468	393	220	123	48	1,648
Others	183	169	105	66	32	16	571
Total retail loans	$11,959	$13,334	$5,915	$3,710	$1,765	$532	$37,215

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
Group III - Dealerships with impaired loans

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2022	2021	2020	2019	2018	Prior	Revolving loans	Wholesale Flooring	Total
	(U.S. dollars in millions)
December 31, 2021
Group I	$—	$178	$59	$10	$59	$110	$265	$610	$1,291
Group II	6	58	8	26	8	5	—	619	730
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$6	$236	$67	$36	$67	$115	$265	$1,229	$2,021

	Commercial loans by vintage fiscal year

	2021	2020	2019	2018	2017	Prior	Revolving loans	Wholesale Flooring	Total
	(U.S. dollars in millions)
March 31, 2021
Group I	$155	$57	$—	$43	$44	$88	$283	$1,491	$2,161
Group II	92	25	40	30	9	13	—	1,715	1,924
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$247	$82	$40	$73	$53	$101	$283	$3,206	$4,085

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	December 31, 2021	March 31, 2021

	(U.S. dollars in millions)
Operating lease vehicles	$44,639	$45,153
Accumulated depreciation	(8,541)	(8,726)
Deferred dealer participation and initial direct costs	123	130
Unearned subsidy income	(975)	(1,123)
Estimated early termination losses	(86)	(89)
Investment in operating leases, net	$35,160	$35,345

Operating lease revenue consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
	(U.S. dollars in millions)

Lease payments	$1,725	$1,715	$5,247	$5,077
Subsidy income and dealer rate participation, net	190	225	626	677
Reimbursed lessor costs	9	11	48	44
Total operating lease revenue, net	$1,924	$1,951	$5,921	$5,798

Leased vehicle expenses consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020

	(U.S. dollars in millions)
Depreciation expense	$1,412	$1,418	$4,306	$4,250
Initial direct costs and other lessor costs	29	30	112	100
Gain on disposition of leased vehicles (1)	(35)	(57)	(162)	(162)
Total leased vehicle expenses, net	$1,406	$1,391	$4,256	$4,188
________________________
(1)Included in the gain on disposition of leased vehicles are end of term charges of $1 million and $10 million for the three months ended December 31, 2021 and 2020, respectively, and $17 million and $43 million for the nine months ended December 31, 2021 and 2020, respectively.
Investment in operating leases includes lease assets with a net carrying amount of $321 million and $440 million as of December 31, 2021 and March 31, 2021, respectively, which have been transferred to SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These investments in operating leases are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Contractual operating lease payments due as of December 31, 2021 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve-month periods ending December 31,	(U.S. dollars in millions)

2022	$5,730
2023	3,775
2024	1,372
2025	239
2026	60
Total	$11,176
The Company recognized early termination losses on operating leases of $10 million during both the three and nine months ended December 31, 2021, and recognized a reversal of early termination losses on operating leases of $18 million and $133 million during the three and nine months ended December 31, 2020, respectively. Net realized losses totaled $8 million and $13 million during the three and nine months ended December 31, 2021, respectively, and $17 million and $53 million during the three and nine months ended December 31, 2020, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $2 million and $9 million during the three months ended December 31, 2021 and 2020, respectively, and $4 million and $30 million during the nine months ended December 31, 2021 and 2020, respectively.
No impairment losses due to declines in estimated residual values were recognized during the three and nine months ended December 31, 2021 and 2020.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate		Contractual interest rate ranges
	December 31, 2021	March 31, 2021	December 31, 2021	March 31, 2021	December 31, 2021	March 31, 2021

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$4,010	$5,542	0.29%	0.31%	0.21 - 0.54%	0.20 - 0.67%
Bank loans	3,389	4,052	0.96%	1.01%	0.56 - 1.35%	0.56 - 1.29%
Private MTN program	—	500	—%	3.80%	— - —%	3.80 - 3.80%
Public MTN program	28,555	28,943	1.44%	1.53%	0.25 - 3.63%	0.33 - 3.63%
Euro MTN programme	26	27	2.23%	2.23%	2.23 - 2.23%	2.23 - 2.23%
Other debt	3,910	3,973	2.11%	2.11%	0.58 - 3.44%	0.53 - 3.44%
Total unsecured debt	39,890	43,037
Secured debt	8,806	8,890	0.85%	1.34%	0.12 - 3.30%	0.12 - 3.30%
Total debt	$48,696	$51,927

As of December 31, 2021, the outstanding principal balance of long-term debt with floating interest rates totaled $7.3 billion, long-term debt with fixed interest rates totaled $36.8 billion, and short-term debt with floating or fixed interest rates totaled $4.6 billion. As of March 31, 2021, the outstanding principal balance of long-term debt with floating interest rates totaled $9.9 billion, long-term debt with fixed interest rates totaled $35.6 billion, and short-term debt with floating or fixed interest rates totaled $6.4 billion.
Commercial Paper
As of December 31, 2021 and March 31, 2021, the Company had commercial paper programs that provide the Company with available funds of up to $9.0 billion at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $5.6 billion and $5.1 billion during the nine months ended December 31, 2021 and 2020, respectively. The maximum balance outstanding at any month-end during the nine months ended December 31, 2021 and 2020 was $6.7 billion and $6.8 billion, respectively.
Bank Loans
Outstanding bank loans at December 31, 2021 were either short-term or long-term, with floating or fixed interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of December 31, 2021 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Public MTN Program
In August 2019, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of December 31, 2021 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program as of December 31, 2021. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of December 31, 2021 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of December 31, 2021 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans and operating leases. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 25, 2022, a $2.1 billion credit agreement, which expires on February 28, 2023, and a $1.4 billion credit agreement, which expires on February 28, 2025. As of December 31, 2021, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.6 billion syndicated bank credit facility that includes a $791 million credit agreement, which expires on March 25, 2022 and a $791 million credit agreement, which expires on March 25, 2025. As of December 31, 2021, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of December 31, 2021, no amounts were drawn upon under these agreements. These agreements expire in September 2022. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

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

	December 31, 2021			March 31, 2021
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$62,836	$521	$310	$64,088	$545	$586
Cross currency swaps	8,348	194	190	6,303	373	46
Gross derivative assets/liabilities		715	500		918	632
Collateral posted/held		8	16		37	5
Counterparty netting adjustment		(462)	(462)		(591)	(591)
Net derivative assets/liabilities		$261	$54		$364	$46

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020

	(U.S. dollars in millions)
Interest rate swaps	$54	$(20)	$97	$(35)
Cross currency swaps	(160)	279	(331)	619
Total (loss)/gain on derivative instruments	$(106)	$259	$(234)	$584

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended December 31,		Nine months ended December 31,
Income Statement	2021	2020	2021	2020

	(U.S. dollars in millions)
Revenue:
Subsidy income	$342	$372	$1,097	$1,112
Interest expense:
Related party debt	—	—	—	2
Other income, net:
VSC administration fees	—	26	2	79
Support Service Fee	—	(11)	—	(34)
General and administrative expenses:
Support Compensation Agreement fees	19	18	58	53
Benefit plan expenses	2	2	6	6
Shared services	18	17	54	52
Lease expense	1	1	3	1

Balance Sheet	December 31, 2021	March 31, 2021

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(866)	$(891)
Investment in operating leases, net:
Unearned subsidy income	(972)	(1,120)
Due from Parent and affiliated companies	52	194
Liabilities:
Due to Parent and affiliated companies	117	106
Other liabilities:
Unearned VSC administrative fees	—	333
Accrued benefit expenses	61	60
Operating lease liabilities	16	17

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
Vehicle Service Contract (VSC) Administration
AHFC performed administrative services for VSCs issued by certain subsidiaries of AHM. AHFC’s performance obligations for the services were satisfied over the term of the underlying contracts and revenue was recognized proportionate to the anticipated amount of services to be performed. Contract terms ranged between two and nine years with the majority of contracts having had original terms between four and eight years. The majority of the administrative service revenue was recognized during the latter years of the underlying contracts as this is the period in which the majority of VSC claims were processed. AHFC received fees for performing the administrative services when the contracts were acquired. Effective April 1, 2021, the administration of VSCs has been transferred to AHM.
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
Other
AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the three months ended December 31, 2021 and 2020, the Company recognized less than $1 million and $2 million, respectively, and during the nine months ended December 31, 2021 and 2020, the Company recognized $1 million and $7 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.
The majority of the amounts due from the Parent and affiliated companies at December 31, 2021 and March 31, 2021 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at December 31, 2021 and March 31, 2021 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
Effective October 1, 2020, AHFC leases certain premises from its parent, AHM.
In July 2021 and 2020, AHFC declared and paid cash dividends of $491 million and $143 million, respectively, to its parent, AHM.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 7. Income Taxes

The Company's effective tax rate was 25.5% and 22.3% for the three months ended December 31, 2021 and 2020, respectively, and 25.9% and 25.0% for the nine months ended December 31, 2021 and 2020, respectively. The increase in the effective tax rates for the three and nine months ended December 31, 2021 was primarily due to changes in non-recurring unrecognized tax benefits and an increase in state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At December 31, 2021, $1.2 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of December 31, 2021 were to be distributed, the tax liability associated with these earnings would be $64 million, inclusive of currency translation adjustments.
As of December 31, 2021, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2020 and returns filed for the taxable years ended March 31, 2008 through 2020 in various U.S. states. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2015 through 2021, federally, and returns filed for the taxable years ended March 31, 2008 through 2021, except for 2011 through 2013, provincially. The Company believes appropriate provisions have been made for all outstanding issues for all open years and does not expect any material changes in the amounts of unrecognized tax benefits during the fiscal year ending March 31, 2022.

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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At December 31, 2021, maturities of operating lease liabilities were as follows:

Twelve-month periods ending December 31,	(U.S. dollars in millions)

2022	$10
2023	9
2024	7
2025	7
2026	8
Thereafter	26
Total undiscounted future lease obligations	67
Less: imputed interest	(8)
Operating lease liabilities	$59

Lease expense under operating leases was $3 million and $2 million for the three months ended December 31, 2021 and 2020, respectively, and $8 million and $7 million for the nine months ended December 31, 2021 and 2020, respectively. Rent expense is included within general and administrative expenses.
As of December 31, 2021, the weighted average remaining lease term for operating leases was 8.1 years and the weighted average remaining discount rate for operating leases was 2.87%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $681 million as of December 31, 2021. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $5 million as of December 31, 2021.
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
During the nine months ended December 31, 2021 and 2020, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $4.5 billion and $3.3 billion, respectively. The notes were secured by assets with an initial balance of $4.9 billion and $3.5 billion, respectively.
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

	December 31, 2021

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$8,926	$334	$14	$8,574	$3
Operating lease securitizations	321	1	1	232	2
Total	$9,247	$335	$15	$8,806	$5

	March 31, 2021

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$8,783	$378	$16	$8,540	$4
Operating lease securitizations	440	2	1	350	2
Total	$9,223	$380	$17	$8,890	$6
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of December 31, 2021 and March 31, 2021, AHFC and HCFI had combined cash collections of $510 million and $581 million, respectively, which were required to be remitted to the SPEs.

Note 10. Other Assets
Other assets consisted of the following:

	December 31, 2021	March 31, 2021

	(U.S. dollars in millions)
Interest receivable and other assets	$84	$92
Vehicles held for disposition	50	94
Other receivables	97	194
Deferred expense	5	93
Software, net of accumulated amortization of $172 and $168 as of December 31, 2021 and March 31, 2021, respectively	22	24
Property and equipment, net of accumulated depreciation of $19 as of both December 31, 2021 and March 31, 2021	6	3
Restricted cash	335	380
Operating lease assets	54	62
Like-kind exchange assets	560	89
Other miscellaneous assets	8	11
Total	$1,221	$1,042

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $2 million and $3 million for the three months ended December 31, 2021 and 2020, respectively, and $7 million and $8 million for the nine months ended December 31, 2021 and 2020, respectively.

Note 11. Other Liabilities
Other liabilities consisted of the following:

	December 31, 2021	March 31, 2021

	(U.S. dollars in millions)
Dealer payables	$83	$175
Accrued interest expense	154	138
Accounts payable and accrued expenses	351	484
Lease security deposits	73	81
Unearned VSC administrative fees (Note 6)	—	333
Unearned income, operating leases	331	340
Operating lease liabilities	59	65
Uncertain tax positions	97	103
Other liabilities	23	15
Total	$1,171	$1,734

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 12. Other Income, net
Other income consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020

	(U.S. dollars in millions)
VSC administration fees (Note 6)	$—	$26	$2	$79
Other, net	13	(9)	35	(33)
Total	$13	$17	$37	$46

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

Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$521	$—	$521
Cross currency swaps	—	194	—	194
Total assets	$—	$715	$—	$715
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$310	$—	$310
Cross currency swaps	—	190	—	190
Total liabilities	$—	$500	$—	$500

	March 31, 2021
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$545	$—	$545
Cross currency swaps	—	373	—	373
Total assets	$—	$918	$—	$918
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$586	$—	$586
Cross currency swaps	—	46	—	46
Total liabilities	$—	$632	$—	$632

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the nine months ended December 31, 2021 and 2020. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
December 31, 2021
Vehicles held for disposition	$—	$—	$26	$26	$4
December 31, 2020
Vehicles held for disposition	$—	$—	$81	$81	$19

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$2,132	$2,132	$—	$—	$2,132
Dealer loans, net	2,015	—	—	1,918	1,918
Retail loans, net	36,993	—	—	37,552	37,552
Restricted cash	335	335	—	—	335
Liabilities:
Commercial paper	$4,010	$—	$4,010	$—	$4,010
Bank loans	3,389	—	3,413	—	3,413
Medium-term note programs	28,581	—	28,911	—	28,911
Other debt	3,910	—	3,917	—	3,917
Secured debt	8,806	—	8,810	—	8,810

	March 31, 2021
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$1,870	$1,870	$—	$—	$1,870
Dealer loans, net	4,077	—	—	3,936	3,936
Retail loans, net	37,356	—	—	38,284	38,284
Restricted cash	380	380	—	—	380
Liabilities:
Commercial paper	$5,542	$—	$5,543	$—	$5,543
Bank loans	4,052	—	4,085	—	4,085
Medium-term note programs	29,470	—	30,069	—	30,069
Other debt	3,973	—	4,066	—	4,066
Secured debt	8,890	—	8,968	—	8,968

Fair value information presented in the tables above is based on information available at December 31, 2021 and March 31, 2021. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the three and nine months ended December 31, 2021 and 2020 is summarized in the following tables:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended December 31, 2021
Revenues:
Retail	$355	$46	$—	$401
Dealer	13	2	—	15
Operating leases	1,605	319	—	1,924
Total revenues	1,973	367	—	2,340
Leased vehicle expenses	1,163	243	—	1,406
Interest expenses	144	27	—	171
Realized (gains)/losses on derivatives and foreign currency denominated debt	27	5	(32)	—
Net revenues	639	92	32	763
Other income, net	10	3	—	13
Total net revenues	649	95	32	776
Expenses:
General and administrative expenses	104	13	—	117
Provision for credit losses	(3)	—	—	(3)
Early termination loss on operating leases	9	1	—	10
Loss on derivative instruments	—	—	106	106
Gain on foreign currency revaluation of debt	—	—	(112)	(112)
Income before income taxes	$539	$81	$38	$658

Nine months ended December 31, 2021
Revenues:
Retail	$1,094	$141	$—	$1,235
Dealer	44	8	—	52
Operating leases	4,931	990	—	5,921
Total revenues	6,069	1,139	—	7,208
Leased vehicle expenses	3,510	746	—	4,256
Interest expenses	459	82	—	541
Realized (gains)/losses on derivatives and foreign currency denominated debt	107	19	(126)	—
Net revenues	1,993	292	126	2,411
Other income, net	27	10	—	37
Total net revenues	2,020	302	126	2,448
Expenses:
General and administrative expenses	315	42	—	357
Provision for credit losses	(27)	1	—	(26)
Early termination loss on operating leases	11	(1)	—	10
Loss on derivative instruments	—	—	234	234
Gain on foreign currency revaluation of debt	—	—	(234)	(234)
Income before income taxes	$1,721	$260	$126	$2,107

December 31, 2021
Finance receivables, net	$34,733	$4,275	$—	$39,008
Investment in operating leases, net	30,139	5,021	—	35,160
Total assets	68,704	9,584	—	78,288

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended December 31, 2020
Revenues:
Retail	$373	$50	$—	$423
Dealer	22	3	—	25
Operating leases	1,612	339	—	1,951
Total revenues	2,007	392	—	2,399
Leased vehicle expenses	1,137	254	—	1,391
Interest expense	177	30	—	207
Realized (gains)/losses on derivatives and foreign currency denominated debt	67	11	(78)	—
Net revenues	626	97	78	801
Other income, net	13	4	—	17
Total net revenues	639	101	78	818
Expenses:
General and administrative expenses	103	13	—	116
Provision for credit losses	(19)	—	—	(19)
Early termination loss on operating leases	(16)	(2)	—	(18)
Gain on derivative instruments	—	—	(259)	(259)
Loss on foreign currency revaluation of debt	—	—	279	279
Income before income taxes	$571	$90	$58	$719

Nine months ended December 31, 2020
Revenues:
Retail	$1,113	$143	$—	$1,256
Dealer	72	10	—	82
Operating leases	4,806	992	—	5,798
Total revenues	5,991	1,145	—	7,136
Leased vehicle expenses	3,435	753	—	4,188
Interest expense	604	93	—	697
Realized (gains)/losses on derivatives and foreign currency denominated debt	192	31	(223)	—
Net revenues	1,760	268	223	2,251
Other income, net	35	11	—	46
Total net revenues	1,795	279	223	2,297
Expenses:
General and administrative expenses	305	39	—	344
Provision for credit losses	(17)	(3)	—	(20)
Early termination loss on operating leases	(133)	—	—	(133)
Gain on derivative instruments	—	—	(584)	(584)
Loss on foreign currency revaluation of debt	—	—	627	627
Income before income taxes	$1,640	$243	$180	$2,063

December 31, 2020
Finance receivables, net	$36,388	$4,442	$—	$40,830
Investment in operating leases, net	29,693	5,380	—	35,073
Total assets	71,343	10,304	—	81,647

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

Results of Operations
The following table presents our income before income taxes:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020

	(U.S. dollars in millions)
Income before income taxes:
United States segment	$562	$621	$1,812	$1,799
Canada segment	96	98	295	264
Total income before income taxes	$658	$719	$2,107	$2,063

Comparison of the Three Months Ended December 31, 2021 and 2020
Our consolidated income before income taxes was $658 million during the third quarter of fiscal year 2022 compared to $719 million during the same period in fiscal year 2021. This decrease of $61 million, or 8%, was due to the following differences:

	Three months ended December 31,
	2021	2020	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$401	$423	$(22)	(5)%
Dealer	15	25	(10)	(40)%
Operating lease, net of leased vehicle expenses	518	560	(42)	(8)%
Interest expense	(171)	(207)	36	(17)%
Other income, net	13	17	(4)	(24)%
Total net revenues	776	818	(42)	(5)%
Expenses:
General and administrative expenses	117	116	1	1%
Provision for credit losses	(3)	(19)	16	(84)%
Early termination loss on operating leases	10	(18)	28	n/m
(Gain)/Loss on derivative instruments	106	(259)	365	n/m
(Gain)/Loss on foreign currency revaluation of debt	(112)	279	(391)	n/m
Total expenses	118	99	19	19%
Total income before income taxes	$658	$719	$(61)	(8)%
n/m = not meaningful

Comparison of the Nine Months Ended December 31, 2021 and 2020
Our consolidated income before income taxes was $2,107 million during the first nine months of fiscal year 2022 compared to $2,063 million during the same period in fiscal year 2021. This increase of $44 million, or 2%, was due to the following differences:

	Nine months ended December 31,
	2021	2020	Difference	% Change

	(U.S. dollars in millions)
Net revenues:
Retail	$1,235	$1,256	$(21)	(2)%
Dealer	52	82	(30)	(37)%
Operating lease, net of leased vehicle expenses	1,665	1,610	55	3%
Interest expense	(541)	(697)	156	(22)%
Other income, net	37	46	(9)	(20)%
Total net revenues	2,448	2,297	151	7%
Expenses:
General and administrative expenses	357	344	13	4%
Provision for credit losses	(26)	(20)	(6)	30%
Early termination loss on operating leases	10	(133)	143	n/m
(Gain)/Loss on derivative instruments	234	(584)	818	n/m
(Gain)/Loss on foreign currency revaluation of debt	(234)	627	(861)	n/m
Total expenses	341	234	107	46%
Total income before income taxes	$2,107	$2,063	$44	2%

Segment Results—Comparison of the Three Months Ended December 31, 2021 and 2020
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
	2021	2020	2021	2020	2021	2020

	(U.S. dollars in millions)
Revenues:
Retail	$355	$373	$46	$50	$401	$423
Dealer	13	22	2	3	15	25
Operating leases	1,605	1,612	319	339	1,924	1,951
Total revenues	1,973	2,007	367	392	2,340	2,399
Leased vehicle expenses	1,163	1,137	243	254	1,406	1,391
Interest expense	144	177	27	30	171	207
Net revenues	666	693	97	108	763	801
Other income, net	10	13	3	4	13	17
Total net revenues	676	706	100	112	776	818
Expenses:
General and administrative expenses	104	103	13	13	117	116
Provision for credit losses	(3)	(19)	—	—	(3)	(19)
Early termination loss on operating leases	9	(16)	1	(2)	10	(18)
(Gain)/Loss on derivative instruments	116	(262)	(10)	3	106	(259)
(Gain)/Loss on foreign currency revaluation of debt	(112)	279	—	—	(112)	279
Income before income taxes	$562	$621	$96	$98	$658	$719
Revenues
Revenue from retail loans in the United States segment decreased by $18 million, or 5%, and $4 million, or 8% in the Canada segment during the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The decreases in revenue for both the United States and Canada segments were attributable to lower yields, partially offset by higher average outstanding loan balances.
Operating lease revenue in the United States segment decreased by $7 million, or less than 1%, and by $20 million, or 6%, in the Canada segment during the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The decreases in revenue for both the United States and Canada segments were primarily attributable to lower average outstanding operating lease units.
Revenue from dealer loans in the United States segment decreased by $9 million, or 41%, and by $1 million, or 33% in the Canada segment during the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The decreases in revenue for both the United States and Canada segments were primarily attributable to lower average outstanding wholesale flooring loan balances. Dealer inventory levels have declined due in part to supply chain disruptions that have negatively impacted the production of new vehicles.
Consolidated subsidy income from AHM and HCI sponsored incentive programs decreased by $30 million, or 8%, to $342 million during the third quarter of fiscal year 2022 compared to $372 million during the same period in fiscal year 2021 primarily due to the decrease in the average number of incentive retail loans that were outstanding during the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021.

Leased vehicle expenses
Leased vehicle expenses in the United States segment increased by $26 million, or 2%, during the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The increase was attributable to lower gains on the disposition of leased vehicles during the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021. Leased vehicle expenses in the Canada segment decreased by $11 million, or 4%, during the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The decrease was attributable to lower average outstanding operating leases.
Interest expense
Interest expense in the United States segment decreased by $33 million, or 19%, during the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The decrease was attributable to lower average interest rates and lower average outstanding debt. Interest expense in the Canada segment decreased by $3 million, or 10%, during the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021. The decrease was attributable to lower average outstanding debt partially offset by higher average interest rates. See “—Liquidity and Capital Resources” below for more information.
Provision for credit losses
In the United States segment, we recognized a negative provision for credit losses of $3 million during the third quarter of fiscal year 2022 and a negative provision for credit losses of $19 million during the same period in fiscal year 2021. Net charge-offs of retail loans during the third quarter of fiscal year 2022 were lower than expected which resulted in the negative provision for credit losses. The provision for credit losses in the Canada segment was consistent during the third quarter of fiscal year 2022 compared to the same period in fiscal year 2021. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
In the United States segment, we recognized early termination losses on operating leases of $9 million during the third quarter of fiscal year 2022 compared to a reversal of early termination losses of $16 million during the same period in fiscal year 2021. We recognized reversals of early termination losses throughout fiscal year 2021 as the result of reducing our estimate of early termination losses. During the third quarter of fiscal year 2022, our estimate of early termination losses increased slightly resulting in losses of $9 million during the quarter. In the Canada segment, we recognized early termination losses on operating leases of $1 million during the third quarter of fiscal year 2022 compared to a reversal of early termination losses of $2 million during the same period in fiscal year 2021. The early termination losses during the third quarter of fiscal year 2022 was the result of higher than expected realized losses during the period. See “—Financial Condition—Credit Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a loss on derivative instruments of $116 million during the third quarter of fiscal year 2022 compared to a gain of $262 million during the same period in fiscal year 2021. The loss in the third quarter of fiscal year 2022 was attributable to a loss on cross currency swaps of $159 million and a loss on pay float interest rate swaps of $127 million, partially offset by a gain on pay fixed interest rate swaps of $170 million. The loss on cross currency swaps during the third quarter of fiscal year 2022 was primarily attributable to the U.S. dollar strengthening against the Euro during the period. The loss on pay float interest rate swaps and gain on pay fixed interest rate swaps during the third quarter of fiscal year 2022 was primarily due to the increase in applicable swap rates during the period. In the Canada segment, we recognized a gain on derivative instruments of $10 million during the third quarter of fiscal year 2022 compared to a loss of $3 million during the same period in fiscal year 2021. The gain in the third quarter of fiscal year 2022 was due to the increase in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $112 million during the third quarter of fiscal year 2022 compared to a loss of $279 million during the same period in fiscal year 2021. The gain in the third quarter of fiscal year 2022 was primarily due to the U.S. dollar strengthening against the Euro during the period.

Income tax expense
The consolidated effective tax rate was 25.5% for the third quarter of fiscal year 2022 compared to 22.3% for the same period in fiscal year 2021. The increase in the effective tax rate was primarily due to changes in non-recurring unrecognized tax benefits and an increase in state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Segment Results—Comparison of the Nine Months Ended December 31, 2021 and 2020
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment		Canada Segment		Consolidated
	Nine months ended December 31,		Nine months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020	2021	2020

	(U.S. dollars in millions)
Revenues:
Retail	$1,094	$1,113	$141	$143	$1,235	$1,256
Dealer	44	72	8	10	52	82
Operating leases	4,931	4,806	990	992	5,921	5,798
Total revenues	6,069	5,991	1,139	1,145	7,208	7,136
Leased vehicle expenses	3,510	3,435	746	753	4,256	4,188
Interest expense	459	604	82	93	541	697
Net revenues	2,100	1,952	311	299	2,411	2,251
Other income, net	27	35	10	11	37	46
Total net revenues	2,127	1,987	321	310	2,448	2,297
Expenses:
General and administrative expenses	315	305	42	39	357	344
Provision for credit losses	(27)	(17)	1	(3)	(26)	(20)
Early termination loss on operating leases	11	(133)	(1)	—	10	(133)
(Gain)/Loss on derivative instruments	250	(594)	(16)	10	234	(584)
(Gain)/Loss on foreign currency revaluation of debt	(234)	627	—	—	(234)	627
Income before income taxes	$1,812	$1,799	$295	$264	$2,107	$2,063

Revenues
Revenue from retail loans in the United States segment decreased by $19 million, or 2%, during the first nine months of fiscal year 2022 compared to the same period in fiscal year 2021. The decrease was due to lower yields partially offset by higher average outstanding loan balances. Revenue from retail loans in the Canada segment was relatively consistent during the first nine months of fiscal year 2022 compared to the same period in fiscal year 2021.
Operating lease revenue in the United States segment increased by $125 million, or 3%, during the first nine months of fiscal year 2022 compared to the same period in fiscal year 2021. The increase was attributable to higher average revenue per operating lease unit and higher average outstanding operating lease units during the first half of the fiscal year. Operating lease revenue in the Canada segment was relatively consistent during the first nine months of fiscal year 2022 compared to the same period in fiscal year 2021.
Revenue from dealer loans in the United States segment decreased by $28 million, or 39%, and by $2 million, or 20%, in the Canada segment during the first nine months of fiscal year 2022 compared to the same period in fiscal year 2021. The decreases in revenue for both the United States and Canada segments were primarily attributable to lower average outstanding wholesale flooring loan balances. Dealer inventory levels have declined due in part to supply chain disruptions that have negatively impacted the production of new vehicles.
Consolidated subsidy income from AHM and HCI sponsored incentive programs decreased by $15 million, or 1%, to $1,097 million during the first nine months of fiscal year 2022 compared to $1,112 million during the same period in fiscal year 2021 primarily due to the decrease in the average number of incentive retail loans that were outstanding during the first nine months of fiscal year 2022 compared to the same period in fiscal year 2021.

Leased vehicle expenses
Leased vehicle expenses in the United States segment increased by $75 million, or 2%, during the first nine months of fiscal year 2022 compared to the same period in fiscal year 2021. The increase was primarily due to the increase in depreciation due to higher average outstanding operating leases during the first nine months of fiscal year 2022. Leased vehicle expenses in the Canada segment decreased by $7 million, or 1%, during the first nine months of fiscal year 2022 compared to the same period in fiscal year 2021. The decrease was primarily due to lower average outstanding operating leases during the first nine months of fiscal year 2022.
Interest expense
Interest expense in the United States segment decreased by $145 million, or 24%, during the first nine months of fiscal year 2022 compared to the same period in fiscal year 2021 primarily due to lower average interest rates. Interest expense in the Canada segment decreased by $11 million, or 12%, during the first nine months of fiscal year 2022 compared to the same period in fiscal year 2021. The decrease was attributable to lower average interest rates and lower average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Provision for credit losses
In the United States segment, we recognized a negative provision for credit losses of $27 million, during the first nine months of fiscal year 2022 and a negative provision for credit losses of $17 million during the same period in fiscal year 2021. Net charge-offs of retail loans during the first nine months of fiscal year 2022 were lower than expected which resulted in the negative provision for credit losses. In the Canada segment, we recognized a provision for credit losses of less than $1 million during the first nine months of fiscal year 2022 compared to a negative provision for credit losses of $3 million in the same period in fiscal year 2021. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
In the United States segment, we recognized early termination losses on operating leases of $11 million during the first nine months of fiscal year 2022 compared to a reversal of early termination losses of $133 million during the same period in fiscal year 2021. We recognized reversals of early termination losses throughout fiscal year 2021 and the first quarter of fiscal year 2022 as the result of reducing our estimate of early termination losses. During the third quarter of fiscal year 2022, our estimate of early termination losses increased slightly resulting in net losses of $11 million during the first nine months of fiscal year 2022. In the Canada segment, we recognized a reversal of early termination losses on operating leases of $1 million during the first nine months of fiscal year 2022 compared to early termination losses of less than $1 million during the same period in fiscal year 2021. The reversal of early termination losses during the first nine months of fiscal year 2022 was the result of lower than expected realized losses during the period. See “—Financial Condition—Credit Risk” below for more information.
Gain/loss on derivative instruments
In the United States segment, we recognized a loss on derivative instruments of $250 million during the first nine months of fiscal year 2022 compared to a gain of $594 million during the same period in fiscal year 2021. The loss in the first nine months of fiscal year 2022 was attributable to a loss on cross currency swaps of $330 million and a loss on pay float interest rate swaps of $63 million, partially offset by a gain on pay fixed interest rate swaps of $143 million. The loss on cross currency swaps during the first nine months of fiscal year 2022 was primarily attributable to the U.S. dollar strengthening against the Euro and Sterling during the period. The loss on pay float interest rate swaps and gain on pay fixed interest rates swaps during the first nine months of fiscal year 2022 was primarily due to the increase in applicable swap rates during the period. In the Canada segment, we recognized a gain on derivative instruments of $16 million during the first nine months of fiscal year 2022 compared to a loss of $10 million during the same period in fiscal year 2021. The gain in the first nine months of fiscal year 2022 was due to the increase in applicable swap rates during the period. See “—Derivatives” below for more information.
Gain/loss on foreign currency revaluation of debt
In the United States segment, we recognized a gain on the revaluation of foreign currency denominated debt of $234 million during the first nine months of fiscal year 2022 compared to a loss of $627 million during the same period in fiscal year 2021. The gain in the first nine months of fiscal year 2022 was primarily due to the U.S. dollar strengthening against the Euro and Sterling during the period.

Income tax expense
The consolidated effective tax rate was 25.9% for the first nine months of fiscal year 2022 compared to 25.0% for the same period in fiscal year 2021. The increase in the effective tax rate was primarily due to changes in non-recurring unrecognized tax benefits and an increase in state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended December 31,				Nine months ended December 31,
	2021		2020		2021		2020
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	70	53	132	110	354	300	400	334
Used auto	15	4	24	7	52	13	83	30
Motorcycle and other	15	—	18	—	48	1	71	1
Total retail loans	100	57	174	117	454	314	554	365
Leases	73	65	122	103	342	318	354	305

Canada Segment
Retail loans:
New auto	9	6	14	12	41	35	43	38
Used auto	2	—	3	—	10	—	9	—
Motorcycle and other	1	—	1	1	5	4	8	8
Total retail loans	12	6	18	13	56	39	60	46
Leases	12	11	20	20	50	48	54	53

Consolidated
Retail loans:
New auto	79	59	146	122	395	335	443	372
Used auto	17	4	27	7	62	13	92	30
Motorcycle and other	16	—	19	1	53	5	79	9
Total retail loans	112	63	192	130	510	353	614	411
Leases	85	76	142	123	392	366	408	358
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

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
United States Segment
New auto	50%	69%	62%	72%
Motorcycle	28%	32%	29%	33%

Canada Segment
New auto	67%	96%	78%	87%
Motorcycle	17%	29%	21%	30%

Consolidated
New auto	51%	72%	64%	73%
Motorcycle	27%	32%	28%	33%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	December 31, 2021	March 31, 2021	December 31, 2021	March 31, 2021

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$27,300	$27,200	1,548	1,587
Used auto	4,431	4,915	329	359
Motorcycle and other	1,264	1,328	188	196
Total retail loans	$32,995	$33,443	2,065	2,142
Investment in operating leases	$30,139	$30,036	1,258	1,311

Securitized retail loans (2)	$8,715	$8,368	696	686

Canada Segment
Retail loans:
New auto	$3,525	$3,502	232	244
Used auto	357	290	29	26
Motorcycle and other	116	121	21	22
Total retail loans	$3,998	$3,913	282	292
Investment in operating leases	$5,021	$5,309	249	272

Securitized retail loans (2)	$211	$415	21	38
Securitized investments in operating leases (2)	$321	$440	19	23

Consolidated
Retail loans:
New auto	$30,825	$30,702	1,780	1,831
Used auto	4,788	5,205	358	385
Motorcycle and other	1,380	1,449	209	218
Total retail loans	$36,993	$37,356	2,347	2,434
Investment in operating leases	$35,160	$35,345	1,507	1,583

Securitized retail loans (2)	$8,926	$8,783	717	724
Securitized investments in operating leases (2)	$321	$440	19	23
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.
In the United States segment, retail loan acquisition volumes decreased by 18% and lease acquisition volumes decreased by 3% during the first nine months of fiscal year 2022 compared to the same period in fiscal year 2021. In the Canada segment, retail loan acquisition volumes decreased by 7% and lease acquisition volumes decreased by 7% during the first nine months of fiscal year 2022 compared to the same period in fiscal year 2021. Supply chain disruptions have negatively impacted the production of new vehicles and dealer inventory levels which contributed to the decline in acquisition volumes in both the United States and Canada segments. The duration and severity of the supply chain disruptions are uncertain. Prolonged disruptions could materially impact the volume of future retail loan and lease acquisitions.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	December 31, 2021	March 31, 2021
United States Segment
Automobile	28%	28%
Motorcycle	98%	97%
Other	17%	18%

Canada Segment
Automobile	32%	33%
Motorcycle	95%	95%
Other	92%	92%

Consolidated
Automobile	29%	29%
Motorcycle	97%	97%
Other	19%	20%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
United States Segment
Automobile	22%	26%	23%	24%
Motorcycle	98%	97%	98%	98%
Other	4%	4%	6%	7%

Canada Segment
Automobile	28%	30%	29%	32%
Motorcycle	92%	95%	92%	89%
Other	95%	96%	96%	97%

Consolidated
Automobile	23%	26%	24%	25%
Motorcycle	98%	97%	97%	97%
Other	7%	6%	9%	10%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	December 31, 2021	March 31, 2021	December 31, 2021	March 31, 2021

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$767	$2,396	26	83
Motorcycle	211	216	30	26
Other	29	39	20	37
Total wholesale flooring loans	$1,007	$2,651	76	146
Commercial loans	$730	$812

Canada Segment
Wholesale flooring loans:
Automobile	$164	$488	6	17
Motorcycle	30	45	6	5
Other	26	20	18	18
Total wholesale flooring loans	$220	$553	30	40
Commercial loans	$58	$61

Consolidated
Wholesale flooring loans:
Automobile	$931	$2,884	32	100
Motorcycle	241	261	36	31
Other	55	59	38	55
Total wholesale flooring loans	$1,227	$3,204	106	186
Commercial loans	$788	$873
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	As of or for the three months ended December 31,		As of or for the nine months ended December 31,
	2021	2020	2021	2020

	(U.S. dollars in millions)
United States Segment
Finance receivables:
Allowance for credit losses at beginning of period (4)	$241	$402	$279	$456
Provision for credit losses	(3)	(19)	(27)	(17)
Charge-offs, net of recoveries	(19)	(31)	(33)	(87)
Allowance for credit losses at end of period	$219	$352	$219	$352
Allowance as a percentage of ending receivable balance (1)			0.62%	0.95%
Charge-offs as a percentage of average receivable balance (1), (3)	0.20%.	0.35%	0.12%	0.33%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$109	$116
As a percentage of ending receivable balance (1), (2)			0.31%	0.31%
Operating leases:
Early termination loss on operating leases	$9	$(16)	$11	$(133)
Canada Segment
Finance receivables:
Allowance for credit losses at beginning of period (4)	$9	$11	$9	$15
Provision for credit losses	—	—	1	(3)
Charge-offs, net of recoveries	—	—	(1)	(2)
Effect of translation adjustment	—	—	—	1
Allowance for credit losses at end of period	$9	$11	$9	$11
Allowance as a percentage of ending receivable balance (1)			0.19%	0.25%
Charge-offs as a percentage of average receivable balance (1), (3)	0.04%	—%	0.04%	0.06%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$3	$4
As a percentage of ending receivable balance (1), (2)			0.07%	0.08%
Operating leases:
Early termination loss on operating leases	$1	$(2)	$(1)	$—
Consolidated
Finance receivables:
Allowance for credit losses at beginning of period (4)	$250	$413	$288	$471
Provision for credit losses	(3)	(19)	(26)	(20)
Charge-offs, net of recoveries	(19)	(31)	(34)	(89)
Effect of translation adjustment	—	—	—	1
Allowance for credit losses at end of period	$228	$363	$228	$363
Allowance as a percentage of ending receivable balance (1)			0.57%	0.87%
Charge-offs as a percentage of average receivable balance (1), (3)	0.19%	0.31%	0.11%	0.30%
Delinquencies (60 or more days past due):
Delinquent amount (2)			$112	$120
As a percentage of ending receivable balance (1), (2)			0.28%	0.29%
Operating leases:
Early termination loss on operating leases	$10	$(18)	$10	$(133)
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
(3)Percentages for the three and nine months ended December 31, 2021 and 2020 have been annualized.
(4)Beginning allowance for the nine months ended December 31, 2020 includes the cumulative effect of adopting ASU 2016-13.

In the United States segment, we recognized a negative provision for credit losses on our finance receivables of $27 million during the first nine months of fiscal year 2022 and a negative provision for credit losses of $17 million during the same period in fiscal year 2021. The negative provision for credit losses during the first nine months of fiscal year 2022 was attributable to the reduction in the allowance for credit losses reflecting favorable revisions to forecasted economic factors including forecasted personal bankruptcy rates and better than expected net charge-offs of retail loans during the period. We recognized early termination losses on operating leases of $11 million during the first nine months of fiscal year 2022 compared to a reversal of early termination losses of $133 million during the same period in fiscal year 2021. We recognized reversals of early termination losses throughout fiscal year 2021 and the first quarter of fiscal year 2022 as a result of favorable revisions to the estimated impact of COVID-19, lower than expected realized losses, and reductions in estimated lessee default rates. During the third quarter of fiscal year 2022, our estimate of early termination losses increased slightly resulting in losses of $9 million during the quarter and net losses of $11 million during the first nine months of fiscal year 2022.
In the Canada segment, we recognized a provision for credit losses of less than $1 million on our finance receivables during the first nine months of fiscal year 2022 compared to a negative provision for credit losses of $3 million during the same period in fiscal year 2021. We recognized a reversal of early termination losses on operating lease assets of $1 million during the first nine months of fiscal year 2022 compared to early termination losses of less than $1 million during the same period in fiscal year 2021.
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
We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount the carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first nine months of fiscal year 2022 or 2021.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	110	100	382	280
Sales through auctions and dealer direct programs (3)	—	12	5	71
Total termination units	110	112	387	351

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	20	23	72	63
Sales through auctions and dealer direct programs (3)	—	2	1	6
Total termination units	20	25	73	69

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	130	123	454	343
Sales through auctions and dealer direct programs (3)	—	14	6	77
Total termination units	130	137	460	420
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
The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of December 31, 2021 and March 31, 2021 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of December 31, 2021 and March 31, 2021, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on December 31, 2021. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate
	December 31, 2021	March 31, 2021	December 31, 2021	March 31, 2021

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$3,129	$4,615	0.27%	0.29%
Bank loans	2,499	2,799	0.88%	0.95%
Private MTN program	—	500	—%	3.80%
Public MTN program	28,555	28,943	1.44%	1.53%
Euro MTN programme	26	27	2.23%	2.23%
Total unsecured debt	34,209	36,884
Secured debt	8,380	8,149	0.84%	1.37%
Total debt	$42,589	$45,033

Canada Segment
Unsecured debt:
Commercial paper	$881	$927	0.36%	0.42%
Bank loans	890	1,253	1.18%	1.15%
Other debt	3,910	3,973	2.11%	2.11%
Total unsecured debt	5,681	6,153
Secured debt	426	741	0.96%	0.95%
Total debt	$6,107	$6,894

Consolidated
Unsecured debt:
Commercial paper	$4,010	$5,542	0.29%	0.31%
Bank loans	3,389	4,052	0.96%	1.01%
Private MTN program	—	500	—%	3.80%
Public MTN program	28,555	28,943	1.44%	1.53%
Euro MTN programme	26	27	2.23%	2.23%
Other debt	3,910	3,973	2.11%	2.11%
Total unsecured debt	39,890	43,037
Secured debt	8,806	8,890	0.85%	1.34%
Total debt	$48,696	$51,927
Commercial Paper
As of December 31, 2021, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($2.0 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the nine months ended December 31, 2021, consolidated commercial paper month-end outstanding principal balances ranged from $3.5 billion to $6.7 billion.
Bank Loans
During the nine months ended December 31, 2021, AHFC entered into a $500 million floating rate term loan agreement. HCFI did not enter into any new term loan agreements. As of December 31, 2021, we had bank loans denominated in U.S. dollars and Canadian dollars with floating and fixed interest rates, in principal amounts ranging from $79 million to $600 million. As of December 31, 2021, the remaining maturities of all bank loans outstanding ranged from 20 days to approximately 4.7 years. The weighted average remaining maturity on all bank loans was 1.6 years as of December 31, 2021.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of December 31, 2021, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the nine months ended December 31, 2021, AHFC issued $2.2 billion aggregate principal amount of U.S. dollar denominated fixed rate notes with an original maturity ranging from 23 months to 5 years. AHFC also issued $1.3 billion aggregate principal amount of Euro denominated fixed rate notes with an original maturity of 7 years and $0.7 billion aggregate principal amount of sterling denominated fixed rate notes with an original maturity of 6 years. The weighted average remaining maturities of all Public MTNs was 2.5 years as of December 31, 2021.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of December 31, 2021, management believes that AHFC was in compliance with all covenants under the indenture.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2021, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.
The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	December 31, 2021	March 31, 2021

	(U.S. dollars in millions)
U.S. dollar	$20,209	$22,902
Euro	6,189	5,032
Sterling	2,157	1,509
Japanese yen	26	27
Total	$28,581	$29,470

Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the nine months ended December 31, 2021, HCFI entered into a new 3 year floating rate private placements for $198 million and a new 5 year fixed rate private placement for $317 million. As of December 31, 2021, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 196 days to approximately 6.2 years. The weighted average remaining maturities of these notes was 2.8 years as of December 31, 2021.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2021, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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
During the nine months ended December 31, 2021, we issued notes through asset-backed securitizations totaling $4.5 billion, which were secured by assets with an initial balance of $4.9 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 25, 2022, a $2.1 billion credit agreement, which expires on February 28, 2023, and a $1.4 billion credit agreement, which expires on February 28, 2025. As of December 31, 2021, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$2.0 billion ($1.6 billion) syndicated bank credit facility that includes a C$1.0 billion ($791 million) credit agreement, which expires on March 25, 2022 and a C$1.0 billion ($791 million) credit agreement, which expires March 25, 2025. As of December 31, 2021, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of December 31, 2021, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of December 31, 2021, no amounts were drawn upon under these agreements. These agreements expire in September 2022. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of December 31, 2021 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $19 million and $18 million during the three months ended December 31, 2021 and 2020, respectively, and $58 million and $53 million during the nine months ended December 31, 2021 and 2020, respectively, pursuant to these Support Compensation Agreements and the predecessor agreements.
Indebtedness of Consolidated Subsidiaries
As of December 31, 2021, AHFC and its consolidated subsidiaries had $58.1 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $16.1 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

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

Contractual Obligations
The following table summarizes our contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve-month periods ending December 31,
	Total	2022	2023	2024	2025	2026	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$39,964	$14,117	$8,224	$7,628	$2,096	$3,139	$4,760
Secured debt obligations (1)	8,820	4,969	2,675	1,042	134	—	—
Interest payments on debt (2)	1,565	548	391	244	140	113	129
Operating lease obligations	67	10	9	7	7	8	26
Total	$50,416	$19,644	$11,299	$8,921	$2,377	$3,260	$4,915
_______________________

(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of December 31, 2021.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of December 31, 2021.
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
Sensitivity Analysis
Our allowance for credit losses and early termination losses on operating leases requires significant judgment about inherently uncertain factors. The estimates are based on management’s evaluation of many factors, including our historical credit loss experience, the value of the underlying collateral, delinquency trends, and economic conditions. The estimates are based on information available as of each reporting date. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates. 10% and 20% increases in estimated incurred losses on our consumer finance receivables would have resulted in increases to the allowance for credit losses as of December 31, 2021 of $22 million and $44 million, respectively. Similarly, 10% and 20% increases in estimated incurred losses due to defaults on operating leases would have resulted in increases to estimated early termination losses as of December 31, 2021 of $9 million and $17 million, respectively.
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

Sensitivity Analysis
If future estimated auction values for all outstanding operating leases as of December 31, 2021 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $61 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $11 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis may be asymmetric and is specific to the conditions in effect as of December 31, 2021. Additionally, any declines in auction values are likely to have a negative effect on return rates which could affect the severity of the impact on our results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2021, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: February 10, 2022

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)