Form 10-K
period 2022-03-31
AMERICAN HONDA FINANCE CORP
filed 2022-06-23
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 31, 2022, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.
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

1

AMERICAN HONDA FINANCE CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended March 31, 2022

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
AHM and HCI sponsor incentive financing programs in the United States and Canada, respectively. These programs offer promotional rates on loans and leases to purchasers, lessees, and dealers of Honda and Acura products. AHM and HCI, as applicable, pay us subsidies that enable us to realize a market yield on any financing contract we indirectly or directly finance under these programs.
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
Public Filings
Our filings with the Securities and Exchange Commission (SEC) may be found by accessing the SEC website at www.sec.gov The SEC website contains reports, registration statements, and other information regarding issuers that file with the SEC, including us. Certain of our filings are also contained on our website located at www.hondafinancialservices.com under “Investor Relations, SEC Filings.” Additionally, we have made available on our website, without charge, electronic copies of our periodic and current reports that have been filed with the SEC.
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

Consumer Financing
Retail Loans
We provide indirect financing to retail customers of Honda and Acura products by acquiring retail loans originated by Honda and Acura dealers. Retail loans are acquired in accordance with our underwriting standards. See “—Underwriting and Pricing of Consumer Financing” below for a description of our underwriting process. The products that we finance consist primarily of new and used Honda and Acura automobiles and Honda motorcycles, power equipment, and marine engines. Retail loans may also include the financing of insurance products or vehicle service contracts. See “—Vehicle Service Contract Administration” below for more information. The terms of retail loans originated in the United States generally range from 24 to 72 months. Effective April 1, 2022, we also began offering 84-month loans in the United States. The terms of retail loans originated in Canada generally range from 24 to 84 months.
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
Contractual residual values of lease vehicles are determined at lease inception based on expectations of used vehicle values at the end of their lease term. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealers are sold through online and physical auctions. See “—Servicing of Consumer Financing—Remarketing Center” below.
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
Servicing of Consumer Financing
We have regional offices in the United States that are responsible for the acquisition, servicing, collection, and customer service activities related to our automobile retail loans and leases. We also have an office that is responsible for the underwriting of motorcycle, power equipment, and marine engine loans, customer service related to those contracts and collection efforts for past due accounts on a national basis. These offices are in various locations across the United States. In November 2020, we finalized plans to consolidate our regional offices in the United States into three service centers located in California, Texas, and Georgia. The consolidation is taking place in stages and we expect to complete the consolidation in the spring of 2023.
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
As needed, repossession action is taken using bonded and licensed repossession agencies. Subject to state or provincial laws and recording, filing, and notice requirements, we are generally permitted by applicable state or provincial laws to repossess automobiles or motorcycles upon default by the related customer. We typically decide whether or not to repossess a vehicle when the account is 45 to 60 or more days past due, subject to the laws and regulations governing repossession in the state or province where the automobile or motorcycle is located.
Incentive Financing Programs for Retail Loans and Leases
A substantial portion of our consumer financing business is acquired through incentive financing programs sponsored by AHM and HCI in the United States and Canada, respectively. These programs offer promotional rates on retail loans and leases to purchasers and lessees of Honda and Acura products. AHM and HCI, as applicable, pay us subsidies that enable us to realize a market yield on any financing contract we indirectly finance under these programs. Market yield is based on, among other things, the credit quality of the customer and the length of the contract. The amount of subsidy payments we receive from AHM and HCI is dependent on the terms of the incentive financing programs and the interest rate environment. Subsidy payments received on retail loans and leases are deferred and recognized as revenue over the term of the related contracts. The volume of incentive financing programs sponsored by AHM and HCI and the allocation of those programs between retail loans and leases may vary from fiscal period to fiscal period depending upon the respective marketing strategies of AHM and HCI. AHM and HCI’s marketing strategies are based in part on their business planning and control, in which we do not participate. Therefore, we cannot predict the level of incentive financing programs AHM and HCI may sponsor in the future and a significant change in the level of incentive financing programs in a fiscal period typically only has a limited impact on our results of operations for that period. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”
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
Wholesale flooring loans are available primarily through revolving lines of credit and may only be used by dealers to finance the purchase of inventory. AHFC will finance new automobiles and motorcycles up to 100% of the dealer invoice price and used automobiles and motorcycles up to 100% of the applicable market value determined in accordance with industry pricing guides in the United States. HCFI will finance new automobiles and motorcycles up to 100% of the dealer invoice price and used automobiles and motorcycles up to 100% of the current market value determined in accordance with industry pricing guides in Canada. Dealers pay a variable interest rate on wholesale flooring loans. Wholesale flooring loans must be repaid at specified intervals and increments and generally must be paid in full upon the sale of the product. AHM and HCI sponsor incentive financing programs in the United States and Canada, respectively, to Honda and Acura dealers approved for wholesale flooring loans.

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

In the United States, wholesale flooring loans are currently serviced at AHFC’s regional offices in several states. See above under “—Consumer Financing—Servicing of Consumer Financing” for information regarding our plans to consolidate our regional offices in the United States. In Canada, wholesale flooring loans are serviced at HCFI’s headquarters in Ontario.
Commercial Loans
We provide commercial loans to Honda and Acura automobile dealers through our DFS business unit. This commercial financing is available through mortgage loans for financing dealership property or construction, term loans for financing equipment or facility improvements and revolving lines of credit. We offer either fixed or floating interest rates on commercial loans.
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
National, regional and local commercial banks, credit unions, savings and loan associations, online banks, finance companies, and other captive finance companies provide consumer financing for new and used Honda and Acura products. Commercial banks, finance companies, and captive finance companies of other manufacturers also provide inventory financing for Honda and Acura dealers. Our primary competition in the wholesale motorcycle, power equipment, and marine engine financing business tends to be local banks and specialty finance firms that are familiar with the particular characteristics of these businesses. In Canada, banks and credit unions are strong competitors in the automobile consumer financing business and also provide inventory financing for Honda and Acura dealers.
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
Incentive Financing Programs
AHM and HCI sponsor incentive financing programs in the United States and Canada, respectively. These programs offer promotional rates on loans and leases to purchasers, lessees, and dealers of Honda and Acura products. AHM and HCI, as applicable, pay us subsidies that enable us to realize a market yield on any financing contract we indirectly or directly finance under these programs. These subsidy payments supplement the revenues on our financing products offered under our incentive financing programs. See “—Consumer Financing—Incentive Financing Programs for Retail Loans and Leases” above for more information.
Vehicle Service Contract Administration
A vehicle service contract is a contractual agreement between the dealer, manufacturer or an independent third party, and the dealer’s customer. The contract provides for certain repairs, mechanical breakdown coverage, roadside assistance, and/or oil changes for the customer’s new or used automobile. A vehicle service contract can be obtained on both Honda and Acura automobiles. AHM administers vehicle service contracts issued by certain of its subsidiaries.
HCFI performs marketing services for vehicle service contracts issued by HCI and receives fees for these services.

Shared Services
AHM provides services to Honda’s North American operations. AHM provides us with information technology, legal, internal audit, facilities and other services pursuant to a shared services agreement. AHM is paid a compensation fee for these services.
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
Seasonality
We are subject to seasonal variations in credit losses, which are historically higher in the first and fourth quarters of the calendar year. This seasonality does not have a significant impact on our results of operations. However, the COVID-19 pandemic affected consumer and dealer behaviors that resulted in, and may in the future continue to result in, changes in the seasonal fluctuations of our business.
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
Employees
On March 31, 2022, we had 1,192 employees in the United States and 163 employees in Canada. We consider our employee relations to be satisfactory. We are not subject to any collective bargaining agreements with our employees.
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
In addition, many states are focusing on consumer privacy and data protection as areas warranting consumer protection. Some states have passed complex legislation dealing with consumer privacy and data protection, which impacts companies such as AHFC. Under certain of these laws, including the California Consumer Privacy Act, we must disclose to consumers our privacy policy and practices, including those policies relating to the sharing of consumers’ non-public personal information with third parties. These regulations also require us to ensure that our systems are designed to protect the confidentiality of consumers’ nonpublic personal information. In addition, in some jurisdictions, these laws and regulations provide a private right of action that would allow customers to bring suit directly against us for mishandling their data for certain violations of these laws and regulations.
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

Risks Relating To The COVID-19 Pandemic
The COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.
The global COVID-19 pandemic could materially adversely affect our business, results of operations, cash flows and financial condition. For instance, the COVID-19 pandemic and the actions taken to slow its spread, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, have impacted and may continue to impact our workforce. Additionally, the COVID-19 pandemic resulted in the temporary closure of the sales operations of a number of Honda and Acura dealerships at various times in 2020.
The COVID-19 pandemic has also led to disruption and volatility in the global capital markets, which has increased and may continue to increase our cost of capital and has adversely affected and may continue to adversely affect our ability to access the capital markets. In addition, the foregoing events and the uncertainties relating thereto have adversely affected our short-term and long-term credit ratings and may continue to further adversely affect our ratings. For example, on March 27, 2020, Moody’s Investors Service downgraded our short-term and long-term issuer ratings to P-2 and A3, respectively, and placed those ratings under review for further downgrade. On June 8, 2020, Moody's Investors Service confirmed our issuer ratings. Additionally, on May 20, 2020, S&P Global Ratings downgraded our short-term and long-term issuer ratings to A-2 and A- respectively. With the S&P Global Ratings downgrade to our short-term issuer rating, we have lost our Tier-1 commercial paper issuer status, which has increased our costs in the commercial paper markets. Additionally, further downgrades or placement on review for possible downgrades of our long-term unsecured ratings could also result in an increase in our borrowing costs as well as reduced access to global debt capital markets.
The duration and potential resurgence of the COVID-19 pandemic is uncertain, and the extent to which the COVID-19 outbreak adversely impacts our business, results of operations, cash flows and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the transmissibility and severity of the virus, the related actions taken to contain its impact and the availability and effectiveness of vaccines. While we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, the effects could have a material adverse effect on our business, financial condition, results of operations, and cash flows, including potential increases in our allowance and provision for credit losses and early termination losses on operating leases. Moreover, many risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
Operational Risks Relating To Our Business
Our results of operations, cash flows, and financial condition are substantially dependent upon HMC and the sale of Honda and Acura products and any decline in the financial condition of HMC or the sales of Honda and Acura products could have a materially adverse impact on our financial condition, cash flows, and results of operations.
Our results of operations, cash flows, and financial condition are substantially dependent upon the sale of Honda and Acura products in the United States and Canada. Any prolonged reduction or suspension of HMC’s production or sales of Honda or Acura products in the United States or Canada resulting from a decline in demand, a change in consumer preferences, a decline in the actual or perceived quality, safety, or reliability of Honda and Acura products, shortages in key components or raw materials, supply chain issues or capacity constraints, a reduction of incentive financing programs, volatility in fuel prices, sustained economic stagnation or the occurrence of a recession, a financial crisis, a work stoppage, governmental action, including a change in regulation, trade policies, adverse publicity, a recall, a war, a use of force by foreign countries, a terrorist attack, a multinational conflict, a natural disaster, a pandemic, or similar events could have a substantially unfavorable effect on us.
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
•inflationary pressures; and
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
The finance industries in the United States and Canada are highly competitive. We compete with national and regional commercial banks, credit unions, savings and loan associations, finance companies, and other captive finance companies that provide consumer financing for new and used Honda and Acura products. Additionally, Canadian banks and credit unions are strong competitors in the automobile consumer financing business and also provide inventory financing for Honda and Acura dealers. Commercial banks, finance companies, and captive finance companies of other manufacturers also provide wholesale flooring financing for Honda and Acura dealers. Our primary competition in the wholesale motorcycle, power equipment, and marine engine financing business tends to be local banks and specialty finance firms that are familiar with the particular characteristics of these businesses. Changes in the financial services industry resulting from technological innovations and changes in consumer preferences in how they seek financing may also result in increased competition. Our ability to maintain and expand our market share is contingent upon, among other things, us offering competitive pricing, the quality of credit accepted, the flexibility of loan terms offered, the quality of service provided to dealers and customers and strong dealer relationships. Our inability to compete successfully, as well as increases in competitive pressures, could have an adverse impact on our contract volume, market share, revenues, and margins and have a material adverse effect on us.
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
Vehicle recalls and other announcements may impact our business
From time to time, AHM and/or HCI may recall, suspend sales and production of, or initiate market actions on certain Honda or Acura products to address performance, customer satisfaction, compliance, or safety-related issues. Because our business is substantially dependent upon the sale of Honda and Acura products such actions may negatively impact our business. A decrease in the level of vehicle sales would negatively impact our financing volume. Additionally, recalls may affect the demand for used recalled vehicles, or impact our timely disposal of repossessed and returned lease vehicles, which may affect the sales proceeds of those vehicles. For example, during fiscal years 2016 and 2017, we experienced delays in the disposition of returned lease vehicles due to a recall of certain Honda and Acura vehicles. The delays in disposition resulted in the recognition of impairment losses, additional depreciation expense, and lower gains on the disposition of lease vehicles due to the negative impact on the sales proceeds of the affected vehicles.
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
We monitor the interest rate environment and enter into various financial instruments, including interest rate and basis swaps, to manage our exposure to the risk of interest rate fluctuations. However, our hedging strategies may not fully mitigate the impact of changes in interest rates. For example, the U.K. Financial Conduct Authority announced that LIBOR will cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. The Alternative Reference Rates Committee has, among other things, recommended the Secured Overnight Financing Rate (SOFR) as the alternative to U.S. Dollar LIBOR. Beginning in the fourth quarter of fiscal year 2022, we began entering into transactions that reference SOFR. There can be no assurance that SOFR will perform in the same way LIBOR would have at any time, including, without limitation, as a result of changes in interest rates in the market, market volatility or global or regional economic, financial, regulatory or other events. The potential impact of changes to LIBOR is unknown and could adversely affect the market valuation of LIBOR-linked securities, loans and other financial obligations, the interest rates on our current or future cost of funds and/or access to capital markets.

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
Credit rating agencies that rate the credit of HMC and its affiliates, including AHFC, may qualify, alter, or terminate their ratings at any time. For example, Moody's Investors Service downgraded the credit rating of Honda Motor Co., Ltd. on March 26, 2020, and downgraded our credit ratings on March 27, 2020. Additionally, S&P Global Ratings downgraded the credit rating of Honda Motor Co., Ltd. and its subsidiaries, including us, on May 20, 2020. See above under “Risks Relating To The COVID-19 Pandemic—The COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.” for additional information. Global economic conditions and other geopolitical factors may directly or indirectly affect such ratings. Any downgrade in the sovereign credit ratings of the United States, Japan, or Canada may directly or indirectly have a negative effect on the ratings of HMC and AHFC. Downgrades, the change to a negative outlook, or placement on review for possible downgrades of such ratings have resulted and could continue to result in an increase in our borrowing costs and could reduce our access to global debt capital markets. These factors would have a negative impact on our business, including our competitive position, results of operations, cash flows and financial condition.
We are subject to consumer and dealer credit risk, which could adversely impact our results of operations, cash flows, and financial condition.
Credit risk is the risk of loss arising from the failure of a consumer or dealer to meet the terms of any contract with us or otherwise fail to perform as agreed. Credit losses are an expected cost of extending credit. The majority of our credit risk is with consumer financing, and to a lesser extent, with dealer financing. Our level of credit risk on our consumer financing portfolios is influenced primarily by two factors: the total number of contracts that default, and the amount of loss per occurrence, net of recoveries, which in turn are influenced by various factors, such as the used vehicle market, our purchase quality mix, contract term lengths, operational changes, and certain economic factors such as unemployment and inflationary pressures. Our level of credit risk on our dealer-financing portfolio is influenced primarily by the financial strength of dealers within the portfolio, the concentration of dealers demonstrating financial strength, the quality of the collateral securing the financing within the portfolio and economic factors. An increase in credit risk would increase our provision for credit losses and early termination losses on operating lease assets, which would have a negative impact on our results of operations, cash flows, and financial condition.
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
We maintain an allowance for management’s estimate of lifetime expected credit losses on our finance receivables. We also maintain an estimate for early termination losses on operating lease assets due to lessee defaults. Our allowance for credit losses and early termination losses on operating leases requires significant judgment about inherently uncertain factors. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates, which may have a negative impact on our results of operations, cash flows and financial condition. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Allowance for Credit Losses and Estimated Early Termination Losses on Operating Lease Assets” for additional information regarding our estimates.

We maintain projections for expected residual values and return volumes of the vehicles we lease. Actual proceeds realized by us upon sales of returned leased vehicles at lease termination might be lower than the projected amount, which would reduce the profitability of the lease transaction and could have the potential to adversely affect our gain or loss on the disposition of lease vehicles and our results of operations, cash flows and financial condition. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Estimated End of Term Residual Values” for additional information regarding our estimates.
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
Our financing and leasing contracts may be repaid by borrowers at any time at their option. Early repayment of contracts will limit the amount of earnings we would have otherwise generated under those contracts, and we may not be able to reinvest the portions repaid early immediately into new loans and new leases or loans and leases with similar pricing.
Our defined benefit plan costs and those of AHM and HCI may affect our financial condition, cash flows, and results of operations.
Our employees participate in either AHM’s or HCI’s defined benefit plans if they qualify. HMC also has a defined benefit plan but a great majority of our employees do not participate in that plan. The amount of pension benefits and lump-sum payments provided in those plans are primarily based on the combination of years of service and compensation. AHM and HCI each determine and make periodic contributions to their respective defined benefit plans pursuant to applicable regulations and we are allocated our share of pension plan costs due to the participation of our employees. Since benefit obligations and pension costs are based on many assumptions, including, but not limited to, participant mortality, discount rate, rate of salary increase, expected long-term rate of return on plan assets, differences in actual expenses and costs or changes in those assumptions could affect AHM’s, HCI’s, and our cash contributions and liquidity. Under the Employee Retirement Income Security Act of 1974 (ERISA), we are jointly and severally liable for the obligations under AHM’s plans that are subject to ERISA, even for participants in the plans that are not our employees. See Note 8—Benefit Plans of Notes to Consolidated Financial Statements, for more information.

Regulatory Risks Relating To Our Business
Changes in laws and regulations, or the application thereof, may adversely affect our business, results of operations, cash flows, and financial condition.
Our operations are subject to regulation, supervision, and licensing under various United States, Canadian, state, provincial, and local statutes, ordinances, and regulations. A failure to comply with applicable regulatory, supervisory, or licensing requirements may adversely affect our business, results of operations, cash flows, and financial condition. Due to events in the global financial markets, regulators have increased their focus on the regulation of the financial services industry. As a result, there have been and may continue to be proposals for laws and regulations that could increase the scope and nature of laws and regulations that are currently applicable to us. Any change in such laws and regulations, whether in the form of new or amended laws or regulations, regulatory policies, supervisory action, or the application of any of the above, may adversely affect our business, results of operations, cash flows, and financial condition by increasing our costs to comply with the new laws, prohibiting or limiting the amount of certain revenues we currently receive, or constraining certain collection or collateral recovery action which are currently available to us. See “Risks Relating To The COVID-19 Pandemic—The COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition” above.
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
The CFPB has supervisory, examination and enforcement authority over certain non-depository institutions, including those entities that are larger participants of a market for consumer financial products or services, as defined by rule. We are subject to the CFPB’s supervisory authority with respect to our compliance with applicable consumer protection laws. Over the past few years, the CFPB has become active in investigating the products, services, and operations of credit providers, including AHFC. The CFPB’s investigations of, and initiation of enforcement actions against, credit providers, whether on its own initiative or jointly with other agencies and regulators, may continue for the foreseeable future.
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
Operational risk is the risk of loss resulting from, among other factors, inadequate or failed processes, systems or internal controls, theft, fraud, cybersecurity breaches, or natural disasters. Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements. These events can potentially result in financial losses, regulatory inquiries or other damage to us, including damage to our reputation. For example, we are consolidating our regional offices in the United States into three service centers located in California, Texas, and Georgia which is expected to be completed in the spring of 2023. Although steps are being taken to mitigate the operational risks related to the consolidation of our regional offices, there is no guarantee that we will not experience any business interruptions.
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
A security breach or cyber attack of our systems could interrupt, damage or harm our operations or result in the slow performance or unavailability of our information systems for some customers. We collect, analyze and retain certain types of personally identifiable and other information pertaining to our customers and employees through internal and third party information technology systems. We also store confidential business, employee and technical information. A security breach or cyber attack of these systems, including those caused by physical or electronic break-ins, computer virus, malware, attacks by hackers or foreign governments, ransomware attacks, disruptions from authorized access and tampering (including through social engineering such as phishing attacks) and similar breaches, could expose us to a risk of loss of this information, regulatory scrutiny, claims for damages, penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on current and future business with current and potential customers. Information security risks have increased recently because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. In some cases, it may be difficult to anticipate or immediately detect security breaches and the damage they cause. We monitor and review our security systems and by using a Total Quality Management methodology, we update the posture of these systems based on the current threat environment.
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
We are subject to various privacy, data protection and information security laws, including requirements concerning security breach notification. For example, the California Consumer Privacy Act, among others, imposes stringent data protection requirements and provides significant penalties for noncompliance. Compliance with current and future privacy, data protection and information security laws affecting customer or employee data to which we are subject could result in higher compliance and technology costs. Our failure or perceived failure, even if unfounded, to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, damage to our reputation and could materially and adversely affect our profitability.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located in Torrance, California. Our United States operations have regional offices and national servicing centers located in several states. In November 2020, we finalized plans to consolidate our regional offices in the United States into three service centers located in California, Texas, and Georgia. The consolidation is taking place in stages. As of March 31, 2022, we have a total of six remaining offices and we expect to complete the consolidation into three service centers in the spring of 2023. HCFI’s headquarters are located in Markham, Ontario, Canada and our Canadian operations have regional offices and national servicing centers located in Quebec and Ontario. All premises are occupied pursuant to lease agreements.
We believe that our properties are suitable to meet the requirements of our business.
Item 3. Legal Proceedings
For information on our material legal proceedings, see Note 9—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements, which is incorporated by reference herein.
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
Dividends are declared and paid by AHFC if, when, and as determined by its Board of Directors. AHFC declared and paid semi-annual cash dividends to its parent, AHM, of $491 million and $1.0 billion during the fiscal year ended March 31, 2022 and $143 million and $465 million during the fiscal year ended March 31, 2021. We anticipate that we will continue to pay semi-annual cash dividends to AHM in the future. However, the payment and amount of future dividends remain within the discretion of AHFC’s Board of Directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.
Item 6. [Reserved]

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
References in this report to our "fiscal year 2022", “fiscal year 2021” and “fiscal year 2020” refer to our fiscal years ended March 31, 2022, 2021 and 2020, respectively.

Results of Operations
For discussion related to the results of operations and changes in financial condition for the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2021, which was filed with the SEC on June 24, 2021.
Segment Results—Comparison of Fiscal Years Ended March 31, 2022 and 2021
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Years ended March 31,		Difference		Years ended March 31,		Difference		Years ended March 31,
	2022	2021	Amount	%	2022	2021	Amount	%	2022	2021

	(U.S. dollars in millions)
Revenues:
Retail	$1,414	$1,474	$(60)	(4)%	$185	$190	$(5)	(3)%	$1,599	$1,664
Dealer	58	94	(36)	(38)%	9	13	(4)	(31)%	67	107
Operating leases	6,489	6,437	52	1%	1,289	1,328	(39)	(3)%	7,778	7,765
Total revenues	7,961	8,005	(44)	(1)%	1,483	1,531	(48)	(3)%	9,444	9,536
Leased vehicle expenses	4,655	4,576	79	2%	975	1,004	(29)	(3)%	5,630	5,580
Interest expense	604	772	(168)	(22)%	109	121	(12)	(10)%	713	893
Realized (gains)/losses on derivatives and foreign currency debt	121	247	(126)	(51)%	22	39	(17)	(44)%	143	286
Net revenues	2,581	2,410	171	7%	377	367	10	3%	2,958	2,777
Other income	36	51	(15)	(29)%	14	13	1	8%	50	64
Total net revenues	2,617	2,461	156	6%	391	380	11	3%	3,008	2,841
Expenses:
General and administrative expenses	423	418	5	1%	56	53	3	6%	479	471
Provision for credit losses	(22)	(65)	43	(66)%	—	(4)	4	(100)%	(22)	(69)
Early termination loss on operating leases	16	(157)	173	(110)%	—	1	(1)	(100)%	16	(156)
Income before income taxes	$2,200	$2,265	$(65)	(3)%	$335	$330	$5	2%	$2,535	$2,595

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Years ended March 31,		Difference		Years ended March 31,		Difference
	2022	2021	Amount	%	2022	2021	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$33,833	$32,130	$1,703	5%	$4,019	$3,743	$276	7%
Average outstanding units	2,106	2,100	6	—%	286	298	(12)	(4)%
Effective yield	4.2%	4.6%			4.6%	5.1%

Dealer loans:
Average outstanding balance	$2,032	$3,671	$(1,639)	(45)%	$388	$560	$(172)	(31)%
Effective yield	2.7%	2.4%			2.2%	2.3%

Operating leases:
Average outstanding balance	$30,316	$29,219	$1,097	4%	$5,167	$5,180	$(13)	—%
Average outstanding units	1,280	1,310	(30)	(2)%	256	284	(28)	(10)%
Average monthly rental income(2)	$423	$409	$14	3%	$419	$389	$30	8%
Average monthly depreciation(2),(3)	$315	$304	$11	4%	$324	$301	$23	8%

Debt:
Average outstanding balance	$44,374	$44,279	$95	—%	$6,412	$6,946	$(534)	(8)%
Effective interest rate	1.4%	1.7%			1.7%	1.7%
_______________________
(1)Average outstanding balances and units based on month end amounts during respective periods. Effective yields and interest rates based on average outstanding month end balances. Average monthly rental income and depreciation based on average outstanding month end units.
(2)U.S. dollars per unit
(3)Excludes gains on disposition of leased vehicles.

United States Segment
Revenues
–Revenue from retail loans decreased due to lower yields, which was partially offset by higher average outstanding balances.
–Revenue from dealer loans decreased due to lower average outstanding wholesale flooring loan balances. Dealer inventory levels have declined due to supply chain disruptions that have negatively impacted the production of new vehicles.
–Operating lease revenue increased due to higher average revenue per unit primarily as the result of an increase in the average acquisition cost of leased vehicles, which was partially offset by lower average outstanding units as the result of the decline in the availability of new vehicles.
Leased vehicle expenses
Leased vehicle expenses increased due to an increase in average depreciation expense per unit as the result of an increase in the average acquisition cost of leased vehicles and lower gains on disposition of leased vehicles, which were partially offset by lower average outstanding units.
Interest expense
Interest expense decreased due to lower average interest rates. See “—Liquidity and Capital Resources” below for more information.

Realized (gains)/losses on derivatives and foreign currency debt
Net realized losses during fiscal year 2022 consisted of losses on pay fixed interest rate swaps of $308 million and losses on foreign currency denominated debt of $33 million, which were partially offset by gains on pay float interest rates swaps of $207 million and gains on cross currency swaps of $13 million.
Provision for credit losses
We recognized a negative provision for credit losses during both fiscal year 2022 and fiscal year 2021 due to reductions to the allowance during both years, reflecting favorable revisions to forecasted economic factors and lower than expected net charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
We recognized early termination losses on operating leases during fiscal year 2022 compared to a reversal of early termination losses during fiscal year 2021. We recognized reversals of early termination losses throughout fiscal year 2021 and the first quarter of fiscal year 2022 as the result of reducing our estimate of early termination losses. See —Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans decreased due to lower yields, which was partially offset by higher average outstanding balances.
–Revenue from dealer loans decreased due to lower average outstanding wholesale flooring loan balances. Dealer inventory levels have declined due to supply chain disruptions that have negatively impacted the production of new vehicles.
–Operating lease revenue decreased due to lower average outstanding units as the result of the decline in the availability of new vehicles, which was partially offset by higher average revenue per unit primarily as the result of an increase in the average acquisition cost of leased vehicles.
Leased vehicle expenses
The decrease in leased vehicle expenses was attributable to the decrease in depreciation on operating leases due to lower average outstanding units, which was partially offset by higher average depreciation expense per unit as the result of an increase in the average acquisition cost of leased vehicles.
Interest expense
The decrease in interest expense was due to lower average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivative instruments
Net realized losses on interest rate swaps during fiscal year 2022 were attributable to realized losses on pay fixed interest rate swaps, which was partially offset by realized gains on pay float interest rate swaps.
Provision for credit losses
We recognized a provision for credit losses of less than $1 million during fiscal year 2022 compared to a negative provision for credit losses during fiscal year 2021. During fiscal year 2022, net charge-offs of retail loans were lower than expected which kept the provision for credit losses low. During fiscal year 2021, net charge-offs of retail loans were significantly lower than expected which resulted in the negative provision for credit losses. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
We recognized early termination losses on operating leases of less than $1 million during fiscal year 2022 compared to $1 million during fiscal year 2021. See “—Financial Condition—Credit Risk” below for more information.

Income tax expense
Our consolidated effective tax rate was 26.2% for fiscal year 2022 and 24.2% for fiscal year 2021. The increase in the effective tax rate for fiscal year 2022 was primarily due to a decrease in uncertain tax positions recorded in fiscal year 2021 that did not recur in the current year. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Years ended March 31,
	2022		2021		2020
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	416	344	556	471	414	229
Used auto	68	16	104	36	125	21
Motorcycle and other	64	1	87	3	70	1
Total retail loans	548	361	747	510	609	251
Leases	403	378	470	416	549	436

Canada Segment
Retail loans	68	45	72	54	71	59
Leases	61	58	67	66	88	83

Consolidated
Retail loans	616	406	819	564	680	310
Leases	464	436	537	482	637	519
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

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Years ended March 31,
	2022	2021	2020
United States Segment
New auto	59%	74%	63%
Motorcycle	29%	33%	34%

Canada Segment
New auto	77%	84%	83%
Motorcycle	20%	29%	30%

Consolidated
New auto	61%	74%	65%
Motorcycle	28%	33%	33%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	March 31,			March 31,
	2022	2021	2020	2022	2021	2020

	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$25,953	$27,200	$24,353	1,491	1,587	1,510
Used auto	4,307	4,915	4,999	318	359	356
Motorcycle and other	1,229	1,328	1,145	186	196	192
Total retail loans	$31,489	$33,443	$30,497	1,995	2,142	2,058
Investment in operating leases	$28,691	$30,036	$28,809	1,191	1,311	1,318

Securitized retail loans (2)	$8,849	$8,368	$8,977	693	686	703

Canada Segment
Retail loans	$3,931	$3,913	$3,457	276	292	302
Investment in operating leases	$4,933	$5,309	$5,034	242	272	296

Securitized retail loans (2)	$184	$415	$668	21	38	58
Securitized investment in operating leases (2)	$294	$440	$493	18	23	24

Consolidated
Retail loans	$35,420	$37,356	$33,954	2,271	2,434	2,360
Investment in operating leases	$33,624	$35,345	$33,843	1,433	1,583	1,614

Securitized retail loans (2)	$9,033	$8,783	$9,645	714	724	761
Securitized investment in operating leases (2)	$294	$440	$493	18	23	24
_______________________
(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.
In the United States segment, retail loan acquisition volumes decreased by 27% and lease acquisition volumes decreased by 14% during fiscal year 2022 compared to fiscal year 2021. In the Canada segment, retail loan acquisition volumes decreased by 6% and lease acquisition volumes decreased by 9% during fiscal year 2022 compared to fiscal year 2021. Supply chain disruptions have negatively impacted the production of new vehicles and dealer inventory levels, which contributed to the decline in acquisition volumes in both the United States and Canada segments. The duration and severity of the supply chain disruptions are uncertain. Prolonged disruptions could materially impact the volume of future retail loans and lease acquisitions.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	March 31,
	2022	2021	2020
United States Segment
Automobile	28%	28%	29%
Motorcycle	98%	97%	97%
Other	17%	18%	16%

Canada Segment
Automobile	33%	33%	36%
Motorcycle	95%	95%	96%
Other	94%	92%	93%

Consolidated
Automobile	29%	29%	30%
Motorcycle	97%	97%	97%
Other	19%	20%	19%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Years ended March 31,
	2022	2021	2020
United States Segment
Automobile	23%	24%	26%
Motorcycle	98%	98%	98%
Other	6%	7%	6%

Canada Segment
Automobile	29%	31%	32%
Motorcycle	92%	90%	94%
Other	96%	96%	96%

Consolidated
Automobile	23%	25%	27%
Motorcycle	97%	97%	97%
Other	9%	10%	9%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	March 31,			March 31,
	2022	2021	2020	2022	2021	2020

	(U.S. dollars in millions)			(Wholesale Flooring Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$837	$2,396	$3,049	29	83	109
Motorcycle	192	216	760	30	26	96
Other	39	39	55	35	37	56
Total wholesale flooring loans	$1,068	$2,651	$3,864	94	146	261
Commercial loans	$763	$812	$1,020

Canada Segment
Wholesale flooring loans	$196	$553	$662	32	40	61
Commercial loans	$34	$61	$54

Consolidated
Wholesale flooring loans	$1,264	$3,204	$4,526	126	186	322
Commercial loans	$797	$873	$1,074
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
The allowance for credit losses is management’s estimate of lifetime expected credit losses on the amortized cost basis of finance receivables. Additional information regarding credit losses is provided in the discussion of “—Critical Accounting Estimates—Allowance for Credit Losses and Estimated Early Termination Losses on Operating Lease Assets” below.

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment			Canada Segment			Consolidated
	As of or for the years ended March 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period (3)	$279	$456	$194	$9	$15	$7	$288	$471	$201
Provision for credit losses	(22)	(65)	393	—	(4)	9	(22)	(69)	402
Charge-offs, net of recoveries	(53)	(112)	(228)	(2)	(3)	(5)	(55)	(115)	(233)
Effect of translation adjustment	—	—	—	—	1	—	—	1	—
Allowance for credit losses at end of period	$204	$279	$359	$7	$9	$11	$211	$288	$370

Charge-offs as a percentage of average receivable balance (1)	0.15%	0.31%	0.63%	0.05%	0.06%	0.12%	0.13%	0.29%	0.57%
Allowance as a percentage of ending receivable balance (1)	0.60%	0.74%	1.01%	0.19%	0.21%	0.22%	0.55%	0.68%	0.92%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$90	$58	$91	$4	$2	$3	$94	$60	$94
As a percentage of ending receivable balance (1),(2)	0.26%	0.15%	0.25%	0.08%	0.04%	0.08%	0.24%	0.14%	0.23%

Operating leases:
Early termination loss on operating leases	$16	$(157)	$327	$—	$1	$4	$16	$(156)	$331
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
(3)Beginning allowance for March 31, 2021 includes the $101 million cumulative effect of adopting ASU 2016-13.
In the United States segment, the negative provision for credit losses during both fiscal year 2022 and fiscal year 2021 was attributable to the reduction in the allowance for credit losses on retail loans reflecting favorable revisions to forecasted economic factors including unemployment and personal bankruptcy rates, and lower than expected net charge-offs of retail loans. The allowance for credit losses on retail loans at the beginning of fiscal year 2021, which was during the onset of the COVID-19 pandemic, reflected a significant increase in forecasted charge-offs. The allowance was reduced significantly during fiscal year 2021 as actual credit performance was better than expected and economic conditions improved. Our portfolio of retail loans continued to perform well during fiscal year 2022. However the revisions to the allowance were not as significant as fiscal year 2021 which resulted in a lower negative provision during fiscal year 2022. We recognized early termination losses on operating leases during fiscal year 2022 compared to a reversal of early termination losses during fiscal year 2021. We recognized reversals of early termination losses throughout fiscal year 2021 and the first quarter of fiscal year 2022 as the result of reducing our estimate of early termination losses as our leases performed better than expected.
In the Canada segment, we recognized a provision for credit losses on our finance receivables of less than $1 million during fiscal year 2022 compared to a negative provision for credit losses during fiscal year 2021. The negative provision during fiscal year 2021 was attributable to the reduction in the allowance for credit losses on retail loans as actual credit performance was better than expected. Operating leases also performed well, resulting in early termination losses on operating leases of less than $1 million and $1 million during fiscal year 2022 and fiscal year 2021, respectively.

Lease Residual Value Risk
Contractual residual values of lease vehicles are determined at lease inception based on our expectations of used vehicle values at the end of their lease term. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealers are sold through online and physical auctions. We are exposed to a risk of loss on the disposition of returned lease vehicles if the market values of leased vehicles at the end of their lease terms are less than their contractual residual values.
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during fiscal year 2022. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Estimates—Estimated End of Term Residual Values” below.
The following table summarizes our number of lease terminations and the method of disposition:

	Years ended March 31,
	2022	2021	2020

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	506	379	359
Sales through auctions and dealer direct programs (3)	6	89	156
Total termination units	512	468	515

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	90	84	78
Sales through auctions and dealer direct programs (3)	1	7	7
Total termination units	91	91	85

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	596	463	437
Sales through auctions and dealer direct programs (3)	7	96	163
Total termination units	603	559	600
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

Used vehicle prices remained strong during fiscal year 2022 due to the limited supply of new vehicles. As a result, lease vehicle return rates were extremely low during fiscal year 2022 as compared to our historical return rates in both the United States and Canada segments. If the supply of new vehicles increases and the demand for used vehicles declines, return rates and lease vehicle expenses may be negatively impacted.

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
The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of March 31, 2022, 2021 and 2020 includes foreign currency denominated debt which was translated into U.S. dollars using the relevant exchange rates as of March 31, 2022, 2021 and 2020, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for convenience based on the exchange rate on March 31, 2022. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

				Weighted average contractual interest rate
	March 31,			March 31,
	2022	2021	2020	2022	2021	2020

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$1,718	$4,615	$4,486	0.79%	0.29%	1.83%
Bank loans	2,249	2,799	3,797	1.47%	0.95%	2.21%
Private MTN program	—	500	999	—%	3.80%	3.84%
Public MTN program	28,659	28,943	25,130	1.53%	1.53%	2.07%
Euro MTN programme	25	27	28	2.23%	2.23%	2.23%
Total unsecured debt	32,651	36,884	34,440
Secured debt	8,517	8,149	8,710	0.91%	1.37%	2.26%
Total debt	$41,168	$45,033	$43,150

Canada Segment
Unsecured debt:
Commercial paper	$589	$927	$1,004	0.57%	0.42%	1.73%
Related party debt	—	—	533	—%	—%	1.76%
Bank loans	859	1,253	1,141	1.64%	1.15%	2.01%
Other debt	3,952	3,973	3,266	2.20%	2.11%	2.47%
Total unsecured debt	5,400	6,153	5,944
Secured debt	371	741	1,038	1.32%	0.95%	2.13%
Total debt	$5,771	$6,894	$6,982

Consolidated
Unsecured debt:
Commercial paper	$2,307	$5,542	$5,490	0.74%	0.31%	1.81%
Related party debt	—	—	533	—%	—%	1.76%
Bank loans	3,108	4,052	4,938	1.52%	1.01%	2.16%
Private MTN program	—	500	999	—%	3.80%	3.84%
Public MTN program	28,659	28,943	25,130	1.53%	1.53%	2.07%
Euro MTN programme	25	27	28	2.23%	2.23%	2.23%
Other debt	3,952	3,973	3,266	2.20%	2.11%	2.47%
Total unsecured debt	38,051	43,037	40,384
Secured debt	8,888	8,890	9,748	0.93%	1.34%	2.25%
Total debt	$46,939	$51,927	$50,132
Commercial Paper
As of March 31, 2022, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($2.0 billion). Interest rates on the commercial paper are fixed at the time of issuance. During fiscal year 2022, consolidated commercial paper month-end outstanding principal balances ranged from $2.3 billion to $6.7 billion.

Related Party Debt
HCFI no longer issues fixed rate notes to HCI to help fund HCFI’s general corporate operations. Interest rates were based on prevailing rates of debt with comparable terms. Generally, the term of these notes were less than 120 days. As of the end of March 31, 2022, there were no outstanding notes.
Bank Loans
During fiscal year 2022, AHFC entered into a $500 million floating rate term loan agreement and a $350 million fixed rate term loan agreement. HCFI entered into a C$200 million ($160 million) floating rate term loan agreement. As of March 31, 2022, we had bank loans denominated in U.S. dollars and Canadian dollars with floating and fixed interest rates, in principal amounts ranging from $80 million to $600 million. As of March 31, 2022, the remaining maturities of all bank loans outstanding ranged from 14 days to approximately 5.0 years. The weighted average remaining maturity on all bank loans was 1.8 years as of March 31, 2022.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of March 31, 2022, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loans agreements.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During fiscal year 2022, AHFC issued $3.9 billion aggregate principal amount of U.S. dollar denominated fixed rate notes with an original maturity ranging from 23 months to 7 years. AHFC also issued $1.3 billion aggregate principal amount of Euro denominated fixed rate notes with an original maturity of 7 years and $0.7 billion aggregate principal amount of sterling denominated fixed rate notes with an original maturity of 6 years. The weighted average remaining maturities of all Public MTNs was 2.5 years as of March 31, 2022.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of March 31, 2022, management believes that AHFC was in compliance with all covenants under the indenture.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2022, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.

The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	March 31,
	2022	2021	2020

	(U.S. dollars in millions)
U.S. dollar	$21,006	$22,902	$22,309
Euro	6,019	5,032	3,076
Sterling	1,634	1,509	744
Japanese yen	25	27	28
Total	$28,684	$29,470	$26,157
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During fiscal year 2022, HCFI entered into a new 3 year floating rate private placements for $200 million and a new 5 year fixed rate private placement for $320 million. As of March 31, 2022, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 106 days to approximately 5.9 years. The weighted average remaining maturities of these notes was 2.6 years as of March 31, 2022.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2022, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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
During fiscal year 2022, we issued notes through asset-backed securitizations totaling $6.0 billion, which were secured by assets with an initial balance of $6.5 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 24, 2023, a $2.1 billion credit agreement, which expires on February 25, 2025, and a $1.4 billion credit agreement, which expires on February 25, 2027. As of March 31, 2022, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.6 billion) syndicated bank credit facility that includes a C$1.0 billion ($800 million) credit agreement, which expires on March 25, 2023 and a C$1.0 billion ($800 million) credit agreement, which expires March 25, 2027. As of March 31, 2022, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the respective expiration date of each tranche.
The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of March 31, 2022, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access up to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of March 31, 2022, no amounts were drawn upon under these agreements. These agreements expire on September 21, 2022. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
Keep Well Agreements
HMC has entered into separate Keep Well Agreements with AHFC and HCFI. For additional information, refer to “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and AHFC Keep Well Agreement” and “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and HCFI Keep Well Agreement.”
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $76 million, $72 million and $68 million during fiscal years 2022, 2021 and 2020, respectively, pursuant to these Support Compensation Agreements and the predecessor agreements.
Indebtedness of Consolidated Subsidiaries
As of March 31, 2022, AHFC and its consolidated subsidiaries had $56.8 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $16.1 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

Material Cash Requirements
The following table summarizes our material cash requirements, including from contractual obligations and excluding lending commitments to dealers and derivative obligations, by fiscal year payment period, as of March 31, 2022:

	Payments due by period
	Total	2023	2024	2025	2026	2027	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$38,127	$13,101	$8,043	$6,437	$2,299	$3,387	$4,860
Secured debt obligations (1)	8,901	4,881	2,666	1,207	147	—	—
Interest payments on debt (2)	1,635	598	400	245	151	114	127
Total	$48,663	$18,580	$11,109	$7,889	$2,597	$3,501	$4,987
_______________________
(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of March 31, 2022.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of March 31, 2022.
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
New Accounting Standards
Refer to Note 1(n)—Recently Issued Accounting Standards of Notes to Consolidated Financial Statements.

Critical Accounting Estimates
The application of certain accounting policies may require management to make estimates that affect our financial condition and results of operations. Critical accounting estimates require our most difficult, subjective, or complex judgments, often requiring us to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods, or for which the use of different estimates that could have reasonably been used in the current period would have had a material impact on the presentation of our financial condition and results of operations. Actual results could differ from these estimates which could have a material effect on our financial condition and results of operations in subsequent periods. Refer to Note 1—Summary of Business and Significant Accounting Policies of Notes to Consolidated Financial Statements for information on our accounting policies related to our critical accounting estimates.
Allowance for Credit Losses on Retail Loans and Estimated Early Termination Losses on Operating Lease Assets
Retail loans are evaluated on a collective basis and grouped into pools with similar risk characteristics such as origination quarter, internal credit grade at origination, product type, and original term. The allowance for retail loans is measured using econometric regression models that correlate vintage age, credit quality, economic, and other variables to historical vintage-level credit loss performance. Statistically relevant economic factors such as unemployment rates, bankruptcies, and used vehicle price indexes are applied in the analysis of the economic environment. Current and forecasted economic conditions are applied in the models to project monthly gross loss rates in terms of origination dollars for the remaining contractual life of each vintage. Recoveries are projected as a percentage of the cumulative forecasted loss dollar of each vintage. The contractual term is the estimated lifetime of retail loans and is considered to be a reasonable and supportable forecast period of future economic conditions. Economic forecasts and macroeconomic variables are obtained from a third party economic research firm that extend through the lifetime of retail loans and converge to long-run equilibrium trends. Baseline forecasts that reflect the most likely economic future is the single economic scenario applied in the models. Qualitative adjustments may also be applied if management believes the quantitative models do not reflect the best estimate of lifetime expected credit losses. Estimated losses on operating leases expected to terminate early due to lessee defaults are also determined collectively using modeling methodologies consistent with those used for retail loans.
Sensitivity Analysis

We applied the baseline economic scenarios for the United States and Canada that were obtained from a third party economic research firm in our models to determine our allowance for credit losses on retail loans and estimated early termination losses on operating lease assets as of March 31, 2022. These baseline economic scenarios represent forecasts of the most likely economic future, with an equal probability of economic conditions being better or worse than forecasted. Alternative economic scenarios were also obtained from the third party economic research firm. As an example of the sensitivity of our accounting estimates, we applied upside and downside economic scenarios in our models. The peak unemployment rate over the next 24 month period under the upside and downside economic scenarios in the United States was 3.9% and 7.9%, respectively. The resulting allowance for credit losses on retail loans under the upside and downside economic scenarios was $197 million and $332 million, respectively. Similarly, the resulting estimated early termination losses on operating lease assets were $76 million and $116 million, respectively.
Estimated End of Term Residual Values
Estimated end of term residual values are dependent on the expected market values of leased vehicles at the end of their lease terms and the percentage of leased vehicles expected to be returned by lessees. Factors considered in this evaluation include, among other factors, economic conditions, external market information on new and used vehicles, historical trends, and recent auction values. Estimated return rates are dependent on expected market values of leased vehicles since declines in used vehicle prices generally increase the probability of vehicles being returned to us at the end of their lease terms. We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount the carrying values exceed their fair values.
Sensitivity Analysis
If future expected and of term market values for all outstanding operating leases as of March 31, 2022 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $57 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $13 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis is specific to the conditions in effect as of March 31, 2022 and does not consider the effect declines in estimated end of term market values may have on return rates.

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
To provide a quantitative measure of the sensitivity of interest rate movements on our pre-tax cash flows, we have estimated the effect of a hypothetical 100 basis point increase and decrease to benchmark interest rates on our floating rate financial instruments for the 12-month periods ending March 31, 2022 and 2022 below. Our estimates were based upon our existing receivables, debt, and derivatives as of March 31, 2022 and 2021. We do not include any assumptions for reinvestment of maturing assets and refinancing of maturing debt. The estimates for a 100 basis point decrease assume that rates cannot fall below zero percent.

	Impact on pre-tax cash flows for the 12 months ending March 31,
Hypothetical change in interest rate	2023	2022
100 basis point increase	$18 million increase	$27 million decrease
100 basis point decrease	$13 million decrease	$5 million increase
LIBOR Transition
Beginning in the fourth quarter of fiscal year 2022, we ceased entering into new transactions that reference U.S. Dollar LIBOR and began entering into derivative transactions that reference SOFR. We are party to contracts that reference U.S. Dollar LIBOR with scheduled maturities after June 2023 when relevant U.S. Dollar LIBOR rates will no longer be published, which consists of our floating rate debt and derivative contracts. We adhered to the International Swap and Derivatives Association 2020 Interbank Offer Rate Fallbacks Protocol in the United States, which became effective in January 2021. Our debt agreements also contain applicable fallback language. We plan to follow these protocols to settle with our counterparties when relevant U.S. Dollar LIBOR rates are no longer available. Similarly, the Canadian Dollar Reference Rate for relevant tenors will no longer be published after June 2024 and will be replaced with an enhanced version of the Canadian Overnight Repo Rate Average (CORRA). We plan to begin entering transaction that reference CORRA no later than June 2023. See “Item 1A, Risk Factors —Fluctuations in interest rates could have an adverse impact on our results of operations, cash flows, and financial condition.”

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2022, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2022.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC applicable to non-accelerated filers.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, Auditor Firm ID: 185.
The following table represents aggregate costs for fees and services provided to us by our independent registered public accounting firm.

	Years ended March 31,
	2022	2021

	(U.S. dollars in thousands)
Audit fees	$6,797	$6,940
Audit-related fees	431	366
Tax fees	—	—
All other fees	—	—
Total	$7,228	$7,306
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

4.5(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.6(6)	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.7	Form of Fixed Rate Medium-Term Note, Series A (7) and Form of Floating Rate Medium-Term Note, Series A (8).
4.8(9)	Description of 2.625% Medium-Term Notes, Series A, due October 14,2022.
4.9(10)	Description of 1.375% Medium-Term Notes, Series A, due November 10,2022.
4.10(11)	Description of 0.550% Medium-Term Notes, Series A, due March 17,2023.
4.11(12)	Description of 0.750% Medium-Term Notes, Series A, due January 17,2024.
4.12(13)	Description of 0.350% Medium-Term Notes, Series A, due August 26,2022.
4.13(14)	Description of 1.950% Medium-Term Notes, Series A, due October 18, 2024.
4.14 (15)	Description of 0.750% Medium-Term Notes, Series A, due November 25, 2026.
4.15 (33)	Description of 0.300% Medium-Term Notes, Series A, due July 27, 2028.
4.16 (33)	Description of 1.500% Medium-Term Notes, Series A, due October 19, 2027.

Exhibit Number	Description
10.1(16)
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

10.2(17)	Amendment, dated as of June 30, 2014, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.3(18)	Second Amendment, dated as of March 13, 2015, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.4(19)	Third Amendment, dated as of March 23, 2016, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.5(20)	Fourth Amendment dated as of March 23, 2017 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.6(21)	Fifth Amendment dated as of March 13, 2018 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.7(22)	Sixth Amendment, dated as of March 12, 2019 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.8(23)	Seventh Amendment, dated as of March 19, 2020 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.9(24)	Eighth Amendment, dated as of March 15, 2021 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.10(25)	Ninth Amendment, dated as of March 21, 2022 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.11(26)
$3,500,000,000 364-Day Credit Agreement, dated February 25, 2022, among American Honda Finance Corporation, as the borrower, the lenders from time to time party thereto, MUFG Bank Ltd., as administrative agent and auction agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, BNP Paribas, Citibank, N.A. and Mizuho Bank, Ltd., as documentation agents and MUFG Bank, Ltd., J.P. Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas Securities Corp, BofA Securities, Inc., Citibank, N.A. and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners.

10.12(27)
$2,100,000,000 Three-Year Credit Agreement, dated February 25, 2022, among American Honda Finance Corporation, as the borrower, the lenders from time to time party thereto, MUFG Bank, Ltd., as administrative agent and auction agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, BNP Paribas, Citibank, N.A. and Mizuho Bank, Ltd., as documentation agents and MUFG Bank, Ltd., J.P. Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas Securities Corp, BofA Securities, Inc., Citibank, N.A. and Mizuho Bank. Ltd., as joint lead arrangers and joint bookrunners.

10.13(28)
$1,400,000,000 Five-Year Credit Agreement, dated February 25, 2022, among American Honda Finance Corporation, as the borrower, the lenders from time to time party thereto, MUFG Bank. Inc., as administrative agent and auction agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, BNP Paribas, Citibank, N.A. and Mizuho Bank, Ltd., as documentation agents and MUFG Bank. Ltd., J.P. Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas Securities Corp, BofA Securities, Inc., Citibank, N.A. and Mizuho Bank. Ltd., as joint lead arrangers and joint bookrunners.

10.14(29)	Keep Well Agreement between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated September 9, 2005.
10.15(30)	Support Compensation Agreement, between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated as of April 1, 2019.
10.16(31)	Keep Well Agreement between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated September 26, 2005.

Exhibit Number	Description
10.17(32)	Support Compensation Agreement, between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated as of April 1, 2019.
23.1(33)	Consent of KPMG LLP
31.1(33)	Certification of Principal Executive Officer
31.2(33)	Certification of Principal Financial Officer
32.1(34)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(34)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(33)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH(33)	XBRL Taxonomy Extension Schema Document
101.CAL(33)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(33)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(33)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(33)	XBRL Taxonomy Extension Definition Linkbase Document
104(33)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
(9)Incorporated herein by reference to Exhibit number 4.9 filed with our annual report on Form 10-K, dated June 21, 2019.
(10)Incorporated herein by reference to Exhibit number 4.10 filed with our annual report on Form 10-K, dated June 21, 2019.
(11)Incorporated herein by reference to Exhibit number 4.11 filed with our annual report on Form 10-K, dated June 21, 2019.
(12)Incorporated herein by reference to Exhibit number 4.12 filed with our annual report on Form 10-K, dated June 21, 2019.
(13)Incorporated herein by reference to Exhibit number 4.13 filed with our annual report on Form 10-K, dated June 21, 2019.
(14)Incorporated herein by reference to Exhibit number 4.15 filed with our annual report on Form 10-K, dated June 22, 2020.
(15)Incorporated herein by reference to Exhibit number 4.16 filed with our annual report on Form 10-K, dated June 24, 2021.
(16)Incorporated herein by reference to the same numbered Exhibit filed with our current report on Form 8-K, dated March 24, 2014.
(17)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated June 30, 2014.
(18)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 13, 2015.
(19)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2016.
(20)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2017.
(21)Incorporated herein by reference to the same numbered Exhibit filed with our annual report on Form 10-K, dated June 21, 2018.
(22)Incorporated herein by reference to the same numbered Exhibit filed with our annual report on Form 10-K, dated June 21, 2019.
(23)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2020.
(24)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 17, 2021.
(25)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 25, 2022.
(26)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated February 25, 2022.
(27)Incorporated herein by reference to Exhibit number 10.2 filed with our current report on Form 8-K, dated February 25, 2022.
(28)Incorporated herein by reference to Exhibit number 10.3 filed with our current report on Form 8-K, dated February 25, 2022.
(29)Incorporated herein by reference to Exhibit 10.1 filed with our registration statement on Form 10, dated June 28, 2013.
(30)Incorporated herein by reference to Exhibit 10.15 filed with our annual report on Form 10-K, dated June 21, 2019.
(31)Incorporated herein by reference to Exhibit 10.3 filed with our registration statement on Form 10, dated June 28, 2013.
(32)Incorporated herein by reference to Exhibit 10.17 filed with our annual report on Form 10-K, dated June 21, 2019.
(33)Filed herewith.
(34)Furnished herewith.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 23, 2022

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda Vice President and Assistant Secretary (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jiro Morisawa	President and Director	June 23, 2022
Jiro Morisawa	(Principal Executive Officer)
/s/ Masahiro Nakamura	Vice President, Treasurer and Director	June 23, 2022
Masahiro Nakamura	(Principal Financial Officer)
/s/ Paul C. Honda	Vice President and Assistant Secretary	June 23, 2022
Paul C. Honda	(Principal Accounting Officer)
/s/ Petar Vucurevic	Vice President and Director	June 23, 2022
Petar Vucurevic
Director
Noriya Kaihara
Director
Eiji Fujimura

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
For the fiscal year ended March 31, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of
American Honda Finance Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Honda Finance Corporation, a wholly owned subsidiary of American Honda Motor Co., Inc., and subsidiaries (the Company) as of March 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended March 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of April 1, 2020 due to the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
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
Allowance for expected credit losses on retail loans
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company’s total allowance for credit losses on retail loans evaluated on a collective basis as of March 31, 2022 was $206 million, of which a substantial portion related to loans in the United States (the collective ACL). Retail loans are grouped into pools with similar risk characteristics such as origination quarter, internal credit grade at origination, product type, and original term. The collective ACL is measured using an econometric regression model that correlates vintage age, credit quality, economic, and other variables to historical vintage-level credit loss performance. Current and forecasted economic conditions are applied in the model to project monthly loss rates in terms of origination dollars and recovery rates in terms of cumulative loss dollars for the remaining contractual life of each vintage. The contractual term is the estimated lifetime of retail loans and is considered to be a reasonable and supportable forecast period of future economic conditions.

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
We identified the assessment of the collective ACL estimate as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology and model, including the selection of the forecasted economic scenario assumption and related macroeconomic variables. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls related to the:
–continued use and appropriateness of the collective ACL methodology and model, including the selection of the forecasted economic scenario assumption and related macroeconomic variables
–analysis of the collective ACL model results as compared to actual loss performance
–re-evaluation of the model used to estimate the collective ACL.

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and experience, who assisted in:
–evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
–assessing the conceptual soundness and performance testing of the model by inspecting model documentation to determine whether the model is consistent with the model methodology and is suitable for its intended use
–evaluating model back-testing results to verify model output is consistent with actual loss performance
–assessing the selection of the forecasted economic scenario assumption and related macroeconomic variables by comparing the scenario to the Company’s business environment and relevant industry practices.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the:
–cumulative results of the audit procedures
–qualitative aspects of the Company’s accounting practices
–potential bias in the accounting estimates.

Estimated early termination losses on operating lease assets
As discussed in Note 1 to the consolidated financial statements, a portion of the Company’s operating leases is expected to terminate prior to their scheduled maturities when lessees default on their contractual obligations. In such circumstances, losses are generally realized upon the disposition of the repossessed operating lease vehicles as a reduction to the carrying value of operating lease assets. The Company’s investment in operating leases, net as of March 31, 2022 was $33,624 million, a substantial portion of which relates to leases in the United States. The estimate of early termination losses on operating lease assets is measured using an econometric regression model that correlates vintage age, credit quality, economic and other variables to historical vintage-level credit loss performance. Current and forecasted economic conditions are applied in the model to project monthly loss rates in terms of origination dollars and recovery rates in terms of cumulative loss dollars for the remaining contractual life of each vintage. A baseline forecast that reflects the most likely economic outcome is the single forecasted economic scenario applied in the model.
We identified the assessment of estimated early termination losses on operating lease assets in the United States as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective methodology and model used to estimate the early termination losses on operating lease assets, including the selection of the forecasted economic scenario assumption and related macroeconomic variables. In addition, auditor judgement was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of estimated early termination losses on operating lease assets in the United States, including controls related to the:
–continued use and appropriateness of the methodology and model used to estimate early termination losses on operating lease assets, including the selection of the forecasted economic scenario assumption and related macroeconomic variables
–analysis of model results as compared to actual loss performance
–re-evaluation of the model used to estimate early termination losses on operating lease assets.

We evaluated the Company’s process to develop the estimated early termination losses on operating lease assets in the United States by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and experience, who assisted in:
–evaluating the Company’s methodology for compliance with U.S. generally accepted accounting principles
–assessing the conceptual soundness and performance testing of the model by inspecting model documentation to determine whether the model is consistent with the model methodology and is suitable for their intended use
–evaluating model back-testing results to verify model output is consistent with actual loss performance
–assessing the selection of the forecasted economic scenario assumption and related macroeconomic variables by comparing the scenario to the Company’s business environment and relevant industry practices.

We also assessed the sufficiency of the audit evidence obtained related to the estimated early terminated losses on operating lease assets in the United States by evaluating the:
–cumulative results of the audit procedures
–qualitative aspects of the Company’s accounting practices
–potential bias in the accounting estimates.

Estimated end of term residual values of leased vehicles
As discussed in Note 1 to the consolidated financial statements, depreciation of leased vehicles on operating leases is calculated on the straight-line method over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. The Company's investment in operating leases, net as of March 31, 2022 was $33,624 million, a substantial portion of which relates to leases in the United States. Estimated end of term residual values of leased vehicles are dependent on the expected market values of leased vehicles at the end of their lease terms and the percentage of leased vehicles expected to be returned by lessees. Factors considered in this evaluation include, among other factors, economic conditions, external market information on new and used vehicles, historical trends, and recent auction values.
We identified the assessment of estimated end of term residual values of leased vehicles in the United States as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgement was involved in the assessment due to measurement uncertainty. Specifically, complex auditor judgment was required to assess the residual value methodology, the model used to estimate the percentage of leased vehicles expected to be returned by the lessee at the end of the lease term, and the expected market values of leased vehicles at the end of the lease term. In addition, auditor judgement was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of end of term residual values of leased vehicles in the United States estimate, including controls related to the:
–development of the residual value methodology, including identification and determination of the expected market values of leased vehicles at the end of the lease term assumption
–continued use and appropriateness of the model used to estimate the percentage of leased vehicles expected to be returned
–evaluation of the percentage of leased vehicles expected to be returned by the lessees as compared to actual vehicles returned
–analysis of the actual gain or loss recorded on the disposition of leased vehicles.

We evaluated the Company’s process to develop the estimated end of term residual values of leased vehicles in the United States by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
–evaluating the Company’s residual value methodology for compliance with U.S. generally accepted accounting principles
–assessing the conceptual soundness and performance testing of the model by inspecting model documentation to determine whether the model is consistent with the model methodology and is suitable for their intended use
–evaluating the Company’s expected market values of leased vehicles at the end of the lease term assumption by comparing it to specific portfolio risk characteristics and trends.

We also assessed the sufficiency of the audit evidence obtained related to the estimated end of term residual values of leased vehicles in the United States by evaluating the:
–cumulative results of the audit procedures
–qualitative aspects of the Company’s accounting practices
–potential bias in the accounting estimates.
/s/ KPMG LLP
We have served as the Company’s auditor since 1989.
Los Angeles, California
June 23, 2022

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	March 31,
	2022	2021
Assets
Cash and cash equivalents	$2,607	$1,870
Finance receivables, net of allowance for credit losses of $211 and $288	37,481	41,433
Investment in operating leases, net	33,624	35,345
Due from Parent and affiliated companies	62	194
Income taxes receivable	—	—
Other assets	1,533	1,042
Derivative instruments	971	918
Total assets	$76,278	$80,802
Liabilities and Equity
Debt	$46,939	$51,927
Due to Parent and affiliated companies	125	106
Income taxes payable	530	205
Deferred income taxes	6,803	7,033
Other liabilities	1,310	1,734
Derivative instruments	1,119	632
Total liabilities	$56,826	$61,637
Commitments and contingencies (Note 9)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of March 31, 2022 and 2021	$1,366	$1,366
Retained earnings	16,901	16,626
Accumulated other comprehensive loss	(38)	(44)
Total shareholder’s equity	18,229	17,948
Noncontrolling interest in subsidiary	1,223	1,217
Total equity	19,452	19,165
Total liabilities and equity	$76,278	$80,802
The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 10 for additional information.

	March 31,
	2022	2021
Finance receivables, net	$9,033	$8,783
Investment in operating leases, net	294	440
Other assets	380	397
Total assets	$9,707	$9,620

Secured debt	$8,887	$8,890
Other liabilities	5	6
Total liabilities	$8,892	$8,896
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions)

	Years ended March 31,
	2022	2021	2020
Revenues:
Retail	$1,599	$1,664	$1,737
Dealer	67	107	222
Operating leases	7,778	7,765	7,749
Total revenues	9,444	9,536	9,708
Leased vehicle expenses	5,630	5,580	5,693
Interest expense	713	893	1,241
Net revenues	3,101	3,063	2,774
Other income	50	64	88
Total net revenues	3,151	3,127	2,862
Expenses:
General and administrative expenses	479	471	498
Provision for credit losses	(22)	(69)	402
Early termination loss on operating leases	16	(156)	331
(Gain)/Loss on derivative instruments	571	(229)	305
(Gain)/Loss on foreign currency revaluation of debt	(470)	430	(107)
Total expenses	574	447	1,429
Income before income taxes	2,577	2,680	1,433
Income tax expense	675	647	424
Net income	1,902	2,033	1,009
Less: Net income attributable to noncontrolling interest	134	121	97
Net income attributable to American Honda Finance Corporation	$1,768	$1,912	$912

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Years ended March 31,
	2022	2021	2020
Net income	$1,902	$2,033	$1,009
Other comprehensive income/(loss):
Foreign currency translation adjustment	11	252	(109)
Comprehensive income	1,913	2,285	900
Less: Comprehensive income attributable to noncontrolling interest	139	242	45
Comprehensive income attributable to American Honda Finance Corporation	$1,774	$2,043	$855
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2019	$17,268	$15,088	$(118)	$1,366	$932
Net income	1,009	912	—	—	97
Other comprehensive loss	(109)	—	(57)	—	(52)
Dividends declared	(605)	(605)	—	—	—
Balance at March 31, 2020	$17,563	$15,395	$(175)	$1,366	$977
Adoption of accounting standard (Note 1)	(75)	(73)	—	—	(2)
Net income	2,033	1,912	—	—	121
Other comprehensive income	252	—	131	—	121
Dividends declared	(608)	(608)	—	—	—
Balance at March 31, 2021	$19,165	$16,626	$(44)	$1,366	$1,217
Net income	1,902	1,768	—	—	134
Other comprehensive income	11	—	6	—	5
Dividends declared	(1,626)	(1,493)	—	—	(133)
Balance at March 31, 2022	$19,452	$16,901	$(38)	$1,366	$1,223
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Years ended March 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$1,902	$2,033	$1,009
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(42)	(85)	97
Provision for credit losses	(22)	(69)	402
Early termination loss on operating leases	16	(156)	331
Depreciation on leased vehicles	5,676	5,669	5,705
Accretion of unearned subsidy income	(1,418)	(1,484)	(1,648)
Amortization of deferred dealer participation and other deferred costs	375	367	367
Gain on disposition of lease vehicles	(197)	(229)	(153)
Deferred income taxes	(232)	427	209
Changes in operating assets and liabilities:
Income taxes receivable/payable	325	103	178
Other assets	(558)	38	(36)
Accrued interest/discounts on debt	15	32	32
Other liabilities	(533)	55	(31)
Due to/from Parent and affiliated companies	149	(66)	34
Net cash provided by operating activities	5,456	6,635	6,496
Cash flows from investing activities:
Finance receivables acquired	(18,162)	(21,778)	(17,221)
Principal collected on finance receivables	20,026	18,526	17,386
Net change in wholesale loans	1,942	1,394	112
Purchase of operating lease vehicles	(15,278)	(16,023)	(17,775)
Disposal of operating lease vehicles	11,746	10,128	10,548
Cash received for unearned subsidy income	1,054	1,333	1,134
Other investing activities, net	(10)	(12)	(6)
Net cash provided by (used in) investing activities	1,318	(6,432)	(5,822)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	26,995	39,628	37,084
Paydown of commercial paper	(30,234)	(39,665)	(37,282)
Proceeds from issuance of short-term debt	350	414	629
Paydown of short-term debt	(440)	(633)	(1,100)
Proceeds from issuance of related party debt	—	1,510	3,004
Paydown of related party debt	—	(2,082)	(3,193)
Proceeds from issuance of medium term notes and other debt	7,087	11,472	8,633
Paydown of medium term notes and other debt	(8,297)	(9,121)	(8,144)
Proceeds from issuance of secured debt	5,984	4,737	6,188
Paydown of secured debt	(6,005)	(5,713)	(5,187)
Dividends paid	(1,493)	(608)	(605)
Net cash (used in) provided by financing activities	(6,053)	(61)	27
Effect of exchange rate changes on cash and cash equivalents	1	23	1
Net increase in cash and cash equivalents	722	165	702
Cash and cash equivalents at beginning of year	2,250	2,085	1,383
Cash and cash equivalents at end of year	$2,972	$2,250	$2,085
Supplemental disclosures of cash flow information:
Interest paid	$535	$718	$1,080
Income taxes paid/(received)	590	209	(69)

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	March 31,
	2022	2021	2020
Cash and cash equivalents	$2,607	$1,870	$1,503
Restricted cash included in other assets (1)	365	380	582
	$2,972	$2,250	2,085
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
Unless otherwise indicated by the context, all references to the “Company” in this report include AHFC and its consolidated subsidiaries (refer Note 1(b) Principles of Consolidation below), and references to “AHFC” refer solely to American Honda Finance Corporation (excluding AHFC’s subsidiaries).
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
(a)Business Risks
The Company’s business is substantially dependent upon the sale of Honda and Acura products. The financing business is also highly competitive. The Company’s competitors and potential competitors include national, regional, and local finance companies and other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, online banks and credit unions. The Company’s future profitability will be largely dependent upon its ability to provide cost-competitive, quality financial products and services to its customers and to the availability and cost of its capital in relation to that of its competitors. The Company’s liquidity is largely dependent on access to credit markets. The Company has been able to meet funding needs through diversified funding sources.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Higher than expected credit losses and lower than anticipated lease residual values due to prolonged periods of negative economic and market conditions can adversely affect the Company’s financial position, results of operations, and related cash flows. The Company manages these risks with purchasing and residual value setting standards, collection efforts, and lease remarketing programs. Refer to Note 1(e) for additional discussion on the allowance for credit losses and Note 1(f) for additional discussion on the determination of lease residual values.
The Company is exposed to market risks, principally interest rate and foreign currency risks, and utilizes derivative instruments to manage those risks. Although the use of derivative instruments mitigates a substantial portion of these risks, not all risk is eliminated. Refer to Note 1(l) for additional discussion on derivative instruments.
(b)Principles of Consolidation
The consolidated financial statements include the accounts of AHFC and its subsidiaries. All subsidiaries are wholly-owned, except for HCFI, which is majority-owned (52.33% as of March 31, 2022 and 2021).
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
Retail loans are evaluated on a collective basis and grouped into pools with similar risk characteristics such as origination quarter, internal credit grade at origination, product type, and original term. The allowance for retail loans is measured using econometric regression models that correlate vintage age, credit quality, economic, and other variables to historical vintage-level credit loss performance. Statistically relevant economic factors such as unemployment rates, bankruptcies, and used vehicle price indexes are applied in the analysis of the economic environment. Current and forecasted economic conditions are applied in the models to project monthly gross loss rates in terms of origination dollars for the remaining contractual life of each vintage. Recoveries are projected as a percentage of the cumulative forecasted loss dollar of each vintage. The contractual term is the estimated lifetime of retail loans and is considered to be a reasonable and supportable forecast period of future economic conditions. Economic forecasts and macroeconomic variables are obtained from a third party economic research firm that extend through the lifetime of retail loans and converge to long-run equilibrium trends. Baseline forecasts that reflect the most likely economic future is the single economic scenario applied in the models. Qualitative adjustments may also be applied if management believes the quantitative models do not reflect the best estimate of lifetime expected credit losses.
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
(f)Investment in Operating Leases and Determination of Lease Residual Values
The investment in operating leases is reported at cost, less accumulated depreciation and impairment losses, and net of unearned origination fees and deferred origination costs. Origination fees include payments received from AHM and HCI for incentive programs (refer to Note 6 regarding these related party transactions). Origination costs include payments made for dealer participation. Operating lease revenue is recognized on a straight-line basis over the lease term. Operating lease revenue includes accretion of origination fees, net of dealer rate participation amortization, which are also recognized on a straight-line basis over the lease term. Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Contractual residual values of lease vehicles are determined at lease inception based on the Company's expectations of used vehicle values at the end of their lease terms. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market based price. Returned lease vehicles that are not purchased by the grounding dealers are sold through online and physical auctions. The Company is exposed to a risk of loss on the disposition of returned lease vehicles if the market values of leased vehicles at the end of their lease terms are less than their contractual residual values. Estimated end of term residual values are dependent on the expected market values of leased vehicles at the end of their lease terms and the percentage of leased vehicles expected to be returned by the lessees. Factors considered in this evaluation include, among other factors, economic conditions, external market information on new and used vehicles, historical trends, and recent auction values. The Company assesses the estimated end of term residual values at minimum on a quarterly basis.
A review for impairment of the Company’s operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Generally, an impairment condition is determined to exist if estimated undiscounted cash flows from the use and eventual disposition of the asset is lower than their carrying value. For the purposes of testing for impairment, operating lease assets are grouped at the lowest level the Company can reasonably estimate cash flows. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values.
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
(g)Vehicles Held for Disposition
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
(h)Vehicle Service Contract Administration
AHFC performed administrative services for vehicle service contracts (VSC) issued by certain subsidiaries of AHM. AHFC received fees for performing the services when the contracts were acquired, which was recognized in other income over the lives of the underlying contracts, proportionate to the anticipated amount of service to be performed. Effective April 1, 2021, the administration of VSCs was transferred to AHM. HCFI performs marketing services for vehicle service contracts issued by HCI. HCFI receives fees as the services are performed, which is recognized in other income.
(i)Securitizations and Variable Interest Entities
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
(j)Income Taxes
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
(k)Foreign Currency Translation
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
(l)Derivative Instruments
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
(m)Recently Adopted Accounting Standards
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Effective April 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of this standard did not have a material impact on the consolidated financial statements.
(n)Recently Issued Accounting Standards
In March 2022, the Financial Accounting Standards Board issued ASU 2022-02, Financial Instruments—Credit Losses (Topic326): Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13 and enhance the disclosure requirements for certain loan refinancings and restructurings when borrowers are experiencing financial difficulty. In addition, the amendments require the disclosure of current-period gross write-offs for financing receivables by year of origination in the vintage disclosures. The Company is currently assessing the impact of this standard on the consolidated financial statements. The Company plans to adopt the new guidance effective April 1, 2023.

Note 2. Finance Receivables
Finance receivables consisted of the following:

	March 31, 2022
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$36,028	$2,066	$38,094
Allowance for credit losses	(206)	(5)	(211)
Deferred dealer participation and other deferred costs	390	—	390
Unearned subsidy income	(792)	—	(792)
Finance receivables, net	$35,420	$2,061	$37,481

	March 31, 2021
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$38,102	$4,085	$42,187
Allowance for credit losses	(280)	(8)	(288)
Deferred dealer participation and other deferred costs	434	—	434
Unearned subsidy income	(900)	—	(900)
Finance receivables, net	$37,356	$4,077	$41,433
Finance receivables include retail loans with a net carrying amount of $9.0 billion and $8.8 billion as of March 31, 2022 and 2021, respectively, which have been transferred to bankruptcy-remote SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 10 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Year ended March 31, 2022
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$280	$8	$288
Provision	(19)	(3)	(22)
Charge-offs	(145)	—	(145)
Recoveries	90	—	90
Effect of translation adjustment	—	—	—
Ending balance	$206	$5	$211

	Year ended March 31, 2021
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$364	$6	$370
Cumulative effective of adopting ASU 2016-13	98	3	101
Beginning balance as of April 1, 2020	462	9	471
Provision	(67)	(2)	(69)
Charge-offs	(232)	(1)	(233)
Recoveries	116	2	118
Effect of translation adjustment	1	—	1
Ending balance	$280	$8	$288

	Year ended March 31, 2020
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$193	$8	$201
Provision	388	14	402
Charge-offs	(317)	(17)	(334)
Recoveries	100	1	101
Effect of translation adjustment	—	—	—
Ending balance	$364	$6	$370
The allowance declined during the fiscal year ended March 31, 2022 reflecting a reduction in expected credit losses due to favorable revisions to forecasted economic factors including forecasted personal bankruptcy rates and better than expected net charge-offs during the period.
There were no modifications to the terms of dealer loan contracts that constituted troubled debt restructurings during the fiscal years ended March 31, 2022, 2021 and 2020. The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the fiscal years ended March 31, 2022, 2021 and 2020. The Company does allow limited payment deferrals on consumer finance receivables. These payment deferrals are not treated as troubled debt restructurings since

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
the deferrals are deemed insignificant and interest continues to accrue during the deferral period. Payment deferrals were granted to certain customers impacted by the COVID-19 pandemic beginning in mid-March 2020 through the end of March 2021. Customers taking advantage of the deferrals were not considered delinquent during such deferral periods and therefore were not reflected in delinquency measures.
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
The following is an aging analysis of past due finance receivables:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
March 31, 2022
Retail loans:
New auto	$194	$50	$11	$255	$29,297	$29,552
Used and certified auto	78	22	5	105	4,615	4,720
Motorcycle and other	13	4	2	19	1,335	1,354
Total retail	285	76	18	379	35,247	35,626
Dealer loans:
Wholesale flooring	—	—	—	—	1,266	1,266
Commercial loans	—	—	—	—	800	800
Total dealer loans	—	—	—	—	2,066	2,066
Total finance receivables	$285	$76	$18	$379	$37,313	$37,692

March 31, 2021
Retail loans:
New auto	$145	$33	$7	$185	$30,715	$30,900
Used and certified auto	50	12	3	65	5,202	5,267
Motorcycle and other	10	3	2	15	1,454	1,469
Total retail	205	48	12	265	37,371	37,636
Dealer loans:
Wholesale flooring	1	—	—	1	3,205	3,206
Commercial loans	—	—	—	—	879	879
Total dealer loans	1	—	—	1	4,084	4,085
Total finance receivables	$206	$48	$12	$266	$41,455	$41,721
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage year
	2022	2021	2020	2019	2018	Prior	Total

March 31, 2022	(U.S. dollars in millions)
Credit grade A	$8,849	$8,065	$3,073	$1,912	$727	$169	$22,795
Credit grade B	2,433	2,010	898	525	271	74	6,211
Credit grade C	1,713	1,409	718	405	228	64	4,537
Credit grade D	451	418	341	188	100	33	1,531
Others	214	153	91	56	25	13	552
Total retail loans	$13,660	$12,055	$5,121	$3,086	$1,351	$353	$35,626

	Retail loans by vintage year
	2021	2020	2019	2018	2017	Prior	Total

March 31, 2021	(U.S. dollars in millions)
Credit grade A	$11,763	$5,384	$3,965	$1,982	$728	$136	$23,958
Credit grade B	2,898	1,508	996	629	255	60	6,346
Credit grade C	2,081	1,245	767	504	206	47	4,850
Credit grade D	628	598	349	212	90	27	1,904
Others	223	153	105	58	32	7	578
Total retail loans	$17,593	$8,888	$6,182	$3,385	$1,311	$277	$37,636

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year
	2022	2021	2020	2019	2018	Prior	Revolving loans	Wholesale Flooring	Total

March 31, 2022	(U.S. dollars in millions)
Group I	$11	$207	$56	$18	$32	$99	$317	$671	$1,411
Group II	6	3	7	17	22	5	—	595	655
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$17	$210	$63	$35	$54	$104	$317	$1,266	$2,066

	Commercial loans by vintage fiscal year
	2021	2020	2019	2018	2017	Prior	Revolving loans	Wholesale Flooring	Total

March 31, 2021	(U.S. dollars in millions)
Group I	$155	$57	$—	$43	$44	$88	$283	$1,491	$2,161
Group II	92	25	40	30	9	13	—	1,715	1,924
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$247	$82	$40	$73	$53	$101	$283	$3,206	$4,085

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	March 31,
	2022	2021

	(U.S. dollars in millions)
Operating lease vehicles	$42,990	$45,153
Accumulated depreciation	(8,529)	(8,726)
Deferred dealer participation and initial direct costs	114	130
Unearned subsidy income	(869)	(1,123)
Estimated early termination losses	(82)	(89)
Investment in operating leases, net	$33,624	$35,345

Operating lease revenue consisted of the following:

	Years ended March 31,
	2022	2021	2020

	(U.S. dollars in millions)
Lease payments	$6,913	$6,808	$6,713
Subsidy income and dealer rate participation, net	798	894	968
Reimbursed lessor costs	67	63	68
Total operating lease revenue, net	$7,778	$7,765	$7,749
Leased vehicle expenses consisted of the following:

	Years ended March 31,
	2022	2021	2020

	(U.S. dollars in millions)
Depreciation expense	$5,676	$5,669	$5,705
Initial direct costs and other lessor costs	151	140	141
Gain on disposition of leased vehicles (1)	(197)	(229)	(153)
Total leased vehicle expenses, net	$5,630	$5,580	$5,693
________________________
(1) Included in the gain on disposition of leased vehicles are end of term charges of $17 million, $54 million, and $73 million for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

Investment in operating leases includes lease assets with a net carrying amount of $294 million and $440 million as of March 31, 2022 and 2021, respectively, which have been transferred to SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These investments in operating leases are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 10 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Contractual operating lease payments due as of March 31, 2022 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Year ending March 31,	(U.S. dollars in millions)
2023	$5,459
2024	3,536
2025	1,170
2026	230
2027	56
Total	$10,451
The Company recognized early termination losses on operating leases of $16 million, a reversal of early termination losses on operating leases of $156 million, and early termination losses on operating leases of $331 million for the fiscal years ended March 31, 2022, 2021 and 2020, respectively. Net realized losses for the fiscal years ended March 31, 2022, 2021 and 2020 totaled $23 million, $72 million, and $129 million, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $2 million, $31 million and $28 million for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.
No impairment losses due to declines in estimated residual values were recognized during the fiscal years ended March 31, 2022 and 2021.
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate		Contractual interest rate ranges
	March 31,		March 31,		March 31,
	2022	2021	2022	2021	2022	2021

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$2,307	$5,542	0.74%	0.31%	0.33 - 1.21%	0.20 - 0.67%
Bank loans	3,108	4,052	1.52%	1.01%	0.94 - 2.01%	0.56 - 1.29%
Private MTN program	—	500	—%	3.80%	— - —%	3.80 - 3.80%
Public MTN program	28,659	28,943	1.53%	1.53%	0.30 - 3.63%	0.33 - 3.63%
Euro MTN programme	25	27	2.23%	2.23%	2.23 - 2.23%	2.23 - 2.23%
Other debt	3,952	3,973	2.20%	2.11%	1.05 - 3.44%	0.53 - 3.44%
Total unsecured debt	38,051	43,037
Secured debt	8,888	8,890	0.93%	1.34%	0.14 - 3.30%	0.12 - 3.30%
Total debt	$46,939	$51,927
As of March 31, 2022, the outstanding principal balance of long-term debt with floating interest rates totaled $5.9 billion, long-term debt with fixed interest rates totaled $37.9 billion, and short-term debt with floating and fixed interest rates totaled $3.1 billion. As of March 31, 2021, the outstanding principal balance of long-term debt with floating interest rates totaled $9.9 billion, long-term debt with fixed interest rates totaled $35.6 billion, and short-term debt with floating and fixed interest rates totaled $6.4 billion.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company’s secured debt is amortizing, and unsecured debt is non-amortizing. Scheduled and projected maturities of the Company’s debt at March 31, 2022 are summarized below:

	2023	2024	2025	2026	2027	Thereafter	Total

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$2,309	$—	$—	$—	$—	$—	$2,309
Bank loans	1,770	200	480	—	660	—	3,110
Public MTN program	7,878	7,203	5,357	1,500	2,407	4,380	28,725
Euro MTN programme	25	—	—	—	—	—	25
Other debt	1,119	640	600	799	320	480	3,958
Total unsecured debt	13,101	8,043	6,437	2,299	3,387	4,860	38,127
Secured debt (1)	4,881	2,666	1,207	147	—	—	8,901
Total debt (2)	$17,982	$10,709	$7,644	$2,446	$3,387	$4,860	$47,028
Unamortized discounts/fees							(89)
Total debt, net							$46,939
________________________
(1)Projected repayment schedule of secured debt. Reflects payment performance assumptions on underlying assets.
(2)Principal amounts.
Commercial Paper
As of March 31, 2022 and 2021, the Company had commercial paper programs that provide the Company with available funds of up to $9.0 billion, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $4.9 billion and $5.3 billion during the fiscal year ended March 31, 2022 and 2021, respectively. The maximum balance outstanding at any month-end was $6.7 billion and $6.8 billion during the fiscal year ended March 31, 2022 and 2021, respectively.
Bank Loans
Outstanding bank loans at March 31, 2022 and 2021 were either short-term or long-term, with floating or fixed interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of March 31, 2022 and 2021 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.
Medium Term Note (MTN) Programs
Private MTN Program
AHFC no longer issues MTNs under its Rule 144A Private MTN Program. The last remaining note under the Private MTN Program matured on September 20, 2021.
Public MTN Program
In August 2019, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Public MTN program as of March 31, 2022 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program as of March 31, 2022. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of March 31, 2022 and 2021 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of March 31, 2022 and 2021 were long-term and short-term, with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans and operating leases. Refer to Note 10 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 24, 2023, a $2.1 billion credit agreement, which expires on February 25, 2025, and a $1.4 billion credit agreement, which expires on February 25, 2027. As of March 31, 2022, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.6 billion syndicated bank credit facility that includes a $800 million credit agreement, which expires on March 25, 2023 and a $800 million credit agreement, which expires on March 25, 2027. As of March 31, 2022, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the respective expiration date of each tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of March 31, 2022, no amounts were drawn upon under these agreements. These agreements expire on September 21, 2022. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

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

	March 31,
	2022			2021
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$61,941	$931	$683	$64,088	$545	$586
Cross currency swaps	7,920	40	436	6,303	373	46
Gross derivative assets/liabilities		971	1,119		918	632
Collateral posted/held		5	28		37	5
Counterparty netting adjustment		(804)	(804)		(591)	(591)
Net derivative assets/liabilities		$172	$343		$364	$46
The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Years ended March 31,
	2022	2021	2020

	(U.S. dollars in millions)
Interest rate swaps	$140	$(148)	$(127)
Cross currency swaps	(711)	377	(178)
Total gain/(loss) on derivative instruments	$(571)	$229	$(305)

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Years ended March 31,
Income Statement	2022	2021	2020

	(U.S. dollars in millions)
Revenue:
Subsidy income	$1,410	$1,476	$1,639
Interest expense:
Related party debt	—	2	14
Other income, net:
VSC administration fees	3	106	109
Support Service Fee	—	(45)	(36)
General and administrative expenses:
Support Compensation Agreement fees	76	72	68
Benefit plan expenses	8	9	10
Shared services	72	69	70
Lease expense	4	2	—

	March 31,
Balance Sheet	2022	2021

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(783)	$(891)
Investment in operating leases, net:
Unearned subsidy income	(867)	(1,120)
Due from Parent and affiliated companies	62	194
Liabilities:
Due to Parent and affiliated companies	125	106
Other liabilities:
Accrued interest expense	—	—
Unearned VSC administrative fees	—	333
Accrued benefit expenses	63	60
Dividend Payable	133	—
Operating lease liabilities	15	17
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Debt programs supported by the Keep Well Agreements consist of the Company’s commercial paper programs, Public MTN Program, Euro MTN Programme, and HCFI’s private placement debt and loans, if any, under AHFC's syndicated bank credit facilities. In connection with the above agreements, AHFC and HCFI have entered into separate Support Compensation Agreements, where each has agreed to pay HMC a quarterly fee based on the amount of outstanding debt that benefit from the Keep Well Agreements. Support Compensation Agreement fees are recognized in general and administrative expenses.
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
Related Party Debt
HCFI no longer issues short-term notes to HCI to fund HCFI’s general corporate operations and had paid the remaining balance as of March 31, 2021. Interest rates were based on prevailing rates of debt with comparable terms.
Vehicle Service Contract (VSC) Administration
AHFC performed administrative services for VSCs issued by certain subsidiaries of AHM. AHFC’s performance obligations for the services were satisfied over the term of the underlying contracts and revenue was recognized proportionate to the anticipated amount of services to be performed. Contract terms ranged between two and nine years with the majority of contracts having had original terms between four and eight years. The majority of the administrative service revenue was recognized during the latter years of the underlying contracts as this is the period in which the majority of VSC claims were processed. AHFC received fees for performing the administrative services when the contracts were acquired. Effective April 1, 2021, the administration of VSCs was transferred to AHM.
Unearned VSC administration fees represented AHFC’s contract liabilities and were included in other liabilities (Note 12). VSC administration income was recognized in other income, net (Note 13). HCFI receives fees for marketing VSCs issued by HCI. These fees are also recognized in other income, net. Refer to Note 1(h) for additional information.
AHFC paid fees to AHM for services provided in support of AHFC’s performance of VSC administrative services. The support fees were recognized as an expense within other income, net (Note 13).
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
Income taxes
The Company’s U.S. income taxes are recognized on a modified separate return basis pursuant to an intercompany income tax allocation agreement with AHM. Income tax related items are not included in the tables above. Refer to Notes 1(j) and 7 for additional information.
Other
AHM periodically sponsors programs that allow lessees to terminate their lease contracts prior to the contractual maturity date. AHM compensates the Company for rental payments that were waived under these programs. During the fiscal years ended March 31, 2022 and 2021, the Company recognized less than $1 million and $8 million, respectively, under these programs which were reflected as proceeds on the disposition of the returned lease vehicles.
The majority of the amounts due from the Parent and affiliated companies at March 31, 2022 and 2021 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at March 31, 2022 and 2021 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
AHFC leases its premises from its parent, AHM.
AHFC declared and paid semi-annual cash dividends to its parent, AHM, of $491 million and $1.0 billion during the fiscal year ended March 31, 2022, $143 million and $465 million during the fiscal year ended March 31, 2021, and $292 million and $313 million during the fiscal year ended March 31, 2020.
HCFI declared cash dividends to AHFC and HCI on March 22, 2022 of $146 million and $133 million which were paid on April 21, 2022.

Note 7. Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act primarily provided for a reduction of the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018.
The Company has elected not to record deferred taxes for a Global Intangible Low-Taxed Income (GILTI) related book-tax differences and will treat taxes due on further U.S. inclusions in taxable income related to GILTI as a current period expense when incurred.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company’s consolidated income tax expense/(benefit) was computed on a modified separate return basis pursuant to the intercompany tax allocation agreement with the Parent and consisted of the following:

	Current	Deferred	Total

	(U.S. dollars in millions)
Year ended March 31, 2022
Federal	$643	$(205)	$438
State and local	220	(84)	136
Foreign	44	57	101
Total	$907	$(232)	$675
Year ended March 31, 2021
Federal	$36	$378	$414
State and local	146	(5)	141
Foreign	38	54	92
Total	$220	$427	$647
Year ended March 31, 2020
Federal	$(46)	$333	$287
State and local	231	(166)	65
Foreign	30	42	72
Total	$215	$209	$424
For the fiscal year ended March 31, 2022, the allocation of federal current and deferred tax expense reflects the impact of the microchip shortage and the elimination of like-kind exchange for personal property under the Tax Act on reversing taxable temporary differences related to lease acquisitions. For the fiscal years ended March 31, 2021 and 2020, the allocation of federal current and deferred tax expense reflects primarily the impact of accelerated federal tax depreciation offset by the elimination of like-kind exchange for personal property due to the Tax Act.
Income tax expense differs from the expected income taxes by applying the statutory federal corporate rate of 21% to income before income taxes as follows:

	Years ended March 31,
	2022	2021	2020

	(U.S. dollars in millions)
Computed “expected” income taxes	$541	$563	$301
Foreign tax rate differential	21	19	14
State and local income taxes, net of federal income tax benefit	111	112	62
Change in estimated state tax rate, net of federal income tax benefit	(15)	(6)	(16)
Change in unrecognized tax benefit	5	(47)	64
Other	12	6	(1)
Income tax expense	$675	$647	$424

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31,
	2022	2021

	(U.S. dollars in millions)
Deferred tax assets:
State income tax	$151	$163
Receivable allowance	85	111
Accrued postretirement	13	12
State loss carryforwards	33	36
Income tax credits	—	80
Derivatives	1	—
Other assets	66	67
Total gross deferred tax assets	349	469
Less valuation allowance	—	—
Net deferred tax assets	349	469
Deferred tax liabilities:
HCFI leases	522	466
AHFC leases	6,563	6,950
Other	67	86
Total gross deferred tax liabilities	7,152	7,502
Net deferred tax liabilities	$6,803	$7,033
The decrease in the net deferred tax liability is mainly due to the impact of the microchip shortage and the elimination of like-kind exchange for personal property under the Tax Act on reversing taxable temporary differences related to lease acquisitions. The effect of translating HCFI’s net deferred tax liabilities to U.S. dollars upon consolidation resulted in an increase of $2 million, an increase of $41 million, and a decrease of $19 million during the fiscal years ended March 31, 2022, 2021, and 2020, respectively. The translation adjustments have been recognized as a component of other comprehensive income.
Exception to Recognition of Deferred Tax Liabilities
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI, which are intended to be indefinitely reinvested outside the United States. At March 31, 2022, $1.1 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of March 31, 2022 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $59 million, inclusive of currency translation adjustments.
Tax Attributes
Included in the Company’s deferred tax assets are net operating loss (NOL) carryforwards with tax benefits resulting from operating losses incurred in various states in which the Company files tax returns in the amounts of $33 million, $36 million, and $48 million at March 31, 2022, 2021, and 2020, respectively. The expiration, if applicable, of these NOL carryforwards varies based on the statutes of each of the applicable states through March 31, 2040.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended March 31,
	2022	2021	2020

	(U.S. dollars in millions)
Balance, beginning of year	$95	$169	$86
Additions for current year tax positions	—	—	—
Additions for prior year tax positions	—	—	98
Reductions for prior year tax positions	(14)	(21)	(15)
Settlements	—	(4)	—
Reductions related to a lapse in the statute of limitations	—	(49)	—
Foreign currency translation	—	—	—
Balance, end of year	$81	$95	$169
Included in the balance of unrecognized tax benefits at March 31, 2022, 2021 and 2020 are $80 million, $94 million and $166 million, net of the federal benefit of state taxes, respectively, the recognition of which would affect the Company’s effective tax rate in future periods. Although it is reasonably possible that the total amounts of unrecognized tax benefits could change within the next twelve months, the Company does not believe such change would be significant. As a result of the above unrecognized tax benefits and various favorable uncertain positions, the Company has recorded a net liability for uncertain tax positions, inclusive of interest and penalties of $94 million and $103 million as of March 31, 2022 and 2021, respectively (Note 12).
The Company recognizes income tax-related interest income, interest expense and penalties as a component of income tax expense. The Company recognized interest expense of $4 million during the fiscal year ended March 31, 2022, and interest income of $20 million and interest expense of $25 million during the fiscal years ended March 31, 2021 and 2020, respectively. As of March 31, 2022, 2021 and 2020, the Company’s consolidated balance sheets reflect accrued interest payable of $20 million, $16 million, and $36 million, respectively.
As of March 31, 2022, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2021, and returns filed for the taxable years ended March 31, 2008 through 2021 in various U.S. states. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2015 through 2021 federally, and returns filed for the taxable years ended March 31, 2008 through 2021, except for 2011 through 2014, provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 8. Benefit Plans
The Company participates in certain retirement and other postretirement benefit plans sponsored by AHM and HCI (collectively referred to as the Sponsors).
The Company participates in defined benefit retirement plans (the Pension Plans) maintained by the Sponsors. The names of the Pension Plans maintained by AHM are the Honda Retirement Plan and the Honda Pension Equalization Plan. The name of the Pension Plan maintained by HCI is the Pension Plan for Associates of Honda Canada Inc. Employees who commenced service after September 3, 2013 are not eligible to participate in the Pension Plans maintained by AHM. Under the amendments to the Pension Plan maintained by HCI, employees who commenced service after January 1, 2014 are not eligible to participate in HCI's Pension Plan. The Company pays for its share of the Pension Plan costs allocated by the Sponsors. The Pension Plans’ expense, included in general and administrative expenses, was $5 million for the fiscal year ended March 31, 2022, $21 million for the fiscal year ended March 31, 2021 and $6 million for the fiscal year ended March 31, 2020.
The Company participates in defined contribution savings plans (the Savings Plans) maintained by the Sponsors. Participants in these plans make contributions subject to Internal Revenue Service or Canada Revenue Agency limits. General and administrative expenses include the Company's portion of contributions to the Savings Plans of $8 million for the fiscal years ended March 31, 2022, 2021, and 2020.
The Company participates in other postretirement plans maintained by the Sponsors primarily to provide certain healthcare benefits for retired employees. Substantially all employees become eligible for these benefits if they have met certain age and service requirements at retirement. The Company's expense for the postretirement plans included in the general and administrative expenses was $3 million for the fiscal year ended March 31, 2022, a benefit for the postretirement plans of $12 million for the fiscal year ended March 31, 2021 and an expense of $4 million for the fiscal years ended March 31, 2020.

Note 9. Commitments and Contingencies
Operating Leases
The Company leases certain premises and equipment through operating leases. AHFC leases its premises and equipment from AHM and third parties and HCFI leases its premises from HCI.
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
In November 2020, the Company finalized plans to consolidate its nine regional offices in the United States into three service centers located in California, Texas, and Georgia. The consolidation is taking place in stages. As of March 31, 2022, the Company has a total of six remaining offices and expects to complete the consolidation into three service centers in the spring of 2023.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At March 31, 2022, maturities of operating lease liabilities were as follows:

Year ending March 31:	(U.S. dollars in millions)
2023	$10
2024	8
2025	7
2026	8
2027	8
Thereafter	24
Total undiscounted future lease obligations	65
Less: imputed interest	(8)
Operating lease liabilities	$57
Lease expense under operating leases was $11 million for the fiscal year ended March 31, 2022, and $10 million for both the fiscal years ended March 31, 2021 and 2020. Rent expense is included within general and administrative expenses.
As of March 31, 2022, the weighted average remaining lease term for operating leases was 7.9 years and the weighted average remaining discount rate for operating leases was 2.88%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $680 million as of March 31, 2022. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $5 million as of March 31, 2022.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
During the fiscal years ended March 31, 2022 and 2021, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $6.0 billion and $4.8 billion, respectively. The notes were secured by assets with an initial balance of $6.5 billion and $5.1 billion, for the fiscal years ended March 31, 2022 and 2021, respectively.
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

	March 31, 2022
	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,033	$364	$14	$8,682	$3
Operating lease securitizations	294	1	1	205	2
Total	$9,327	$365	$15	$8,887	$5

	March 31, 2021
	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$8,783	$378	$16	$8,540	$4
Operating lease securitizations	440	2	1	350	2
Total	$9,223	$380	$17	$8,890	$6
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 11).

In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of March 31, 2022 and 2021, AHFC and HCFI had combined cash collections of $529 million and $581 million, respectively, which were required to be remitted to the SPEs.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 11. Other Assets
Other assets consisted of the following:

	March 31,
	2022	2021

	(U.S. dollars in millions)
Interest receivable and other assets	$82	$92
Vehicles held for disposition	51	94
Other receivables	93	194
Deferred expense	3	93
Software, net of accumulated amortization of $173 and $168 as of March 31, 2022, and 2021, respectively	22	24
Property and equipment, net of accumulated depreciation of $16 and $19 as of March 31, 2022, and 2021, respectively	5	3
Restricted cash	365	380
Operating lease assets	51	62
Like-kind exchange assets	851	89
Other miscellaneous assets	10	11
Total	$1,533	$1,042
Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $9 million for the fiscal year ended March 31, 2022, and $11 million for both the fiscal years ended March 31, 2021, and 2020.

Note 12. Other Liabilities
Other liabilities consisted of the following:

	March 31,
	2022	2021

	(U.S. dollars in millions)
Dealer payables	$99	$175
Accrued interest expense	136	138
Accounts payable and accrued expenses	368	484
Lease security deposits	72	81
Unearned VSC administrative fees (Note 6)	—	333
Unearned income, operating leases	317	340
Operating lease liabilities	57	65
Uncertain tax positions	94	103
Dividend payable	133	—
Other liabilities	34	15
Total	$1,310	$1,734

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 13. Other Income, net
Other income consisted of the following:

	Years ended March 31,
	2022	2021	2020

	(U.S. dollars in millions)
VSC administration (Note 6)	$3	$106	$109
Other, net	47	(42)	(21)
Total	$50	$64	$88

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
Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$931	$—	$931
Cross currency swaps	—	40	—	40
Total assets	$—	$971	$—	$971
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$683	$—	$683
Cross currency swaps	—	436	—	436
Total liabilities	$—	$1,119	$—	$1,119

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	March 31, 2021
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$545	$—	$545
Cross currency swaps	—	373	—	373
Total assets	$—	$918	$—	$918
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$586	$—	586
Cross currency swaps	—	46	—	46
Total liabilities	$—	$632	$—	$632
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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the fiscal years ended March 31, 2022 and 2021. Refer to Notes 1(l) and 5 for additional information on derivative instruments.
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
March 31, 2022
Vehicles held for disposition	$—	$—	$26	$26	$5
March 31, 2021
Vehicles held for disposition	$—	$—	$50	$50	$13
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

	March 31, 2022
		Fair value
	Carrying value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$2,607	$2,607	$—	$—	$2,607
Dealer loans, net	2,061	—	—	1,859	1,859
Retail loans, net	35,420	—	—	35,161	35,161
Restricted cash	365	365	—	—	365

Liabilities:
Commercial paper	$2,307	$—	$2,306	$—	$2,306
Bank loans	3,108	—	3,110	—	3,110
Medium term note programs	28,684	—	28,055	—	28,055
Other debt	3,952	—	3,828	—	3,828
Secured debt	8,888	—	8,762	—	8,762

	March 31, 2021
		Fair value
	Carrying value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Cash and cash equivalents	$1,870	$1,870	$—	$—	$1,870
Dealer loans, net	4,077	—	—	3,936	3,936
Retail loans, net	37,356	—	—	38,284	38,284
Restricted cash	380	380	—	—	380

Liabilities:
Commercial paper	$5,542	$—	$5,543	$—	$5,543
Bank loans	4,052	—	4,085	—	4,085
Medium term note programs	29,470	—	30,069	—	30,069
Other debt	3,973	—	4,066	—	4,066
Secured debt	8,890	—	8,968	—	8,968
Fair value information presented in the tables above is based on information available at March 31, 2022 and 2021. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the Company’s reportable segments for the fiscal years ended or at March 31 is summarized in the following tables:

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2022
Revenues:
Retail	$1,414	$185	$—	$1,599
Dealer	58	9	—	67
Operating leases	6,489	1,289	—	7,778
Total revenues	7,961	1,483	—	9,444
Leased vehicle expenses	4,655	975	—	5,630
Interest expense	604	109	—	713
Realized (gains)/losses on derivatives and foreign currency denominated debt	121	22	(143)	—
Net revenues	2,581	377	143	3,101
Other income	36	14	—	50
Total net revenues	2,617	391	143	3,151
Expenses:
General and administrative expenses	423	56	—	479
Provision for credit losses	(22)	—	—	(22)
Early termination loss on operating leases	16	—	—	16
Loss on derivative instruments	—	—	571	571
Gain on foreign currency revaluation of debt	—	—	(470)	(470)
Income before income taxes	$2,200	$335	$42	$2,577

March 31, 2022
Finance receivables, net	$33,320	$4,161	$—	$37,481
Investment in operating leases, net	28,691	4,933	—	33,624
Total assets	66,877	9,401	—	76,278

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2021
Revenues:
Retail	$1,474	$190	$—	$1,664
Dealer	94	13	—	107
Operating leases	6,437	1,328	—	7,765
Total revenues	8,005	1,531	—	9,536
Leased vehicle expenses	4,576	1,004	—	5,580
Interest expense	772	121	—	893
Realized (gains)/losses on derivatives and foreign currency denominated debt	247	39	(286)	—
Net revenues	2,410	367	286	3,063
Other income	51	13	—	64
Total net revenues	2,461	380	286	3,127
Expenses:
General and administrative expenses	418	53	—	471
Provision for credit losses	(65)	(4)	—	(69)
Early termination loss on operating leases	(157)	1	—	(156)
Gain on derivative instruments	—	—	(229)	(229)
Loss on foreign currency revaluation of debt	—	—	430	430
Income before income taxes	$2,265	$330	$85	$2,680

March 31, 2021
Finance receivables, net	$36,905	$4,528	$—	$41,433
Investment in operating leases, net	30,036	5,309	—	35,345
Total assets	70,590	10,212	—	80,802

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2020
Revenues:
Retail	$1,533	$204	$—	$1,737
Dealer	198	24	—	222
Operating leases	6,402	1,347	—	7,749
Total revenues	8,133	1,575	—	9,708
Leased vehicle expenses	4,667	1,026	—	5,693
Interest expense	1,063	178	—	1,241
Realized (gains)/losses on derivatives and foreign currency denominated debt	106	(4)	(102)	—
Net revenues	2,297	375	102	2,774
Other income	77	11	—	88
Total net revenues	2,374	386	102	2,862
Expenses:
General and administrative expenses	439	59	—	498
Provision for credit losses	393	9	—	402
Early termination loss on operating leases	327	4	—	331
Loss on derivative instruments	—	—	305	305
Gain on foreign currency revaluation of debt	—	—	(107)	(107)
Income before income taxes	$1,215	$314	$(96)	$1,433

March 31, 2020
Finance receivables, net	$35,381	$4,173	$—	$39,554
Investment in operating leases, net	28,809	5,034	—	33,843
Total assets	67,566	9,690	—	77,256