Form 10-Q
period 2022-06-30
AMERICAN HONDA FINANCE CORP
filed 2022-08-11
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of July 31, 2022, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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
For the quarter ended June 30, 2022

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
•changes in economic and general business conditions, both domestically and internationally, including inflationary pressures, increases in interest rates and changes in international trade policy;
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
Additional information regarding these and other risks and uncertainties to which our business is subject to is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the Securities and Exchange Commission on June 23, 2022. Readers of this Quarterly Report should review the information contained in that report, and in any subsequent reports that we file with the Securities and Exchange Commission as such risks and uncertainties may be amended, supplemented or superseded from time to time. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share amounts)

	June 30, 2022	March 31, 2022
Assets
Cash and cash equivalents	$2,594	$2,607
Finance receivables, net of allowance for credit losses of $217 and $211	35,977	37,481
Investment in operating leases, net	31,661	33,624
Due from Parent and affiliated companies	47	62
Income taxes receivable	2	—
Other assets	1,371	1,533
Derivative instruments	1,129	971
Total assets	$72,781	$76,278
Liabilities and Equity
Debt	$42,700	$46,939
Due to Parent and affiliated companies	89	125
Income taxes payable	840	530
Deferred income taxes	6,570	6,803
Other liabilities	1,142	1,310
Derivative instruments	1,748	1,119
Total liabilities	53,089	56,826
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of June 30, 2022 and March 31, 2022	1,366	1,366
Retained earnings	17,186	16,901
Accumulated other comprehensive loss	(76)	(38)
Total shareholder’s equity	18,476	18,229
Noncontrolling interest in subsidiary	1,216	1,223
Total equity	19,692	19,452
Total liabilities and equity	$72,781	$76,278

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	June 30, 2022	March 31, 2022
Finance receivables, net	$7,693	$9,033
Investment in operating leases, net	252	294
Other assets	317	380
Total assets	$8,262	$9,707
Secured debt	$7,488	$8,888
Other liabilities	5	5
Total liabilities	$7,493	$8,893

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2022	2021
Revenues:
Retail	$362	$417
Dealer	17	21
Operating leases	1,768	2,012
Total revenues	2,147	2,450
Leased vehicle expenses	1,314	1,412
Interest expense	181	190
Net revenues	652	848
Other income, net	14	9
Total net revenues	666	857
Expenses:
General and administrative expenses	119	120
Provision for credit losses	21	(32)
Early termination loss on operating leases	(1)	(7)
(Gain)/Loss on derivative instruments	525	(101)
(Gain)/Loss on foreign currency revaluation of debt	(428)	56
Total expenses	236	36
Income before income taxes	430	821
Income tax expense	117	217
Net income	313	604
Less: Net income attributable to noncontrolling interest	28	38
Net income attributable to American Honda Finance Corporation	$285	$566

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2022	2021
Net income	$313	$604
Other comprehensive income:
Foreign currency translation adjustment	(73)	32
Comprehensive income	240	636
Less: Comprehensive (loss)/income attributable to noncontrolling interest	(7)	53
Comprehensive income attributable to American Honda Finance Corporation	$247	$583

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2021	$19,165	$16,626	$(44)	$1,366	$1,217
Net income	604	566	—	—	38
Other comprehensive income	32	—	17	—	15
Balance at June 30, 2021	$19,801	$17,192	$(27)	$1,366	$1,270

Balance at March 31, 2022	$19,452	$16,901	$(38)	$1,366	$1,223
Net income	313	285	—	—	28
Other comprehensive loss	(73)	—	(38)	—	(35)
Balance at June 30, 2022	$19,692	$17,186	$(76)	$1,366	$1,216

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$313	$604
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	98	(96)
Provision for credit losses	21	(32)
Early termination loss on operating leases	(1)	(7)
Depreciation on leased vehicles	1,315	1,458
Accretion of unearned subsidy income	(291)	(392)
Amortization of deferred dealer participation and other deferred costs	83	97
Gain on disposition of leased vehicles	(33)	(80)
Deferred income taxes	(219)	75
Changes in operating assets and liabilities:
Income taxes receivable/payable	307	112
Other assets	94	133
Accrued interest/discounts on debt	13	2
Other liabilities	(72)	(395)
Due to/from Parent and affiliated companies	(21)	(10)
Net cash provided by operating activities	1,607	1,469
Cash flows from investing activities:
Finance receivables acquired	(3,327)	(6,744)
Principal collected on finance receivables	4,552	5,323
Net change in wholesale loans	153	1,382
Purchase of operating lease vehicles	(2,174)	(5,793)
Disposal of operating lease vehicles	2,793	3,540
Cash received for unearned subsidy income	118	499
Other investing activities, net	(1)	(3)
Net cash provided by/(used in) investing activities	2,114	(1,796)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2022	2021
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$5,200	$10,083
Paydown of commercial paper	(4,433)	(9,044)
Paydown of short-term debt	—	(240)
Proceeds from issuance of medium-term notes and other debt	197	400
Paydown of medium-term notes and other debt	(3,233)	(1,082)
Proceeds from issuance of secured debt	—	1,496
Paydown of secured debt	(1,392)	(1,571)
Dividends paid	(132)	—
Net cash (used in)/provided by financing activities	(3,793)	42
Effect of exchange rate changes on cash and cash equivalents	(2)	3
Net decrease in cash and cash equivalents	(74)	(282)
Cash and cash equivalents and restricted cash at beginning of period	2,972	2,250
Cash and cash equivalents and restricted cash at end of period	$2,898	$1,968
Supplemental disclosures of cash flow information:
Interest paid	$119	$138
Income taxes paid	$30	$33

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	June 30,
	2022	2021
Cash and cash equivalents	$2,594	$1,608
Restricted cash included in other assets (1)	304	360
Total	$2,898	$1,968
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

Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations, cash flows, and financial condition for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year or for any other interim period. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements, significant accounting policies, and the other notes to the consolidated financial statements for the fiscal year ended March 31, 2022 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on June 23, 2022. All significant intercompany balances and transactions have been eliminated upon consolidation.

Recently Issued Accounting Standard
In March 2022, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2022-02, Financial Instruments—Credit Losses (Topic326): Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13 and enhance the disclosure requirements for certain loan refinancings and restructurings when borrowers are experiencing financial difficulty. In addition, the amendments require the disclosure of current-period gross write-offs for financing receivables by year of origination in the vintage disclosures. The Company is currently assessing the impact of this standard on the consolidated financial statements. The Company plans to adopt the new guidance effective April 1, 2023.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	June 30, 2022
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$34,554	$1,960	$36,514
Allowance for credit losses	(212)	(5)	(217)
Deferred dealer participation and other deferred costs	389	—	389
Unearned subsidy income	(709)	—	(709)
Finance receivables, net	$34,022	$1,955	$35,977

	March 31, 2022
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$36,028	$2,066	$38,094
Allowance for credit losses	(206)	(5)	(211)
Deferred dealer participation and other deferred costs	390	—	390
Unearned subsidy income	(792)	—	(792)
Finance receivables, net	$35,420	$2,061	$37,481

Finance receivables include retail loans with a net carrying amount of $7.7 billion and $9.0 billion as of June 30, 2022 and March 31, 2022, respectively, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three months ended June 30, 2022
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of April 1, 2022	$206	$5	$211
Provision	21	—	21
Charge-offs	(37)	—	(37)
Recoveries	22	—	22
Ending balance as of June 30, 2022	$212	$5	$217

	Three months ended June 30, 2021
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of April 1, 2021	$280	$8	$288
Provision	(32)	—	(32)
Charge-offs	(29)	—	(29)
Recoveries	28	—	28
Ending balance as of June 30, 2021	$247	$8	$255

The allowance increased during the three months ended June 30, 2022 reflecting an increase in expected credit losses due to higher delinquencies on retail loans during the period.
There were no modifications to the terms of dealer loan contracts that constituted troubled debt restructurings during the three months ended June 30, 2022 and 2021. The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three months ended June 30, 2022 and 2021. The Company does allow limited payment deferrals on consumer finance receivables. These payment deferrals are not treated as troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
June 30, 2022
Retail loans:
New auto	$203	$62	$12	$277	$27,833	$28,110
Used and certified auto	88	29	6	123	4,645	4,768
Motorcycle and other	13	5	2	20	1,336	1,356
Total retail loans	304	96	20	420	33,814	34,234
Dealer loans:
Wholesale flooring	—	—	—	—	1,108	1,108
Commercial loans	—	—	—	—	852	852
Total dealer loans	—	—	—	—	1,960	1,960
Total finance receivables	$304	$96	$20	$420	$35,774	$36,194

March 31, 2022
Retail loans:
New auto	$194	$50	$11	$255	$29,297	$29,552
Used and certified auto	78	22	5	105	4,615	4,720
Motorcycle and other	13	4	2	19	1,335	1,354
Total retail loans	285	76	18	379	35,247	35,626
Dealer loans:
Wholesale flooring	—	—	—	—	1,266	1,266
Commercial loans	—	—	—	—	800	800
Total dealer loans	—	—	—	—	2,066	2,066
Total finance receivables	$285	$76	$18	$379	$37,313	$37,692

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2023	2022	2021	2020	2019	Prior	Total

	(U.S. dollars in millions)
June 30, 2022
Credit grade A	$1,665	$8,032	$7,262	$2,619	$1,545	$620	$21,743
Credit grade B	618	2,223	1,807	781	437	252	6,118
Credit grade C	408	1,567	1,255	623	340	219	4,412
Credit grade D	91	408	370	294	160	101	1,424
Others	51	197	137	79	44	29	537
Total retail loans	$2,833	$12,427	$10,831	$4,396	$2,526	$1,221	$34,234

	Retail loans by vintage fiscal year

	2022	2021	2020	2019	2018	Prior	Total

	(U.S. dollars in millions)
March 31, 2022
Credit grade A	$8,849	$8,065	$3,073	$1,912	$727	$169	$22,795
Credit grade B	2,433	2,010	898	525	271	74	6,211
Credit grade C	1,713	1,409	718	405	228	64	4,537
Credit grade D	451	418	341	188	100	33	1,531
Others	214	153	91	56	25	13	552
Total retail loans	$13,660	$12,055	$5,121	$3,086	$1,351	$353	$35,626
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2023	2022	2021	2020	2019	Prior	Revolving loans	Wholesale Flooring	Total
	(U.S. dollars in millions)
June 30, 2022
Group I	$50	$11	$172	$50	$26	$113	$353	$597	$1,372
Group II	—	6	29	12	7	23	—	511	588
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$50	$17	$201	$62	$33	$136	$353	$1,108	$1,960

	Commercial loans by vintage fiscal year

	2022	2021	2020	2019	2018	Prior	Revolving loans	Wholesale Flooring	Total
	(U.S. dollars in millions)
March 31, 2022
Group I	$11	$207	$56	$18	$32	$99	$317	$671	$1,411
Group II	6	3	7	17	22	5	—	595	655
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$17	$210	$63	$35	$54	$104	$317	$1,266	$2,066

Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	June 30, 2022	March 31, 2022

	(U.S. dollars in millions)
Operating lease vehicles	$40,783	$42,990
Accumulated depreciation	(8,377)	(8,529)
Deferred dealer participation and initial direct costs	104	114
Unearned subsidy income	(769)	(869)
Estimated early termination losses	(80)	(82)
Investment in operating leases, net	$31,661	$33,624

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Operating lease revenue consisted of the following:

	Three months ended June 30,
	2022	2021

	(U.S. dollars in millions)
Lease payments	$1,597	$1,769
Subsidy income and dealer rate participation, net	158	230
Reimbursed lessor costs	13	13
Total operating lease revenue, net	$1,768	$2,012

Leased vehicle expenses consisted of the following:

	Three months ended June 30,
	2022	2021

	(U.S. dollars in millions)
Depreciation expense	$1,315	$1,458
Initial direct costs and other lessor costs	32	34
Gain on disposition of leased vehicles (1)	(33)	(80)
Total leased vehicle expenses, net	$1,314	$1,412
________________________
(1)Included in the gain on disposition of leased vehicles are end of term charges of less than $1 million and $12 million for the three months ended June 30, 2022 and 2021, respectively.
Investment in operating leases includes lease assets with a net carrying amount of $252 million and $294 million as of June 30, 2022 and March 31, 2022, respectively, which have been transferred to SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These investments in operating leases are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.
Contractual operating lease payments due as of June 30, 2022 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve-month periods ending June 30,	(U.S. dollars in millions)

2023	$5,156
2024	3,182
2025	1,008
2026	212
2027	52
Total	$9,610
The Company recognized a reversal of early termination losses on operating leases of $1 million and $7 million during the three months ended June 30, 2022 and 2021, respectively. Net realized losses totaled $1 million during the three months ended June 30, 2022, and actual net realized gain totaled $1 million during the three months ended June 30, 2021.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of less than $1 million for both the three months ended June 30, 2022 and 2021.
No impairment losses due to declines in estimated residual values were recognized during the three months ended June 30, 2022 and 2021.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate		Contractual interest rate ranges
	June 30, 2022	March 31, 2022	June 30, 2022	March 31, 2022	June 30, 2022	March 31, 2022

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$3,054	$2,307	1.76%	0.74%	0.63 - 2.56%	0.33 - 1.21%
Bank loans	2,445	3,108	2.57%	1.52%	2.01 - 3.36%	0.94 - 2.01%
Public MTN program	25,851	28,659	1.57%	1.53%	0.30 - 3.63%	0.30 - 3.63%
Euro MTN programme	22	25	2.23%	2.23%	2.23 - 2.23%	2.23 - 2.23%
Other debt	3,840	3,952	2.38%	2.20%	1.34 - 3.44%	1.05 - 3.44%
Total unsecured debt	35,212	38,051
Secured debt	7,488	8,888	0.96%	0.93%	0.16 - 2.90%	0.14 - 3.30%
Total debt	$42,700	$46,939

As of June 30, 2022, the outstanding principal balance of long-term debt with floating interest rates totaled $4.7 billion, long-term debt with fixed interest rates totaled $34.4 billion, and short-term debt with floating or fixed interest rates totaled $3.6 billion. As of March 31, 2022, the outstanding principal balance of long-term debt with floating interest rates totaled $5.9 billion, long-term debt with fixed interest rates totaled $37.9 billion, and short-term debt with floating or fixed interest rates totaled $3.1 billion.
Commercial Paper
As of June 30, 2022 and March 31, 2022, the Company had commercial paper programs that provide the Company with available funds of up to $8.9 billion and $9.0 billion, respectively at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $2.5 billion and $6.2 billion during the three months ended June 30, 2022 and 2021, respectively. The maximum balance outstanding at any month-end during the three months ended June 30, 2022 and 2021 was $3.1 billion and $6.6 billion, respectively.
Bank Loans
Outstanding bank loans at June 30, 2022 were either short-term or long-term, with floating or fixed interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of June 30, 2022 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Medium-Term Note (MTN) Programs
Public MTN Program
In August 2019, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of June 30, 2022 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program as of June 30, 2022. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of June 30, 2022 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of June 30, 2022 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans and operating leases. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 24, 2023, a $2.1 billion credit agreement, which expires on February 25, 2025, and a $1.4 billion credit agreement, which expires on February 25, 2027. As of June 30, 2022, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.6 billion syndicated bank credit facility that includes a $777 million credit agreement, which expires on March 25, 2023 and a $777 million credit agreement, which expires on March 25, 2027. As of June 30, 2022, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of June 30, 2022, no amounts were drawn upon under these agreements. These agreements expire in September 2022. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 5. Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 12 regarding the valuation of derivative instruments.

	June 30, 2022			March 31, 2022
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$57,747	$1,129	$841	$61,941	$931	$683
Cross currency swaps	7,374	—	907	7,920	40	436
Gross derivative assets/liabilities		1,129	1,748		971	1,119
Collateral posted/held		1	39		5	28
Counterparty netting adjustment		(954)	(954)		(804)	(804)
Net derivative assets/liabilities		$176	$833		$172	$343

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended June 30,
	2022	2021

	(U.S. dollars in millions)
Interest rate swaps	$9	$58
Cross currency swaps	(534)	43
Total (loss)/gain on derivative instruments	$(525)	$101

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended June 30,
Income Statement	2022	2021

	(U.S. dollars in millions)
Revenue:
Subsidy income	$289	$390
General and administrative expenses:
Support Compensation Agreement fees	17	19
Benefit plan expenses	2	2
Shared services	18	18
Lease expense	1	1

Balance Sheet	June 30, 2022	March 31, 2022

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(701)	$(783)
Investment in operating leases, net:
Unearned subsidy income	(767)	(867)
Due from Parent and affiliated companies	47	62
Liabilities:
Due to Parent and affiliated companies	89	125
Other liabilities:
Accrued benefit expenses	65	63
Dividend Payable	—	133
Operating lease liabilities	15	15

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
Other
The majority of the amounts due from the Parent and affiliated companies at June 30, 2022 and March 31, 2022 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at June 30, 2022 and March 31, 2022 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
AHFC leases its premises from its parent, AHM.
In July 2022 and 2021, AHFC declared and paid cash dividends of $766 million and $491 million, respectively, to its parent, AHM.
In July 2022, HCFI declared and paid cash dividends to AHFC and HCI of $69 million and $63 million, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 7. Income Taxes

The Company's effective tax rate was 27.2% and 26.4% for the three months ended June 30, 2022 and 2021, respectively. The Company's effective tax rate for the three months ended June 30, 2022, differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At June 30, 2022, $1.1 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of June 30, 2022 were to be distributed, the tax liability associated with these earnings would be $51 million, inclusive of currency translation adjustments.
As of June 30, 2022, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2021, and returns filed for the taxable years ended March 31, 2008 through 2021 in various U.S. states. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2015 through 2021, federally, and returns filed for the taxable years ended March 31, 2010 through 2021, except for 2011 through 2014, provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years and does not expect any material changes in the amounts of unrecognized tax benefits during the fiscal year ending March 31, 2023.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 8. Commitments and Contingencies
Operating Leases
The Company leases certain premises and equipment through operating leases. AHFC leases its premises and equipment from AHM and third parties, and HCFI leases its premises from HCI.
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
In November 2020, the Company finalized plans to consolidate its nine regional offices in the United States into three customer and dealer services centers located in California, Texas, and Georgia. The consolidation is taking place in stages. The Company expects to complete the consolidation into three service centers in the spring of 2023.
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At June 30, 2022, maturities of operating lease liabilities were as follows:

Twelve-month periods ending June 30,	(U.S. dollars in millions)

2023	$10
2024	8
2025	7
2026	7
2027	8
Thereafter	22
Total undiscounted future lease obligations	62
Less: imputed interest	(8)
Operating lease liabilities	$54

Lease expense under operating leases was $2 million and $3 million for the three months ended June 30, 2022 and 2021, respectively. Rent expense is included within general and administrative expenses.
As of June 30, 2022, the weighted average remaining lease term for operating leases was 7.7 years and the weighted average remaining discount rate for operating leases was 2.88%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $650 million as of June 30, 2022. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $6 million as of June 30, 2022.
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
During the three months ended June 30, 2022, the Company did not issue notes through asset-backed securitizations. During the three months ended June 30, 2021, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $1.5 billion, which were secured by assets with an initial balance of $1.6 billion.
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

	June 30, 2022

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$7,693	$303	$12	$7,322	$3
Operating lease securitizations	252	1	1	166	2
Total	$7,945	$304	$13	$7,488	$5

	March 31, 2022

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,033	$364	$14	$8,683	$3
Operating lease securitizations	294	1	1	205	2
Total	$9,327	$365	$15	$8,888	$5
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of June 30, 2022 and March 31, 2022, AHFC and HCFI had combined cash collections of $431 million and $529 million, respectively, which were required to be remitted to the SPEs.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 10. Other Assets
Other assets consisted of the following:

	June 30, 2022	March 31, 2022

	(U.S. dollars in millions)
Interest receivable and other assets	$84	$82
Vehicles held for disposition	46	51
Other receivables	78	93
Software, net of accumulated amortization of $175 and $173 as of June 30, 2022 and March 31, 2022, respectively	21	22
Property and equipment, net of accumulated depreciation of both $16 as of June 30, 2022 and March 31, 2022.	5	5
Restricted cash	304	365
Operating lease assets	47	51
Like-kind exchange assets	569	851
Short-term investments	200	—
Other miscellaneous assets	17	13
Total	$1,371	$1,533

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $2 million and $3 million for the three months ended June 30, 2022 and 2021, respectively.

Note 11. Other Liabilities
Other liabilities consisted of the following:

	June 30, 2022	March 31, 2022

	(U.S. dollars in millions)
Dealer payables	$74	$99
Accrued interest expense	185	136
Accounts payable and accrued expenses	329	368
Lease security deposits	67	72
Unearned income, operating leases	295	317
Operating lease liabilities	54	57
Uncertain tax positions	93	94
Dividend Payable	—	133
Other liabilities	45	34
Total	$1,142	$1,310

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

Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$1,129	$—	$1,129
Cross currency swaps	—	—	—	—
Total assets	$—	$1,129	$—	$1,129
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$841	$—	$841
Cross currency swaps	—	907	—	907
Total liabilities	$—	$1,748	$—	$1,748

	March 31, 2022
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$931	$—	$931
Cross currency swaps	—	40	—	40
Total assets	$—	$971	$—	$971
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$683	$—	$683
Cross currency swaps	—	436	—	436
Total liabilities	$—	$1,119	$—	$1,119

 The valuation techniques used in measuring assets and liabilities at fair value on a recurring basis are described below:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the three months ended June 30, 2022 and 2021. Refer to Note 5 for additional information on derivative instruments.

Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
June 30, 2022
Vehicles held for disposition	$—	$—	$23	$23	$3
June 30, 2021
Vehicles held for disposition	$—	$—	$26	$26	$5

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

Fair Value of Financial Instruments
The following tables summarize the carrying values and fair values of the Company’s financial instruments except for those measured at fair value on a recurring basis. Certain financial instruments and all nonfinancial assets and liabilities are excluded from fair value disclosure requirements including the Company’s investment in operating leases. The carrying values of cash and cash equivalents, restricted cash, and short term investments approximate fair values due to the short-term nature and limited credit risk of the instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2022
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	1,955	—	—	1,645	1,645
Retail loans, net	34,022	—	—	33,316	33,316
Liabilities:
Commercial paper	$3,054	$—	$3,054	$—	$3,054
Bank loans	2,445	—	2,427	—	2,427
Medium-term note programs	25,873	—	24,769	—	24,769
Other debt	3,840	—	3,652	—	3,652
Secured debt	7,488	—	7,313	—	7,313

	March 31, 2022
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	2,061	—	—	1,859	1,859
Retail loans, net	35,420	—	—	35,161	35,161
Liabilities:
Commercial paper	$2,307	$—	$2,306	$—	$2,306
Bank loans	3,108	—	3,110	—	3,110
Medium-term note programs	28,684	—	28,055	—	28,055
Other debt	3,952	—	3,828	—	3,828
Secured debt	8,888	—	8,762	—	8,762

Fair value information presented in the tables above is based on information available at June 30, 2022 and March 31, 2022. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 13. Segment Information
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
Financial information for the three and three months ended June 30, 2022 and 2021 is summarized in the following tables:

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended June 30, 2022
Revenues:
Retail	$320	$42	$—	$362
Dealer	15	2	—	17
Operating leases	1,477	291	—	1,768
Total revenues	1,812	335	—	2,147
Leased vehicle expenses	1,089	225	—	1,314
Interest expenses	151	30	—	181
Realized (gains)/losses on derivatives and foreign currency denominated debt	—	(1)	1	—
Net revenues	572	81	(1)	652
Other income, net	11	3	—	14
Total net revenues	583	84	(1)	666
Expenses:
General and administrative expenses	105	14	—	119
Provision for credit losses	19	2	—	21
Early termination loss on operating leases	(1)	—	—	(1)
Loss on derivative instruments	—	—	525	525
Gain on foreign currency revaluation of debt	—	—	(428)	(428)
Income before income taxes	$460	$68	$(98)	$430

June 30, 2022
Finance receivables, net	$31,974	$4,003	$—	$35,977
Investment in operating leases, net	27,057	4,604	—	31,661
Total assets	63,815	8,966	—	72,781

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended June 30, 2021
Revenues:
Retail	$369	$48	$—	$417
Dealer	18	3	—	21
Operating leases	1,667	345	—	2,012
Total revenues	2,054	396	—	2,450
Leased vehicle expenses	1,155	257	—	1,412
Interest expense	162	28	—	190
Realized (gains)/losses on derivatives and foreign currency denominated debt	44	8	(52)	—
Net revenues	693	103	52	848
Other income, net	6	3	—	9
Total net revenues	699	106	52	857
Expenses:
General and administrative expenses	105	15	—	120
Provision for credit losses	(32)	—	—	(32)
Early termination loss on operating leases	(5)	(2)	—	(7)
Gain on derivative instruments	—	—	(101)	(101)
Loss on foreign currency revaluation of debt	—	—	56	56
Income before income taxes	$631	$93	$97	$821

June 30, 2021
Finance receivables, net	$36,925	$4,487	$—	$41,412
Investment in operating leases, net	30,997	5,303	—	36,300
Total assets	71,166	10,120	—	81,286

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
We analyze our operations in two business segments defined by geography: the United States and Canada. We measure the performance of our United States and Canada segments on a pre-tax basis before the effect of valuation adjustments on derivative instruments and revaluations of foreign currency denominated debt. For additional information regarding our segments, see Note 13—Segment Information of Notes to Consolidated Financial Statements (Unaudited). The following tables and the related discussion are presented based on our geographically segmented consolidated financial statements.
References in this report to our “fiscal year 2023” and “fiscal year 2022” refer to our fiscal year ending March 31, 2023 and our fiscal year ended March 31, 2022, respectively.

Results of Operations
Operating Environment Overview
Supply chain disruptions continue to have a negative impact on the production of new vehicles, dealer inventory levels, new vehicle sales, and ultimately our consumer financing acquisition volumes. Given the limited supply of new vehicles, incentive programs supporting the sale of new vehicles were reduced, which also had a negative impact on our acquisition volumes by lowering our penetration rates. Lower acquisition volumes have resulted in declines in our outstanding consumer financing asset balances since the second half of fiscal year 2022, along with declines in our funding needs and outstanding debt balances.
Our consumer financing assets continue to perform well and charge-offs remain below historical levels. However, the trend in delinquencies has increased slightly over the past few quarters which may be attributable to the negative effects of inflationary pressures, rising interest rates, and other factors on consumers’ ability to perform on their obligations. Used vehicle prices remain strong due to the limited supply of new vehicles, with return rates on leased vehicles remaining at historically low levels. In addition, the rise in interest rates has increased the returns on more recently acquired financing assets and funding costs.
Segment Results—Comparison of the Three Months Ended June 30, 2022 and 2021
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Three months ended June 30,		Difference		Three months ended June 30,		Difference		Three months ended June 30,
	2022	2021	Amount	%	2022	2021	Amount	%	2022	2021

	(U.S. dollars in millions)
Revenues:
Retail	$320	$369	$(49)	(13)%	$42	$48	$(6)	(13)%	$362	$417
Dealer	15	18	(3)	(17)%	2	3	(1)	(33)%	17	21
Operating leases	1,477	1,667	(190)	(11)%	291	345	(54)	(16)%	1,768	2,012
Total revenues	1,812	2,054	(242)	(12)%	335	396	(61)	(15)%	2,147	2,450
Leased vehicle expenses	1,089	1,155	(66)	(6)%	225	257	(32)	(12)%	1,314	1,412
Interest expense	151	162	(11)	(7)%	30	28	2	7%	181	190
Realized (gains)/losses on derivatives and foreign currency debt	—	44	(44)	(100)%	(1)	8	(9)	(113)%	(1)	52
Net revenues	572	693	(121)	(17)%	81	103	(22)	(21)%	653	796
Other income	11	6	5	83%	3	3	—	—%	14	9
Total net revenues	583	699	(116)	(17)%	84	106	(22)	(21)%	667	805
Expenses:
General and administrative expenses	105	105	—	—%	14	15	(1)	(7)%	119	120
Provision for credit losses	19	(32)	51	n/m	2	—	2	n/m	21	(32)
Early termination loss on operating leases	(1)	(5)	4	(80)%	—	(2)	2	(100)%	(1)	(7)
Income before income taxes	$460	$631	$(171)	(27)%	$68	$93	$(25)	(27)%	$528	$724
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Three months ended June 30,		Difference		Three months ended June 30,		Difference
	2022	2021	Amount	%	2022	2021	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$31,099	$34,409	$(3,310)	(10)%	$3,856	$4,000	$(144)	(4)%
Average outstanding units	1,965	2,157	(192)	(9)%	273	290	(17)	(6)%
Effective yield	4.1%	4.3%			4.4%	4.8%

Dealer loans:
Average outstanding balance	$1,777	$2,774	$(997)	(36)%	$215	$568	$(353)	(62)%
Effective yield	3.5%	2.6%			3.6%	2.3%

Operating leases:
Average outstanding balance	$27,908	$30,514	$(2,606)	(9)%	$4,754	$5,374	$(620)	(12)%
Average outstanding units	1,155	1,314	(159)	(12)%	237	267	(30)	(11)%
Average monthly rental income(2)	$426	$423	$3	1%	$410	$430	$(20)	(5)%
Average monthly depreciation(2),(3)	$323	$311	$12	4%	$321	$331	$(10)	(3)%

Debt:
Average outstanding balance	$39,150	$45,544	$(6,394)	(14)%	$5,724	$6,863	$(1,139)	(17)%
Effective interest rate	1.5%	1.4%			2.1%	1.6%
_______________________
(1)Average outstanding balances and units based on month end amounts during respective periods. Effective yields and interest rates based on average outstanding month end balances. Average monthly rental income and depreciation based on average outstanding month end units.
(2)U.S. dollars per unit
(3)Excludes gains on disposition of leased vehicles.

United States Segment
Revenues
–Revenue from retail loans decreased due to lower average outstanding balances and lower yields.
–Revenue from dealer loans decreased due to lower average outstanding wholesale flooring loan balances as a result of lower dealer inventory levels which was partially offset by higher yields. Dealer inventory levels continued to decline during the three months ended June 30, 2022 due to supply chain disruptions that have negatively impacted the production of new vehicles.
–Operating lease revenue decreased due to lower average outstanding units which was partially offset by an increase in average rental income per unit.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units which was partially offset by lower gains on disposition of leased vehicles and higher average depreciation expense per unit.

Interest expense
Interest expense decreased due to lower average outstanding debt balances which was partially offset by higher average interest rates. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivatives and foreign currency debt
Net realized gains of less than $1 million during the first quarter of fiscal year 2023 consisted of gains on pay float interest rate swaps of $15 million, gains on pay fixed interest rate swaps of $3 million and gains on foreign currency denominated debt of $3 million, which were offset by losses on cross currency swaps of $21 million.
Provision for credit losses
We recognized a provision for credit losses during the first quarter of fiscal year 2023 due to the increase in provision for retail loans as a result of an increase in expected losses due in part to the slight increase in the trend of delinquencies and charge-offs. We recognized a negative provision for credit losses during the first quarter of fiscal year 2022 due to reductions to the allowance reflecting favorable revisions to forecasted economic factors and lower than expected net charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
We recognized reversals of early termination losses on operating leases during both the first quarter of fiscal year 2023 and 2022. The reversal of early termination losses during the first quarter of fiscal year 2023 was primarily due to lower than expected realized losses. See —Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans decreased due to lower yields, lower average outstanding balances and the effect of foreign currency translation adjustments.
–Revenue from dealer loans decreased due to lower average outstanding wholesale flooring loan balances as the result of lower dealer inventory levels.
–Operating lease revenue decreased due to lower average outstanding units and the effect of foreign currency translation adjustments.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units and the effect of foreign currency translation adjustments.
Interest expense
The increase in interest expense was due to higher average interest rates which was partially offset by lower average outstanding debt and the effect of foreign currency translation adjustments. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivative instruments
Net realized gains on interest rate swaps during the first quarter of fiscal year 2023 were attributable to realized gains on pay float interest rate swaps which were partially offset by realized losses on pay fixed interest rate swaps.
Provision for credit losses
We recognized a provision for credit losses of $2 million during the first quarter of fiscal year 2023 compared to a provision for credit losses of less than $1 million during the same period in fiscal year 2022. During fiscal year 2022, net charge-offs of retail loans were lower than expected, which kept the provision for credit losses low. See “—Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases
We recognized a reversal of early termination losses on operating leases of less than $1 million during the first quarter of fiscal year 2023 compared to a reversal of early termination losses of $2 million during the same period in fiscal year 2022. See “—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 27.2% for the first quarter of fiscal year 2023 compared to 26.4% for the same period in fiscal year 2022. The Company's effective tax rate for the three months ended June 30, 2022 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended June 30,
	2022		2021
	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	55	36	178	160
Used auto	19	4	18	4
Motorcycle and other	19	—	18	1
Total retail loans	93	40	214	165
Leases	52	49	162	158

Canada Segment
Retail loans	16	7	19	13
Leases	11	10	20	19

Consolidated
Retail loans	109	47	233	178
Leases	63	59	182	177
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
Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended June 30,
	2022	2021
United States Segment
New auto	45%	70%
Motorcycle	29%	30%

Canada Segment
New auto	74%	77%
Motorcycle	16%	22%

Consolidated
New auto	48%	71%
Motorcycle	27%	29%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	June 30, 2022	March 31, 2022	June 30, 2022	March 31, 2022

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$24,696	$25,953	1,435	1,491
Used auto	4,293	4,307	313	318
Motorcycle and other	1,232	1,229	186	186
Total retail loans	$30,221	$31,489	1,934	1,995
Investment in operating leases	$27,057	$28,691	1,117	1,191

Securitized retail loans (2)	$7,543	$8,849	623	693

Canada Segment
Retail loans	$3,801	$3,931	269	276
Investment in operating leases	$4,604	$4,933	231	242

Securitized retail loans (2)	$150	$184	20	21
Securitized investments in operating leases (2)	$252	$294	17	18

Consolidated
Retail loans	$34,022	$35,420	2,203	2,271
Investment in operating leases	$31,661	$33,624	1,348	1,433

Securitized retail loans (2)	$7,693	$9,033	643	714
Securitized investments in operating leases (2)	$252	$294	17	18
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.
In the United States segment, retail loan acquisition volumes decreased by 57% and lease acquisition volumes decreased by 68% during the first quarter of fiscal year 2023 compared to the same period in fiscal year 2022. In the Canada segment, retail loan acquisition volumes decreased by 16% and lease acquisition volumes decreased by 45% during the first quarter of fiscal year 2023 compared to the same period in fiscal year 2022. Supply chain disruptions continue to have a negative impact on the production of new vehicles and dealer inventory levels which contributed to the decline in acquisition volumes in both the United States and Canada segments. Reductions in incentive financing programs as a result of low dealer inventory levels further contributed to the decrease in acquisition volumes, lowering penetration rates most notably in the United States segment. The duration and severity of the supply chain disruptions are uncertain. Prolonged disruptions could materially impact the volume of future retail loan and lease acquisitions.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	June 30, 2022	March 31, 2022
United States Segment
Automobile	28%	28%
Motorcycle	98%	98%
Other	16%	17%

Canada Segment
Automobile	32%	33%
Motorcycle	95%	95%
Other	93%	94%

Consolidated
Automobile	29%	29%
Motorcycle	97%	97%
Other	19%	19%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended June 30,
	2022	2021
United States Segment
Automobile	22%	23%
Motorcycle	98%	98%
Other	9%	7%

Canada Segment
Automobile	26%	29%
Motorcycle	91%	93%
Other	96%	97%

Consolidated
Automobile	22%	24%
Motorcycle	97%	97%
Other	14%	11%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	June 30, 2022	March 31, 2022	June 30, 2022	March 31, 2022

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$701	$837	24	29
Motorcycle	192	192	26	30
Other	44	39	36	35
Total wholesale flooring loans	$937	$1,068	86	94
Commercial loans	$816	$763

Canada Segment
Wholesale flooring loans	$170	$196	36	32
Commercial loans	$32	$34

Consolidated
Wholesale flooring loans	$1,107	$1,264	122	126
Commercial loans	$848	$797
_______________________

(1) A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.
Credit Risk
Credit losses are an expected cost of extending credit. The majority of our credit risk is in consumer financing and to a lesser extent in dealer financing. Credit risk of our portfolio of consumer finance receivables can be affected by general economic conditions. Adverse changes, such as a rise in unemployment or an increase in inflationary pressures, can increase the likelihood of defaults. Declines in used vehicle prices can reduce the amount of recoveries on repossessed collateral. We manage our exposure to credit risk in retail loans by monitoring and adjusting our underwriting standards, which affect the level of credit risk that we assume, pricing contracts for expected losses and focusing collection efforts to minimize losses. We manage our exposure to credit risk for dealers through ongoing reviews of their financial condition.
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment		Canada Segment		Consolidated
	As of or for the three months ended June 30,
	2022	2021	2022	2021	2022	2021

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$204	$279	$7	$9	$211	$288
Provision for credit losses	19	(32)	2	—	21	(32)
Charge-offs, net of recoveries	(14)	(1)	(1)	—	(15)	(1)
Effect of translation adjustment	—	—	—	—	—	—
Allowance for credit losses at end of period	$209	$246	$8	$9	$217	$255

Charge-offs as a percentage of average receivable balance (1), (3)	0.17%	0.01%	0.08%	0.04%	0.16%	0.01%
Allowance as a percentage of ending receivable balance (1)	0.64%	0.65%	0.21%	0.21%	0.59%	0.60%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$111	$69	$3	$2	$114	$71
As a percentage of ending receivable balance (1),(2)	0.34%	0.18%	0.08%	0.04%	0.31%	0.17%

Operating leases:
Early termination loss on operating leases	$(1)	$(5)	$—	$(2)	$(1)	$(7)
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
(3)Percentages for the three months ended June 30, 2022 and 2021 have been annualized.

In the United States segment, we recognized a provision for credit losses on our finance receivables of $19 million during the first quarter of fiscal year 2023 and a negative provision for credit losses of $32 million during the same period in fiscal year 2022. The provision for credit losses during the first quarter of fiscal year 2023 was attributable to an increase in expected losses due in part to the slight increase in the trend of delinquencies and charge-offs. The negative provision during the first quarter of fiscal year 2022 was attributable to the reduction in the allowance for credit losses reflecting favorable revisions to forecasted economic factors including forecasted personal bankruptcy rates and better than expected net charge-offs of retail loans during the period. We recognized reversals of early termination losses on operating leases of $1 million and $5 million during the first quarter of fiscal year 2023 and 2022, respectively. The reversal of early termination losses during the first quarter of fiscal year 2023 was primarily due to lower than expected realized losses.
In the Canada segment, we recognized a provision for credit losses of $2 million on our finance receivables during the first quarter of fiscal year 2023 compared to a provision for credit losses of less than $1 million during the same period in fiscal year 2022. We recognized a reversal of early termination losses on operating leases of less than $1 million during the first quarter of fiscal year 2023 compared to a reversal of early termination losses of $2 million during the same period in fiscal year 2022.

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
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first quarter of 2023. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Estimates—Estimated End of Term Residual Values” below.
The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended June 30,
	2022	2021

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	124	152
Sales through auctions and dealer direct programs (3)	—	4
Total termination units	124	156

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	21	28
Sales through auctions and dealer direct programs (3)	—	1
Total termination units	21	29

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	145	180
Sales through auctions and dealer direct programs (3)	—	5
Total termination units	145	185
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
The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of June 30, 2022 and March 31, 2022 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of June 30, 2022 and March 31, 2022, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on June 30, 2022. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate
	June 30, 2022	March 31, 2022	June 30, 2022	March 31, 2022

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$2,387	$1,718	1.77%	0.79%
Bank loans	1,649	2,249	2.46%	1.47%
Public MTN program	25,851	28,659	1.57%	1.53%
Euro MTN programme	22	25	2.23%	2.23%
Total unsecured debt	29,909	32,651
Secured debt	7,190	8,517	0.90%	0.91%
Total debt	$37,099	$41,168

Canada Segment
Unsecured debt:
Commercial paper	$667	$589	1.75%	0.57%
Bank loans	796	859	2.82%	1.64%
Other debt	3,840	3,952	2.38%	2.20%
Total unsecured debt	5,303	5,400
Secured debt	298	371	2.39%	1.32%
Total debt	$5,601	$5,771

Consolidated
Unsecured debt:
Commercial paper	$3,054	$2,307	1.76%	0.74%
Bank loans	2,445	3,108	2.57%	1.52%
Public MTN program	25,851	28,659	1.57%	1.53%
Euro MTN programme	22	25	2.23%	2.23%
Other debt	3,840	3,952	2.38%	2.20%
Total unsecured debt	35,212	38,051
Secured debt	7,488	8,888	0.96%	0.93%
Total debt	$42,700	$46,939
Commercial Paper
As of June 30, 2022, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.9 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the three months ended June 30, 2022, consolidated commercial paper month-end outstanding principal balances ranged from $2.4 billion to $3.1 billion.
Bank Loans
During the three months ended June 30, 2022, AHFC did not enter into any new loan agreement. HCFI entered into a C$250 million ($194 million) floating rate term loan agreement. As of June 30, 2022, we had bank loans denominated in U.S. dollars and Canadian dollars with floating and fixed interest rates, in principal amounts ranging from $78 million to $500 million. As of June 30, 2022, the remaining maturities of all bank loans outstanding ranged from 85 days to approximately 4.8 years. The weighted average remaining maturity on all bank loans was 2.4 years as of June 30, 2022.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of June 30, 2022, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the three months ended June 30, 2022, AHFC did not issue any new notes. The weighted average remaining maturities of all Public MTNs was 2.5 years as of June 30, 2022.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of June 30, 2022, management believes that AHFC was in compliance with all covenants under the indenture.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2022, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.
The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	June 30, 2022	March 31, 2022

	(U.S. dollars in millions)
U.S. dollar	$19,161	$21,006
Euro	5,175	6,019
Sterling	1,515	1,634
Japanese yen	22	25
Total	$25,873	$28,684
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the three months ended June 30, 2022, HCFI did not enter into any new private placements. As of June 30, 2022, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 15 days to approximately 5.7 years. The weighted average remaining maturities of these notes was 2.3 years as of June 30, 2022.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2022, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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
During the three months ended June 30, 2022, we did not issue notes through asset-backed securitizations.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 24, 2023, a $2.1 billion credit agreement, which expires on February 25, 2025, and a $1.4 billion credit agreement, which expires on February 25, 2027. As of June 30, 2022, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.6 billion) syndicated bank credit facility that includes a C$1.0 billion ($777 million) credit agreement, which expires on March 25, 2023 and a C$1.0 billion ($777 million) credit agreement, which expires March 25, 2027. As of June 30, 2022, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of June 30, 2022, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of June 30, 2022, no amounts were drawn upon under these agreements. These agreements expire in September 2022. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of June 30, 2022 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $17 million and $19 million during the three months ended June 30, 2022 and 2021, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of June 30, 2022, AHFC and its consolidated subsidiaries had $53.1 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $14.3 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

Material Cash Requirements
The following table summarizes our material cash requirements, including from contractual obligations and excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve-month periods ending June 30,
	Total	2023	2024	2025	2026	2027	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$35,283	$12,053	$7,233	$5,858	$1,889	$3,520	$4,730
Secured debt obligations (1)	7,499	4,390	2,156	953	—	—	—
Interest payments on debt (2)	1,615	585	393	242	153	117	125
Total	$44,397	$17,028	$9,782	$7,053	$2,042	$3,637	$4,855

_______________________
(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of June 30, 2022.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of June 30, 2022.
The obligations in the above table do not include certain lending commitments to dealers since the amount and timing of future payments is uncertain. Refer to Note 8—Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information on these commitments.
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
All derivative financial instruments are recorded on our consolidated balance sheet as assets or liabilities, and carried at fair value. Changes in the fair value of derivatives are recognized in our consolidated statements of income in the period of the change. Since we do not elect to apply hedge accounting, the impact to earnings resulting from these valuation adjustments as reported under GAAP is not representative of our results of operations as evaluated by management. Realized gains and losses on derivative instruments, net of realized gains and losses on foreign currency denominated debt, are included in the measure of net revenues when we evaluate segment performance. Refer to Note 13—Segment Information of Notes to Consolidated Financial Statements (Unaudited) for additional information about segment information and Note 5—Derivative Instruments of Notes to Consolidated Financial Statements (Unaudited) for additional information on derivative instruments.
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
Sensitivity Analysis
We applied the baseline economic scenarios for the United States and Canada that were obtained from a third party economic research firm in our models to determine our allowance for credit losses on retail loans and estimated early termination losses on operating lease assets as of June 30, 2022. These baseline economic scenarios represent forecasts of the most likely economic future, with an equal probability of economic conditions being better or worse than forecasted. Alternative economic scenarios were also obtained from the third party economic research firm. As an example of the sensitivity of our accounting estimates, we applied upside and downside economic scenarios in our models. The peak unemployment rate over the next 24 month period under the upside and downside economic scenarios in the United States was 3.3% and 8.0%, respectively. The resulting allowance for credit losses on retail loans under the upside and downside economic scenarios was $196 million and $337 million, respectively. Similarly, the resulting estimated early termination losses on operating lease assets were $76 million and $114 million, respectively.
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
Sensitivity Analysis
If future expected end of term market values for all outstanding operating leases as of June 30, 2022 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $53 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $11 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis is specific to the conditions in effect as of June 30, 2022 and does not consider the effect declines in estimated end of term market values may have on return rates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2022, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information on our material legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.
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
Dated: August 11, 2022

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)