Form 10-Q
period 2022-09-30
AMERICAN HONDA FINANCE CORP
filed 2022-11-10
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of October 31, 2022, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

REDUCED DISCLOSURE FORMAT
American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly-owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2022

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

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share amounts)

	September 30, 2022	March 31, 2022
Assets
Cash and cash equivalents	$2,253	$2,607
Finance receivables, net of allowance for credit losses of $221 and $211	34,882	37,481
Investment in operating leases, net	29,683	33,624
Due from Parent and affiliated companies	71	62
Income taxes receivable	23	—
Other assets	1,297	1,533
Derivative instruments	1,499	971
Total assets	$69,708	$76,278
Liabilities and Equity
Debt	$40,359	$46,939
Due to Parent and affiliated companies	104	125
Income taxes payable	258	530
Deferred income taxes	6,298	6,803
Other liabilities	1,119	1,310
Derivative instruments	2,633	1,119
Total liabilities	50,771	56,826
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of September 30, 2022 and March 31, 2022	1,366	1,366
Retained earnings	16,635	16,901
Accumulated other comprehensive loss	(163)	(38)
Total shareholder’s equity	17,838	18,229
Noncontrolling interest in subsidiary	1,099	1,223
Total equity	18,937	19,452
Total liabilities and equity	$69,708	$76,278

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	September 30, 2022	March 31, 2022
Finance receivables, net	$7,451	$9,033
Investment in operating leases, net	207	294
Other assets	362	380
Total assets	$8,020	$9,707

Secured debt	$7,209	$8,888
Other liabilities	5	5
Total liabilities	$7,214	$8,893

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Revenues:
Retail	$356	$417	$718	$834
Dealer	24	16	41	37
Operating leases	1,687	1,985	3,455	3,997
Total revenues	2,067	2,418	4,214	4,868
Leased vehicle expenses	1,248	1,438	2,562	2,850
Interest expense	199	180	380	370
Net revenues	620	800	1,272	1,648
Other income, net	24	15	38	24
Total net revenues	644	815	1,310	1,672
Expenses:
General and administrative expenses	124	120	243	240
Provision for credit losses	31	9	52	(23)
Early termination loss on operating leases	14	7	13	—
Loss on derivative instruments	601	229	1,126	128
Gain on foreign currency revaluation of debt	(449)	(178)	(877)	(122)
Total expenses	321	187	557	223
Income before income taxes	323	628	753	1,449
Income tax expense	82	160	199	377
Net income	241	468	554	1,072
Less: Net income attributable to noncontrolling interest	26	32	54	70
Net income attributable to American Honda Finance Corporation	$215	$436	$500	$1,002

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Net income	$241	$468	$554	$1,072
Other comprehensive income:
Foreign currency translation adjustment	(167)	(58)	(240)	(26)
Comprehensive income	74	410	314	1,046
Less: Comprehensive (loss)/income attributable to noncontrolling interest	(54)	4	(61)	57
Comprehensive income attributable to American Honda Finance Corporation	$128	$406	$375	$989

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2021	$19,165	$16,626	$(44)	$1,366	$1,217
Net income	1,072	1,002	—	—	70
Other comprehensive loss	(26)	—	(13)	—	(13)
Dividends declared	(491)	(491)	—	—	—
Balance at September 30, 2021	$19,720	$17,137	$(57)	$1,366	$1,274

Balance at March 31, 2022	$19,452	$16,901	$(38)	$1,366	$1,223
Net income	554	500	—	—	54
Other comprehensive loss	(240)	—	(125)	—	(115)
Dividends declared	(829)	(766)	—	—	(63)
Balance at September 30, 2022	$18,937	$16,635	$(163)	$1,366	$1,099

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Six months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$554	$1,072
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	274	(88)
Provision for credit losses	52	(23)
Early termination loss on operating leases	13	—
Depreciation on leased vehicles	2,550	2,894
Accretion of unearned subsidy income	(557)	(759)
Amortization of deferred dealer participation and other deferred costs	162	191
Gain on disposition of leased vehicles	(63)	(127)
Deferred income taxes	(456)	231
Changes in operating assets and liabilities:
Income taxes receivable/payable	(295)	(35)
Other assets	659	102
Accrued interest/discounts on debt	36	6
Other liabilities	(37)	(473)
Due to/from Parent and affiliated companies	(31)	67
Net cash provided by operating activities	2,861	3,058
Cash flows from investing activities:
Finance receivables acquired	(6,797)	(11,572)
Principal collected on finance receivables	8,904	10,352
Net change in wholesale loans	48	2,003
Purchase of operating lease vehicles	(4,413)	(9,928)
Disposal of operating lease vehicles	5,507	6,349
Cash received for unearned subsidy income	268	795
Other investing activities, net	(3)	(5)
Net cash provided by/(used in) investing activities	3,514	(2,006)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Six months ended September 30,
	2022	2021
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$10,992	$17,905
Paydown of commercial paper	(10,154)	(18,276)
Paydown of short-term debt	—	(240)
Proceeds from issuance of medium-term notes and other debt	516	4,504
Paydown of medium-term notes and other debt	(5,034)	(3,758)
Proceeds from issuance of secured debt	997	2,992
Paydown of secured debt	(2,657)	(3,102)
Dividends paid	(961)	(491)
Net cash used in financing activities	(6,301)	(466)
Effect of exchange rate changes on cash and cash equivalents	(6)	1
Net decrease in cash and cash equivalents	68	587
Cash and cash equivalents and restricted cash at beginning of period	2,972	2,250
Cash and cash equivalents and restricted cash at end of period	$3,040	$2,837
Supplemental disclosures of cash flow information:
Interest paid	$281	$169
Income taxes paid	$952	$187

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	September 30,
	2022	2021
Cash and cash equivalents	$2,253	$2,493
Restricted cash included in other assets (1)	787	344
Total	$3,040	$2,837
---------------------------------------------------------
(1)Restricted cash balances relate to securitization arrangements (Note 9). Restricted cash balance as of September 30, 2022 also includes proceeds from the disposition of lease vehicles under the Company's discontinued deferred like-kind exchange program (Note 10).

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	September 30, 2022
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$33,245	$2,103	$35,348
Allowance for credit losses	(216)	(5)	(221)
Deferred dealer participation and other deferred costs	391	—	391
Unearned subsidy income	(636)	—	(636)
Finance receivables, net	$32,784	$2,098	$34,882

	March 31, 2022
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$36,028	$2,066	$38,094
Allowance for credit losses	(206)	(5)	(211)
Deferred dealer participation and other deferred costs	390	—	390
Unearned subsidy income	(792)	—	(792)
Finance receivables, net	$35,420	$2,061	$37,481

Finance receivables include retail loans with a net carrying amount of $7.5 billion and $9.0 billion as of September 30, 2022 and March 31, 2022, respectively, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and six months ended September 30, 2022
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of July 1, 2022	$212	$5	$217
Provision	31	—	31
Charge-offs	(47)	—	(47)
Recoveries	21	—	21
Effect of translation adjustment	(1)	—	(1)
Ending balance as of September 30, 2022	$216	$5	$221

Beginning balance as of April 1, 2022	$206	$5	$211
Provision	52	—	52
Charge-offs	(84)	—	(84)
Recoveries	43	—	43
Effect of translation adjustment	(1)	—	(1)
Ending balance as of September 30, 2022	$216	$5	$221

	Three and six months ended September 30, 2021
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of July 1, 2021	$247	$8	$255
Provision	10	(1)	9
Charge-offs	(34)	—	(34)
Recoveries	20	—	20
Ending balance as of September 30, 2021	$243	$7	$250

Beginning balance as of April 1, 2021	$280	$8	$288
Provision	(22)	(1)	(23)
Charge-offs	(63)	—	(63)
Recoveries	48	—	48
Ending balance as of September 30, 2021	$243	$7	$250

The allowance increased during the six months ended September 30, 2022 reflecting an increase in expected credit losses due to higher delinquencies and charge-offs on retail loans during the period.
There were no modifications to the terms of dealer loan contracts that constituted troubled debt restructurings during the six months ended September 30, 2022 and 2021. The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the six months ended September 30, 2022 and 2021. The Company does allow limited payment deferrals on consumer finance receivables. These payment deferrals are not treated as troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period.

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

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
September 30, 2022
Retail loans:
New auto	$210	$62	$15	$287	$26,420	$26,707
Used and certified auto	94	32	8	134	4,852	4,986
Motorcycle and other	13	5	3	21	1,286	1,307
Total retail loans	317	99	26	442	32,558	33,000
Dealer loans:
Wholesale flooring	—	—	—	—	1,200	1,200
Commercial loans	—	—	—	—	903	903
Total dealer loans	—	—	—	—	2,103	2,103
Total finance receivables	$317	$99	$26	$442	$34,661	$35,103

March 31, 2022
Retail loans:
New auto	$194	$50	$11	$255	$29,297	$29,552
Used and certified auto	78	22	5	105	4,615	4,720
Motorcycle and other	13	4	2	19	1,335	1,354
Total retail loans	285	76	18	379	35,247	35,626
Dealer loans:
Wholesale flooring	—	—	—	—	1,266	1,266
Commercial loans	—	—	—	—	800	800
Total dealer loans	—	—	—	—	2,066	2,066
Total finance receivables	$285	$76	$18	$379	$37,313	$37,692

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2023	2022	2021	2020	2019	Prior	Total

	(U.S. dollars in millions)
September 30, 2022
Credit grade A	$3,244	$7,252	$6,486	$2,206	$1,207	$408	$20,803
Credit grade B	1,199	2,017	1,614	674	357	177	6,038
Credit grade C	795	1,418	1,114	540	283	157	4,307
Credit grade D	182	364	324	254	133	74	1,331
Others	100	176	121	68	35	21	521
Total retail loans	$5,520	$11,227	$9,659	$3,742	$2,015	$837	$33,000

	Retail loans by vintage fiscal year

	2022	2021	2020	2019	2018	Prior	Total

	(U.S. dollars in millions)
March 31, 2022
Credit grade A	$8,849	$8,065	$3,073	$1,912	$727	$169	$22,795
Credit grade B	2,433	2,010	898	525	271	74	6,211
Credit grade C	1,713	1,409	718	405	228	64	4,537
Credit grade D	451	418	341	188	100	33	1,531
Others	214	153	91	56	25	13	552
Total retail loans	$13,660	$12,055	$5,121	$3,086	$1,351	$353	$35,626
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

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2023	2022	2021	2020	2019	Prior	Revolving loans	Wholesale Flooring	Total
	(U.S. dollars in millions)
September 30, 2022
Group I	$50	$5	$170	$49	$23	$110	$416	$678	$1,501
Group II	—	10	29	12	5	24	—	521	601
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$50	$15	$199	$61	$28	$134	$416	$1,200	$2,103

	Commercial loans by vintage fiscal year

	2022	2021	2020	2019	2018	Prior	Revolving loans	Wholesale Flooring	Total
	(U.S. dollars in millions)
March 31, 2022
Group I	$11	$207	$56	$18	$32	$99	$317	$671	$1,411
Group II	6	3	7	17	22	5	—	595	655
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$17	$210	$63	$35	$54	$104	$317	$1,266	$2,066

Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	September 30, 2022	March 31, 2022

	(U.S. dollars in millions)
Operating lease vehicles	$38,460	$42,990
Accumulated depreciation	(8,086)	(8,529)
Deferred dealer participation and initial direct costs	96	114
Unearned subsidy income	(705)	(869)
Estimated early termination losses	(82)	(82)
Investment in operating leases, net	$29,683	$33,624

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Operating lease revenue consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021

	(U.S. dollars in millions)
Lease payments	$1,518	$1,753	$3,115	$3,522
Subsidy income and dealer rate participation, net	145	206	303	436
Reimbursed lessor costs	24	26	37	39
Total operating lease revenue, net	$1,687	$1,985	$3,455	$3,997

Leased vehicle expenses consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021

	(U.S. dollars in millions)
Depreciation expense	$1,235	$1,436	$2,550	$2,894
Initial direct costs and other lessor costs	43	49	75	83
Gain on disposition of leased vehicles (1)	(30)	(47)	(63)	(127)
Total leased vehicle expenses, net	$1,248	$1,438	$2,562	$2,850
________________________
(1)Included in the gain on disposition of leased vehicles are end of term charges of less than $1 million and $4 million for the three months ended September 30, 2022, and 2021, respectively, and $1 million and $16 million for the six months ended September 30, 2022 and 2021, respectively.
Investment in operating leases includes lease assets with a net carrying amount of $207 million and $294 million as of September 30, 2022 and March 31, 2022, respectively, which have been transferred to SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These investments in operating leases are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.
Contractual operating lease payments due as of September 30, 2022 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve-month periods ending September 30,	(U.S. dollars in millions)

2023	$4,834
2024	2,818
2025	924
2026	191
2027	49
Total	$8,816
The Company recognized early termination losses on operating leases of $14 million and of $7 million during the three months ended September 30, 2022 and 2021, respectively, and $13 million and less than $1 million during the six months ended September 30, 2022 and 2021, respectively. Net realized losses totaled $12 million and $6 million during the three months ended September 30, 2022 and 2021, respectively, and $13 million and $5 million during the six months ended September 30, 2022 and 2021, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $1 million for both the three months ended September 30, 2022 and 2021, respectively, and $2 million for both the six months ended September 30, 2022 and 2021, respectively.
No impairment losses due to declines in estimated residual values were recognized during the three and six months ended September 30, 2022 and 2021.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate		Contractual interest rate ranges
	September 30, 2022	March 31, 2022	September 30, 2022	March 31, 2022	September 30, 2022	March 31, 2022

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$3,063	$2,307	3.29%	0.74%	2.69 - 4.25%	0.33 - 1.21%
Bank loans	2,606	3,108	3.92%	1.52%	2.01 - 4.87%	0.94 - 2.01%
Public MTN program	24,319	28,659	1.75%	1.53%	0.30 - 3.63%	0.30 - 3.63%
Euro MTN programme	21	25	2.23%	2.23%	2.23 - 2.23%	2.23 - 2.23%
Other debt	3,141	3,952	2.56%	2.20%	1.34 - 4.37%	1.05 - 3.44%
Total unsecured debt	33,150	38,051
Secured debt	7,209	8,888	1.35%	0.93%	0.17 - 4.18%	0.14 - 3.30%
Total debt	$40,359	$46,939

As of September 30, 2022, the outstanding principal balance of long-term debt with floating interest rates totaled $4.5 billion, long-term debt with fixed interest rates totaled $32.2 billion, and short-term debt with floating or fixed interest rates totaled $3.7 billion. As of March 31, 2022, the outstanding principal balance of long-term debt with floating interest rates totaled $5.9 billion, long-term debt with fixed interest rates totaled $37.9 billion, and short-term debt with floating or fixed interest rates totaled $3.1 billion.
Commercial Paper
As of September 30, 2022 and March 31, 2022, the Company had commercial paper programs that provide the Company with available funds of up to $8.8 billion and $9.0 billion, respectively at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $2.9 billion and $6.2 billion during the six months ended September 30, 2022 and 2021, respectively. The maximum balance outstanding at any month-end during the six months ended September 30, 2022 and 2021 was $3.2 billion and $6.7 billion, respectively.
Bank Loans
Outstanding bank loans at September 30, 2022 were either short-term or long-term, with floating or fixed interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of September 30, 2022 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Medium-Term Note (MTN) Programs
Public MTN Program
In August 2022, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of September 30, 2022 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program as of September 30, 2022. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of September 30, 2022 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of September 30, 2022 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans and operating leases. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 24, 2023, a $2.1 billion credit agreement, which expires on February 25, 2025, and a $1.4 billion credit agreement, which expires on February 25, 2027. As of September 30, 2022, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.4 billion syndicated bank credit facility that includes a $723 million credit agreement, which expires on March 25, 2023 and a $723 million credit agreement, which expires on March 25, 2027. As of September 30, 2022, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of September 30, 2022, no amounts were drawn upon under these agreements. These agreements expire in September 2023. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

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

	September 30, 2022			March 31, 2022
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$55,956	$1,499	$1,251	$61,941	$931	$683
Cross currency swaps	6,126	—	1,382	7,920	40	436
Gross derivative assets/liabilities		1,499	2,633		971	1,119
Collateral posted/held		—	54		5	28
Counterparty netting adjustment		(1,325)	(1,325)		(804)	(804)
Net derivative assets/liabilities		$174	$1,362		$172	$343

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021

	(U.S. dollars in millions)
Interest rate swaps	$61	$(15)	$70	$43
Cross currency swaps	(662)	(214)	(1,196)	(171)
Total (loss)/gain on derivative instruments	$(601)	$(229)	$(1,126)	$(128)

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended September 30,		Six months ended September 30,
Income Statement	2022	2021	2022	2021

	(U.S. dollars in millions)
Revenue:
Subsidy income	$265	$365	$554	$755
General and administrative expenses:
Support Compensation Agreement fees	16	20	33	39
Benefit plan expenses	2	2	4	4
Shared services	19	18	37	36
Lease expense	1	1	2	2

Balance Sheet	September 30, 2022	March 31, 2022

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(628)	$(783)
Investment in operating leases, net:
Unearned subsidy income	(703)	(867)
Due from Parent and affiliated companies	71	62
Liabilities:
Due to Parent and affiliated companies	104	125
Other liabilities:
Accrued benefit expenses	66	63
Dividend Payable	—	133
Operating lease liabilities	14	15

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
Other
The majority of the amounts due from the Parent and affiliated companies at September 30, 2022 and March 31, 2022 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at September 30, 2022 and March 31, 2022 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
AHFC leases its premises from its parent, AHM.
In July 2022 and 2021, AHFC declared and paid cash dividends of $766 million and $491 million, respectively, to its parent, AHM.
In July 2022, HCFI declared and paid cash dividends to AHFC and HCI of $69 million and $63 million, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 7. Income Taxes
On August 16, 2022, the U.S. government enacted budget reconciliation legislation commonly called the Inflation Reduction Act of 2022 (IRA) that authorizes major policy changes with regard to energy, environment, healthcare, and tax issues. The IRA makes significant changes to the U.S. tax code that, if applicable, will impact the Company’s subsequent fiscal years, beginning with the fiscal year ending March 31, 2024. Some of the key tax provisions of the IRA that could potentially impact the Company include a new corporate alternative minimum tax imposed on adjusted financial statement income of applicable corporations; a new tax credit for qualified commercial clean vehicles to promote climate change mitigation and clean energy; amendments to the existing clean vehicle tax credit; and a new tax credit for previously owned clean vehicles. As of September 30, 2022, there was no material impact on the Company’s March 31, 2023 financial statements. The Company is still evaluating the potential impact of the changes in tax law to future periods, pending the issuance of additional guidance by the Treasury and Internal Revenue Service.
The Company's effective tax rate was 25.4% and 25.5% for the three months ended September 30, 2022 and 2021, respectively, and 26.4% and 26.0% for the six months ended September 30, 2022 and 2021, respectively. The Company's effective tax rates for the three and six months ended September 30, 2022, differ from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At September 30, 2022, $1.0 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of September 30, 2022 were to be distributed, the tax liability associated with these earnings would be $55 million, inclusive of currency translation adjustments.
As of September 30, 2022, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2021, and returns filed for the taxable years ended March 31, 2008 through 2021 in various U.S. states. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2015 through 2022, federally, and returns filed for the taxable years ended March 31, 2010 through 2022, except for 2011 through 2014, provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years and does not expect any material changes in the amounts of unrecognized tax benefits during the fiscal year ending March 31, 2023.

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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At September 30, 2022, maturities of operating lease liabilities were as follows:

Twelve-month periods ending September 30,	(U.S. dollars in millions)

2023	$9
2024	7
2025	7
2026	7
2027	8
Thereafter	21
Total undiscounted future lease obligations	59
Less: imputed interest	(7)
Operating lease liabilities	$52

Lease expense under operating leases was $3 million and $2 million for the three months ended September 30, 2022 and 2021, respectively, and $5 million for both the six months ended September 30, 2022 and 2021. Rent expense is included within general and administrative expenses.
As of September 30, 2022, the weighted average remaining lease term for operating leases was 7.6 years and the weighted average remaining discount rate for operating leases was 2.88%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $415 million as of September 30, 2022. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $5 million as of September 30, 2022.

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
During the six months ended September 30, 2022 and 2021, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $1.0 billion and $3.0 billion, respectively. The notes were secured by assets with an initial balance of $1.1 billion and $3.2 billion, respectively.
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

	September 30, 2022

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$7,451	$348	$12	$7,083	$3
Operating lease securitizations	207	1	1	126	2
Total	$7,658	$349	$13	$7,209	$5

	March 31, 2022

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,033	$364	$14	$8,683	$3
Operating lease securitizations	294	1	1	205	2
Total	$9,327	$365	$15	$8,888	$5
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of September 30, 2022 and March 31, 2022, AHFC and HCFI had combined cash collections of $406 million and $529 million, respectively, which were required to be remitted to the SPEs.

Note 10. Other Assets
Other assets consisted of the following:

	September 30, 2022	March 31, 2022

	(U.S. dollars in millions)
Interest receivable and other assets	$87	$82
Vehicles held for disposition	45	51
Other receivables	93	93
Software, net of accumulated amortization of $175 and $173 as of September 30, 2022 and March 31, 2022, respectively	21	22
Property and equipment, net of accumulated depreciation of $14 and $16 as of September 30, 2022 and March 31, 2022, respectively.	5	5
Restricted cash	787	365
Like-kind exchange assets	—	851
Operating lease assets	45	51
Short-term investments	200	—
Other miscellaneous assets	14	13
Total	$1,297	$1,533

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $2 million for both three months ended September 30, 2022 and 2021, and $4 million and $5 million for the six months ended September 30, 2022 and 2021, respectively.

The Company's deferred like-kind exchange program was discontinued for state tax purposes in September 2022. The restricted cash balance as of September 30, 2022 includes $437 million of proceeds from the disposition of lease vehicles under the program that were returned to the Company, subject to restrictions until October 2022.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 11. Other Liabilities
Other liabilities consisted of the following:

	September 30, 2022	March 31, 2022

	(U.S. dollars in millions)
Dealer payables	$135	$99
Accrued interest expense	149	136
Accounts payable and accrued expenses	296	368
Lease security deposits	60	72
Unearned income, operating leases	281	317
Operating lease liabilities	52	57
Uncertain tax positions	92	94
Dividend Payable	—	133
Other liabilities	54	34
Total	$1,119	$1,310

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

Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2022
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$1,499	$—	$1,499
Cross currency swaps	—	—	—	—
Total assets	$—	$1,499	$—	$1,499
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$1,251	$—	$1,251
Cross currency swaps	—	1,382	—	1,382
Total liabilities	$—	$2,633	$—	$2,633

	March 31, 2022
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$931	$—	$931
Cross currency swaps	—	40	—	40
Total assets	$—	$971	$—	$971
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$683	$—	$683
Cross currency swaps	—	436	—	436
Total liabilities	$—	$1,119	$—	$1,119

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the six months ended September 30, 2022 and 2021. Refer to Note 5 for additional information on derivative instruments.

Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
September 30, 2022
Vehicles held for disposition	$—	$—	$28	$28	$5
September 30, 2021
Vehicles held for disposition	$—	$—	$27	$27	$5

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2022
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$2,098	—	—	$1,790	$1,790
Retail loans, net	32,784	—	—	31,696	31,696
Liabilities:
Commercial paper	$3,063	$—	$3,062	$—	$3,062
Bank loans	2,606	—	2,587	—	2,587
Medium-term note programs	24,340	—	22,761	—	22,761
Other debt	3,141	—	2,946	—	2,946
Secured debt	7,209	—	6,993	—	6,993

	March 31, 2022
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$2,061	—	—	$1,859	$1,859
Retail loans, net	35,420	—	—	35,161	35,161
Liabilities:
Commercial paper	$2,307	$—	$2,306	$—	$2,306
Bank loans	3,108	—	3,110	—	3,110
Medium-term note programs	28,684	—	28,055	—	28,055
Other debt	3,952	—	3,828	—	3,828
Secured debt	8,888	—	8,762	—	8,762

Fair value information presented in the tables above is based on information available at September 30, 2022 and March 31, 2022. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the three and six months ended September 30, 2022 and 2021 is summarized in the following tables:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended September 30, 2022
Revenues:
Retail	$314	$42	$—	$356
Dealer	22	2	—	24
Operating leases	1,410	277	—	1,687
Total revenues	1,746	321	—	2,067
Leased vehicle expenses	1,032	216	—	1,248
Interest expenses	160	39	—	199
Realized (gains)/losses on derivatives and foreign currency denominated debt	(14)	(10)	24	—
Net revenues	568	76	(24)	620
Other income, net	21	3	—	24
Total net revenues	589	79	(24)	644
Expenses:
General and administrative expenses	111	13	—	124
Provision for credit losses	28	3	—	31
Early termination loss on operating leases	13	1	—	14
Loss on derivative instruments	—	—	601	601
Gain on foreign currency revaluation of debt	—	—	(449)	(449)
Income before income taxes	$437	$62	$(176)	$323

Six months ended September 30, 2022
Revenues:
Retail	$634	$84	$—	$718
Dealer	37	4	—	41
Operating leases	2,887	568	—	3,455
Total revenues	3,558	656	—	4,214
Leased vehicle expenses	2,121	441	—	2,562
Interest expenses	311	69	—	380
Realized (gains)/losses on derivatives and foreign currency denominated debt	(14)	(11)	25	—
Net revenues	1,140	157	(25)	1,272
Other income, net	32	6	—	38
Total net revenues	1,172	163	(25)	1,310
Expenses:
General and administrative expenses	216	27	—	243
Provision for credit losses	47	5	—	52
Early termination loss on operating leases	12	1	—	13
Loss on derivative instruments	—	—	1,126	1,126
Gain on foreign currency revaluation of debt	—	—	(877)	(877)
Income before income taxes	$897	$130	$(274)	$753

September 30, 2022
Finance receivables, net	$31,061	$3,821	$—	$34,882
Investment in operating leases, net	25,538	4,145	—	29,683
Total assets	61,362	8,346	—	69,708

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended September 30, 2021
Revenues:
Retail	$370	$47	$—	$417
Dealer	13	3	—	16
Operating leases	1,659	326	—	1,985
Total revenues	2,042	376	—	2,418
Leased vehicle expenses	1,192	246	—	1,438
Interest expense	153	27	—	180
Realized (gains)/losses on derivatives and foreign currency denominated debt	36	6	(42)	—
Net revenues	661	97	42	800
Other income, net	11	4	—	15
Total net revenues	672	101	42	815
Expenses:
General and administrative expenses	106	14	—	120
Provision for credit losses	8	1	—	9
Early termination loss on operating leases	7	—	—	7
Loss on derivative instruments	—	—	229	229
Gain on foreign currency revaluation of debt	—	—	(178)	(178)
Income before income taxes	$551	$86	$(9)	$628

Six months ended September 30, 2021
Revenues:
Retail	$739	$95	$—	$834
Dealer	31	6	—	37
Operating leases	3,326	671	—	3,997
Total revenues	4,096	772	—	4,868
Leased vehicle expenses	2,347	503	—	2,850
Interest expense	315	55	—	370
Realized (gains)/losses on derivatives and foreign currency denominated debt	80	14	(94)	—
Net revenues	1,354	200	94	1,648
Other income, net	17	7	—	24
Total net revenues	1,371	207	94	1,672
Expenses:
General and administrative expenses	211	29	—	240
Provision for credit losses	(24)	1	—	(23)
Early termination loss on operating leases	2	(2)	—	—
Loss on derivative instruments	—	—	128	128
Gain on foreign currency revaluation of debt	—	—	(122)	(122)
Income before income taxes	$1,182	$179	$88	$1,449

September 30, 2021
Finance receivables, net	$35,983	$4,430	$—	$40,413
Investment in operating leases, net	30,996	5,154	—	36,150
Total assets	70,924	9,913	—	80,837

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
Our consumer financing assets continue to perform well and charge-offs remain below historical levels. However, the trend in delinquencies has increased over the past few quarters which may be attributable to the negative effects of inflationary pressures, rising interest rates, and other factors on consumers’ ability to perform on their obligations. Used vehicle prices remain strong due to the limited supply of new vehicles, with return rates on leased vehicles remaining at historically low levels. In addition, the rise in interest rates has increased the returns on more recently acquired financing assets and funding costs.
Segment Results—Comparison of the Three months ended September 30, 2022 and 2021
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Three months ended September 30,		Difference		Three months ended September 30,		Difference		Three months ended September 30,
	2022	2021	Amount	%	2022	2021	Amount	%	2022	2021

	(U.S. dollars in millions)
Revenues:
Retail	$314	$370	$(56)	(15)%	$42	$47	$(5)	(11)%	$356	$417
Dealer	22	13	9	69%	2	3	(1)	(33)%	24	16
Operating leases	1,410	1,659	(249)	(15)%	277	326	(49)	(15)%	1,687	1,985
Total revenues	1,746	2,042	(296)	(14)%	321	376	(55)	(15)%	2,067	2,418
Leased vehicle expenses	1,032	1,192	(160)	(13)%	216	246	(30)	(12)%	1,248	1,438
Interest expense	160	153	7	5%	39	27	12	44%	199	180
Realized (gains)/losses on derivatives and foreign currency debt	(14)	36	(50)	n/m	(10)	6	(16)	n/m	(24)	42
Net revenues	568	661	(93)	(14)%	76	97	(21)	(22)%	644	758
Other income	21	11	10	91%	3	4	(1)	(25)%	24	15
Total net revenues	589	672	(83)	(12)%	79	101	(22)	(22)%	668	773
Expenses:
General and administrative expenses	111	106	5	5%	13	14	(1)	(7)%	124	120
Provision for credit losses	28	8	20	n/m	3	1	2	n/m	31	9
Early termination loss on operating leases	13	7	6	n/m	1	—	1	n/m	14	7
Income before income taxes	$437	$551	$(114)	(21)%	$62	$86	$(24)	(28)%	$499	$637
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Three months ended September 30,		Difference		Three months ended September 30,		Difference
	2022	2021	Amount	%	2022	2021	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$29,815	$34,935	$(5,120)	(15)%	$3,762	$4,059	$(297)	(7)%
Average outstanding units	1,901	2,151	(250)	(12)%	268	289	(21)	(7)%
Effective yield	4.2%	4.2%			4.5%	4.7%

Dealer loans:
Average outstanding balance	$1,785	$1,799	$(14)	(1)%	$204	$425	$(221)	(52)%
Effective yield	4.8%	3.0%			4.8%	2.4%

Operating leases:
Average outstanding balance	$26,255	$31,052	$(4,797)	(15)%	$4,429	$5,226	$(797)	(15)%
Average outstanding units	1,080	1,309	(229)	(17)%	227	259	(32)	(12)%
Average monthly rental income(2)	$435	$423	$12	3%	$407	$419	$(12)	(3)%
Average monthly depreciation(2),(3)	$327	$314	$13	4%	$322	$324	$(2)	(1)%

Debt:
Average outstanding balance	$36,083	$45,806	$(9,723)	(21)%	$5,503	$6,601	$(1,098)	(17)%
Effective interest rate	1.8%	1.3%			2.8%	1.6%
_______________________
(1)Average outstanding balances and units based on month end amounts during respective periods. Effective yields and interest rates based on average outstanding month end balances. Average monthly rental income and depreciation based on average outstanding month end units.
(2)U.S. dollars per unit.
(3)Excludes gains on disposition of leased vehicles.

United States Segment
Revenues
–Revenue from retail loans decreased primarily due to lower average outstanding balances.
–Revenue from dealer loans increased due to higher yields which was partially offset by lower average outstanding wholesale flooring balances as a result of lower dealer inventory levels.
–Operating lease revenue decreased due to lower average outstanding units which was partially offset by an increase in average rental income per unit.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units which was partially offset by lower gains on disposition of leased vehicles and higher average depreciation expense per unit.

Interest expense
Interest expense increased due to higher average interest rates which was partially offset by lower average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivatives and foreign currency debt
Net realized gains during the second quarter of fiscal year 2023 consisted of gains on foreign currency denominated debt of $152 million and gains on pay fixed interest rate swaps of $98 million, which were partially offset by losses on cross currency interest rate swaps of $191 million and losses on pay float interest rate swaps of $45 million.
Provision for credit losses
Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to higher estimate of early termination losses. See —Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans decreased due to lower average outstanding balances, lower yields and the effect of foreign currency translation adjustments.
–Revenue from dealer loans decreased due to lower average outstanding wholesale flooring loan balances as the result of lower dealer inventory levels which was partially offset by higher yields.
–Operating lease revenue decreased due to lower average outstanding units, lower average rental income per unit and the effect of foreign currency translation adjustments.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units and the effect of foreign currency translation adjustments.
Interest expense
Interest expense increased due to higher average interest rates which was partially offset by lower average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivative instruments
Net realized gains on interest rate swaps during the second quarter of fiscal year 2023 were attributable to realized gains on pay fixed interest rate swaps of $16 million which were partially offset by realized losses on pay float interest rate swaps of 6 million.
Provision for credit losses
Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. See “—Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases
We recognized early termination losses on operating leases of $1 million during the second quarter of fiscal year 2023 compared to a reversal of early termination losses of less than $1 million during the same period in fiscal year 2022. See “—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 25.4% for the second quarter of fiscal year 2023 compared to 25.5% for the same period in fiscal year 2022. The Company's effective tax rate for the three months ended September 30, 2022 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).
Segment Results—Comparison of the Six months ended September 30, 2022 and 2021
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Six months ended September 30,		Difference		Six months ended September 30,		Difference		Six months ended September 30,
	2022	2021	Amount	%	2022	2021	Amount	%	2022	2021

	(U.S. dollars in millions)
Revenues:
Retail	$634	$739	$(105)	(14)%	$84	$95	$(11)	(12)%	$718	$834
Dealer	37	31	6	19%	4	6	(2)	(33)%	41	37
Operating leases	2,887	3,326	(439)	(13)%	568	671	(103)	(15)%	3,455	3,997
Total revenues	3,558	4,096	(538)	(13)%	656	772	(116)	(15)%	4,214	4,868
Leased vehicle expenses	2,121	2,347	(226)	(10)%	441	503	(62)	(12)%	2,562	2,850
Interest expense	311	315	(4)	(1)%	69	55	14	25%	380	370
Realized (gains)/losses on derivatives and foreign currency debt	(14)	80	(94)	n/m	(11)	14	(25)	n/m	(25)	94
Net revenues	1,140	1,354	(214)	(16)%	157	200	(43)	(22)%	1,297	1,554
Other income	32	17	15	88%	6	7	(1)	(14)%	38	24
Total net revenues	1,172	1,371	(199)	(15)%	163	207	(44)	(21)%	1,335	1,578
Expenses:
General and administrative expenses	216	211	5	2%	27	29	(2)	(7)%	243	240
Provision for credit losses	47	(24)	71	n/m	5	1	4	n/m	52	(23)
Early termination loss on operating leases	12	2	10	n/m	1	(2)	3	n/m	13	—
Income before income taxes	$897	$1,182	$(285)	(24)%	$130	$179	$(49)	(27)%	$1,027	$1,361
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Six months ended September 30,		Difference		Six months ended September 30,		Difference
	2022	2021	Amount	%	2022	2021	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$30,462	$34,618	$(4,156)	(12)%	$3,809	$4,034	$(225)	(6)%
Average outstanding units	1,933	2,152	(219)	(10)%	270	290	(20)	(7)%
Effective yield	4.2%	4.3%			4.4%	4.7%

Dealer loans:
Average outstanding balance	$1,785	$2,310	$(525)	(23)%	$210	$495	$(285)	(58)%
Effective yield	4.1%	2.7%			4.2%	2.3%

Operating leases:
Average outstanding balance	$27,086	$30,752	$(3,666)	(12)%	$4,590	$5,300	$(710)	(13)%
Average outstanding units	1,117	1,311	(194)	(15)%	232	263	(31)	(12)%
Average monthly rental income(2)	$431	$423	$8	2%	$408	$424	$(16)	(4)%
Average monthly depreciation(2),(3)	$325	$313	$12	4%	$321	$327	$(6)	(2)%

Debt:
Average outstanding balance	$37,690	$45,710	$(8,020)	(18)%	$5,616	$6,737	$(1,121)	(17)%
Effective interest rate	1.7%	1.4%			2.4%	1.6%
_______________________
(1)Average outstanding balances and units based on month end amounts during respective periods. Effective yields and interest rates based on average outstanding month end balances. Average monthly rental income and depreciation based on average outstanding month end units.
(2)U.S. dollars per unit.
(3)Excludes gains on disposition of leased vehicles.

United States Segment
Revenues
–Revenue from retail loans decreased due to lower average outstanding balances and lower yields.
–Revenue from dealer loans increased due to higher yields which was partially offset by lower average outstanding wholesale flooring loan balances as a result of lower dealer inventory levels. Dealer inventory levels continued to remain below historical levels during the six months ended September 30, 2022 due to supply chain disruptions that have negatively impacted the production of new vehicles.
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
Realized (gains)/losses on derivatives and foreign currency debt
Net realized gains during the first six months of fiscal year 2023 consisted of gains on pay fixed interest rate swaps of $101 million and gains on foreign currency denominated debt of $154 million, which were partially offset by losses on cross currency swaps of $212 million and losses on pay float interest rate swaps of $29 million
Provision for credit losses
We recognized a provision for credit losses during the first six months of fiscal year 2023 due to the increase in provision for retail loans as a result of an increase in expected losses due to an increase in the trend of delinquencies and charge-offs. We recognized a negative provision for credit losses during the first six months of fiscal year 2022 due to reductions to the allowance reflecting favorable revisions to forecasted economic factors and lower than expected net charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to higher estimate of early termination losses. See —Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans decreased due to lower yields, lower average outstanding balances and the effect of foreign currency translation adjustments.
–Revenue from dealer loans decreased due to lower average outstanding wholesale flooring loan balances as the result of lower dealer inventory levels and the effect of foreign currency translation adjustments.
–Operating lease revenue decreased due to lower average outstanding units and the effect of foreign currency translation adjustments.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units and the effect of foreign currency translation adjustments.
Interest expense
Interest expense increased due to higher average interest rates which was partially offset by lower average outstanding debt and the effect of foreign currency translation adjustments. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivative instruments
Net realized gains on interest rate swaps during the first six months of fiscal year 2023 were attributable to realized gains on pay fixed interest rate swaps of $14 million which were partially offset by realized losses on pay float interest rate swaps of 3 million.
Provision for credit losses
Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. See “—Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases
We recognized early termination losses on operating leases of $1 million during the first six months of fiscal year 2023 compared to a reversal of early termination losses of $2 million during the same period in fiscal year 2022. See “—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 26.4% for the first six months of fiscal year 2023 compared to 26.0% for the same period in fiscal year 2022. The Company's effective tax rate for the six months ended September 30, 2022 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended September 30,				Six months ended September 30,
	2022		2021		2022		2021
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)

United States Segment
Retail loans:
New auto	51	27	106	87	106	63	284	247
Used auto	24	7	19	4	43	11	37	8
Motorcycle and other	13	—	14	—	32	—	33	1
Total retail loans	88	34	139	91	181	74	354	256
Leases	53	50	107	95	105	99	269	253

Canada Segment
Retail loans	18	9	25	19	34	16	44	33
Leases	11	10	18	18	22	20	38	37

Consolidated
Retail loans	106	43	164	110	215	90	398	289
Leases	64	60	125	113	127	119	307	290
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
Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
United States Segment
New auto	47%	62%	46%	66%
Motorcycle	27%	28%	28%	29%

Canada Segment
New auto	79%	87%	77%	82%
Motorcycle	17%	22%	16%	22%

Consolidated
New auto	50%	64%	49%	68%
Motorcycle	26%	27%	27%	28%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	September 30, 2022	March 31, 2022	September 30, 2022	March 31, 2022

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$23,522	$25,953	1,379	1,491
Used auto	4,445	4,307	312	318
Motorcycle and other	1,194	1,229	181	186
Total retail loans	$29,161	$31,489	1,872	1,995
Investment in operating leases	$25,538	$28,691	1,045	1,191

Securitized retail loans (2)	$7,375	$8,849	604	693

Canada Segment
Retail loans	$3,623	$3,931	266	276
Investment in operating leases	$4,145	$4,933	223	242

Securitized retail loans (2)	$76	$184	10	21
Securitized investments in operating leases (2)	$207	$294	16	18

Consolidated
Retail loans	$32,784	$35,420	2,138	2,271
Investment in operating leases	$29,683	$33,624	1,268	1,433

Securitized retail loans (2)	$7,451	$9,033	614	714
Securitized investments in operating leases (2)	$207	$294	16	18
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.
In the United States segment, retail loan acquisition volumes decreased by 49% and lease acquisition volumes decreased by 61% during the first six months of fiscal year 2023 compared to the same period in fiscal year 2022. In the Canada segment, retail loan acquisition volumes decreased by 23% and lease acquisition volumes decreased by 42% during the first six months of fiscal year 2023 compared to the same period in fiscal year 2022. Supply chain disruptions continue to have a negative impact on the production of new vehicles and dealer inventory levels which contributed to the decline in acquisition volumes in both the United States and Canada segments. Reductions in incentive financing programs as a result of low dealer inventory levels further contributed to the decrease in acquisition volumes, lowering penetration rates most notably in the United States segment. The duration and severity of the supply chain disruptions are uncertain. Prolonged disruptions could materially impact the volume of future retail loan and lease acquisitions.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	September 30, 2022	March 31, 2022
United States Segment
Automobile	28%	28%
Motorcycle	97%	98%
Other	16%	17%

Canada Segment
Automobile	30%	33%
Motorcycle	95%	95%
Other	93%	94%

Consolidated
Automobile	29%	29%
Motorcycle	97%	97%
Other	19%	19%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
United States Segment
Automobile	21%	24%	21%	23%
Motorcycle	98%	98%	98%	98%
Other	7%	5%	8%	6%

Canada Segment
Automobile	27%	29%	27%	29%
Motorcycle	89%	91%	90%	92%
Other	97%	97%	97%	97%

Consolidated
Automobile	21%	24%	22%	24%
Motorcycle	97%	97%	97%	97%
Other	10%	8%	12%	10%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	September 30, 2022	March 31, 2022	September 30, 2022	March 31, 2022

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$788	$837	26	29
Motorcycle	189	192	28	30
Other	55	39	39	35
Total wholesale flooring loans	$1,032	$1,068	93	94
Commercial loans	$869	$763

Canada Segment
Wholesale flooring loans	$167	$196	34	32
Commercial loans	$30	$34

Consolidated
Wholesale flooring loans	$1,199	$1,264	127	126
Commercial loans	$899	$797
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment		Canada Segment		Consolidated
	As of or for the three months ended September 30,
	2022	2021	2022	2021	2022	2021

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$209	$246	$8	$9	$217	$255
Provision for credit losses	28	8	3	1	31	9
Charge-offs, net of recoveries	(25)	(13)	(1)	(1)	(26)	(14)
Effect of translation adjustment	—	—	(1)	—	(1)	—
Allowance for credit losses at end of period	$212	$241	$9	$9	$221	$250

Charge-offs as a percentage of average receivable balance (1), (3)	0.31%	0.15%	0.06%	0.05%	0.28%	0.13%

Operating leases:
Early termination loss on operating leases	$13	$7	$1	$—	$14	$7

	United States Segment		Canada Segment		Consolidated
	As of or for the six months ended September 30,
	2022	2021	2022	2021	2022	2021

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$204	$279	$7	$9	$211	$288
Provision for credit losses	47	(24)	5	1	52	(23)
Charge-offs, net of recoveries	(39)	(14)	(2)	(1)	(41)	(15)
Effect of translation adjustment	—	—	(1)	—	(1)	—
Allowance for credit losses at end of period	$212	$241	$9	$9	$221	$250

Charge-offs as a percentage of average receivable balance (1), (3)	0.24%	0.08%	0.07%	0.04%	0.22%	0.07%
Allowance as a percentage of ending receivable balance (1)	0.67%	0.66%	0.26%	0.20%	0.63%	0.61%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$120	$89	$4	$2	$124	$91
As a percentage of ending receivable balance (1),(2)	0.38%	0.24%	0.09%	0.05%	0.35%	0.22%

Operating leases:
Early termination loss on operating leases	$12	$2	$1	$(2)	$13	$—
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
(3)Percentages for the three and six months ended September 30, 2022 and 2021 have been annualized.

In the United States segment, we recognized a provision for credit losses on our finance receivables of $47 million during the first six months of fiscal year 2023 and a negative provision for credit losses of $24 million during the same period in fiscal year 2022. The provision for credit losses during the first six months of fiscal year 2023 was attributable to an increase in expected losses due to an increase in the trend of delinquencies and charge-offs. The negative provision during the first six months of fiscal year 2022 was attributable to the reduction in the allowance for credit losses reflecting favorable revisions to forecasted economic factors including forecasted personal bankruptcy rates and better than expected net charge-offs of retail loans during the period. We recognized early termination losses on operating leases of $12 million and $2 million during the first six months of fiscal year 2023 and 2022, respectively. Early termination losses on operating leases increased due to the increase in net charge-offs.
In the Canada segment, we recognized a provision for credit losses of $5 million on our finance receivables during the first six months of fiscal year 2023 and a provision for credit losses of $1 million during the same period in fiscal year 2022. The increase in provision for credit losses was due to higher provision for retail loans as a result of an increase in expected losses due to an increase in the trend of delinquencies and charge-offs. We recognized early termination losses on operating leases of $1 million during the first six months of fiscal year 2023 compared to a reversal of early termination losses of $2 million during the same period in fiscal year 2022.
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
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first six months of fiscal year 2023. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Estimates—Estimated End of Term Residual Values” below.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	121	120	245	272
Sales through auctions and dealer direct programs (3)	—	1	—	5
Total termination units	121	121	245	277

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	20	24	41	52
Sales through auctions and dealer direct programs (3)	—	—	—	1
Total termination units	20	24	41	53

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	141	144	286	324
Sales through auctions and dealer direct programs (3)	—	1	—	6
Total termination units	141	145	286	330
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

The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of September 30, 2022 and March 31, 2022 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of September 30, 2022 and March 31, 2022, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on September 30, 2022. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.
Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate
	September 30, 2022	March 31, 2022	September 30, 2022	March 31, 2022

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$2,118	$1,718	3.19%	0.79%
Bank loans	1,649	2,249	3.60%	1.47%
Public MTN program	24,319	28,659	1.75%	1.53%
Euro MTN programme	21	25	2.23%	2.23%
Total unsecured debt	28,107	32,651
Secured debt	7,015	8,517	1.27%	0.91%
Total debt	$35,122	$41,168

Canada Segment
Unsecured debt:
Commercial paper	$945	$589	3.49%	0.57%
Bank loans	957	859	4.49%	1.64%
Other debt	3,141	3,952	2.56%	2.20%
Total unsecured debt	5,043	5,400
Secured debt	194	371	4.18%	1.32%
Total debt	$5,237	$5,771

Consolidated
Unsecured debt:
Commercial paper	$3,063	$2,307	3.29%	0.74%
Bank loans	2,606	3,108	3.92%	1.52%
Public MTN program	24,319	28,659	1.75%	1.53%
Euro MTN programme	21	25	2.23%	2.23%
Other debt	3,141	3,952	2.56%	2.20%
Total unsecured debt	33,150	38,051
Secured debt	7,209	8,888	1.35%	0.93%
Total debt	$40,359	$46,939
Commercial Paper
As of September 30, 2022, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.8 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the six months ended September 30, 2022, consolidated commercial paper month-end outstanding principal balances ranged from $2.4 billion to $3.2 billion.

Bank Loans
During the six months ended September 30, 2022, AHFC did not enter into any new loan agreement. HCFI entered into a C$675 million ($488 million) floating rate term loan agreement. As of September 30, 2022, we had bank loans denominated in U.S. dollars and Canadian dollars with floating and fixed interest rates, in principal amounts ranging from $72 million to $500 million. As of September 30, 2022, the remaining maturities of all bank loans outstanding ranged from 157 days to approximately 4.5 years. The weighted average remaining maturity on all bank loans was 2.4 years as of September 30, 2022.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of September 30, 2022, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
Medium-Term Note (MTN) Programs
Public MTN Program
AHFC is a well-known seasoned issuer under SEC rules and issues Public MTNs pursuant to a registration statement on Form S-3 filed with the SEC. In August 2022, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs, which includes the issuance of foreign currency denominated notes into international markets. The aggregate principal amount of MTNs offered under this program may be increased from time to time.
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the six months ended September 30, 2022, AHFC did not issue any new notes. The weighted average remaining maturities of all Public MTNs was 2.3 years as of September 30, 2022.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of September 30, 2022, management believes that AHFC was in compliance with all covenants under the indenture.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2022, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.
The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	September 30, 2022	March 31, 2022

	(U.S. dollars in millions)
U.S. dollar	$19,165	$21,006
Euro	3,764	6,019
Sterling	1,390	1,634
Japanese yen	21	25
Total	$24,340	$28,684
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the six months ended September 30, 2022, HCFI did not enter into any new private placements. As of September 30, 2022, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 80 days to approximately 5.4 years. The weighted average remaining maturities of these notes was 2.4 years as of September 30, 2022.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2022, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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
During the six months ended September 30, 2022, we issued notes through asset-backed securitizations totaling $1.0 billion, which were secured by assets with an initial balance of $1.1 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 24, 2023, a $2.1 billion credit agreement, which expires on February 25, 2025, and a $1.4 billion credit agreement, which expires on February 25, 2027. As of September 30, 2022, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.4 billion) syndicated bank credit facility that includes a C$1.0 billion ($723 million) credit agreement, which expires on March 25, 2023 and a C$1.0 billion ($723 million) credit agreement, which expires March 25, 2027. As of September 30, 2022, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of September 30, 2022, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of September 30, 2022, no amounts were drawn upon under these agreements. These agreements expire in September 2023. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of September 30, 2022 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $16 million and $20 million during the three months ended September 30, 2022 and 2021, respectively, and $33 million and $39 million during the six months ended September 30, 2022 and 2021, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of September 30, 2022, AHFC and its consolidated subsidiaries had $50.8 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $13.8 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

Material Cash Requirements
The following table summarizes our material cash requirements, including from contractual obligations and excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve-month periods ending September 30,
	Total	2023	2024	2025	2026	2027	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$33,220	$13,379	$6,926	$4,451	$2,509	$1,384	$4,571
Secured debt obligations (1)	7,219	4,171	2,149	817	82	—	—
Interest payments on debt (2)	1,599	629	391	238	158	95	88
Total	$42,038	$18,179	$9,466	$5,506	$2,749	$1,479	$4,659

_______________________
(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of September 30, 2022.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of September 30, 2022.
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
Sensitivity Analysis
We applied the baseline economic scenarios for the United States and Canada that were obtained from a third party economic research firm in our models to determine our allowance for credit losses on retail loans and estimated early termination losses on operating lease assets as of September 30, 2022. These baseline economic scenarios represent forecasts of the most likely economic future, with an equal probability of economic conditions being better or worse than forecasted. Alternative economic scenarios were also obtained from the third party economic research firm. As an example of the sensitivity of our accounting estimates, we applied upside and downside economic scenarios in our models. The peak unemployment rate over the next 24 month period under the upside and downside economic scenarios in the United States was 3.4% and 7.9%, respectively. The resulting allowance for credit losses on retail loans under the upside and downside economic scenarios was $200 million and $346 million, respectively. Similarly, the resulting estimated early termination losses on operating lease assets were $76 million and $110 million, respectively.
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
Sensitivity Analysis
If future expected end of term market values for all outstanding operating leases as of September 30, 2022 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $46 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $10 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis is specific to the conditions in effect as of September 30, 2022 and does not consider the effect declines in estimated end of term market values may have on return rates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2022, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information on our material legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, which was filed with the SEC on June 23, 2022.
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

4.5(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.6(6)	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.7(7)(8)	Form of Fixed Rate Medium-Term Note, Series A and Form of Floating Rate Medium-Term Note, Series A.
31.1(9)	Certification of Principal Executive Officer
31.2(9)	Certification of Principal Financial Officer
32.1(10)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(10)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(9)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(9)	XBRL Taxonomy Extension Schema Document
101.CAL(9)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(9)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(9)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(9)	XBRL Taxonomy Extension Definition Linkbase Document
104(9)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
7.Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated August 11, 2022.
8.Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 11, 2022.
9.Filed herewith.
10.Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 10, 2022

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)