Form 10-Q
period 2022-12-31
AMERICAN HONDA FINANCE CORP
filed 2023-02-13
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of January 31, 2023, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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
For the quarter ended December 31, 2022

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

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share amounts)

	December 31, 2022	March 31, 2022
Assets
Cash and cash equivalents	$2,350	$2,607
Finance receivables, net of allowance for credit losses of $236 and $211	35,817	37,481
Investment in operating leases, net	28,643	33,624
Due from Parent and affiliated companies	85	62
Income taxes receivable	8	—
Other assets	627	1,533
Derivative instruments	1,438	971
Total assets	$68,968	$76,278
Liabilities and Equity
Debt	$39,721	$46,939
Due to Parent and affiliated companies	114	125
Income taxes payable	653	530
Deferred income taxes	5,965	6,803
Other liabilities	1,181	1,310
Derivative instruments	2,041	1,119
Total liabilities	49,675	56,826
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of December 31, 2022 and March 31, 2022	1,366	1,366
Retained earnings	16,926	16,901
Accumulated other comprehensive loss	(139)	(38)
Total shareholder’s equity	18,153	18,229
Noncontrolling interest in subsidiary	1,140	1,223
Total equity	19,293	19,452
Total liabilities and equity	$68,968	$76,278

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	December 31, 2022	March 31, 2022
Finance receivables, net	$6,751	$9,033
Investment in operating leases, net	189	294
Other assets	309	380
Total assets	$7,249	$9,707

Secured debt	$6,467	$8,888
Other liabilities	5	5
Total liabilities	$6,472	$8,893

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Revenues:
Retail	$363	$401	$1,081	$1,235
Dealer	33	15	74	52
Operating leases	1,588	1,924	5,043	5,921
Total revenues	1,984	2,340	6,198	7,208
Leased vehicle expenses	1,178	1,406	3,740	4,256
Interest expense	234	171	614	541
Net revenues	572	763	1,844	2,411
Other income, net	27	13	65	37
Total net revenues	599	776	1,909	2,448
Expenses:
General and administrative expenses	112	117	355	357
Provision for credit losses	49	(3)	101	(26)
Early termination loss on operating leases	20	10	33	10
(Gain)/Loss on derivative instruments	(404)	106	722	234
(Gain)/Loss on foreign currency revaluation of debt	401	(112)	(476)	(234)
Total expenses	178	118	735	341
Income before income taxes	421	658	1,174	2,107
Income tax expense	111	168	310	545
Net income	310	490	864	1,562
Less: Net income attributable to noncontrolling interest	19	33	73	103
Net income attributable to American Honda Finance Corporation	$291	$457	$791	$1,459

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Net income	$310	$490	$864	$1,562
Other comprehensive income:
Foreign currency translation adjustment	46	9	(194)	(17)
Comprehensive income	356	499	670	1,545
Less: Comprehensive (loss)/income attributable to noncontrolling interest	41	38	(20)	95
Comprehensive income attributable to American Honda Finance Corporation	$315	$461	$690	$1,450

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2021	$19,165	$16,626	$(44)	$1,366	$1,217
Net income	1,562	1,459	—	—	103
Other comprehensive loss	(17)	—	(9)	—	(8)
Dividends declared	(491)	(491)	—	—	—
Balance at December 31, 2021	$20,219	$17,594	$(53)	$1,366	$1,312

Balance at March 31, 2022	$19,452	$16,901	$(38)	$1,366	$1,223
Net income	864	791	—	—	73
Other comprehensive loss	(194)	—	(101)	—	(93)
Dividends declared	(829)	(766)	—	—	(63)
Balance at December 31, 2022	$19,293	$16,926	$(139)	$1,366	$1,140

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Nine months ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$864	$1,562
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	319	(126)
Provision for credit losses	101	(26)
Early termination loss on operating leases	33	10
Depreciation on leased vehicles	3,727	4,306
Accretion of unearned subsidy income	(802)	(1,104)
Amortization of deferred dealer participation and other deferred costs	238	281
Gain on disposition of leased vehicles	(89)	(162)
Deferred income taxes	(799)	91
Changes in operating assets and liabilities:
Income taxes receivable/payable	115	259
Other assets	839	(283)
Accrued interest/discounts on debt	65	11
Other liabilities	13	(553)
Due to/from Parent and affiliated companies	(32)	152
Net cash provided by operating activities	4,592	4,418
Cash flows from investing activities:
Finance receivables acquired	(11,455)	(14,939)
Principal collected on finance receivables	12,966	15,187
Net change in wholesale loans	(306)	1,978
Purchase of operating lease vehicles	(6,789)	(12,805)
Disposal of operating lease vehicles	7,840	8,942
Cash received for unearned subsidy income	466	932
Other investing activities, net	(6)	(6)
Net cash provided by/(used in) investing activities	2,716	(711)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Nine months ended December 31,
	2022	2021
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$19,358	$23,415
Paydown of commercial paper	(16,377)	(24,946)
Paydown of short-term debt	—	(240)
Proceeds from issuance of medium-term notes and other debt	515	5,186
Paydown of medium-term notes and other debt	(7,759)	(6,321)
Proceeds from issuance of secured debt	1,373	4,488
Paydown of secured debt	(3,782)	(4,582)
Dividends paid	(961)	(491)
Net cash used in financing activities	(7,633)	(3,491)
Effect of exchange rate changes on cash and cash equivalents	1	1
Net (decrease)/increase in cash and cash equivalents	(324)	217
Cash and cash equivalents and restricted cash at beginning of period	2,972	2,250
Cash and cash equivalents and restricted cash at end of period	$2,648	$2,467
Supplemental disclosures of cash flow information:
Interest paid	$368	$456
Income taxes paid	$996	$201

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	December 31,
	2022	2021
Cash and cash equivalents	$2,350	$2,132
Restricted cash included in other assets (1)	298	335
Total	$2,648	$2,467
---------------------------------------------------------
(1)Restricted cash balances relate to securitization arrangements (Note 9).

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

Recently Issued Accounting Standard
In March 2022, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13 and enhance the disclosure requirements for certain loan refinancings and restructurings when borrowers are experiencing financial difficulty. In addition, the amendments require the disclosure of current-period gross write-offs for financing receivables by year of origination in the vintage disclosures. The Company plans to adopt the new guidance effective April 1, 2023. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	December 31, 2022
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$33,794	$2,451	$36,245
Allowance for credit losses	(231)	(5)	(236)
Deferred dealer participation and other deferred costs	422	—	422
Unearned subsidy income	(614)	—	(614)
Finance receivables, net	$33,371	$2,446	$35,817

	March 31, 2022
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$36,028	$2,066	$38,094
Allowance for credit losses	(206)	(5)	(211)
Deferred dealer participation and other deferred costs	390	—	390
Unearned subsidy income	(792)	—	(792)
Finance receivables, net	$35,420	$2,061	$37,481

Finance receivables include retail loans with a net carrying amount of $6.8 billion and $9.0 billion as of December 31, 2022 and March 31, 2022, respectively, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and nine months ended December 31, 2022
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of October 1, 2022	$216	$5	$221
Provision	49	—	49
Charge-offs	(56)	—	(56)
Recoveries	22	—	22
Effect of translation adjustment	—	—	—
Ending balance as of December 31, 2022	$231	$5	$236

Beginning balance as of April 1, 2022	$206	$5	$211
Provision	101	—	101
Charge-offs	(140)	—	(140)
Recoveries	65	—	65
Effect of translation adjustment	(1)	—	(1)
Ending balance as of December 31, 2022	$231	$5	$236

	Three and nine months ended December 31, 2021
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of October 1, 2021	$243	$7	$250
Provision	(2)	(1)	(3)
Charge-offs	(39)	—	(39)
Recoveries	20	—	20
Ending balance as of December 31, 2021	$222	$6	$228

Beginning balance as of April 1, 2021	$280	$8	$288
Provision	(24)	(2)	(26)
Charge-offs	(102)		(102)
Recoveries	68	—	68
Ending balance as of December 31, 2021	$222	$6	$228

The allowance increased during the nine months ended December 31, 2022 reflecting an increase in expected credit losses due to higher delinquencies and net charge-offs on retail loans during the period.
There were no modifications to the terms of dealer loan contracts that constituted troubled debt restructurings during the nine months ended December 31, 2022 and 2021. The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the nine months ended December 31, 2022 and 2021. The Company does allow limited payment deferrals on consumer finance receivables. These payment deferrals are not treated as troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period.

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

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
December 31, 2022
Retail loans:
New auto	$233	$66	$16	$315	$26,483	$26,798
Used and certified auto	110	34	9	153	5,379	5,532
Motorcycle and other	16	6	3	25	1,247	1,272
Total retail loans	359	106	28	493	33,109	33,602
Dealer loans:
Wholesale flooring	—	—	—	—	1,557	1,557
Commercial loans	—	—	—	—	894	894
Total dealer loans	—	—	—	—	2,451	2,451
Total finance receivables	$359	$106	$28	$493	$35,560	$36,053

March 31, 2022
Retail loans:
New auto	$194	$50	$11	$255	$29,297	$29,552
Used and certified auto	78	22	5	105	4,615	4,720
Motorcycle and other	13	4	2	19	1,335	1,354
Total retail loans	285	76	18	379	35,247	35,626
Dealer loans:
Wholesale flooring	—	—	—	—	1,266	1,266
Commercial loans	—	—	—	—	800	800
Total dealer loans	—	—	—	—	2,066	2,066
Total finance receivables	$285	$76	$18	$379	$37,313	$37,692

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2023	2022	2021	2020	2019	Prior	Total

	(U.S. dollars in millions)
December 31, 2022
Credit grade A	$5,551	$6,631	$5,838	$1,878	$926	$267	$21,091
Credit grade B	1,961	1,855	1,459	587	291	122	6,275
Credit grade C	1,289	1,294	998	472	235	110	4,398
Credit grade D	305	329	288	222	112	54	1,310
Others	155	161	109	59	28	16	528
Total retail loans	$9,261	$10,270	$8,692	$3,218	$1,592	$569	$33,602

	Retail loans by vintage fiscal year

	2022	2021	2020	2019	2018	Prior	Total

	(U.S. dollars in millions)
March 31, 2022
Credit grade A	$8,849	$8,065	$3,073	$1,912	$727	$169	$22,795
Credit grade B	2,433	2,010	898	525	271	74	6,211
Credit grade C	1,713	1,409	718	405	228	64	4,537
Credit grade D	451	418	341	188	100	33	1,531
Others	214	153	91	56	25	13	552
Total retail loans	$13,660	$12,055	$5,121	$3,086	$1,351	$353	$35,626
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

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2023	2022	2021	2020	2019	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
December 31, 2022
Group I	$59	$10	$163	$55	$28	$97	$416	$974	$1,802
Group II	1	5	29	6	—	25	—	582	648
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$60	$15	$192	$61	$28	$122	$416	$1,557	$2,451

	Commercial loans by vintage fiscal year

	2022	2021	2020	2019	2018	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
March 31, 2022
Group I	$11	$207	$56	$18	$32	$99	$317	$671	$1,411
Group II	6	3	7	17	22	5	—	595	655
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$17	$210	$63	$35	$54	$104	$317	$1,266	$2,066

Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	December 31, 2022	March 31, 2022

	(U.S. dollars in millions)
Operating lease vehicles	$37,380	$42,990
Accumulated depreciation	(8,059)	(8,529)
Deferred dealer participation and initial direct costs	91	114
Unearned subsidy income	(686)	(869)
Estimated early termination losses	(83)	(82)
Investment in operating leases, net	$28,643	$33,624

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Operating lease revenue consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021

	(U.S. dollars in millions)
Lease payments	$1,447	$1,725	$4,562	$5,247
Subsidy income and dealer rate participation, net	131	190	434	626
Reimbursed lessor costs	10	9	47	48
Total operating lease revenue, net	$1,588	$1,924	$5,043	$5,921

Leased vehicle expenses consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021

	(U.S. dollars in millions)
Depreciation expense	$1,177	$1,412	$3,727	$4,306
Initial direct costs and other lessor costs	27	29	102	112
Gain on disposition of leased vehicles (1)	(26)	(35)	(89)	(162)
Total leased vehicle expenses, net	$1,178	$1,406	$3,740	$4,256
________________________
(1)Included in the gain on disposition of leased vehicles are end of term charges of $1 million for both the three months ended December 31, 2022, and 2021, respectively, and $2 million and $17 million for the nine months ended December 31, 2022 and 2021, respectively.
Investment in operating leases includes lease assets with a net carrying amount of $189 million and $294 million as of December 31, 2022 and March 31, 2022, respectively, which have been transferred to SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These investments in operating leases are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.
Contractual operating lease payments due as of December 31, 2022 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve-month periods ending December 31,	(U.S. dollars in millions)

2023	$4,654
2024	2,607
2025	936
2026	190
2027	47
Total	$8,434
The Company recognized early termination losses on operating leases of $20 million and of $10 million during the three months ended December 31, 2022 and 2021, respectively, and $33 million and $10 million during the nine months ended December 31, 2022 and 2021, respectively. Net realized losses totaled $19 million and $8 million during the three months ended December 31, 2022 and 2021, respectively, and $32 million and $13 million during the nine months ended December 31, 2022 and 2021, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $3 million and $2 million for the three months ended December 31, 2022 and 2021, respectively, and $5 million and $4 million for the nine months ended December 31, 2022 and 2021, respectively.
No impairment losses due to declines in estimated residual values were recognized during the three and nine months ended December 31, 2022 and 2021.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate		Contractual interest rate ranges
	December 31, 2022	March 31, 2022	December 31, 2022	March 31, 2022	December 31, 2022	March 31, 2022

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,243	$2,307	4.74%	0.74%	3.60 - 5.01%	0.33 - 1.21%
Bank loans	2,625	3,108	4.93%	1.52%	2.01 - 5.72%	0.94 - 2.01%
Public MTN program	22,379	28,659	1.84%	1.53%	0.30 - 5.16%	0.30 - 3.63%
Euro MTN programme	23	25	2.23%	2.23%	2.23 - 2.23%	2.23 - 2.23%
Other debt	2,984	3,952	2.67%	2.20%	1.34 - 5.08%	1.05 - 3.44%
Total unsecured debt	33,254	38,051
Secured debt	6,467	8,888	1.62%	0.93%	0.20 - 5.21%	0.14 - 3.30%
Total debt	$39,721	$46,939

As of December 31, 2022, the outstanding principal balance of long-term debt with floating interest rates totaled $4.6 billion, long-term debt with fixed interest rates totaled $29.4 billion, and short-term debt with floating or fixed interest rates totaled $5.7 billion. As of March 31, 2022, the outstanding principal balance of long-term debt with floating interest rates totaled $5.9 billion, long-term debt with fixed interest rates totaled $37.9 billion, and short-term debt with floating or fixed interest rates totaled $3.1 billion.
Commercial Paper
As of December 31, 2022 and March 31, 2022, the Company had commercial paper programs that provide the Company with available funds of up to $8.8 billion and $9.0 billion, respectively at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $3.4 billion and $5.6 billion during the nine months ended December 31, 2022 and 2021, respectively. The maximum balance outstanding at any month-end during the nine months ended December 31, 2022 and 2021 was $5.3 billion and $6.7 billion, respectively.
Bank Loans
Outstanding bank loans at December 31, 2022 were either short-term or long-term, with floating or fixed interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of December 31, 2022 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Medium-Term Note (MTN) Programs
Public MTN Program
In August 2022, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of December 31, 2022 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program as of December 31, 2022. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which contains certain covenants, including negative pledge provisions.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of December 31, 2022 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of December 31, 2022 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans and operating leases. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 24, 2023, a $2.1 billion credit agreement, which expires on February 25, 2025, and a $1.4 billion credit agreement, which expires on February 25, 2027. As of December 31, 2022, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.5 billion syndicated bank credit facility that includes a $738 million credit agreement, which expires on March 25, 2023 and a $738 million credit agreement, which expires on March 25, 2027. As of December 31, 2022, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of December 31, 2022, no amounts were drawn upon under these agreements. These agreements expire in September 2023. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

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

	December 31, 2022			March 31, 2022
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$56,166	$1,438	$1,168	$61,941	$931	$683
Cross currency swaps	4,972	—	873	7,920	40	436
Gross derivative assets/liabilities		1,438	2,041		971	1,119
Collateral posted/held		—	57		5	28
Counterparty netting adjustment		(1,254)	(1,254)		(804)	(804)
Net derivative assets/liabilities		$184	$844		$172	$343

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021

	(U.S. dollars in millions)
Interest rate swaps	$67	$54	$137	$97
Cross currency swaps	337	(160)	(859)	(331)
Total (loss)/gain on derivative instruments	$404	$(106)	$(722)	$(234)

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended December 31,		Nine months ended December 31,
Income Statement	2022	2021	2022	2021

	(U.S. dollars in millions)
Revenue:
Subsidy income	$243	$342	$797	$1,097
General and administrative expenses:
Support Compensation Agreement fees	15	19	48	58
Benefit plan expenses	2	2	6	6
Shared services	17	18	54	54
Lease expense	1	1	3	3

Balance Sheet	December 31, 2022	March 31, 2022

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(607)	$(783)
Investment in operating leases, net:
Unearned subsidy income	(685)	(867)
Due from Parent and affiliated companies	85	62
Liabilities:
Due to Parent and affiliated companies	114	125
Other liabilities:
Accrued benefit expenses	62	63
Dividend Payable	—	133
Operating lease liabilities	14	15

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
Other
The majority of the amounts due from the Parent and affiliated companies at December 31, 2022 and March 31, 2022 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at December 31, 2022 and March 31, 2022 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
AHFC leases its premises from its parent, AHM.
In July 2022 and 2021, AHFC declared and paid cash dividends of $766 million and $491 million, respectively, to its parent, AHM.
In July 2022, HCFI declared and paid cash dividends to AHFC and HCI of $69 million and $63 million, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 7. Income Taxes
On August 16, 2022, the U.S. government enacted budget reconciliation legislation commonly called the Inflation Reduction Act of 2022 (IRA) that authorizes major policy changes with regard to energy, environment, healthcare, and tax issues. The IRA makes significant changes to the U.S. tax code that, if applicable, will impact the Company’s subsequent fiscal years, beginning with the fiscal year ending March 31, 2024. Some of the key tax provisions of the IRA that could potentially impact the Company include a new corporate alternative minimum tax imposed on adjusted financial statement income of applicable corporations; a new tax credit for qualified commercial clean vehicles to promote climate change mitigation and clean energy; amendments to the existing clean vehicle tax credit; and a new tax credit for previously owned clean vehicles. As of December 31, 2022, there was no material impact on the Company’s March 31, 2023 financial statements. The Company is still evaluating the potential impact of the changes in tax law to future periods based on interim guidance issued in December 2022, as well as the pending issuance of additional proposed guidance and regulations by the Treasury and Internal Revenue Service.
The Company's effective tax rate was 26.4% and 25.5% for the three months ended December 31, 2022 and 2021, respectively, and 26.4% and 25.9% for the nine months ended December 31, 2022 and 2021, respectively. The increase in effective tax rates for the three and nine months ended December 31, 2022 was primarily due to an increase in state taxes and foreign taxes, respectively. The Company's effective tax rates for the three and nine months ended December 31, 2022, differ from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At December 31, 2022, $1.0 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of December 31, 2022 were to be distributed, the tax liability associated with these earnings would be $60 million, inclusive of currency translation adjustments.
As of December 31, 2022, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2021, and returns filed for the taxable years ended March 31, 2008 through 2021 in various U.S. states. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2016 through 2022, federally, and returns filed for the taxable years ended March 31, 2010 through 2022, except for 2011 through 2014, provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years and does not expect any material changes in the amounts of unrecognized tax benefits during the fiscal year ending March 31, 2023.

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
In November 2020, the Company finalized plans to consolidate its nine regional offices in the United States into three customer and dealer services centers located in California, Texas, and Georgia. The Company completed the consolidation into three service centers in January 2023.
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At December 31, 2022, maturities of operating lease liabilities were as follows:

Twelve-month periods ending December 31,	(U.S. dollars in millions)

2023	$9
2024	9
2025	9
2026	10
2027	10
Thereafter	34
Total undiscounted future lease obligations	81
Less: imputed interest	(11)
Operating lease liabilities	$70

Lease expense under operating leases was $2 million and $3 million for the three months ended December 31, 2022 and 2021, respectively, and $7 million and $8 million for the nine months ended December 31, 2022 and 2021. Rent expense is included within general and administrative expenses.
As of December 31, 2022, the weighted average remaining lease term for operating leases was 8.5 years and the weighted average remaining discount rate for operating leases was 2.98%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $416 million as of December 31, 2022. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $5 million as of December 31, 2022.

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
During the nine months ended December 31, 2022 and 2021, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $1.4 billion and $4.5 billion, respectively. The notes were secured by assets with an initial balance of $1.5 billion and $4.9 billion, respectively.
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

	December 31, 2022

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$6,751	$296	$11	$6,364	$4
Operating lease securitizations	189	1	1	103	1
Total	$6,940	$297	$12	$6,467	$5

	March 31, 2022

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,033	$364	$14	$8,683	$3
Operating lease securitizations	294	1	1	205	2
Total	$9,327	$365	$15	$8,888	$5
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of December 31, 2022 and March 31, 2022, AHFC and HCFI had combined cash collections of $344 million and $529 million, respectively, which were required to be remitted to the SPEs.

Note 10. Other Assets
Other assets consisted of the following:

	December 31, 2022	March 31, 2022

	(U.S. dollars in millions)
Interest receivable and other assets	$101	$82
Vehicles held for disposition	42	51
Other receivables	87	93
Software, net of accumulated amortization of $176 and $173 as of December 31, 2022 and March 31, 2022, respectively	21	22
Property and equipment, net of accumulated depreciation of $5 and $16 as of December 31, 2022 and March 31, 2022, respectively.	5	5
Restricted cash	298	365
Like-kind exchange assets	—	851
Operating lease assets	63	51
Other miscellaneous assets	10	13
Total	$627	$1,533

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $2 million for both three months ended December 31, 2022 and 2021, and $6 million and $7 million for the nine months ended December 31, 2022 and 2021, respectively.

The Company's deferred like-kind exchange program was discontinued for state tax purposes in September 2022.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 11. Other Liabilities
Other liabilities consisted of the following:

	December 31, 2022	March 31, 2022

	(U.S. dollars in millions)
Dealer payables	$164	$99
Accrued interest expense	164	136
Accounts payable and accrued expenses	304	368
Lease security deposits	59	72
Unearned income, operating leases	271	317
Operating lease liabilities	70	57
Uncertain tax positions	92	94
Dividend Payable	—	133
Other liabilities	57	34
Total	$1,181	$1,310

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

Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$1,438	$—	$1,438
Cross currency swaps	—	—	—	—
Total assets	$—	$1,438	$—	$1,438
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$1,168	$—	$1,168
Cross currency swaps	—	873	—	873
Total liabilities	$—	$2,041	$—	$2,041

	March 31, 2022
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$931	$—	$931
Cross currency swaps	—	40	—	40
Total assets	$—	$971	$—	$971
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$683	$—	$683
Cross currency swaps	—	436	—	436
Total liabilities	$—	$1,119	$—	$1,119

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the nine months ended December 31, 2022 and 2021. Refer to Note 5 for additional information on derivative instruments.

Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
December 31, 2022
Vehicles held for disposition	$—	$—	$32	$32	$8
December 31, 2021
Vehicles held for disposition	$—	$—	$26	$26	$4

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$2,446	—	—	$2,166	$2,166
Retail loans, net	33,371	—	—	32,210	32,210
Liabilities:
Commercial paper	$5,243	$—	$5,242	$—	$5,242
Bank loans	2,625	—	2,614	—	2,614
Medium-term note programs	22,402	—	20,933	—	20,933
Other debt	2,984	—	2,812	—	2,812
Secured debt	6,467	—	6,274	—	6,274

	March 31, 2022
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$2,061	—	—	$1,859	$1,859
Retail loans, net	35,420	—	—	35,161	35,161
Liabilities:
Commercial paper	$2,307	$—	$2,306	$—	$2,306
Bank loans	3,108	—	3,110	—	3,110
Medium-term note programs	28,684	—	28,055	—	28,055
Other debt	3,952	—	3,828	—	3,828
Secured debt	8,888	—	8,762	—	8,762

Fair value information presented in the tables above is based on information available at December 31, 2022 and March 31, 2022. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the three and nine months ended December 31, 2022 and 2021 is summarized in the following tables:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended December 31, 2022
Revenues:
Retail	$321	$42	$—	$363
Dealer	29	4	—	33
Operating leases	1,335	253	—	1,588
Total revenues	1,685	299	—	1,984
Leased vehicle expenses	979	199	—	1,178
Interest expenses	189	45	—	234
Realized (gains)/losses on derivatives and foreign currency denominated debt	(34)	(13)	47	—
Net revenues	551	68	(47)	572
Other income, net	23	4	—	27
Total net revenues	574	72	(47)	599
Expenses:
General and administrative expenses	98	14	—	112
Provision for credit losses	47	2	—	49
Early termination loss on operating leases	20	—	—	20
Loss on derivative instruments	—	—	(404)	(404)
Gain on foreign currency revaluation of debt	—	—	401	401
Income before income taxes	$409	$56	$(44)	$421

Nine months ended December 31, 2022
Revenues:
Retail	$955	$126	$—	$1,081
Dealer	66	8	—	74
Operating leases	4,222	821	—	5,043
Total revenues	5,243	955	—	6,198
Leased vehicle expenses	3,100	640	—	3,740
Interest expenses	500	114	—	614
Realized (gains)/losses on derivatives and foreign currency denominated debt	(48)	(24)	72	—
Net revenues	1,691	225	(72)	1,844
Other income, net	55	10	—	65
Total net revenues	1,746	235	(72)	1,909
Expenses:
General and administrative expenses	314	41	—	355
Provision for credit losses	94	7	—	101
Early termination loss on operating leases	32	1	—	33
Loss on derivative instruments	—	—	722	722
Gain on foreign currency revaluation of debt	—	—	(476)	(476)
Income before income taxes	$1,306	$186	$(318)	$1,174

December 31, 2022
Finance receivables, net	$31,809	$4,008	$—	$35,817
Investment in operating leases, net	24,535	4,108	—	28,643
Total assets	60,403	8,565	—	68,968

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended December 31, 2021
Revenues:
Retail	$355	$46	$—	$401
Dealer	13	2	—	15
Operating leases	1,605	319	—	1,924
Total revenues	1,973	367	—	2,340
Leased vehicle expenses	1,163	243	—	1,406
Interest expense	144	27	—	171
Realized (gains)/losses on derivatives and foreign currency denominated debt	27	5	(32)	—
Net revenues	639	92	32	763
Other income, net	10	3	—	13
Total net revenues	649	95	32	776
Expenses:
General and administrative expenses	104	13	—	117
Provision for credit losses	(3)	—	—	(3)
Early termination loss on operating leases	9	1	—	10
Loss on derivative instruments	—	—	106	106
Gain on foreign currency revaluation of debt	—	—	(112)	(112)
Income before income taxes	$539	$81	$38	$658

Nine months ended December 31, 2021
Revenues:
Retail	$1,094	$141	$—	$1,235
Dealer	44	8	—	52
Operating leases	4,931	990	—	5,921
Total revenues	6,069	1,139	—	7,208
Leased vehicle expenses	3,510	746	—	4,256
Interest expense	459	82	—	541
Realized (gains)/losses on derivatives and foreign currency denominated debt	107	19	(126)	—
Net revenues	1,993	292	126	2,411
Other income, net	27	10	—	37
Total net revenues	2,020	302	126	2,448
Expenses:
General and administrative expenses	315	42	—	357
Provision for credit losses	(27)	1	—	(26)
Early termination loss on operating leases	11	(1)	—	10
Loss on derivative instruments	—	—	234	234
Gain on foreign currency revaluation of debt	—	—	(234)	(234)
Income before income taxes	$1,721	$260	$126	$2,107

December 31, 2021
Finance receivables, net	$34,733	$4,275	$—	$39,008
Investment in operating leases, net	30,139	5,021	—	35,160
Total assets	68,704	9,584	—	78,288

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
Our consumer financing assets continue to perform well and net charge-offs remain low. However, the trend in delinquencies has increased over the past few quarters which may be attributable to the negative effects of inflationary pressures, rising interest rates, and other factors on consumers’ ability to perform on their obligations. Used vehicle prices remain strong due to the limited supply of new vehicles, with return rates on leased vehicles remaining at historically low levels. In addition, the rise in interest rates has increased the returns on more recently acquired financing assets and funding costs.
Segment Results—Comparison of the Three months ended December 31, 2022 and 2021
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Three months ended December 31,		Difference		Three months ended December 31,		Difference		Three months ended December 31,
	2022	2021	Amount	%	2022	2021	Amount	%	2022	2021

	(U.S. dollars in millions)
Revenues:
Retail	$321	$355	$(34)	(10)%	$42	$46	$(4)	(9)%	$363	$401
Dealer	29	13	16	123%	4	2	2	100%	33	15
Operating leases	1,335	1,605	(270)	(17)%	253	319	(66)	(21)%	1,588	1,924
Total revenues	1,685	1,973	(288)	(15)%	299	367	(68)	(19)%	1,984	2,340
Leased vehicle expenses	979	1,163	(184)	(16)%	199	243	(44)	(18)%	1,178	1,406
Interest expense	189	144	45	31%	45	27	18	67%	234	171
Realized (gains)/losses on derivatives and foreign currency debt	(34)	27	(61)	n/m	(13)	5	(18)	n/m	(47)	32
Net revenues	551	639	(88)	(14)%	68	92	(24)	(26)%	619	731
Other income	23	10	13	130%	4	3	1	33%	27	13
Total net revenues	574	649	(75)	(12)%	72	95	(23)	(24)%	646	744
Expenses:
General and administrative expenses	98	104	(6)	(6)%	14	13	1	8%	112	117
Provision for credit losses	47	(3)	50	n/m	2	—	2	n/m	49	(3)
Early termination loss on operating leases	20	9	11	n/m	—	1	(1)	(100)%	20	10
Income before income taxes	$409	$539	$(130)	(24)%	$56	$81	$(25)	(31)%	$465	$620
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Three months ended December 31,		Difference		Three months ended December 31,		Difference
	2022	2021	Amount	%	2022	2021	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$29,518	$33,942	$(4,424)	(13)%	$3,745	$4,078	$(333)	(8)%
Average outstanding units	1,867	2,098	(231)	(11)%	266	286	(20)	(7)%
Effective yield	4.4%	4.2%			4.5%	4.6%

Dealer loans:
Average outstanding balance	$2,032	$1,600	$432	27%	$218	$297	$(79)	(27)%
Effective yield	5.9%	3.2%			6.0%	2.8%

Operating leases:
Average outstanding balance	$25,034	$30,575	$(5,541)	(18)%	$4,153	$5,105	$(952)	(19)%
Average outstanding units	1,019	1,279	(260)	(20)%	219	253	(34)	(13)%
Average monthly rental income(2)	$437	$418	$19	5%	$385	$421	$(36)	(9)%
Average monthly depreciation(2),(3)	$328	$312	$16	5%	$306	$325	$(19)	(6)%

Debt:
Average outstanding balance	$34,575	$44,015	$(9,440)	(21)%	$5,317	$6,303	$(986)	(16)%
Effective interest rate	2.2%	1.3%			3.4%	1.7%
_______________________
(1)Average outstanding balances and units based on month end amounts during respective periods. Effective yields and interest rates based on average outstanding month end balances. Average monthly rental income and depreciation based on average outstanding month end units.
(2)U.S. dollars per unit.
(3)Excludes gains on disposition of leased vehicles.

United States Segment
Revenues
–Revenue from retail loans decreased due to lower average outstanding balances, which was partially offset by higher yields.
–Revenue from dealer loans increased due to higher yields and higher average outstanding wholesale flooring balances.
–Operating lease revenue decreased due to lower average outstanding units, which was partially offset by an increase in average rental income per unit.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units, which was partially offset by lower gains on disposition of leased vehicles and higher average depreciation expense per unit.

Interest expense
Interest expense increased due to higher average interest rates, which was partially offset by lower average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivatives and foreign currency debt
Net realized gains during the third quarter of fiscal year 2023 consisted of gains on pay fixed interest rate swaps of $192 million and gains on foreign currency denominated debt of $161 million, which were partially offset by losses on cross currency interest rate swaps of $213 million and losses on pay float interest rate swaps of $106 million.
Provision for credit losses
We recognized a provision for credit losses during the third quarter of fiscal year 2023 due to the increase in provision for retail loans as a result of an increase in expected losses due to the increase in the trend of delinquencies and net charge-offs. We recognized a negative provision for credit loss during the third quarter of fiscal year 2022 due to reductions to the allowance reflecting favorable revisions to forecasted economic factors and lower than expected net charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to higher estimate of early termination losses. See —Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans decreased due to lower average outstanding balances and the effect of foreign currency translation adjustments.
–Revenue from dealer loans increased due to higher yields, which was partially offset by lower average outstanding wholesale flooring loan balances as the result of lower dealer inventory levels.
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
Realized (gains)/losses on derivative instruments
Net realized gains on interest rate swaps during the third quarter of fiscal year 2023 were attributable to realized gains on pay fixed interest rate swaps of $30 million which were partially offset by realized losses on pay float interest rate swaps of $17 million.
Provision for credit losses
Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and net charge-offs. See “—Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases
We recognized early termination losses on operating leases of less than $1 million during the third quarter of fiscal year 2023 compared to early termination losses of $1 million during the same period in fiscal year 2022. See “—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 26.4% for the third quarter of fiscal year 2023 compared to 25.5% for the same period in fiscal year 2022. The increase in the effective tax rate was primarily due to an increase in state taxes. The Company's effective tax rate for the three months ended December 31, 2022 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).
Segment Results—Comparison of the Nine months ended December 31, 2022 and 2021
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Nine months ended December 31,		Difference		Nine months ended December 31,		Difference		Nine months ended December 31,
	2022	2021	Amount	%	2022	2021	Amount	%	2022	2021

	(U.S. dollars in millions)
Revenues:
Retail	$955	$1,094	$(139)	(13)%	$126	$141	$(15)	(11)%	$1,081	$1,235
Dealer	66	44	22	50%	8	8	—	—%	74	52
Operating leases	4,222	4,931	(709)	(14)%	821	990	(169)	(17)%	5,043	5,921
Total revenues	5,243	6,069	(826)	(14)%	955	1,139	(184)	(16)%	6,198	7,208
Leased vehicle expenses	3,100	3,510	(410)	(12)%	640	746	(106)	(14)%	3,740	4,256
Interest expense	500	459	41	9%	114	82	32	39%	614	541
Realized (gains)/losses on derivatives and foreign currency debt	(48)	107	(155)	(145)%	(24)	19	(43)	n/m	(72)	126
Net revenues	1,691	1,993	(302)	(15)%	225	292	(67)	(23)%	1,916	2,285
Other income	55	27	28	104%	10	10	—	—%	65	37
Total net revenues	1,746	2,020	(274)	(14)%	235	302	(67)	(22)%	1,981	2,322
Expenses:
General and administrative expenses	314	315	(1)	—%	41	42	(1)	(2)%	355	357
Provision for credit losses	94	(27)	121	n/m	7	1	6	n/m	101	(26)
Early termination loss on operating leases	32	11	21	191%	1	(1)	2	(200)%	33	10
Income before income taxes	$1,306	$1,721	$(415)	(24)%	$186	$260	$(74)	(28)%	$1,492	$1,981
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Nine months ended December 31,		Difference		Nine months ended December 31,		Difference
	2022	2021	Amount	%	2022	2021	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$30,194	$34,344	$(4,150)	(12)%	$3,801	$4,045	$(244)	(6)%
Average outstanding units	1,913	2,133	(220)	(10)%	269	288	(19)	(7)%
Effective yield	4.2%	4.2%			4.4%	4.7%

Dealer loans:
Average outstanding balance	$1,871	$2,100	$(229)	(11)%	$215	$432	$(217)	(50)%
Effective yield	4.8%	2.8%			4.8%	2.4%

Operating leases:
Average outstanding balance	$26,420	$30,657	$(4,237)	(14)%	$4,460	$5,236	$(776)	(15)%
Average outstanding units	1,085	1,299	(214)	(16)%	228	260	(32)	(12)%
Average monthly rental income(2)	$432	$422	$10	2%	$401	$423	$(22)	(5)%
Average monthly depreciation(2),(3)	$326	$313	$13	4%	$316	$326	$(10)	(3)%

Debt:
Average outstanding balance	$36,701	$45,072	$(8,371)	(19)%	$5,534	$6,588	$(1,054)	(16)%
Effective interest rate	1.8%	1.4%			2.7%	1.7%
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
–Revenue from dealer loans increased due to higher yields, which was partially offset by lower average outstanding wholesale flooring loan balances as a result of lower dealer inventory levels. Dealer inventory levels continued to remain below historical levels during the nine months ended December 31, 2022 due to supply chain disruptions that have negatively impacted the production of new vehicles.
–Operating lease revenue decreased due to lower average outstanding units, which was partially offset by an increase in average rental income per unit.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units, which was partially offset by lower gains on disposition of leased vehicles and higher average depreciation expense per unit.

Interest expense
Interest expense increased due to higher average interest rates, which was partially offset by lower average outstanding debt balances. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivatives and foreign currency debt
Net realized gains during the first nine months of fiscal year 2023 consisted of gains on pay fixed interest rate swaps of $293 million and gains on foreign currency denominated debt of $315 million, which were partially offset by losses on cross currency swaps of $425 million and losses on pay float interest rate swaps of $135 million.
Provision for credit losses
We recognized a provision for credit losses during the first nine months of fiscal year 2023 due to the increase in provision for retail loans as a result of an increase in expected losses due to an increase in the trend of delinquencies and net charge-offs. We recognized a negative provision for credit losses during the first nine months of fiscal year 2022 due to reductions to the allowance reflecting favorable revisions to forecasted economic factors and lower than expected net charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to higher estimate of early termination losses. See —Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans decreased due to lower average outstanding balances, lower yields and the effect of foreign currency translation adjustments.
–Revenue from dealer loans was consistent during the first nine months of fiscal year 2023 compared to the same period in the prior fiscal year due to lower average outstanding wholesale flooring loan balance, which was substantially offset by higher yields.
–Operating lease revenue decreased due to lower average outstanding units and the effect of foreign currency translation adjustments.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units and the effect of foreign currency translation adjustments.
Interest expense
Interest expense increased due to higher average interest rates, which was partially offset by lower average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivative instruments
Net realized gains on interest rate swaps during the first nine months of fiscal year 2023 were attributable to realized gains on pay fixed interest rate swaps of $44 million, which were partially offset by realized losses on pay float interest rate swaps of $20 million.
Provision for credit losses
Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and net charge-offs. See “—Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases
We recognized early termination losses on operating leases of $1 million during the first nine months of fiscal year 2023 compared to a reversal of early termination losses of $1 million during the same period in fiscal year 2022. See “—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 26.4% for the first nine months of fiscal year 2023 compared to 25.9% for the same period in fiscal year 2022. The increase in the effective tax rate was primarily due to an increase in foreign taxes. The Company's effective tax rate for the nine months ended December 31, 2022 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended December 31,				Nine months ended December 31,
	2022		2021		2022		2021
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)

United States Segment
Retail loans:
New auto	80	43	70	53	186	105	354	300
Used auto	35	14	15	4	78	26	52	13
Motorcycle and other	12	—	15	—	44	—	48	1
Total retail loans	127	57	100	57	308	131	454	314
Leases	59	53	73	65	164	153	342	318

Canada Segment
Retail loans	17	5	12	6	51	21	56	39
Leases	9	6	12	11	31	26	50	48

Consolidated
Retail loans	144	62	112	63	359	152	510	353
Leases	68	59	85	76	195	179	392	366
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
Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
United States Segment
New auto	55%	50%	49%	62%
Motorcycle	26%	28%	28%	29%

Canada Segment
New auto	79%	67%	77%	78%
Motorcycle	17%	17%	17%	21%

Consolidated
New auto	57%	51%	52%	64%
Motorcycle	25%	27%	26%	28%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	December 31, 2022	March 31, 2022	December 31, 2022	March 31, 2022

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$23,538	$25,953	1,363	1,491
Used auto	4,880	4,307	324	318
Motorcycle and other	1,161	1,229	179	186
Total retail loans	$29,579	$31,489	1,866	1,995
Investment in operating leases	$24,534	$28,691	995	1,191

Securitized retail loans (2)	$6,268	$8,849	535	693

Canada Segment
Retail loans	$3,792	$3,931	266	276
Investment in operating leases	$4,109	$4,933	216	242

Securitized retail loans (2)	$483	$184	26	21
Securitized investments in operating leases (2)	$189	$294	15	18

Consolidated
Retail loans	$33,371	$35,420	2,132	2,271
Investment in operating leases	$28,643	$33,624	1,211	1,433

Securitized retail loans (2)	$6,751	$9,033	561	714
Securitized investments in operating leases (2)	$189	$294	15	18
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.
In the United States segment, retail loan acquisition volumes decreased by 32% and lease acquisition volumes decreased by 52% during the first nine months of fiscal year 2023 compared to the same period in fiscal year 2022. In the Canada segment, retail loan acquisition volumes decreased by 9% and lease acquisition volumes decreased by 38% during the first nine months of fiscal year 2023 compared to the same period in fiscal year 2022. Supply chain disruptions continue to have a negative impact on the production of new vehicles and dealer inventory levels which contributed to the decline in acquisition volumes in both the United States and Canada segments. Reductions in incentive financing programs as a result of low dealer inventory levels further contributed to the decrease in acquisition volumes, lowering penetration rates most notably in the United States segment. The duration and severity of the supply chain disruptions are uncertain. Prolonged disruptions could materially impact the volume of future retail loan and lease acquisitions.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	December 31, 2022	March 31, 2022
United States Segment
Automobile	28%	28%
Motorcycle	98%	98%
Other	16%	17%

Canada Segment
Automobile	29%	33%
Motorcycle	95%	95%
Other	94%	94%

Consolidated
Automobile	28%	29%
Motorcycle	97%	97%
Other	19%	19%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
United States Segment
Automobile	22%	22%	21%	23%
Motorcycle	98%	98%	98%	98%
Other	9%	4%	8%	6%

Canada Segment
Automobile	26%	28%	26%	29%
Motorcycle	90%	92%	90%	92%
Other	95%	95%	96%	96%

Consolidated
Automobile	22%	23%	22%	24%
Motorcycle	97%	98%	97%	97%
Other	14%	7%	13%	9%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	December 31, 2022	March 31, 2022	December 31, 2022	March 31, 2022

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$1,041	$837	33	29
Motorcycle	273	192	42	30
Other	57	39	40	35
Total wholesale flooring loans	$1,371	$1,068	115	94
Commercial loans	$860	$763

Canada Segment
Wholesale flooring loans	$185	$196	36	32
Commercial loans	$30	$34

Consolidated
Wholesale flooring loans	$1,556	$1,264	151	126
Commercial loans	$890	$797
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment		Canada Segment		Consolidated

	As of or for the three months ended December 31,
	2022	2021	2022	2021	2022	2021

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$212	$241	$9	$9	$221	$250
Provision for credit losses	47	(3)	2	—	49	(3)
Charge-offs, net of recoveries	(34)	(19)	—	—	(34)	(19)
Effect of translation adjustment	—	—	—	—	—	—
Allowance for credit losses at end of period	$225	$219	$11	$9	$236	$228

Charge-offs as a percentage of average receivable balance (1), (3)	0.43%	0.20%	0.08%	0.04%	0.39%	0.19%

Operating leases:
Early termination loss on operating leases	$20	$9	$—	$1	$20	$10

	United States Segment		Canada Segment		Consolidated

	As of or for the nine months ended December 31,
	2022	2021	2022	2021	2022	2021

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$204	$279	$7	$9	$211	$288
Provision for credit losses	94	(27)	7	1	101	(26)
Charge-offs, net of recoveries	(73)	(33)	(2)	(1)	(75)	(34)
Effect of translation adjustment	—	—	(1)	—	(1)	—
Allowance for credit losses at end of period	$225	$219	$11	$9	$236	$228

Charge-offs as a percentage of average receivable balance (1), (3)	0.30%	0.12%	0.07%	0.04%	0.28%	0.11%
Allowance as a percentage of ending receivable balance (1)	0.70%	0.62%	0.29%	0.19%	0.65%	0.57%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$129	$109	$3	$3	$132	$112
As a percentage of ending receivable balance (1),(2)	0.40%	0.31%	0.08%	0.07%	0.37%	0.28%

Operating leases:
Early termination loss on operating leases	$32	$11	$1	$(1)	$33	$10
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
(3)Percentages for the three and nine months ended December 31, 2022 and 2021 have been annualized.

In the United States segment, we recognized a provision for credit losses on our finance receivables of $94 million during the first nine months of fiscal year 2023 and a negative provision for credit losses of $27 million during the same period in fiscal year 2022. The provision for credit losses during the first nine months of fiscal year 2023 was attributable to an increase in expected losses due to an increase in the trend of delinquencies and net charge-offs. The negative provision during the first nine months of fiscal year 2022 was attributable to the reduction in the allowance for credit losses reflecting favorable revisions to forecasted economic factors including forecasted personal bankruptcy rates and better than expected net charge-offs of retail loans during the period. We recognized early termination losses on operating leases of $32 million and $11 million during the first nine months of fiscal year 2023 and 2022, respectively. Early termination losses on operating leases increased due to the increase in net charge-offs.
In the Canada segment, we recognized a provision for credit losses of $7 million on our finance receivables during the first nine months of fiscal year 2023 and a provision for credit losses of $1 million during the same period in fiscal year 2022. The increase in provision for credit losses was due to higher provision for retail loans as a result of an increase in expected losses due to an increase in the trend of delinquencies and net charge-offs. We recognized early termination losses on operating leases of $1 million during the first nine months of fiscal year 2023 and a reversal of early termination losses of $1 million during the same period in fiscal year 2022.
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
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first nine months of fiscal year 2023. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Estimates—Estimated End of Term Residual Values” below.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	106	110	351	382
Sales through auctions and dealer direct programs (3)	1	—	1	5
Total termination units	107	110	352	387

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	15	20	56	72
Sales through auctions and dealer direct programs (3)	—	—	—	1
Total termination units	15	20	56	73

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	121	130	407	454
Sales through auctions and dealer direct programs (3)	1	—	1	6
Total termination units	122	130	408	460
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

The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of December 31, 2022 and March 31, 2022 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of December 31, 2022 and March 31, 2022, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on December 31, 2022. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.
Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate
	December 31, 2022	March 31, 2022	December 31, 2022	March 31, 2022

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,389	$1,718	4.83%	0.79%
Bank loans	1,649	2,249	4.71%	1.47%
Public MTN program	22,379	28,659	1.84%	1.53%
Euro MTN programme	23	25	2.23%	2.23%
Total unsecured debt	28,440	32,651
Secured debt	5,930	8,517	1.30%	0.91%
Total debt	$34,370	$41,168

Canada Segment
Unsecured debt:
Commercial paper	$854	$589	4.26%	0.57%
Bank loans	976	859	5.31%	1.64%
Other debt	2,984	3,952	2.67%	2.20%
Total unsecured debt	4,814	5,400
Secured debt	537	371	5.18%	1.32%
Total debt	$5,351	$5,771

Consolidated
Unsecured debt:
Commercial paper	$5,243	$2,307	4.74%	0.74%
Bank loans	2,625	3,108	4.93%	1.52%
Public MTN program	22,379	28,659	1.84%	1.53%
Euro MTN programme	23	25	2.23%	2.23%
Other debt	2,984	3,952	2.67%	2.20%
Total unsecured debt	33,254	38,051
Secured debt	6,467	8,888	1.62%	0.93%
Total debt	$39,721	$46,939
Commercial Paper
As of December 31, 2022, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.8 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the nine months ended December 31, 2022, consolidated commercial paper month-end outstanding principal balances ranged from $2.4 billion to $5.3 billion.

Bank Loans
During the nine months ended December 31, 2022, AHFC did not enter into any new loan agreement. HCFI entered into a C$675 million ($498 million) floating rate term loan agreement. As of December 31, 2022, we had bank loans denominated in U.S. dollars and Canadian dollars with floating and fixed interest rates, in principal amounts ranging from $74 million to $500 million. As of December 31, 2022, the remaining maturities of all bank loans outstanding ranged from 65 days to approximately 4.3 years. The weighted average remaining maturity on all bank loans was 2.1 years as of December 31, 2022.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of December 31, 2022, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the nine months ended December 31, 2022, AHFC did not issue any new notes. The weighted average remaining maturities of all Public MTNs was 2.3 years as of December 31, 2022.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of December 31, 2022, management believes that AHFC was in compliance with all covenants under the indenture.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has one note outstanding under this program. The note has a maturity date of February 21, 2023, a fixed interest rate and is not listed on the Luxembourg Stock Exchange. The note was issued pursuant to the terms of an agency agreement which requires AHFC to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2022, management believes that AHFC was in compliance with all covenants contained in the Euro MTNs.
The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	December 31, 2022	March 31, 2022

	(U.S. dollars in millions)
U.S. dollar	$17,819	$21,006
Euro	3,360	6,019
Sterling	1,200	1,634
Japanese yen	23	25
Total	$22,402	$28,684
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the nine months ended December 31, 2022, HCFI did not enter into any new private placements. As of December 31, 2022, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 60 days to approximately 5.2 years. The weighted average remaining maturities of these notes was 2.3 years as of December 31, 2022.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2022, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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
During the nine months ended December 31, 2022, we issued notes through asset-backed securitizations totaling $1.4 billion, which were secured by assets with an initial balance of $1.5 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 24, 2023, a $2.1 billion credit agreement, which expires on February 25, 2025, and a $1.4 billion credit agreement, which expires on February 25, 2027. As of December 31, 2022, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.5 billion) syndicated bank credit facility that includes a C$1.0 billion ($738 million) credit agreement, which expires on March 25, 2023 and a C$1.0 billion ($738 million) credit agreement, which expires March 25, 2027. As of December 31, 2022, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of December 31, 2022, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of December 31, 2022, no amounts were drawn upon under these agreements. These agreements expire in September 2023. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of December 31, 2022 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $15 million and $19 million during the three months ended December 31, 2022 and 2021, respectively, and $48 million and $58 million during the nine months ended December 31, 2022 and 2021, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of December 31, 2022, AHFC and its consolidated subsidiaries had $49.7 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $12.8 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

Material Cash Requirements
The following table summarizes our material cash requirements, including from contractual obligations and excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve-month periods ending December 31,
	Total	2023	2024	2025	2026	2027	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$33,333	$13,808	$7,559	$3,280	$3,128	$1,435	$4,123
Secured debt obligations (1)	6,475	3,758	1,959	656	53	49	—
Interest payments on debt (2)	1,583	626	392	227	167	91	80
Total	$41,391	$18,192	$9,910	$4,163	$3,348	$1,575	$4,203

_______________________
(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of December 31, 2022.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of December 31, 2022.
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
Sensitivity Analysis
We applied the baseline economic scenarios for the United States and Canada that were obtained from a third party economic research firm in our models to determine our allowance for credit losses on retail loans and estimated early termination losses on operating lease assets as of December 31, 2022. These baseline economic scenarios represent forecasts of the most likely economic future, with an equal probability of economic conditions being better or worse than forecasted. Alternative economic scenarios were also obtained from the third party economic research firm. As an example of the sensitivity of our accounting estimates, we applied upside and downside economic scenarios in our models. The peak unemployment rate over the next 24 month period under the upside and downside economic scenarios in the United States was 3.5% and 7.9%, respectively. The resulting allowance for credit losses on retail loans under the upside and downside economic scenarios was $213 million and $360 million, respectively. Similarly, the resulting estimated early termination losses on operating lease assets were $78 million and $112 million, respectively.
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
Sensitivity Analysis
If future expected end of term market values for all outstanding operating leases as of December 31, 2022 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $44 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $9 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis is specific to the conditions in effect as of December 31, 2022 and does not consider the effect declines in estimated end of term market values may have on return rates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2022, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: February 13, 2023

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President and Assistant Secretary (Principal Accounting Officer)