Form 10-K
period 2023-03-31
AMERICAN HONDA FINANCE CORP
filed 2023-06-23
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 31, 2023, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.
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

1

AMERICAN HONDA FINANCE CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended March 31, 2023

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
•uncertainties regarding the severity of the COVID-19 pandemic and the related impact on our operations, liquidity and financial condition;
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
We provide various forms of financing in the United States and Canada to purchasers, lessees and authorized independent dealers of Honda and Acura products. Our primary focus, in collaboration with AHM and HCI, is to provide support for the sale of Honda and Acura products and maintain customer and dealer satisfaction and loyalty. Our business is substantially dependent upon the sale of those Honda and Acura products in the United States and Canada and the percentage of those sales financed by us.
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
We acquire and offer, as applicable, substantially similar products and services throughout many different regions, provinces, and territories, subject to national and local legal restrictions and market conditions. We divide our business segments between our business in the United States and in Canada. For additional financial information regarding our operations by business segment, see Note 15—Segment Information of Notes to Consolidated Financial Statements and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.” In the United States and Canada, we provide our financing products under the brand names Honda Financial Services and Acura Financial Services.
Public Filings
Our filings with the Securities and Exchange Commission (SEC) are found on the SEC website at www.sec.gov. The SEC website contains reports, registration statements, and other information regarding issuers that file with the SEC, including us. Certain of our filings are also contained on our website located at www.hondafinancialservices.com under “Investor Relations, SEC Filings.” Additionally, we have made available on our website, without charge, electronic copies of our periodic and current reports that have been filed with the SEC.
Investors and others should note that we announce material financial information using the Investor Relations, SEC Filings section of our corporate website (http://www.hondafinancialservices.com). We use our website and press releases to communicate with our investors, customers, other interested parties and the general public about our company, our services and other matters. While not all of the information that we post on our website is of a material nature, some information could be material. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the Investor Relations, SEC Filings section of our website. Currently, we do not use any social media channels for purposes of communicating such information to the public. Any changes to our communication channels will be posted on the Investor Relations, SEC Filings section of our website. We are not incorporating any of the information set forth on our website into this filing on Form 10‑K.

Consumer Financing
Retail Loans
We provide indirect financing to retail customers of Honda and Acura products by acquiring retail loans originated by Honda and Acura dealers. Retail loans are acquired in accordance with our underwriting standards. See “—Underwriting and Pricing of Consumer Financing” below for a description of our underwriting process. The products that we finance consist primarily of new and used Honda and Acura automobiles and Honda motorcycles, power equipment, and marine engines. Retail loans may also include the financing of insurance products or vehicle service contracts. See “—Vehicle Service Contract Administration” below for more information. The terms of retail loans originated in the United States generally range from 24 to 84 months. Effective April 1, 2022, we began offering 84-month loans in the United States. The terms of retail loans originated in Canada generally range from 24 to 84 months.
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
We require customers who purchase Honda and Acura products through retail loans acquired by us to have adequate physical damage, comprehensive and collision insurance.
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
We require the lessee to have insurance with adequate public liability and physical damage coverage for the entire lease term.
Underwriting and Pricing of Consumer Financing
Dealers submit customer credit applications electronically through our online system. In addition, our customers are able to submit their own credit applications for pre-approval directly through our website. If our requirements are met, an application received from a dealer is approved automatically. Our system is programmed to review application information for purchase policy and legal compliance. Applications that are not automatically approved are routed to credit buyers located in our service centers, who will evaluate and make purchase decisions within the framework of our purchase policy and legal requirements.

We utilize our proprietary credit scoring system to evaluate the credit risk of applicants. Factors used by our credit scoring system to develop a customer’s credit grade include the term of the contract, the loan-to-value or lease capitalized cost-to-value ratios, the customer’s debt ratios, and credit bureau attributes, number of trade lines, utilization ratio, and number of credit inquiries. We utilize different scorecards depending on the type of product we finance and we regularly review and analyze our consumer-financing portfolio to ensure the effectiveness of our underwriting guidelines, purchasing criteria and scorecard predictability of our customers' credit worthiness.
In the United States, AHFC utilizes a tiered pricing structure based on customer Fair Isaac Corporation/FICO scores at origination. In Canada, HCFI has a single tiered pricing structure.
Servicing of Consumer Financing
We have three service centers in the United States that are responsible for the acquisition, servicing, collection, and customer service activities related to our automobile retail loans and leases. These service centers are located in California, Texas, and Georgia. We also have an office that is responsible for the underwriting of motorcycle, power equipment, and marine engine loans, customer service related to those contracts and collection efforts for past due accounts on a national basis.
In addition to our service centers, we have centralized certain operational functions in the United States relating to our automobile retail loans and leases at the National Service Center located in Texas, which contains our National Processing Center, Lease Maturity Center, Remarketing Center, and Recovery and Bankruptcy Center, which are described below:
•National Processing Center. The National Processing Center is responsible for processing customer payments that cannot be processed through our automated servicing system.
•Lease Maturity Center. Lease accounts are transferred from our service centers to the Lease Maturity Center six months prior to the end of the given lease term. The Lease Maturity Center assumes responsibility for servicing the lease from this time, including providing the leaseholder with end of term options, responding to customer service issues and coordinating end of term vehicle inspections. Once a vehicle is returned to us, the Lease Maturity Center transfers the account to the Remarketing Center to arrange for the disposition of the vehicle.
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
•Recovery and Bankruptcy Center. The Recovery and Bankruptcy Center is responsible for collecting the deficiency balances of charged-off accounts using outside collection agencies, locating and securing the collateral of charged-off accounts, and collecting lease end of term fees. Consumer financing contracts are transferred from our service centers to the Recovery and Bankruptcy Center after charge-off, which occurs when they become 120 days contractually past due, payments due are no longer expected to be received, or the underlying product is sold, whichever occurs first. In addition, accounts subject to bankruptcy proceedings are assigned to the Recovery and Bankruptcy Center for tracking, monitoring and handling through the life of the loan or until the related customer is discharged from bankruptcy. If the customer is discharged or dismissed from bankruptcy, the account will return to the service center for servicing.
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
Incentive Financing Programs for Retail Loans and Leases
A substantial portion of our consumer financing business is acquired through incentive financing programs sponsored by AHM and HCI in the United States and Canada, respectively. These programs typically offer promotional rates on retail loans and leases to purchasers and lessees of Honda and Acura products. AHM and HCI, as applicable, pay us subsidies that enable us to realize a market yield on any financing contract we indirectly finance under these programs. Market yield is based on, among other things, the credit quality of the customer and the length of the contract. The amount of subsidy payments we receive from AHM and HCI is dependent on the terms of the incentive financing programs and the interest rate environment. Subsidy payments received on retail loans and leases are deferred and recognized as revenue over the term of the related contracts. The volume of incentive financing programs sponsored by AHM and HCI and the allocation of those programs between retail loans and leases may vary from fiscal period to fiscal period depending upon the respective marketing strategies of AHM and HCI. AHM and HCI’s marketing strategies are based in part on their business planning and control, in which we do not participate. Therefore, we cannot predict the level of incentive financing programs AHM and HCI may sponsor in the future and a significant change in the level of incentive financing programs in a fiscal period typically only has a limited impact on our results of operations for that period. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”
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
Wholesale flooring loans are available primarily through revolving lines of credit and may only be used by dealers to finance the purchase of inventory. AHFC will finance new automobiles and motorcycles up to 100% of the dealer invoice price and used automobiles and motorcycles up to 100% of the applicable market value determined in accordance with industry pricing guides in the United States. HCFI will finance new automobiles and motorcycles up to 100% of the dealer invoice price and used automobiles and motorcycles up to 100% of the current market value determined in accordance with industry pricing guides in Canada. Dealers pay a variable interest rate on wholesale flooring loans. Wholesale flooring loans must be repaid at specified intervals and increments and generally must be paid in full upon the sale of the product. AHM and HCI sponsor incentive financing programs in the United States and Canada, respectively, to Honda and Acura dealers approved by the Company for wholesale flooring loans.

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
In the event of a default on a wholesale flooring loan, we may repossess the financed product, sell the repossessed assets, and seek other available legal remedies pursuant to the related wholesale flooring loan agreement and related guarantees consistent with commercially accepted practices and applicable laws. After the sale of a financed product to consumers in the ordinary course of business, we have no right to recover the product and are limited to the remedies under our wholesale flooring loan agreement with the dealer. Additionally, we have agreements with AHM and HCI that provide for their repurchase of new, unused, undamaged, and unregistered vehicles or equipment that have been repossessed from dealers who defaulted under the terms of their wholesale flooring agreements.
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

In the United States, wholesale flooring loans are currently serviced at AHFC’s service centers. In Canada, wholesale flooring loans are serviced at HCFI’s headquarters in Ontario.
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
In Canada, we also share certain common expenditures with HCI, including professional services, data processing services, insurance, software development and facilities. HCI is paid a compensation fee for these services.
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
Repurchase Agreements
We have agreements with AHM and HCI that provide for their repurchase of new, unused, undamaged, and unregistered vehicles or equipment that have been repossessed from dealers who defaulted under the terms of its wholesale flooring agreements.
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
The collective efforts of our associates and their adherence to safety guidelines have been critical in enabling us to provide a safe and healthy work environment.

Employees
On March 31, 2023, we had 1,183 employees in the United States and 167 employees in Canada. We consider our employee relations to be satisfactory. We are not subject to any collective bargaining agreements with our employees.
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
Our results of operations, cash flows, and financial condition are substantially dependent upon the sale of Honda and Acura products in the United States and Canada. Any prolonged reduction or suspension of HMC’s production or sales of Honda or Acura products in the United States or Canada resulting from a decline in demand, a change in consumer preferences, a decline in the actual or perceived quality, safety, or reliability of Honda and Acura products, shortages in key components or raw materials, supply chain issues or capacity constraints, a reduction of incentive financing programs, volatility in fuel prices, sustained economic stagnation or the occurrence of a recession, a financial crisis, a work stoppage, governmental action, including a change in regulation, trade policies, human rights legislation, adverse publicity, a recall, a war, a use of force by foreign countries, a terrorist attack, a multinational conflict, a natural disaster including extreme weather-related disasters due to climate change, a pandemic, or similar events could have a substantially unfavorable effect on us.
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
•risks with HMC's business alliances and joint ventures;
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
Declines in general business and economic conditions can have a significant adverse impact on our results of operations, cash flows, and financial condition.
Because our operations are heavily dependent on retail sales of motor vehicles and other retail products, general business and economic conditions have a significant impact on our financing volumes and our operations. In particular, changes in the following events can adversely affect our results of operations, cash flows, and financial condition:
•changes in the United States or Canadian economies;
•changes in the overall market for consumer financing or dealer financing;
•changes in consumer trends and preferences within the automotive industry;
•changes in the United States and Canadian regulatory environment;
•a decline or slowdown in the new or used vehicle market;
•increased fuel prices;
•inflationary pressures;
•fluctuations in interest rates;
•changes in consumer confidence;
•pandemics, epidemics, and other public health crises, such as COVID-19, and the impact of efforts to contain them; and
•the fiscal and monetary policies in the countries in which we operate.
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

Vehicle recalls and other announcements may impact our business.
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
We depend on a significant amount of capital funding to operate our business. Our business strategies utilize diverse sources to fund our operations, including the issuance of commercial paper, medium term notes, asset-backed securities, bank loans and borrowings from AHM and HCI, as needed.
The availability of these financing sources at the prices we desire may depend on factors outside of our control, including our credit ratings, the sovereign credit ratings in jurisdictions in which we raise capital, disruptions to the capital markets, actual events or concerns involving liquidity, defaults, or non-performance by financial institutions, the fiscal and monetary policies of government, government regulations and industry standards. In the event that we are unable to raise the funds we require at reasonable rates, we may curtail our various loan originations or incur the effects of increased costs of operation. Reducing loan originations or increasing the rates we charge consumers and dealers may adversely affect our ability to remain a preferred source of financing for consumers and dealers for Honda and Acura products and will have an adverse effect on our results of operations, cash flows, and financial condition. See “—Fluctuations in interest rates could have an adverse impact on our results of operations, cash flows, and financial condition” below.

Fluctuations in interest rates could have an adverse impact on our results of operations, cash flows, and financial condition.
Our results of operations, cash flows, and financial condition could be adversely affected during any period of changing interest rates, possibly to a material degree. Interest rate risks arise from the mismatch between assets and the related debt used for funding. We provide consumer financing, dealer financing, incentive financing, originations and servicing, all of which are exposed, in varying degrees, to changes in value due to movements in interest rates. Furthermore, an increase in interest rates could increase our costs of providing dealer and consumer financing originations, which could, in turn, adversely affect our financing volumes because financing can be less attractive to our dealers and customers and qualifying for financing may be more difficult.
We monitor the interest rate environment and enter into various financial instruments, including interest rate and basis swaps, to manage our exposure to the risk of interest rate fluctuations. However, our hedging strategies may not fully mitigate the impact of changes in interest rates. For example, the U.K. Financial Conduct Authority announced that LIBOR will cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. The Alternative Reference Rates Committee has, among other things, recommended the Secured Overnight Financing Rate (SOFR) as the alternative to U.S. Dollar LIBOR. Beginning in the fourth quarter of fiscal year 2022, we began entering into transactions that reference SOFR. There can be no assurance that SOFR will perform in the same way LIBOR would have at any time, including, without limitation, as a result of changes in interest rates in the market, market volatility or global or regional economic, financial, regulatory or other events. The potential impact of continued developments. modifications, or other reforms affecting LIBOR or other benchmark rates could adversely affect the market valuation of LIBOR-linked securities, loans and other financial obligations, the interest rates on our current or future cost of funds and/or access to capital markets, and our ability to manage interest rate risk effectively.
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
Credit risk is the risk of loss arising from the failure of a consumer or dealer to meet the terms of any contract with us or otherwise fail to perform as agreed. Credit losses are an expected cost of extending credit. The majority of our credit risk is with consumer financing, and to a lesser extent, with dealer financing. Our level of credit risk on our consumer financing portfolios is influenced primarily by two factors: the total number of contracts that default, and the amount of loss per occurrence, net of recoveries, which in turn are influenced by various factors, such as the used vehicle market, our purchase quality mix, contract term lengths, operational changes, and certain economic factors such as unemployment and inflationary pressures. Our level of credit risk on our dealer-financing portfolio is influenced primarily by the financial strength of dealers within the portfolio, the concentration of dealers demonstrating financial strength, the quality of the collateral securing the financing within the portfolio and economic factors. Significant physical effects of climate change, such as extreme weather and natural disasters, may affect consumers or dealers. For example, consumers living in areas affected by extreme weather and natural disasters may suffer financial harm, reducing their ability to make timely payments. Dealerships and physical auctions that facilitate the disposition of the financed vehicles after repossession are also subject to disruption as a result of extreme weather and natural disasters, which could result in an inability to sell repossessed vehicles or a temporary or permanent decline in the market value of those vehicles. If such extreme weather or a natural disaster were to occur in a geographic region in which a large number of consumers or dealers are located, these risks would be exacerbated. An increase in credit risk would increase our provision for credit losses and early termination losses on operating lease assets, which would have a negative impact on our results of operations, cash flows, and financial condition.
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
We maintain an allowance for management’s estimate of lifetime expected credit losses on our finance receivables. We also maintain an estimate for early termination losses on operating lease assets due to lessee defaults. Our allowance for credit losses and early termination losses on operating leases requires significant judgment about inherently uncertain factors. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates, which may have a negative impact on our results of operations, cash flows and financial condition. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Allowance for Credit Losses on Retail Loans and Estimated Early Termination Losses on Operating Lease Assets” for additional information regarding our estimates.
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
We have exposure to many different financial institutions, and we routinely execute transactions with counterparties in the financial industry. Our debt, derivative and investment transactions, our ability to borrow under committed and uncommitted credit facilities, and the availability of our cash held in deposits at financial institutions could be adversely affected by the creditworthiness, actions, and commercial soundness of these financial institutions.
If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve, and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit or that we would be able to: (i) access our existing cash, cash equivalents, and investments; (ii) maintain any required letters of credit or other credit support arrangements; or (iii) adequately fund our business for a prolonged period of time or at all. Any of such events could have a material adverse effect on our results of operations, cash flows or financial condition. In addition, if any parties with which we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to continue to fund their business and perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our results of operations, cash flows and financial condition.
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
Our operations are subject to regulation, supervision, and licensing under various United States, Canadian, state, provincial, and local statutes, ordinances, and regulations. A failure to comply with applicable regulatory, supervisory, or licensing requirements may adversely affect our business, results of operations, cash flows, and financial condition. Due to events in the global financial markets, regulators have increased their focus on the regulation of the financial services industry. As a result, there have been and may continue to be proposals for laws and regulations that could increase the scope and nature of laws and regulations that are currently applicable to us. Changes to laws or regulations enacted to address the potential impacts of climate change may adversely impact the auto industry in particular as a result of efforts to mitigate the factors contributing to climate change. Any change in such laws and regulations, whether in the form of new or amended laws or regulations, regulatory policies, supervisory action, or the application of any of the above, may adversely affect our business, results of operations, cash flows, and financial condition by increasing our costs to comply with the new laws, prohibiting or limiting the amount of certain revenues we currently receive, or constraining certain collection or collateral recovery action which are currently available to us. We are also subject to tax laws under various jurisdictions and changes in, or our application of, tax laws may result in additional tax exposure. For example, our tax exposure will be effected by the full realization of the government incentives contemplated by the Inflation Reduction Act of 2022. However, due to uncertainty with respect to application of the law, we are still evaluating the impact to our business. See Note 1(j)—Summary of Business and Significant Accounting Policies, Income Taxes and Note 7—Income Taxes of Notes to Consolidated Financial Statements, for more information.
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
A security breach or cyber attack of our systems could interrupt, damage or harm our operations or result in the slow performance or unavailability of our information systems for some customers. We collect, analyze and retain certain types of personally identifiable and other information pertaining to our customers and employees through internal and third party information technology systems. We also store confidential business, employee and technical information. A security breach or cyber attack of these systems, including those caused by physical or electronic break-ins, computer virus, malware, attacks by hackers or foreign governments, ransomware attacks, disruptions from authorized access and tampering (including through social engineering such as phishing attacks) and similar breaches, could expose us to a risk of loss of this information, regulatory scrutiny, claims for damages, penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on current and future business with current and potential customers. Information security risks have increased recently because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflict in Ukraine, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. In some cases, it may be difficult to anticipate or immediately detect security breaches and the damage they cause. We monitor and review our security systems and by using a Total Quality Management methodology, we update the posture of these systems based on the current threat environment.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located in Torrance, California. Our United States operations have three customer and dealer services centers located in California, Texas, and Georgia. HCFI’s headquarters are located in Markham, Ontario, Canada and our Canadian operations have regional offices and national servicing centers located in Quebec and Ontario. All premises are occupied pursuant to lease agreements.
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
Dividends are declared and paid by AHFC if, when, and as determined by its Board of Directors. AHFC declared and paid semi-annual cash dividends to its parent, AHM, of $766 million and $500 million during the fiscal year ended March 31, 2023 and $491 million and $1.0 billion during the fiscal year ended March 31, 2022. We anticipate that we will continue to pay cash dividends to AHM in the future. However, the payment and amount of future dividends remain within the discretion of AHFC’s Board of Directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our primary focus, in collaboration with AHM and HCI, is to provide support for the sale of Honda and Acura products and maintain customer and dealer satisfaction and loyalty. To deliver this support effectively, we seek to maintain competitive pricing, efficient operations, and effective risk and compliance management. The primary factors influencing our results of operations, cash flows, and financial condition include the volume of Honda and Acura sales and the portion of those sales that we finance, our cost of funds, competition from other financial institutions, consumer credit defaults, and used motor vehicle prices.
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
References in this report to our "fiscal year 2023", “fiscal year 2022” and “fiscal year 2021” refer to our fiscal years ended March 31, 2023, 2022 and 2021, respectively.

Results of Operations

Operating Environment Overview
Supply chain disruptions continued to have a negative impact on the production of new vehicles, dealer inventory levels, new vehicle sales, and ultimately our consumer financing acquisition volumes, particularly during the first half of fiscal year 2023. However, there were some improvements in production levels and availability of new vehicles during the second half of fiscal year 2023. Although below pre-pandemic levels, this increase in availability of new vehicles contributed to an increase in dealer inventory levels, dealer loan financing balances, and consumer financing acquisition volumes during the second half, as compared to the first half of fiscal year 2023. Given the limited supply of new vehicles in the first half of fiscal year 2023, incentive programs supporting the sale of new vehicles were reduced, which also had a negative impact on our acquisition volumes by lowering our penetration rates during fiscal year 2023.
The trend in delinquencies and charge-offs has increased during fiscal year 2023 which may be attributable to the negative effects of inflationary pressures, rising interest rates, and other factors affecting consumers’ ability to perform on their obligations. Used vehicle prices remain strong due to the limited supply of new vehicles, with return rates on leased vehicles remaining at historically low levels. In addition, the rise in interest rates has increased the returns on more recently acquired financing assets and funding costs.

Segment Results—Comparison of Fiscal Years Ended March 31, 2023 and 2022
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Years ended March 31,		Difference		Years ended March 31,		Difference		Years ended March 31,
	2023	2022	Amount	%	2023	2022	Amount	%	2023	2022

	(U.S. dollars in millions)
Revenues:
Retail	$1,299	$1,414	$(115)	(8)%	$169	$185	$(16)	(9)%	$1,468	$1,599
Dealer	104	58	46	79%	12	9	3	33%	116	67
Operating leases	5,535	6,489	(954)	(15)%	1,065	1,289	(224)	(17)%	6,600	7,778
Total revenues	6,938	7,961	(1,023)	(13)%	1,246	1,483	(237)	(16)%	8,184	9,444
Leased vehicle expenses	4,059	4,655	(596)	(13)%	832	975	(143)	(15)%	4,891	5,630
Interest expense	723	604	119	20%	164	109	55	50%	887	713
Realized (gains)/losses on derivatives and foreign currency debt	(92)	121	(213)	n/m	(42)	22	(64)	n/m	(134)	143
Net revenues	2,248	2,581	(333)	(13)%	292	377	(85)	(23)%	2,540	2,958
Other income, net	77	36	41	114%	15	14	1	7%	92	50
Total net revenues	2,325	2,617	(292)	(11)%	307	391	(84)	(21)%	2,632	3,008
Expenses:
General and administrative expenses	430	423	7	2%	55	56	(1)	(2)%	485	479
Provision for credit losses	138	(22)	160	n/m	8	—	8	n/m	146	(22)
Early termination loss on operating leases	38	16	22	n/m	—	—	—	n/m	38	16
Income before income taxes	$1,719	$2,200	$(481)	(22)%	$244	$335	$(91)	(27)%	$1,963	$2,535
_______________________
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Years ended March 31,		Difference		Years ended March 31,		Difference
	2023	2022	Amount	%	2023	2022	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$30,319	$33,833	$(3,514)	(10)%	$3,802	$4,019	$(217)	(5)%
Average outstanding units	1,905	2,106	(201)	(10)%	268	286	(18)	(6)%
Effective yield	4.3%	4.2%			4.4%	4.6%

Dealer loans:
Average outstanding balance	$1,982	$2,032	$(50)	(2)%	$226	$388	$(162)	(42)%
Effective yield	5.2%	2.7%			5.2%	2.2%

Operating leases:
Average outstanding balance	$25,868	$30,316	$(4,448)	(15)%	$4,355	$5,167	$(812)	(16)%
Average outstanding units	1,058	1,280	(222)	(17)%	224	256	(32)	(13)%
Average monthly rental income(2)	$436	$423	$13	3%	$397	$419	$(22)	(5)%
Average monthly depreciation(2),(3)	$328	$315	$13	4%	$314	$324	$(10)	(3)%

Debt:
Average outstanding balance	$36,294	$44,374	$(8,080)	(18)%	$5,480	$6,412	$(932)	(15)%
Effective interest rate	2.0%	1.4%			3.0%	1.7%
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
–Revenue from dealer loans increased due to higher yields, which was partially offset by lower average outstanding wholesale flooring loan balances as a result of lower dealer inventory levels. Dealer inventory levels have steadily increased during fiscal year 2023 but remain below historical levels due to supply chain disruptions that have negatively impacted the production of new vehicles.
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
Realized (gains)/losses on derivatives and foreign currency debt
Net realized gains during fiscal year 2023 were attributable to gains on pay fixed interest rate swaps of $534 million and gains on foreign currency denominated debt of $403 million, which were partially offset by losses on pay float interest rates swaps of $273 million and losses on cross currency swaps of $572 million.
Provision for credit losses
We recognized a provision for credit losses during fiscal year 2023 due to the increase in provision for retail loans as a result of an increase in expected losses due to an increase in the trend of delinquencies, net charge-offs, and a slight decline in credit quality. We recognized a negative provision for credit losses during fiscal year 2022 due to reductions to the allowance reflecting favorable revisions to forecasted economic factors and lower than expected net charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to a higher estimate of early termination losses. See —Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans decreased due to lower average outstanding balances, lower yields, and the effect of foreign currency translation adjustments.
–Revenue from dealer loans increased primarily due to higher yields.
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
Realized (gains)/losses on derivative instruments
Net realized gains on interest rate swaps during fiscal year 2023 were attributable to realized gains on pay fixed interest rate swaps of $81 million, which was partially offset by realized losses on pay float interest rate swaps of $39 million.
Provision for credit losses
Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and net charge-offs. See “—Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases
We recognized early termination losses on operating leases of less than $1 million during both fiscal years 2023 and 2022. See “—Financial Condition—Credit Risk” below for more information.
Income tax expense
Our consolidated effective tax rate was 26.1% for fiscal year 2023 and 26.2% for fiscal year 2022. The decrease in the effective tax rate for fiscal year 2023 was attributable primarily to the effects of U.S. state taxes compared to the prior year. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Years ended March 31,
	2023		2022		2021
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	301	165	416	344	556	471
Used auto	113	30	68	16	104	36
Motorcycle and other	58	1	64	1	87	3
Total retail loans	472	196	548	361	747	510
Leases	229	196	403	378	470	416

Canada Segment
Retail loans	64	23	68	45	72	54
Leases	37	28	61	58	67	66

Consolidated
Retail loans	536	219	616	406	819	564
Leases	266	224	464	436	537	482
_______________________
(1)A unit represents one retail loan or lease contract, as noted, that was originated in the United States and acquired by AHFC or its subsidiaries, or originated in Canada and acquired by HCFI, during the period shown.
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

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Years ended March 31,
	2023	2022	2021
United States Segment
New auto	53%	59%	74%
Motorcycle	28%	29%	33%

Canada Segment
New auto	75%	77%	84%
Motorcycle	17%	20%	29%

Consolidated
New auto	55%	61%	74%
Motorcycle	27%	28%	33%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	March 31,			March 31,
	2023	2022	2021	2023	2022	2021

	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$24,564	$25,953	$27,200	1,375	1,491	1,587
Used auto	5,276	4,307	4,915	337	318	359
Motorcycle and other	1,137	1,229	1,328	176	186	196
Total retail loans	$30,977	$31,489	$33,443	1,888	1,995	2,142
Investment in operating leases	$23,853	$28,691	$30,036	954	1,191	1,311

Securitized retail loans (2)	$6,770	$8,849	$8,368	540	693	686

Canada Segment
Retail loans	$3,777	$3,931	$3,913	264	276	292
Investment in operating leases	$3,925	$4,933	$5,309	207	242	272

Securitized retail loans (2)	$446	$184	$415	26	21	38
Securitized investment in operating leases (2)	$168	$294	$440	14	18	23

Consolidated
Retail loans	$34,754	$35,420	$37,356	2,152	2,271	2,434
Investment in operating leases	$27,778	$33,624	$35,345	1,161	1,433	1,583

Securitized retail loans (2)	$7,216	$9,033	$8,783	566	714	724
Securitized investment in operating leases (2)	$168	$294	$440	14	18	23
_______________________
(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.
In the United States segment, retail loan acquisition volumes decreased by 14% and lease acquisition volumes decreased by 43% during fiscal year 2023 compared to fiscal year 2022. In the Canada segment, retail loan acquisition volumes decreased by 6% and lease acquisition volumes decreased by 39% during fiscal year 2023 compared to fiscal year 2022. Supply chain disruptions have negatively impacted the production of new vehicles and dealer inventory levels, which contributed to the decline in acquisition volumes in both the United States and Canada segments. While there has been increased availability of new vehicles in the second half of fiscal year 2023, availability is still below pre-pandemic levels. The duration and severity of the supply chain disruptions are uncertain. Prolonged disruptions could materially impact the volume of future retail loans and lease acquisitions.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	March 31,
	2023	2022	2021
United States Segment
Automobile	28%	28%	28%
Motorcycle	98%	98%	97%
Other	16%	17%	18%

Canada Segment
Automobile	29%	33%	33%
Motorcycle	95%	95%	95%
Other	94%	94%	92%

Consolidated
Automobile	28%	29%	29%
Motorcycle	97%	97%	97%
Other	19%	19%	20%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Years ended March 31,
	2023	2022	2021
United States Segment
Automobile	21%	23%	24%
Motorcycle	98%	98%	98%
Other	8%	6%	7%

Canada Segment
Automobile	26%	29%	31%
Motorcycle	91%	92%	90%
Other	96%	96%	96%

Consolidated
Automobile	22%	23%	25%
Motorcycle	97%	97%	97%
Other	12%	9%	10%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	March 31,			March 31,
	2023	2022	2021	2023	2022	2021

	(U.S. dollars in millions)			(Wholesale Flooring Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$1,193	$837	$2,396	35	29	83
Motorcycle	428	192	216	58	30	26
Other	65	39	39	55	35	37
Total wholesale flooring loans	$1,686	$1,068	$2,651	148	94	146
Commercial loans	$855	$763	$812

Canada Segment
Wholesale flooring loans	$258	$196	$553	45	32	40
Commercial loans	$32	$34	$61

Consolidated
Wholesale flooring loans	$1,944	$1,264	$3,204	193	126	186
Commercial loans	$887	$797	$873
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment			Canada Segment			Consolidated
	As of or for the years ended March 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period (3)	$204	$279	$456	$7	$9	$15	$211	$288	$471
Provision for credit losses	138	(22)	(65)	8	—	(4)	146	(22)	(69)
Charge-offs, net of recoveries	(100)	(53)	(112)	(3)	(2)	(3)	(103)	(55)	(115)
Effect of translation adjustment	—	—	—	(1)	—	1	(1)	—	1
Allowance for credit losses at end of period	$242	$204	$279	$11	$7	$9	$253	$211	$288

Charge-offs as a percentage of average receivable balance (1)	0.31%	0.15%	0.31%	0.08%	0.05%	0.06%	0.28%	0.13%	0.29%
Allowance as a percentage of ending receivable balance (1)	0.71%	0.60%	0.74%	0.29%	0.19%	0.21%	0.67%	0.55%	0.68%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$90	$90	$58	$3	$4	$2	$93	$94	$60
As a percentage of ending receivable balance (1),(2)	0.26%	0.26%	0.15%	0.07%	0.08%	0.04%	0.24%	0.24%	0.14%

Operating leases:
Early termination loss on operating leases	$38	$16	$(157)	$—	$—	$1	$38	$16	$(156)
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
In the United States segment, we recognized a provision for credit losses on our finance receivables of $138 million during fiscal year 2023 and a negative provision for credit losses of $22 million during fiscal year 2022. The provision for credit losses during fiscal year 2023 was attributable to an increase in expected losses due to an increase in the trend of delinquencies and net charge-offs above the historical lows experienced during the COVID-19 pandemic. In addition, there was a slight decline in the overall credit quality of our portfolio of retail loans which was attributable to lower incentive volumes, an increase in used vehicle financing, an increase in the mix of 72 and 84 month loans, and an increase in loan-to-value ratios for loans acquired during fiscal year 2023. The negative provision during fiscal year 2022 was attributable to the reduction in the allowance for credit losses on retail loans reflecting favorable revisions to forecasted economic factors including unemployment and personal bankruptcy rates, and lower than expected net charge-offs of retail loans. We recognized early termination losses on operating leases of $38 million and $16 million during fiscal year 2023 and 2022, respectively. Early termination losses on operating leases increased due to the increase in net charge-offs.
In the Canada segment, we recognized a provision for credit losses on our finance receivables of $8 million and less than $1 million during fiscal year 2023 and 2022, respectively. The increase in provision for credit losses was due to higher provision for retail loans as a result of an increase in expected losses due to an increase in the trend of delinquencies and net charge-offs. We recognized early termination losses on operating leases of less than $1 million during both fiscal years 2023 and 2022.

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
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during fiscal year 2023. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Estimates—Estimated End of Term Residual Values” below.
The following table summarizes our number of lease terminations and the method of disposition:

	Years ended March 31,
	2023	2022	2021

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	453	506	379
Sales through auctions and dealer direct programs (3)	1	6	89
Total termination units	454	512	468

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	71	90	84
Sales through auctions and dealer direct programs (3)	—	1	7
Total termination units	71	91	91

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	524	596	463
Sales through auctions and dealer direct programs (3)	1	7	96
Total termination units	525	603	559
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

Used vehicle prices remained strong during fiscal year 2023 due to the limited supply of new vehicles, even as that supply has slowly begun increasing. As a result, lease vehicle return rates were extremely low during fiscal year 2023 as compared to our historical return rates in both the United States and Canada segments. If the supply of new vehicles increases and the demand for used vehicles declines, return rates and lease vehicle expenses may be negatively impacted.

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
The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of March 31, 2023, 2022 and 2021 includes foreign currency denominated debt which was translated into U.S. dollars using the relevant exchange rates as of March 31, 2023, 2022 and 2021, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for convenience based on the exchange rate on March 31, 2023. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

				Weighted average contractual interest rate (1)
	March 31,			March 31,
	2023	2022	2021	2023	2022	2021

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$5,609	$1,718	$4,615	5.25%	0.79%	0.29%
Bank loans	1,099	2,249	2,799	5.70%	1.47%	0.95%
Private MTN program	—	—	500	—%	—%	3.80%
Public MTN program	21,962	28,659	28,943	1.99%	1.53%	1.53%
Euro MTN programme	—	25	27	—%	2.23%	2.23%
Total unsecured debt	28,670	32,651	36,884
Secured debt	6,444	8,517	8,149	2.19%	0.91%	1.37%
Total debt	$35,114	$41,168	$45,033

Canada Segment
Unsecured debt:
Commercial paper	$766	$589	$927	4.70%	0.57%	0.42%
Bank loans	795	859	1,253	5.59%	1.64%	1.15%
Other debt	3,176	3,952	3,973	3.15%	2.20%	2.11%
Total unsecured debt	4,737	5,400	6,153
Secured debt	483	371	741	5.48%	1.32%	0.95%
Total debt	$5,220	$5,771	$6,894

Consolidated
Unsecured debt:
Commercial paper	$6,375	$2,307	$5,542	5.18%	0.74%	0.31%
Bank loans	1,894	3,108	4,052	5.66%	1.52%	1.01%
Private MTN program	—	—	500	—%	—%	3.80%
Public MTN program	21,962	28,659	28,943	1.99%	1.53%	1.53%
Euro MTN programme	—	25	27	—%	2.23%	2.23%
Other debt	3,176	3,952	3,973	3.15%	2.20%	2.11%
Total unsecured debt	33,407	38,051	43,037
Secured debt	6,927	8,888	8,890	2.42%	0.93%	1.34%
Total debt	$40,334	$46,939	$51,927
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields.
Commercial Paper
As of March 31, 2023, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.8 billion). Interest rates on the commercial paper are fixed at the time of issuance. During fiscal year 2023, consolidated commercial paper month-end outstanding principal balances ranged from $2.4 billion to $6.4 billion.

Bank Loans
During fiscal year 2023, AHFC did not enter into any new loan agreements. HCFI entered into a C$675 million ($499 million) floating rate term loan agreement. As of March 31, 2023, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $74 million to $500 million. As of March 31, 2023, the remaining maturities of all bank loans outstanding ranged from 178 days to approximately 4.0 years. The weighted average remaining maturity on all bank loans was 2.6 years as of March 31, 2023.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of March 31, 2023, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During fiscal year 2023, AHFC issued $1.0 billion U.S. dollar denominated fixed rate notes and $300 million U.S. dollar denominated floating rate notes. The weighted average remaining maturities of all Public MTNs was 2.3 years as of March 31, 2023.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of March 31, 2023, management believes that AHFC was in compliance with all covenants under the indenture.
Euro MTN Programme
AHFC no longer issues MTNs under its Rule 144A Euro MTN Programme. The last remaining note under the Euro MTN Programme matured on February 21, 2023.
The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	March 31,
	2023	2022	2021

	(U.S. dollars in millions)
U.S. dollar	$17,868	$21,006	$22,902
Euro	2,867	6,019	5,032
Sterling	1,227	1,634	1,509
Japanese yen	—	25	27
Total	$21,962	$28,684	$29,470

Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During fiscal year 2023, HCFI issued C$500 million ($370 million) fixed rate notes and C$250 million ($185 million) floating rate notes. As of March 31, 2023, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 150 days to approximately 4.9 years. The weighted average remaining maturities of these notes was 2.6 years as of March 31, 2023.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2023, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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
During fiscal year 2023, we issued notes through asset-backed securitizations totaling $2.9 billion, which were secured by assets with an initial balance of $3.1 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 23, 2024, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of March 31, 2023, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$2.0 billion ($1.5 billion) syndicated bank credit facility that includes a C$1.0 billion ($740 million) credit agreement, which expires on March 25, 2024 and a C$1.0 billion ($740 million) credit agreement, which expires March 25, 2027. As of March 31, 2023, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the respective expiration date of each tranche.
The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of March 31, 2023, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of March 31, 2023, no amounts were drawn upon under these agreements. These agreements expire on September 20, 2023. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
Keep Well Agreements
HMC has entered into separate Keep Well Agreements with AHFC and HCFI. For additional information, refer to “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and AHFC Keep Well Agreement” and “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and HCFI Keep Well Agreement.”
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $63 million, $76 million and $72 million during fiscal years 2023, 2022 and 2021, respectively, pursuant to these Support Compensation Agreements and the predecessor agreements.
Indebtedness of Consolidated Subsidiaries
As of March 31, 2023, AHFC and its consolidated subsidiaries had $49.9 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $13.1 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.
Material Cash Requirements
The following table summarizes our material cash requirements, including from contractual obligations and excluding lending commitments to dealers and derivative obligations, by fiscal year payment period, as of March 31, 2023:

	Payments due by period
	Total	2024	2025	2026	2027	2028	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$33,491	$14,462	$6,457	$3,336	$3,422	$3,366	$2,448
Secured debt obligations (1)	6,936	3,931	2,106	688	178	33	—
Interest payments on debt (2)	1,835	717	463	306	188	113	48
Total	$42,262	$19,110	$9,026	$4,330	$3,788	$3,512	$2,496
_______________________
(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of March 31, 2023.

(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of March 31, 2023.
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
Sensitivity Analysis

We applied the baseline economic scenarios for the United States and Canada that were obtained from a third party economic research firm in our models to determine our allowance for credit losses on retail loans and estimated early termination losses on operating lease assets as of March 31, 2023. These baseline economic scenarios represent forecasts of the most likely economic future, with an equal probability of economic conditions being better or worse than forecasted. Alternative economic scenarios were also obtained from the third party economic research firm. As an example of the sensitivity of our accounting estimates, we applied upside and downside economic scenarios in our models. The peak unemployment rate over the next 24 month period under the upside and downside economic scenarios in the United States was 3.5% and 7.8%, respectively. The resulting allowance for credit losses on retail loans under the upside and downside economic scenarios was $229 million and $394 million, respectively. Similarly, the resulting estimated early termination losses on operating lease assets were $71 million and $109 million, respectively.
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

Sensitivity Analysis
If future expected end of term market values for all outstanding operating leases as of March 31, 2023 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $41 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $8 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis is specific to the conditions in effect as of March 31, 2023 and does not consider the effect declines in estimated end of term market values may have on return rates.

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
•Foreign currency exchange rate risk arising from changes in value of our foreign currency denominated debt in response to fluctuations in exchange rates of various currencies. We enter into cross currency swaps concurrently with the issuance of this debt to convert all interest and principal payments to either of our functional currencies, which is United States dollars in the United States segment and Canadian dollars in the Canadian segment, which effectively eliminates our foreign currency exchange rate risks.
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
•Credit risk arising from actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or other companies in the financial services industry, or concerns or rumors about any events of these kinds. We maintain cash held in deposit at financial institutions in the United States and Canada. Deposits in the United States are insured by the FDIC in an amount up to $250,000 for any depositor per institution. To the extent we hold cash deposits in amounts that exceed the FDIC insurance limitation, we may incur a loss in the event of a failure of any of the financial institutions where we maintain deposits. Management believes we are not exposed to significant risk due to the financial position of our depository institutions, but will continue to monitor regularly and adjust, if needed, to mitigate risk. To date, we have not experienced any losses associated with this credit risk and continue to believe that this exposure is not significant.
To provide a quantitative measure of the sensitivity of interest rate movements on our pre-tax cash flows, we have estimated the effect of a hypothetical 100 basis point increase and decrease to benchmark interest rates on our floating rate financial instruments for the 12-month periods ending March 31, 2024 and 2023 below. Our estimates were based upon our existing receivables, debt, and derivatives as of March 31, 2023 and 2022. We do not include any assumptions for reinvestment of maturing assets and refinancing of maturing debt. The estimates for a 100 basis point decrease assume that rates cannot fall below zero percent.

	Impact on pre-tax cash flows for the 12 months ending March 31,
Hypothetical change in interest rate	2024	2023
100 basis point increase	$64 million increase	$18 million increase
100 basis point decrease	$64 million decrease	$13 million decrease
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2023, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2023.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC applicable to non-accelerated filers.

Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, Auditor Firm ID: 185.
The following table represents aggregate costs for fees and services provided to us by our independent registered public accounting firm.

	Years ended March 31,
	2023	2022

	(U.S. dollars in thousands)
Audit fees	$8,240	$6,797
Audit-related fees	343	431
Tax fees	—	—
All other fees	—	—
Total	$8,583	$7,228
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

4.5(5)	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.6(6)	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.
4.7	Form of Fixed Rate Medium-Term Note, Series A (7) and Form of Floating Rate Medium-Term Note, Series A (8).
4.8(9)	Description of 0.750% Medium-Term Notes, Series A, due January 17,2024.
4.9(10)	Description of 1.950% Medium-Term Notes, Series A, due October 18, 2024.
4.10 (11)	Description of 0.750% Medium-Term Notes, Series A, due November 25, 2026.
4.11 (12)	Description of 0.300% Medium-Term Notes, Series A, due July 27, 2028.
4.12 (13)	Description of 1.500% Medium-Term Notes, Series A, due October 19, 2027.
10.1(14)
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

10.2(15)	Amendment, dated as of June 30, 2014, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.

Exhibit Number	Description
10.3(16)	Second Amendment, dated as of March 13, 2015, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.4(17)	Third Amendment, dated as of March 23, 2016, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.
10.5(18)	Fourth Amendment dated as of March 23, 2017 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.6(19)	Fifth Amendment dated as of March 13, 2018 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.7(20)	Sixth Amendment, dated as of March 12, 2019 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.8(21)	Seventh Amendment, dated as of March 19, 2020 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.9(22)	Eighth Amendment, dated as of March 15, 2021 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.10(23)	Ninth Amendment, dated as of March 21, 2022 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.11(24)	Tenth Amendment, dated as of March 20, 2023 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.
10.12(25)
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

10.13(26)	First Amendment, dated as of February 24, 2023 between AHFC and MUFG Bank Ltd., as administrative agent and auction agent, for and on behalf of the banks party to the 364-day Credit Agreement.
10.14(27)
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

10.15(28)
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

10.16(29)	Keep Well Agreement between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated September 9, 2005.
10.17(30)	Support Compensation Agreement, between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated as of April 1, 2019.
10.18(31)	Keep Well Agreement between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated September 26, 2005.
10.19(32)	Support Compensation Agreement, between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated as of April 1, 2019.
23.1(33)	Consent of KPMG LLP
31.1(33)	Certification of Principal Executive Officer

Exhibit Number	Description
31.2(33)	Certification of Principal Financial Officer
32.1(34)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(34)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(33)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH(33)	XBRL Taxonomy Extension Schema Document
101.CAL(33)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(33)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(33)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(33)	XBRL Taxonomy Extension Definition Linkbase Document
104(33)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
(9)Incorporated herein by reference to Exhibit number 4.12 filed with our annual report on Form 10-K, dated June 21, 2019.
(10)Incorporated herein by reference to Exhibit number 4.15 filed with our annual report on Form 10-K, dated June 22, 2020.
(11)Incorporated herein by reference to Exhibit number 4.16 filed with our annual report on Form 10-K, dated June 24, 2021.
(12)Incorporated herein by reference to Exhibit number 4.15 filed with our annual report on Form 10-K, dated June 23, 2022.
(13)Incorporated herein by reference to Exhibit number 4.16 filed with our annual report on Form 10-K, dated June 23, 2022.
(14)Incorporated herein by reference to the same numbered Exhibit filed with our current report on Form 8-K, dated March 24, 2014.
(15)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated June 30, 2014.
(16)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 13, 2015.
(17)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2016.
(18)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2017.
(19)Incorporated herein by reference to the same numbered Exhibit filed with our annual report on Form 10-K, dated June 21, 2018.
(20)Incorporated herein by reference to the same numbered Exhibit filed with our annual report on Form 10-K, dated June 21, 2019.
(21)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2020.
(22)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 17, 2021.
(23)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 25, 2022.
(24)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 24, 2023.
(25)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated February 25, 2022.
(26)Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated February 28, 2023.
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
Dated: June 23, 2023

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda Vice President and Assistant Secretary (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jiro Morisawa	President and Director	June 23, 2023
Jiro Morisawa	(Principal Executive Officer)
/s/ Tetsuya Koibuchi	Vice President, Treasurer and Director	June 23, 2023
Tetsuya Koibuchi	(Principal Financial Officer)
/s/ Paul C. Honda	Vice President and Assistant Secretary	June 23, 2023
Paul C. Honda	(Principal Accounting Officer)
/s/ Petar Vucurevic	Vice President and Director	June 23, 2023
Petar Vucurevic
/s/ Masao Kawaguchi	Director	June 23, 2023
Masao Kawaguchi
Director
Noriya Kaihara
Director
Kazuhiro Takizawa

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
For the fiscal year ended March 31, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of
American Honda Finance Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Honda Finance Corporation, a wholly owned subsidiary of American Honda Motor Co., Inc., and subsidiaries (the Company) as of March 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended March 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Allowance for expected credit losses on retail loans
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company’s total allowance for credit losses on retail loans evaluated on a collective basis as of March 31, 2023 was $248 million, of which a substantial portion related to loans in the United States (the collective ACL). Retail loans are grouped into pools with similar risk characteristics such as origination quarter, internal credit grade at origination, product type, and original term. The collective ACL is measured using an econometric regression model that correlates vintage age, credit quality, economic, and other variables to historical vintage-level credit loss performance. Current and forecasted economic conditions are applied in the model to project monthly loss rates in terms of origination dollars and recovery rates in terms of cumulative loss dollars for the remaining contractual life of each vintage. The contractual term is the estimated lifetime of retail loans and is considered to be a reasonable and supportable forecast period of future economic conditions. Economic forecasts and macroeconomic variables are obtained from a third-party economic research firm that extend through the lifetime of retail loans and converge to long-run equilibrium trends. A baseline forecast that reflects the most likely economic outcome is the single forecasted economic scenario applied in the model. Qualitative adjustments may also be applied if management believes the quantitative models do not reflect the best estimate of lifetime expected credit losses.

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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls related to the:
•continued use and appropriateness of the collective ACL methodology and model, including the selection of the forecasted economic scenario assumption and related macroeconomic variables
•analysis of the collective ACL model results as compared to actual loss performance
•re-evaluation of the model used to estimate the collective ACL.

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and experience, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness and performance testing of the model by inspecting model documentation to determine whether the model is consistent with the model methodology and is suitable for its intended use
•evaluating model back-testing results to verify model output is consistent with actual loss performance
•assessing the selection of the forecasted economic scenario assumption and related macroeconomic variables by comparing the scenario to the Company’s business environment and relevant industry practices.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

Estimated early termination losses on operating lease assets
As discussed in Note 1 to the consolidated financial statements, a portion of the Company’s operating leases is expected to terminate prior to their scheduled maturities when lessees default on their contractual obligations. In such circumstances, losses are generally realized upon the disposition of the repossessed operating lease vehicles as a reduction to the carrying value of operating lease assets. The Company’s investment in operating leases, net as of March 31, 2023 was $27,778 million, a substantial portion of which relates to leases in the United States. The estimate of early termination losses on operating lease assets is measured using an econometric regression model that correlates vintage age, credit quality, economic and other variables to historical vintage-level credit loss performance. Current and forecasted economic conditions are applied in the model to project monthly loss rates in terms of origination dollars and recovery rates in terms of cumulative loss dollars for the remaining contractual life of each vintage. A baseline forecast that reflects the most likely economic outcome is the single forecasted economic scenario applied in the model.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of estimated early termination losses on operating lease assets in the United States, including controls related to the:

•continued use and appropriateness of the methodology and model used to estimate early termination losses on operating lease assets, including the selection of the forecasted economic scenario assumption and related macroeconomic variables
•analysis of model results as compared to actual loss performance
•re-evaluation of the model used to estimate early termination losses on operating lease assets.

We evaluated the Company’s process to develop the estimated early termination losses on operating lease assets in the United States by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and experience, who assisted in:
•evaluating the Company’s methodology for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness and performance testing of the model by inspecting model documentation to determine whether the model is consistent with the model methodology and is suitable for their intended use
•evaluating model back-testing results to verify model output is consistent with actual loss performance
•assessing the selection of the forecasted economic scenario assumption and related macroeconomic variables by comparing the scenario to the Company’s business environment and relevant industry practices.

We also assessed the sufficiency of the audit evidence obtained related to the estimated early terminated losses on operating lease assets in the United States by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

Estimated end of term residual values of leased vehicles
As discussed in Note 1 to the consolidated financial statements, depreciation of leased vehicles on operating leases is calculated on the straight-line method over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. The Company's investment in operating leases, net as of March 31, 2023 was $27,778 million, a substantial portion of which relates to leases in the United States. Estimated end of term residual values of leased vehicles are dependent on the expected market values of leased vehicles at the end of their lease terms and the percentage of leased vehicles expected to be returned by lessees. Factors considered in this evaluation include, among other factors, economic conditions, external market information on new and used vehicles, historical trends, and recent auction values.
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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of end of term residual values of leased vehicles in the United States estimate, including controls related to the:
•development of the residual value methodology, including identification and determination of the expected market values of leased vehicles at the end of the lease term assumption
•continued use and appropriateness of the model used to estimate the percentage of leased vehicles expected to be returned
•evaluation of the percentage of leased vehicles expected to be returned by the lessees as compared to actual vehicles returned
•analysis of the actual gain or loss recorded on the disposition of leased vehicles.

We evaluated the Company’s process to develop the estimated end of term residual values of leased vehicles in the United States by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s residual value methodology for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness and performance testing of the model by inspecting model documentation to determine whether the model is consistent with the model methodology and is suitable for their intended use
•evaluating the Company’s expected market values of leased vehicles at the end of the lease term assumption by comparing it to specific portfolio risk characteristics and trends.

We also assessed the sufficiency of the audit evidence obtained related to the estimated end of term residual values of leased vehicles in the United States by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.
/s/ KPMG LLP
We have served as the Company’s auditor since 1989.
Los Angeles, California
June 23, 2023

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	March 31,
	2023	2022
Assets
Cash and cash equivalents	$1,544	$2,607
Finance receivables, net of allowance for credit losses of $253 and $211	37,585	37,481
Investment in operating leases, net	27,778	33,624
Due from Parent and affiliated companies	66	62
Income taxes receivable	28	—
Other assets	757	1,533
Derivative instruments	1,133	971
Total assets	$68,891	$76,278
Liabilities and Equity
Debt	$40,334	$46,939
Due to Parent and affiliated companies	161	125
Income taxes payable	211	530
Deferred income taxes	6,287	6,803
Other liabilities	1,137	1,310
Derivative instruments	1,736	1,119
Total liabilities	$49,866	$56,826
Commitments and contingencies (Note 9)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of March 31, 2023 and 2022	$1,366	$1,366
Retained earnings	16,688	16,901
Accumulated other comprehensive loss	(135)	(38)
Total shareholder’s equity	17,919	18,229
Noncontrolling interest in subsidiary	1,106	1,223
Total equity	19,025	19,452
Total liabilities and equity	$68,891	$76,278
The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 10 for additional information.

	March 31,
	2023	2022
Finance receivables, net	$7,216	$9,033
Investment in operating leases, net	168	294
Other assets	433	380
Total assets	$7,817	$9,707

Secured debt	$6,927	$8,888
Other liabilities	7	5
Total liabilities	$6,934	$8,893
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions)

	Years ended March 31,
	2023	2022	2021
Revenues:
Retail	$1,468	$1,599	$1,664
Dealer	116	67	107
Operating leases	6,600	7,778	7,765
Total revenues	8,184	9,444	9,536
Leased vehicle expenses	4,891	5,630	5,580
Interest expense	887	713	893
Net revenues	2,406	3,101	3,063
Other income, net	92	50	64
Total net revenues	2,498	3,151	3,127
Expenses:
General and administrative expenses	485	479	471
Provision for credit losses	146	(22)	(69)
Early termination loss on operating leases	38	16	(156)
(Gain)/Loss on derivative instruments	697	571	(229)
(Gain)/Loss on foreign currency revaluation of debt	(410)	(470)	430
Total expenses	956	574	447
Income before income taxes	1,542	2,577	2,680
Income tax expense	403	675	647
Net income	1,139	1,902	2,033
Less: Net income attributable to noncontrolling interest	86	134	121
Net income attributable to American Honda Finance Corporation	$1,053	$1,768	$1,912

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Years ended March 31,
	2023	2022	2021
Net income	$1,139	$1,902	$2,033
Other comprehensive income/(loss):
Foreign currency translation adjustment	(186)	11	252
Comprehensive income	953	1,913	2,285
Less: Comprehensive (loss)/income attributable to noncontrolling interest	(3)	139	242
Comprehensive income attributable to American Honda Finance Corporation	$956	$1,774	$2,043
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2020	$17,563	$15,395	$(175)	$1,366	$977
Adoption of accounting standard (Note 1)	(75)	(73)	—	—	(2)
Net income	2,033	1,912	—	—	121
Other comprehensive income	252	—	131	—	121
Dividends declared	(608)	(608)	—	—	—
Balance at March 31, 2021	$19,165	$16,626	$(44)	$1,366	$1,217
Net income	1,902	1,768	—	—	134
Other comprehensive income	11	—	6	—	5
Dividends declared	(1,626)	(1,493)	—	—	(133)
Balance at March 31, 2022	$19,452	$16,901	$(38)	$1,366	$1,223
Net income	1,139	1,053	—	—	86
Other comprehensive loss	(186)	—	(97)	—	(89)
Dividends declared	(1,380)	(1,266)	—	—	(114)
Balance at March 31, 2023	$19,025	$16,688	$(135)	$1,366	$1,106
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Years ended March 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$1,139	$1,902	$2,033
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	420	(42)	(85)
Provision for credit losses	146	(22)	(69)
Early termination loss on operating leases	38	16	(156)
Depreciation on leased vehicles	4,872	5,676	5,669
Accretion of unearned subsidy income	(1,042)	(1,418)	(1,484)
Amortization of deferred dealer participation and other deferred costs	319	375	367
Gain on disposition of lease vehicles	(115)	(197)	(229)
Deferred income taxes	(477)	(232)	427
Changes in operating assets and liabilities:
Income taxes receivable/payable	(347)	325	103
Other assets	840	(558)	38
Accrued interest/discounts on debt	86	15	32
Other liabilities	20	(533)	55
Due to/from Parent and affiliated companies	34	149	(66)
Net cash provided by operating activities	5,933	5,456	6,635
Cash flows from investing activities:
Finance receivables acquired	(17,297)	(18,162)	(21,778)
Principal collected on finance receivables	17,353	20,026	18,526
Net change in wholesale loans	(696)	1,942	1,394
Purchase of operating lease vehicles	(9,306)	(15,278)	(16,023)
Disposal of operating lease vehicles	10,123	11,746	10,128
Cash received for unearned subsidy income	640	1,054	1,333
Other investing activities, net	(8)	(10)	(12)
Net cash provided by/(used in) investing activities	809	1,318	(6,432)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	29,440	26,995	39,628
Paydown of commercial paper	(25,331)	(30,234)	(39,665)
Proceeds from issuance of short-term debt	—	350	414
Paydown of short-term debt	(350)	(440)	(633)
Proceeds from issuance of related party debt	—	—	1,510
Paydown of related party debt	—	—	(2,082)
Proceeds from issuance of medium term notes and other debt	2,359	7,087	11,472
Paydown of medium term notes and other debt	(10,401)	(8,297)	(9,121)
Proceeds from issuance of secured debt	2,869	5,984	4,737
Paydown of secured debt	(4,821)	(6,005)	(5,713)
Dividends paid	(1,513)	(1,493)	(608)
Net cash used in financing activities	(7,748)	(6,053)	(61)
Effect of exchange rate changes on cash and cash equivalents	(2)	1	23
Net (decrease)/increase in cash and cash equivalents	(1,008)	722	165
Cash and cash equivalents and restricted cash at beginning of year	2,972	2,250	2,085
Cash and cash equivalents and restricted cash at end of year	$1,964	$2,972	$2,250
Supplemental disclosures of cash flow information:
Interest paid	$833	$535	$718
Income taxes paid	1,230	590	209

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	March 31,
	2023	2022	2021
Cash and cash equivalents	$1,544	$2,607	$1,870
Restricted cash included in other assets (1)	420	365	380
	$1,964	$2,972	2,250
_______________________
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
Retail Loans – The Company acquires retail installment contracts from dealers who originate the contracts with consumers. Retail loans are collateralized by liens on the related vehicles or equipment. Retail loan terms range primarily from two to seven years.
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
(b)Principles of Consolidation
The consolidated financial statements include the accounts of AHFC and its subsidiaries. All subsidiaries are wholly-owned, except for HCFI, which is majority-owned (52.33% as of March 31, 2023 and 2022).
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
The Company has elected not to record deferred taxes for Global Intangible Low-Taxed Income (GILTI) related book-tax-differences and will treat taxes due to GILTI as a current period expense when incurred.
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
(n)Recently Issued Accounting Standards
In March 2022, the Financial Accounting Standards Board issued ASU 2022-02, Financial Instruments—Credit Losses (Topic326): Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13 and enhance the disclosure requirements for certain loan refinancings and restructurings when borrowers are experiencing financial difficulty. In addition, the amendments require the disclosure of current-period gross write-offs for financing receivables by year of origination in the vintage disclosures. The Company adopted the new guidance effective April 1, 2023. This standard did not have a material impact on the consolidated financial statements.

Note 2. Finance Receivables
Finance receivables consisted of the following:

	March 31, 2023
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$35,110	$2,836	$37,946
Allowance for credit losses	(248)	(5)	(253)
Deferred dealer participation and other deferred costs	472	—	472
Unearned subsidy income	(580)	—	(580)
Finance receivables, net	$34,754	$2,831	$37,585

	March 31, 2022
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$36,028	$2,066	$38,094
Allowance for credit losses	(206)	(5)	(211)
Deferred dealer participation and other deferred costs	390	—	390
Unearned subsidy income	(792)	—	(792)
Finance receivables, net	$35,420	$2,061	$37,481

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Finance receivables include retail loans with a net carrying amount of $7.2 billion and $9.0 billion as of March 31, 2023 and 2022, respectively, which have been transferred to bankruptcy-remote SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 10 for additional information.
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Year ended March 31, 2023
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$206	$5	$211
Provision	146	—	146
Charge-offs	(193)	—	(193)
Recoveries	90	—	90
Effect of translation adjustment	(1)	—	(1)
Ending balance	$248	$5	$253

	Year ended March 31, 2022
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$280	$8	$288
Provision	(19)	(3)	(22)
Charge-offs	(145)	—	(145)
Recoveries	90	—	90
Effect of translation adjustment	—	—	—
Ending balance	$206	$5	$211

	Year ended March 31, 2021
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$364	$6	$370
Cumulative effective of adopting ASU 2016-13	98	3	101
Beginning balance as of April 1, 2020	462	9	471
Provision	(67)	(2)	(69)
Charge-offs	(232)	(1)	(233)
Recoveries	116	2	118
Effect of translation adjustment	1	—	1
Ending balance	$280	$8	$288
The allowance increased during the fiscal year ended March 31, 2023 reflecting an increase in expected credit losses due to higher delinquencies and net charge-offs on retail loans, and a slight decline in the overall credit quality of retail loans during the period.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
There were no modifications to the terms of dealer loan contracts that constituted troubled debt restructurings during the fiscal years ended March 31, 2023, 2022 and 2021. The Company generally does not grant concessions on consumer finance receivables that are considered troubled debt restructurings other than modifications of retail loans in reorganization proceedings pursuant to the U.S. Bankruptcy Code. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the fiscal years ended March 31, 2023, 2022 and 2021. The Company does allow limited payment deferrals on consumer finance receivables. These payment deferrals are not treated as troubled debt restructurings since the deferrals are deemed insignificant and interest continues to accrue during the deferral period. Payment deferrals were granted to certain customers impacted by the COVID-19 pandemic beginning in mid-March 2020 through the end of March 2021. Customers taking advantage of the deferrals were not considered delinquent during such deferral periods and therefore were not reflected in delinquency measures.
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
The following is an aging analysis of past due finance receivables:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
March 31, 2023
Retail loans:
New auto	$217	$44	$11	$272	$27,479	$27,751
Used and certified auto	103	25	6	134	5,870	6,004
Motorcycle and other	14	5	2	21	1,226	1,247
Total retail	334	74	19	427	34,575	35,002
Dealer loans:
Wholesale flooring	—	—	—	—	1,946	1,946
Commercial loans	—	—	—	—	890	890
Total dealer loans	—	—	—	—	2,836	2,836
Total finance receivables	$334	$74	$19	$427	$37,411	$37,838

March 31, 2022
Retail loans:
New auto	$194	$50	$11	$255	$29,297	$29,552
Used and certified auto	78	22	5	105	4,615	4,720
Motorcycle and other	13	4	2	19	1,335	1,354
Total retail	285	76	18	379	35,247	35,626
Dealer loans:
Wholesale flooring	—	—	—	—	1,266	1,266
Commercial loans	—	—	—	—	800	800
Total dealer loans	—	—	—	—	2,066	2,066
Total finance receivables	$285	$76	$18	$379	$37,313	$37,692

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
Retail Loan Segment
The Company utilizes proprietary credit scoring systems to evaluate the credit risk of applicants and assign internal credit grades at origination. Factors used to develop a customer’s credit grade include the terms of the contract, the loan-to-value ratio, the customer’s debt ratios, and credit bureau attributes such as the number of trade lines, utilization ratio, and number of credit inquiries. Different scorecards are utilized depending on the type of product financed. The Company regularly reviews and analyzes the performance of the consumer-financing portfolio to ensure the effectiveness of underwriting guidelines, purchasing criteria and scorecard predictability of customers. Internal credit grades are determined only at the time of origination and are not reassessed during the life of the contract. The following describes the internal credit grade ratings:

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage year
	2023	2022	2021	2020	2019	Prior	Total

March 31, 2023	(U.S. dollars in millions)
Credit grade A	$8,332	$5,994	$5,188	$1,570	$661	$171	$21,916
Credit grade B	2,828	1,693	1,308	504	229	78	6,640
Credit grade C	1,864	1,174	887	407	189	71	4,592
Credit grade D	447	294	255	191	92	36	1,315
Others	211	146	97	50	22	13	539
Total retail loans	$13,682	$9,301	$7,735	$2,722	$1,193	$369	$35,002

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

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year
	2023	2022	2021	2020	2019	Prior	Revolving loans	Wholesale Flooring	Total

March 31, 2023	(U.S. dollars in millions)
Group I	$67	$10	$143	$56	$24	$89	$428	$1,223	$2,040
Group II	1	6	29	6	—	31	—	723	796
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$68	$16	$172	$62	$24	$120	$428	$1,946	$2,836

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	March 31,
	2023	2022

	(U.S. dollars in millions)
Operating lease vehicles	$36,412	$42,990
Accumulated depreciation	(7,989)	(8,529)
Deferred dealer participation and initial direct costs	88	114
Unearned subsidy income	(656)	(869)
Estimated early termination losses	(77)	(82)
Investment in operating leases, net	$27,778	$33,624

Operating lease revenue consisted of the following:

	Years ended March 31,
	2023	2022	2021

	(U.S. dollars in millions)
Lease payments	$5,976	$6,913	$6,808
Subsidy income and dealer rate participation, net	561	798	894
Reimbursed lessor costs	63	67	63
Total operating lease revenue, net	$6,600	$7,778	$7,765
Leased vehicle expenses consisted of the following:

	Years ended March 31,
	2023	2022	2021

	(U.S. dollars in millions)
Depreciation expense	$4,872	$5,676	$5,669
Initial direct costs and other lessor costs	134	151	140
Gain on disposition of leased vehicles (1)	(115)	(197)	(229)
Total leased vehicle expenses, net	$4,891	$5,630	$5,580
________________________
(1)     Included in the gain on disposition of leased vehicles are end of term charges of $2 million, $17 million, and $54 million for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.

Investment in operating leases includes lease assets with a net carrying amount of $168 million and $294 million as of March 31, 2023 and 2022, respectively, which have been transferred to SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These investments in operating leases are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 10 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Contractual operating lease payments due as of March 31, 2023 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Year ending March 31,	(U.S. dollars in millions)
2024	$4,484
2025	2,469
2026	971
2027	175
2028	39
Total	$8,138
The Company recognized early termination losses on operating leases of $38 million, $16 million, and a reversal of early termination losses on operating leases of $156 million for the fiscal years ended March 31, 2023, 2022 and 2021, respectively. Net realized losses for the fiscal years ended March 31, 2023, 2022 and 2021 totaled $43 million, $23 million, and $72 million, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $4 million, $2 million and $31 million for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.
No impairment losses due to declines in estimated residual values were recognized during the fiscal years ended March 31, 2023 and 2022.
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate (1)		Contractual interest rate ranges
	March 31,		March 31,		March 31,
	2023	2022	2023	2022	2023	2022

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$6,375	$2,307	5.18%	0.74%	4.30 - 5.93%	0.33 - 1.21%
Bank loans	1,894	3,108	5.66%	1.52%	5.38 - 6.14%	0.94 - 2.01%
Public MTN program	21,962	28,659	1.99%	1.53%	0.30 - 5.43%	0.30 - 3.63%
Euro MTN programme	—	25	—	2.23%	— - —	2.23 - 2.23%
Other debt	3,176	3,952	3.15%	2.20%	1.34 - 5.88%	1.05 - 3.44%
Total unsecured debt	33,407	38,051
Secured debt	6,927	8,888	2.42%	0.93%	0.20 - 5.50%	0.14 - 3.30%
Total debt	$40,334	$46,939
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of March 31, 2023, the outstanding principal balance of long-term debt with floating interest rates totaled $4.1 billion, long-term debt with fixed interest rates totaled $29.5 billion, and short-term debt with floating and fixed interest rates totaled $6.7 billion. As of March 31, 2022, the outstanding principal balance of long-term debt with floating interest rates totaled $5.9 billion, long-term debt with fixed interest rates totaled $37.9 billion, and short-term debt with floating and fixed interest rates totaled $3.1 billion.
The Company’s secured debt is amortizing, and unsecured debt is non-amortizing. Scheduled and projected maturities of the Company’s debt at March 31, 2023 are summarized below:

	2024	2025	2026	2027	2028	Thereafter	Total

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$6,403	$—	$—	$—	$—	$—	$6,403
Bank loans	274	566	111	759	185	—	1,895
Public MTN program	7,193	5,336	2,300	2,367	2,367	2,448	22,011
Other debt	592	555	925	296	814	—	3,182
Total unsecured debt	14,462	6,457	3,336	3,422	3,366	2,448	33,491
Secured debt (1)	3,931	2,106	688	178	33	—	6,936
Total debt (2)	$18,393	$8,563	$4,024	$3,600	$3,399	$2,448	$40,427
Unamortized discounts/fees							(93)
Total debt, net							$40,334
________________________
(1)Projected repayment schedule of secured debt. Reflects payment performance assumptions on underlying assets.
(2)Principal amounts.
Commercial Paper
As of March 31, 2023 and 2022, the Company had commercial paper programs that provide the Company with available funds of up to $8.8 billion and $9.0 billion, respectively, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $3.9 billion and $4.9 billion during the fiscal year ended March 31, 2023 and 2022, respectively. The maximum balance outstanding at any month-end was $6.4 billion and $6.7 billion during the fiscal year ended March 31, 2023 and 2022, respectively.
Bank Loans
Outstanding bank loans at March 31, 2023 and 2022 were either short-term or long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of March 31, 2023 and 2022 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Medium Term Note (MTN) Programs
Public MTN Program
In August 2022, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of March 31, 2023 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Euro MTN Programme
The Euro MTN Programme was retired in August 2014. AHFC has no notes outstanding under this program as of March 31, 2023. The last note matured on February 21, 2023.
The MTN programs are supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of March 31, 2023 and 2022 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of March 31, 2023 and 2022 were long-term and short-term, with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans and operating leases. Refer to Note 10 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 23, 2024, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of March 31, 2023, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.5 billion syndicated bank credit facility that includes a $740 million credit agreement, which expires on March 25, 2024 and $740 million credit agreement, which expires on March 25, 2027. As of March 31, 2023, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the respective expiration date of each tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of March 31, 2023, no amounts were drawn upon under these agreements. These agreements expire on September 20, 2023. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

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

	March 31,
	2023			2022
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$55,974	$1,133	$1,062	$61,941	$931	$683
Cross currency swaps	4,328	—	674	7,920	40	436
Gross derivative assets/liabilities		1,133	1,736		971	1,119
Collateral posted/held		—	37		5	28
Counterparty netting adjustment		(1,000)	(1,000)		(804)	(804)
Net derivative assets/liabilities		$133	$773		$172	$343
The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Years ended March 31,
	2023	2022	2021

	(U.S. dollars in millions)
Interest rate swaps	$113	$140	$(148)
Cross currency swaps	(810)	(711)	377
Total gain/(loss) on derivative instruments	$(697)	$(571)	$229

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Years ended March 31,
Income Statement	2023	2022	2021

	(U.S. dollars in millions)
Revenue:
Subsidy income	$1,036	$1,410	$1,476
Interest expense:
Related party debt	—	—	2
Other income, net:
VSC administration fees	2	3	106
Support service fees	—	—	(45)
General and administrative expenses:
Support Compensation Agreement fees	63	76	72
Benefit plan expenses	8	8	9
Shared services	74	72	69
Lease expense	4	4	2

	March 31,
Balance Sheet	2023	2022

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(573)	$(783)
Investment in operating leases, net:
Unearned subsidy income	(655)	(867)
Due from Parent and affiliated companies	66	62
Liabilities:
Due to Parent and affiliated companies	161	125
Other liabilities:
Accrued benefit expenses	63	63
Dividend Payable	—	133
Operating lease liabilities	11	15
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
Debt programs supported by the Keep Well Agreements consist of the Company’s commercial paper programs, Public MTN Program and HCFI’s private placement debt and loans, if any, under AHFC's and HCFI's syndicated bank credit facilities. In connection with the above agreements, AHFC and HCFI have entered into separate Support Compensation Agreements, where each has agreed to pay HMC a quarterly fee based on the amount of outstanding debt that benefit from the Keep Well Agreements. Support Compensation Agreement fees are recognized in general and administrative expenses.
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
Other
The majority of the amounts due from the Parent and affiliated companies at March 31, 2023 and 2022 related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at March 31, 2023 and 2022 related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
AHFC leases its premises from its parent, AHM. HCFI leases its premises from HCI.
AHFC declared and paid semi-annual cash dividends to its parent, AHM, of $766 million and $500 million during the fiscal year ended March 31, 2023, $491 million and $1.0 billion during the fiscal year ended March 31, 2022, and $143 million and $465 million during the fiscal year ended March 31, 2021.
HCFI declared and paid semi-annual cash dividends to AHFC of $69 million and $56 million during the fiscal year ended March 31, 2023, and an annual dividend of $146 million during the fiscal year ended March 31, 2022 which was declared on March 22, 2022 and paid on April 21, 2022.
HCFI declared and paid semi-annual cash dividends to HCI of $63 million and $51 million during the fiscal year ended March 31, 2023, and an annual cash dividend of $133 million during the fiscal year ended March 31, 2022 which was declared on March 22, 2022 and paid on April 21, 2022.

Note 7. Income Taxes
On August 16, 2022, the U.S. government enacted budget reconciliation legislation commonly called the Inflation Reduction Act of 2022 (IRA) that authorizes major policy changes with regard to energy, environment, healthcare, and tax issues. The IRA makes significant changes to the U.S. tax code that, if applicable, will impact the Company’s subsequent fiscal years, beginning with the fiscal year ending March 31, 2024. Some of the key tax provisions of the IRA that could potentially impact the Company include a new corporate alternative minimum tax (CAMT) imposed on adjusted financial statement income of applicable corporations; a new tax credit for qualified commercial clean vehicles to promote climate change mitigation and clean energy; amendments to the existing clean vehicle tax credit; and a new tax credit for previously owned clean vehicles. Based on proposed guidance and regulations thus far, the IRA does not impact the Company’s March 31, 2023 income tax accounts. The Company is still evaluating the potential impact of the IRA provisions on future periods.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company’s consolidated income tax expense/(benefit) was computed on a modified separate return basis pursuant to the intercompany tax allocation agreement with the Parent and consisted of the following:

	Current	Deferred	Total

	(U.S. dollars in millions)
Year ended March 31, 2023
Federal	$839	$(575)	$264
State and local	35	39	74
Foreign	6	59	65
Total	$880	$(477)	$403
Year ended March 31, 2022
Federal	$643	$(205)	$438
State and local	220	(84)	136
Foreign	44	57	101
Total	$907	$(232)	$675
Year ended March 31, 2021
Federal	$36	$378	$414
State and local	146	(5)	141
Foreign	38	54	92
Total	$220	$427	$647
For the fiscal years ended March 31, 2023 and 2022, the allocation of federal current and deferred tax expense reflects the impact of lower lease acquisitions due to the ongoing microchip shortage and the elimination of like-kind exchange for personal property under the Tax Cuts and Jobs Act (Tax Act) on reversing taxable temporary differences, as well as the effect of a change in tax accounting method for certain finance receivables. For the fiscal year ended March 31, 2021, the allocation of federal current and deferred tax expense reflects primarily the impact of accelerated federal tax depreciation offset by the elimination of like-kind exchange for personal property due to the Tax Act.
Income tax expense differs from the expected income taxes by applying the statutory federal corporate rate of 21% to income before income taxes as follows:

	Years ended March 31,
	2023	2022	2021

	(U.S. dollars in millions)
Computed “expected” income taxes	$324	$541	$563
Foreign tax rate differential	13	21	19
State and local income taxes, net of federal income tax benefit	64	111	112
Change in estimated state tax rate, net of federal income tax benefit	(10)	(15)	(6)
Change in unrecognized tax benefit	4	5	(47)
Other	8	12	6
Income tax expense	$403	$675	$647

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31,
	2023	2022

	(U.S. dollars in millions)
Deferred tax assets:
State income tax	$134	$151
Receivable allowance	77	85
Accrued postretirement benefits	14	13
State loss carryforwards	23	33
Other assets	73	67
Total gross deferred tax assets	321	349
Less valuation allowance	—	—
Net deferred tax assets	321	349
Deferred tax liabilities:
HCFI leases	519	522
AHFC leases	5,418	6,563
Mark-to-market	540	—
Other	131	67
Total gross deferred tax liabilities	6,608	7,152
Net deferred tax liabilities	$6,287	$6,803
The decrease in the net deferred tax liability is mainly due to the impact of lower lease acquisitions from the ongoing microchip shortage and the elimination of like-kind exchange for personal property under the Tax Act on reversing taxable temporary differences. During the fiscal year ended March 31, 2023, the Company filed a change in tax accounting method to elect the mark-to-market method of accounting for certain finance receivables. The effect of translating HCFI’s net deferred tax liabilities to U.S. dollars upon consolidation resulted in a decrease of $39 million, an increase of $2 million, and an increase of $41 million during the fiscal years ended March 31, 2023, 2022, and 2021, respectively. The translation adjustments have been recognized as a component of other comprehensive income.
Exception to Recognition of Deferred Tax Liabilities
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI, which are intended to be indefinitely reinvested outside the United States. At March 31, 2023, $1.0 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of March 31, 2023 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $114 million, inclusive of currency translation adjustments.
Tax Attributes
Included in the Company’s deferred tax assets are net operating loss (NOL) carryforwards with tax benefits resulting from operating losses incurred in various states in which the Company files tax returns in the amounts of $23 million, $33 million, and $36 million at March 31, 2023, 2022, and 2021, respectively. The expiration, if applicable, of these NOL carryforwards varies based on the statutes of each of the applicable states through March 31, 2040.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Valuation Allowance
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. The Company considers sources of income, including, where applicable, the reversal of taxable temporary differences, projected future taxable income, and tax planning considerations in making this assessment. The Company believes it is more likely than not the deferred tax assets of $321 million recognized as of March 31, 2023 will be realized.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended March 31,
	2023	2022	2021

	(U.S. dollars in millions)
Balance, beginning of year	$81	$95	$169
Additions for current year tax positions	—	—	—
Additions for prior year tax positions	—	—	—
Reductions for prior year tax positions	(8)	(14)	(21)
Settlements	—	—	(4)
Reductions related to a lapse in the statute of limitations	—	—	(49)
Foreign currency translation	—	—	—
Balance, end of year	$73	$81	$95
Included in the balance of unrecognized tax benefits at March 31, 2023, 2022 and 2021 are $72 million, $80 million and $94 million, net of the federal benefit of state taxes, respectively, the recognition of which would affect the Company’s effective tax rate in future periods. Although it is reasonably possible that the total amounts of unrecognized tax benefits could change within the next twelve months, the Company does not believe such change would be significant. As a result of the above unrecognized tax benefits and various favorable uncertain positions, the Company has recorded a net liability for uncertain tax positions, inclusive of interest and penalties of $92 million and $94 million as of March 31, 2023 and 2022, respectively (Note 12).
The Company recognizes income tax-related interest income, interest expense and penalties as a component of income tax expense. The Company recognized interest expense of $5 million and $4 million during the fiscal years ended March 31, 2023 and 2022, respectively, and interest income of $20 million during the fiscal year ended March 31, 2021. As of March 31, 2023, 2022 and 2021, the Company’s consolidated balance sheets reflect accrued interest payable of $25 million, $20 million, and $16 million, respectively.
As of March 31, 2023, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2022, and returns filed for the taxable years ended March 31, 2008 through 2022 in various U.S. states. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2016 through 2022 federally and provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 8. Benefit Plans
The Company participates in certain retirement and other postretirement benefit plans sponsored by AHM and HCI (collectively referred to as the Sponsors).
The Company participates in defined benefit retirement plans (the Pension Plans) maintained by the Sponsors. The names of the Pension Plans maintained by AHM are the Honda Retirement Plan and the Honda Pension Equalization Plan. The name of the Pension Plan maintained by HCI is the Pension Plan for Associates of Honda Canada Inc. Employees who commenced service after September 3, 2013 are not eligible to participate in the Pension Plans maintained by AHM. Under the amendments to the Pension Plan maintained by HCI, employees who commenced service after January 1, 2014 are not eligible to participate in HCI's Pension Plan. The Company pays for its share of the Pension Plan costs allocated by the Sponsors. The Pension Plans’ expense, included in general and administrative expenses, was $5 million for the fiscal years ended March 31, 2023 and 2022 and $21 million for the fiscal year ended March 31, 2021.
The Company participates in defined contribution savings plans (the Savings Plans) maintained by the Sponsors. Participants in these plans make contributions subject to Internal Revenue Service or Canada Revenue Agency limits. General and administrative expenses include the Company's portion of contributions to the Savings Plans of $9 million for the fiscal year ended March 31, 2023 and $8 million for the fiscal years ended March 31, 2022 and 2021.
The Company participates in other postretirement plans maintained by the Sponsors primarily to provide certain healthcare benefits for retired employees. Substantially all employees become eligible for these benefits if they have met certain age and service requirements at retirement. The Company's expense for the postretirement plans included in the general and administrative expenses was $3 million for the fiscal years ended March 31, 2023 and 2022, and a benefit for the postretirement plans of $12 million for the fiscal years ended March 31, 2021, respectively.

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At March 31, 2023, maturities of operating lease liabilities were as follows:

Year ending March 31:	(U.S. dollars in millions)
2024	$9
2025	9
2026	10
2027	10
2028	10
Thereafter	31
Total undiscounted future lease obligations	79
Less: imputed interest	(10)
Operating lease liabilities	$69
Lease expense under operating leases was $10 million, $11 million and $10 million for the fiscal years ended March 31, 2023, 2022 and 2021. Rent expense is included within general and administrative expenses.
As of March 31, 2023, the weighted average remaining lease term for operating leases was 8.3 years and the weighted average remaining discount rate for operating leases was 3.0%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $657 million as of March 31, 2023. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $3 million as of March 31, 2023.
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
The Company is involved, in the ordinary course of business, in various legal proceedings including claims of individual customers and purported class action lawsuits. Certain of these actions are similar to suits filed against other financial institutions and captive finance companies concerning business practices and policies. The Company is also subject to regulation, supervision, and licensing under various federal, state, provincial, and local statutes, ordinances and regulations which involve governmental reviews and inquiries from time to time. Based on available information and established accruals, management does not believe it is reasonably possible that the results of these proceedings, in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements.

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
During the fiscal years ended March 31, 2023 and 2022, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $2.9 billion and $6.0 billion, respectively. The notes were secured by assets with an initial balance of $3.1 billion and $6.5 billion, for the fiscal years ended March 31, 2023 and 2022, respectively.
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

	March 31, 2023
	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$7,216	$419	$12	$6,844	$6
Operating lease securitizations	168	1	1	83	1
Total	$7,384	$420	$13	$6,927	$7

	March 31, 2022
	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,033	$364	$14	$8,683	$3
Operating lease securitizations	294	1	1	205	2
Total	$9,327	$365	$15	$8,888	$5
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 11).

In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of March 31, 2023 and 2022, AHFC and HCFI had combined cash collections of $400 million and $529 million, respectively, which were required to be remitted to the SPEs.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 11. Other Assets
Other assets consisted of the following:

	March 31,
	2023	2022

	(U.S. dollars in millions)
Interest receivable and other assets	$108	$82
Vehicles held for disposition	50	51
Other receivables	83	93
Software, net of accumulated amortization of $177 and $173 as of March 31, 2023, and 2022, respectively	21	22
Property and equipment, net of accumulated depreciation of $5 and $16 as of March 31, 2023, and 2022, respectively	5	5
Restricted cash	420	365
Operating lease assets	61	51
Like-kind exchange assets	—	851
Other miscellaneous assets	9	13
Total	$757	$1,533
Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. General and administrative expenses include depreciation and amortization expense of $8 million, $9 million and $11 million for the fiscal years ended March 31, 2023, 2022, and 2021, respectively.
The Company's deferred like-kind exchange program was discontinued for state tax purposes in September 2022.

Note 12. Other Liabilities
Other liabilities consisted of the following:

	March 31,
	2023	2022

	(U.S. dollars in millions)
Dealer payables	$188	$99
Accrued interest expense	121	136
Accounts payable and accrued expenses	304	368
Lease security deposits	57	72
Unearned income, operating leases	269	317
Operating lease liabilities	69	57
Uncertain tax positions	92	94
Dividend payable	—	133
Other liabilities	37	34
Total	$1,137	$1,310

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13. Other Income, net
Other income consisted of the following:

	Years ended March 31,
	2023	2022	2021

	(U.S. dollars in millions)
VSC administration (Note 6)	$2	$3	$106
Other, net	90	47	(42)
Total	$92	$50	$64

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$1,133	$—	$1,133
Cross currency swaps	—	—	—	—
Total assets	$—	$1,133	$—	$1,133
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$1,062	$—	$1,062
Cross currency swaps	—	674	—	674
Total liabilities	$—	$1,736	$—	$1,736

	March 31, 2022
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$931	$—	$931
Cross currency swaps	—	40	—	40
Total assets	$—	$971	$—	$971
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$683	$—	683
Cross currency swaps	—	436	—	436
Total liabilities	$—	$1,119	$—	$1,119
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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the fiscal years ended March 31, 2023 and 2022. Refer to Notes 1(l) and 5 for additional information on derivative instruments.
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
March 31, 2023
Vehicles held for disposition	$—	$—	$35	$35	$7
March 31, 2022
Vehicles held for disposition	$—	$—	$26	$26	$5
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
Fair Value of Financial Instruments
The following tables summarize the carrying values and fair values of the Company’s financial instruments except for those measured at fair value on a recurring basis. Certain financial instruments and all nonfinancial assets and liabilities are excluded from fair value disclosure requirements including the Company’s investment in operating leases. The carrying values of cash, cash equivalents, and restricted cash approximate fair values due to the short-term nature and limited credit risk of the instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	March 31, 2023
		Fair value
	Carrying value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	2,831	—	—	2,507	2,507
Retail loans, net	34,754	—	—	33,674	33,674

Liabilities:
Commercial paper	$6,375	$—	$6,374	$—	$6,374
Bank loans	1,894	—	1,886	—	1,886
Medium term note programs	21,962	—	20,745	—	20,745
Other debt	3,176	—	3,045	—	3,045
Secured debt	6,927	—	6,786	—	6,786

	March 31, 2022
		Fair value
	Carrying value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	2,061	—	—	1,859	1,859
Retail loans, net	35,420	—	—	35,161	35,161

Liabilities:
Commercial paper	$2,307	$—	$2,306	$—	$2,306
Bank loans	3,108	—	3,110	—	3,110
Medium term note programs	28,684	—	28,055	—	28,055
Other debt	3,952	—	3,828	—	3,828
Secured debt	8,888	—	8,762	—	8,762
Fair value information presented in the tables above is based on information available at March 31, 2023 and 2022. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the Company’s reportable segments for the fiscal years ended or at March 31 is summarized in the following tables:

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2023
Revenues:
Retail	$1,299	$169	$—	$1,468
Dealer	104	12	—	116
Operating leases	5,535	1,065	—	6,600
Total revenues	6,938	1,246	—	8,184
Leased vehicle expenses	4,059	832	—	4,891
Interest expense	723	164	—	887
Realized (gains)/losses on derivatives and foreign currency denominated debt	(92)	(42)	134	—
Net revenues	2,248	292	(134)	2,406
Other income, net	77	15	—	92
Total net revenues	2,325	307	(134)	2,498
Expenses:
General and administrative expenses	430	55	—	485
Provision for credit losses	138	8	—	146
Early termination loss on operating leases	38	—	—	38
Loss on derivative instruments	—	—	697	697
Gain on foreign currency revaluation of debt	—	—	(410)	(410)
Income before income taxes	$1,719	$244	$(421)	$1,542

March 31, 2023
Finance receivables, net	$33,518	$4,067	$—	$37,585
Investment in operating leases, net	23,853	3,925	—	27,778
Total assets	60,556	8,335	—	68,891

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2022
Revenues:
Retail	$1,414	$185	$—	$1,599
Dealer	58	9	—	67
Operating leases	6,489	1,289	—	7,778
Total revenues	7,961	1,483	—	9,444
Leased vehicle expenses	4,655	975	—	5,630
Interest expense	604	109	—	713
Realized (gains)/losses on derivatives and foreign currency denominated debt	121	22	(143)	—
Net revenues	2,581	377	143	3,101
Other income, net	36	14	—	50
Total net revenues	2,617	391	143	3,151
Expenses:
General and administrative expenses	423	56	—	479
Provision for credit losses	(22)	—	—	(22)
Early termination loss on operating leases	16	—	—	16
Loss on derivative instruments	—	—	571	571
Gain on foreign currency revaluation of debt	—	—	(470)	(470)
Income before income taxes	$2,200	$335	$42	$2,577

March 31, 2022
Finance receivables, net	$33,320	$4,161	$—	$37,481
Investment in operating leases, net	28,691	4,933	—	33,624
Total assets	66,877	9,401	—	76,278

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2021
Revenues:
Retail	$1,474	$190	$—	$1,664
Dealer	94	13	—	107
Operating leases	6,437	1,328	—	7,765
Total revenues	8,005	1,531	—	9,536
Leased vehicle expenses	4,576	1,004	—	5,580
Interest expense	772	121	—	893
Realized (gains)/losses on derivatives and foreign currency denominated debt	247	39	(286)	—
Net revenues	2,410	367	286	3,063
Other income, net	51	13	—	64
Total net revenues	2,461	380	286	3,127
Expenses:
General and administrative expenses	418	53	—	471
Provision for credit losses	(65)	(4)	—	(69)
Early termination loss on operating leases	(157)	1	—	(156)
Gain on derivative instruments	—	—	(229)	(229)
Loss on foreign currency revaluation of debt	—	—	430	430
Income before income taxes	$2,265	$330	$85	$2,680

March 31, 2021
Finance receivables, net	$36,905	$4,528	$—	$41,433
Investment in operating leases, net	30,036	5,309	—	35,345
Total assets	70,590	10,212	—	80,802