Form 10-Q
period 2023-06-30
AMERICAN HONDA FINANCE CORP
filed 2023-08-10
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-36111
AMERICAN HONDA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1919 Torrance Blvd., Torrance, California	90501
(Address of principal executive offices)	(Zip Code)

(310) 972-2288
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
0.750% Medium-Term Notes, Series A Due January 17, 2024	HMC/26A	New York Stock Exchange
1.950% Medium-Term Notes, Series A Due October 18, 2024	HMC/24D	New York Stock Exchange
0.750% Medium-Term Notes, Series A Due November 25, 2026	HMC/26A	New York Stock Exchange
0.300% Medium-Term Notes, Series A Due July 7, 2028	HMC/28A	New York Stock Exchange
1.500% Medium-Term Notes, Series A Due October 19, 2027	HMC/27A	New York Stock Exchange
3.750% Medium-Term Notes, Series A Due October 25, 2027	HMC/27B	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of July 31, 2023, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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
For the quarter ended June 30, 2023

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
•the impact of pandemics, epidemics, and other public health crises, such as COVID-19 and efforts to contain them on our operations, liquidity and financial condition;
•changes in laws and regulations, including the result of financial services legislation, and related costs;
•changes in accounting standards;
•a failure or interruption in our operations; and
•a security breach or cyber attack.
Additional information regarding these and other risks and uncertainties to which our business is subject to is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the Securities and Exchange Commission on June 23, 2023. Readers of this Quarterly Report should review the information contained in that report, and in any subsequent reports that we file with the Securities and Exchange Commission as such risks and uncertainties may be amended, supplemented or superseded from time to time. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share amounts)

	June 30, 2023	March 31, 2023
Assets
Cash and cash equivalents	$1,226	$1,544
Finance receivables, net of allowance for credit losses of $308 and $253	40,124	37,585
Investment in operating leases, net	27,632	27,778
Due from Parent and affiliated companies	97	66
Income taxes receivable	28	28
Other assets	853	757
Derivative instruments	1,269	1,133
Total assets	$71,229	$68,891
Liabilities and Equity
Debt	$42,042	$40,334
Due to Parent and affiliated companies	114	161
Income taxes payable	461	211
Deferred income taxes	6,180	6,287
Other liabilities	1,280	1,137
Derivative instruments	1,789	1,736
Total liabilities	51,866	49,866
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of June 30, 2023 and March 31, 2023	1,366	1,366
Retained earnings	16,953	16,688
Accumulated other comprehensive loss	(110)	(135)
Total shareholder’s equity	18,209	17,919
Noncontrolling interest in subsidiary	1,154	1,106
Total equity	19,363	19,025
Total liabilities and equity	$71,229	$68,891

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	June 30, 2023	March 31, 2023
Finance receivables, net	$7,635	$7,216
Investment in operating leases, net	114	168
Other assets	519	433
Total assets	$8,268	$7,817

Secured debt	$7,281	$6,927
Other liabilities	10	7
Total liabilities	$7,291	$6,934

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2023	2022
Revenues:
Retail	$436	$362
Dealer	50	17
Operating leases	1,537	1,768
Total revenues	2,023	2,147
Leased vehicle expenses	1,110	1,314
Interest expense	323	181
Net revenues	590	652
Other income, net	29	14
Total net revenues	619	666
Expenses:
General and administrative expenses	127	119
Provision for credit losses	79	21
Early termination loss on operating leases	12	(1)
(Gain)/Loss on derivative instruments	(71)	525
(Gain)/Loss on foreign currency revaluation of debt	50	(428)
Total expenses	197	236
Income before income taxes	422	430
Income tax expense	132	117
Net income	290	313
Less: Net income attributable to noncontrolling interest	25	28
Net income attributable to American Honda Finance Corporation	$265	$285

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2023	2022
Net income	$290	$313
Other comprehensive income:
Foreign currency translation adjustment	48	(73)
Comprehensive income	338	240
Less: Comprehensive income/(loss) attributable to noncontrolling interest	48	(7)
Comprehensive income attributable to American Honda Finance Corporation	$290	$247

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2022	$19,452	$16,901	$(38)	$1,366	$1,223
Net income	313	285	—	—	28
Other comprehensive loss	(73)	—	(38)	—	(35)
Balance at June 30, 2022	$19,692	$17,186	$(76)	$1,366	$1,216

Balance at March 31, 2023	$19,025	$16,688	$(135)	$1,366	$1,106
Net income	290	265	—	—	25
Other comprehensive income	48	—	25	—	23
Balance at June 30, 2023	$19,363	$16,953	$(110)	$1,366	$1,154

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$290	$313
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	36	98
Provision for credit losses	79	21
Early termination loss on operating leases	12	(1)
Depreciation on leased vehicles	1,116	1,315
Accretion of unearned subsidy income	(237)	(291)
Amortization of deferred dealer participation and other deferred costs	86	83
Gain on disposition of leased vehicles	(31)	(33)
Deferred income taxes	(118)	(219)
Changes in operating assets and liabilities:
Income taxes receivable/payable	251	307
Other assets	(12)	94
Accrued interest/discounts on debt	38	13
Other liabilities	60	(72)
Due to/from Parent and affiliated companies	(79)	(21)
Net cash provided by operating activities	1,491	1,607
Cash flows from investing activities:
Finance receivables acquired	(7,054)	(3,327)
Principal collected on finance receivables	4,443	4,552
Net change in wholesale loans	43	153
Purchase of operating lease vehicles	(3,638)	(2,174)
Disposal of operating lease vehicles	2,746	2,793
Cash received for unearned subsidy income	203	118
Other investing activities, net	—	(1)
Net cash (used in)/provided by investing activities	(3,257)	2,114

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2023	2022
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$12,487	$5,200
Paydown of commercial paper	(11,893)	(4,433)
Proceeds from issuance of medium-term notes and other debt	2,243	197
Paydown of medium-term notes and other debt	(1,650)	(3,233)
Proceeds from issuance of secured debt	1,496	—
Paydown of secured debt	(1,153)	(1,392)
Dividends paid	—	(132)
Net cash provided by/(used in) financing activities	1,530	(3,793)
Effect of exchange rate changes on cash and cash equivalents	3	(2)
Net decrease in cash and cash equivalents	(233)	(74)
Cash and cash equivalents and restricted cash at beginning of period	1,964	2,972
Cash and cash equivalents and restricted cash at end of period	$1,731	$2,898
Supplemental disclosures of cash flow information:
Interest paid	$216	$119
Income taxes (refunded)/paid	$(3)	$30

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	June 30,
	2023	2022
Cash and cash equivalents	$1,226	$2,594
Restricted cash included in other assets (1)	505	304
Total	$1,731	$2,898
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

Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year or for any other interim period. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements, significant accounting policies, and the other notes to the consolidated financial statements for the fiscal year ended March 31, 2023 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on June 23, 2023. All significant intercompany balances and transactions have been eliminated upon consolidation.

Recently Adopted Accounting Standard
Effective April 1, 2023, the Company adopted Accounting Standards Update (ASU) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13 and enhance the disclosure requirements for certain loan refinancings and restructurings when borrowers are experiencing financial difficulty. In addition, the amendments require the disclosure of current-period gross writeoffs for financing receivables by year of origination in the vintage disclosures. The adoption of this standard did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Standards
ASUs issued but not yet adopted were assessed and determined to be either not applicable or not expected to have a material impact on the consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	June 30, 2023
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$37,535	$2,913	$40,448
Allowance for credit losses	(303)	(5)	(308)
Deferred dealer participation and other deferred costs	528	—	528
Unearned subsidy income	(544)	—	(544)
Finance receivables, net	$37,216	$2,908	$40,124

	March 31, 2023
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$35,110	$2,836	$37,946
Allowance for credit losses	(248)	(5)	(253)
Deferred dealer participation and other deferred costs	472	—	472
Unearned subsidy income	(580)	—	(580)
Finance receivables, net	$34,754	$2,831	$37,585

Finance receivables include retail loans with a net carrying amount of $7.6 billion and $7.2 billion as of June 30, 2023 and March 31, 2023, respectively, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three months ended June 30, 2023
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of April 1, 2023	$248	$5	$253
Provision	79	—	79
Charge-offs	(47)	—	(47)
Recoveries	23	—	23
Ending balance as of June 30, 2023	$303	$5	$308

	Three months ended June 30, 2022
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of April 1, 2022	$206	$5	$211
Provision	21	—	21
Charge-offs	(37)		(37)
Recoveries	22	—	22
Ending balance as of June 30, 2022	$212	$5	$217

The allowance for credit losses increased during the three months ended June 30, 2023 primarily due to the increase in acquisition of retail loans during the period.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
June 30, 2023
Retail loans:
New auto	$226	$63	$14	$303	$29,402	$29,705
Used and certified auto	113	38	9	160	6,339	6,499
Motorcycle and other	13	6	3	22	1,293	1,315
Total retail loans	352	107	26	485	37,034	37,519
Dealer loans:
Wholesale flooring	—	—	—	—	1,909	1,909
Commercial loans	—	—	—	—	1,004	1,004
Total dealer loans	—	—	—	—	2,913	2,913
Total finance receivables	$352	$107	$26	$485	$39,947	$40,432

March 31, 2023
Retail loans:
New auto	$217	$44	$11	$272	$27,479	$27,751
Used and certified auto	103	25	6	134	5,870	6,004
Motorcycle and other	14	5	2	21	1,226	1,247
Total retail loans	334	74	19	427	34,575	35,002
Dealer loans:
Wholesale flooring	—	—	—	—	1,946	1,946
Commercial loans	—	—	—	—	890	890
Total dealer loans	—	—	—	—	2,836	2,836
Total finance receivables	$334	$74	$19	$427	$37,411	$37,838

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2024	2023	2022	2021	2020	Prior	Total

	(U.S. dollars in millions)
June 30, 2023
Credit grade A	$4,046	$7,621	$5,388	$4,568	$1,294	$550	$23,467
Credit grade B	1,208	2,627	1,533	1,160	429	222	7,179
Credit grade C	807	1,729	1,057	785	348	192	4,918
Credit grade D	210	414	262	225	164	98	1,373
Others	100	194	133	87	42	26	582
Total retail loans	$6,371	$12,585	$8,373	$6,825	$2,277	$1,088	$37,519
Gross charge-offs for the three months ended June 30, 2023	$—	$18	$13	$9	$4	$3	$47

	Retail loans by vintage fiscal year

	2023	2022	2021	2020	2019	Prior	Total

	(U.S. dollars in millions)
March 31, 2023
Credit grade A	$8,332	$5,994	$5,188	$1,570	$661	$171	$21,916
Credit grade B	2,828	1,693	1,308	504	229	78	6,640
Credit grade C	1,864	1,174	887	407	189	71	4,592
Credit grade D	447	294	255	191	92	36	1,315
Others	211	146	97	50	22	13	539
Total retail loans	$13,682	$9,301	$7,735	$2,722	$1,193	$369	$35,002
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2024	2023	2022	2021	2020	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
June 30, 2023
Group I	$59	$66	$10	$118	$52	$102	$519	$1,144	$2,070
Group II	—	1	6	29	11	31	—	764	842
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$59	$67	$16	$147	$63	$133	$519	$1,909	$2,913
Gross charge-offs for the three months ended June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Commercial loans by vintage fiscal year

	2023	2022	2021	2020	2019	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
March 31, 2023
Group I	$67	$10	$143	$56	$24	$89	$428	$1,223	$2,040
Group II	1	6	29	6	—	31	—	723	796
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$68	$16	$172	$62	$24	$120	$428	$1,946	$2,836

Loan Modifications
The contractual terms of loans may be modified when borrowers are experiencing financial difficulties in an effort to mitigate losses. There were no dealer loans that were modified for dealers experiencing financial difficulties during the three months ended June 30, 2023. Payment deferrals are granted on retail loans, however the delays in payments are considered insignificant since the number of deferred payments are limited and interest continues to accrue during the deferral period. Starting in April 2023, the Company began granting term extensions on retail loans in the United States. Term extensions extend the maturity date of the loan which reduces the monthly payments over the remaining extended term of the loan. Term extensions do not change the contractual interest rates or reduce the outstanding principal balances. During the three months ended June 30, 2023, term extensions were not material to the Company’s consolidated financial statement. Retail loans may also be modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code which may include interest rate adjustments, term extensions, and principal forgiveness. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three months ended June 30, 2023.
Prior to the adoption of ASU 2022-2, there were no dealer loans during the fiscal year ended March 31, 2023 that were considered troubled debt restructurings. Retail loans modified under bankruptcy protection were considered troubled debt restructurings but were not material to the Company’s consolidated financial statements during the fiscal year ended March 31, 2023.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	June 30, 2023	March 31, 2023

	(U.S. dollars in millions)
Operating lease vehicles	$35,958	$36,412
Accumulated depreciation	(7,671)	(7,989)
Deferred dealer participation and initial direct costs	92	88
Unearned subsidy income	(661)	(656)
Estimated early termination losses	(86)	(77)
Investment in operating leases, net	$27,632	$27,778

Operating lease revenue consisted of the following:

	Three months ended June 30,
	2023	2022

	(U.S. dollars in millions)
Lease payments	$1,400	$1,597
Subsidy income and dealer rate participation, net	128	158
Reimbursed lessor costs	9	13
Total operating lease revenue, net	$1,537	$1,768

Leased vehicle expenses consisted of the following:

	Three months ended June 30,
	2023	2022

	(U.S. dollars in millions)
Depreciation expense	$1,116	$1,315
Initial direct costs and other lessor costs	25	32
Gain on disposition of leased vehicles (1)	(31)	(33)
Total leased vehicle expenses, net	$1,110	$1,314
________________________
(1)Included in the gain on disposition of leased vehicles are end of term charges of $1 million and less than $1 million for the three months ended June 30, 2023, and 2022, respectively.
Investment in operating leases includes lease assets with a net carrying amount of $114 million and $168 million as of June 30, 2023 and March 31, 2023, respectively, which have been transferred to SPEs and are considered to be legally isolated but do not qualify for sale accounting treatment. These investments in operating leases are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Contractual operating lease payments due as of June 30, 2023 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve-month periods ending June 30,	(U.S. dollars in millions)

2024	$4,430
2025	2,593
2026	1,143
2027	216
2028	52
Total	$8,434
The Company recognized early termination losses on operating leases of $12 million and a reversal of early termination losses on operating leases of $1 million during the three months ended June 30, 2023 and 2022, respectively. Net realized losses totaled $3 million and $1 million during the three months ended June 30, 2023 and 2022, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $3 million and less than $1 million for the three months ended June 30, 2023 and 2022, respectively.
No impairment losses due to declines in estimated residual values were recognized during both the three months ended June 30, 2023 and 2022.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate (1)		Contractual interest rate ranges
	June 30, 2023	March 31, 2023	June 30, 2023	March 31, 2023	June 30, 2023	March 31, 2023

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$6,997	$6,375	5.47%	5.18%	4.66 - 5.65%	4.30 - 5.93%
Bank loans	1,910	1,894	6.02%	5.66%	5.69 - 6.54%	5.38 - 6.14%
Public MTN program	22,612	21,962	2.25%	1.99%	0.30 - 5.93%	0.30 - 5.43%
Other debt	3,242	3,176	3.19%	3.15%	1.34 - 6.13%	1.34 - 5.88%
Total unsecured debt	34,761	33,407
Secured debt	7,281	6,927	3.06%	2.42%	0.27 - 5.71%	0.20 - 5.50%
Total debt	$42,042	$40,334
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.

As of June 30, 2023, the outstanding principal balance of long-term debt with floating interest rates totaled $3.7 billion, long-term debt with fixed interest rates totaled $30.8 billion, and short-term debt with floating or fixed interest rates totaled $7.5 billion. As of March 31, 2023, the outstanding principal balance of long-term debt with floating interest rates totaled $4.1 billion, long-term debt with fixed interest rates totaled $29.5 billion, and short-term debt with floating or fixed interest rates totaled $6.7 billion.
Commercial Paper
As of June 30, 2023 and March 31, 2023, the Company had commercial paper programs that provide the Company with available funds of up to $8.9 billion and $8.8 billion, respectively at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $6.8 billion and $2.5 billion during the three months ended June 30, 2023 and 2022, respectively. The maximum balance outstanding at any month-end during the three months ended June 30, 2023 and 2022 was $7.0 billion and $3.1 billion, respectively.
Bank Loans
Outstanding bank loans at June 30, 2023 were either short-term or long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of June 30, 2023 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.
Public MTN Program
In August 2022, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of June 30, 2023 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Other Debt
The outstanding balances as of June 30, 2023 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of June 30, 2023 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans and operating leases. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 23, 2024, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of June 30, 2023, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.5 billion syndicated bank credit facility that includes a $755 million credit agreement, which expires on March 25, 2024 and a $755 million credit agreement, which expires on March 25, 2027. As of June 30, 2023, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of June 30, 2023, no amounts were drawn upon under these agreements. These agreements expire in September 2023. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

Note 5. Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 12 regarding the valuation of derivative instruments.

	June 30, 2023			March 31, 2023
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$56,995	$1,267	$1,122	$55,974	$1,133	$1,062
Cross currency swaps	4,328	2	667	4,328	—	674
Gross derivative assets/liabilities		1,269	1,789		1,133	1,736
Collateral posted/held		—	61		—	37
Counterparty netting adjustment		(1,119)	(1,119)		(1,000)	(1,000)
Net derivative assets/liabilities		$150	$731		$133	$773

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended June 30,
	2023	2022

	(U.S. dollars in millions)
Interest rate swaps	$126	$9
Cross currency swaps	(55)	(534)
Total gain/(loss) on derivative instruments	$71	$(525)

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended June 30,
Income Statement	2023	2022

	(U.S. dollars in millions)
Revenue:
Subsidy income	$236	$289
General and administrative expenses:
Support Compensation Agreement fees	15	17
Benefit plan expenses	2	2
Shared services	18	18
Lease expense	1	1

Balance Sheet	June 30, 2023	March 31, 2023

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(537)	$(573)
Investment in operating leases, net:
Unearned subsidy income	(660)	(655)
Due from Parent and affiliated companies	97	66
Liabilities:
Due to Parent and affiliated companies	114	161
Other liabilities:
Accrued benefit expenses	65	63
Operating lease liabilities	10	11

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
Debt programs supported by the Keep Well Agreements consist of the Company’s commercial paper programs, Public MTN Program, and HCFI’s private placement debt and loans, if any, under AHFC's and HCFI's syndicated bank credit facilities. In connection with the above agreements, AHFC and HCFI have entered into separate Support Compensation Agreements, where each has agreed to pay HMC a quarterly fee based on the amount of outstanding debt that benefit from the Keep Well Agreements. Support Compensation Agreement fees are recognized in general and administrative expenses.
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
Other
The majority of the amounts due from the Parent and affiliated companies at June 30, 2023 and March 31, 2023 were related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at June 30, 2023 and March 31, 2023 were related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
AHFC leases its premises from its parent, AHM.
In July 2023 and 2022, AHFC declared and paid cash dividends of $553 million and $766 million, respectively, to its parent, AHM.
In July 2023, HCFI declared and paid cash dividends to AHFC and HCI of $37 million and $34 million, respectively. In July 2022, HCFI declared and paid cash dividends to AHFC and HCI of $69 million and $63 million, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 7. Income Taxes
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law. The IRA includes tax provisions for a new corporate alternative minimum tax (CAMT) of 15% on adjusted financial statement income of corporations with profits greater than $1 billion, effective for taxable years beginning after December 31, 2022, in addition to a new tax credit for qualified commercial clean vehicles (QCCV) that applies to vehicles acquired after December 31, 2022. At June 30, 2023, based on proposed guidance and regulations thus far, the Company does not expect to be subject to the CAMT for fiscal year 2024 and expects to generate an immaterial amount of QCCV tax credits during the fourth quarter of fiscal year 2024. We will continue to evaluate the effects of IRA as additional guidance and regulations are issued.
The Company's effective tax rate was 31.3% and 27.2% for the three months ended June 30, 2023 and 2022, respectively. The increase in effective tax rate was primarily due to an increase in state taxes attributable to state tax law changes. The Company's effective tax rate for the three months ended June 30, 2023 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At June 30, 2023, $1.1 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of June 30, 2023 were to be distributed, the tax liability associated with these earnings would be $123 million, inclusive of currency translation adjustments.
As of June 30, 2023, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2022, and returns filed for the taxable years ended March 31, 2008 through 2022 in various U.S. states. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2016 through 2022, federally and provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years and does not expect any material changes in the amounts of unrecognized tax benefits during the fiscal year ending March 31, 2024.

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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At June 30, 2023, maturities of operating lease liabilities were as follows:

Twelve-month periods ending June 30,	(U.S. dollars in millions)

2024	$11
2025	9
2026	10
2027	10
2028	9
Thereafter	28
Total undiscounted future lease obligations	77
Less: imputed interest	(9)
Operating lease liabilities	$68

Lease expense under operating leases was $2 million for both the three months ended June 30, 2023 and 2022. Rent expense is included within general and administrative expenses.
As of June 30, 2023, the weighted average remaining lease term for operating leases was 8.1 years and the weighted average remaining discount rate for operating leases was 2.85%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $566 million as of June 30, 2023. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $1 million as of June 30, 2023.

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
During the three months ended June 30, 2023, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $1.5 billion which were secured by assets with an initial balance of $1.6 billion. During the three months ended June 30, 2022, the Company did not issue notes through asset-backed securitizations.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2023

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$7,635	$504	$13	$7,237	$9
Operating lease securitizations	114	1	1	44	1
Total	$7,749	$505	$14	$7,281	$10

	March 31, 2023

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$7,216	$419	$12	$6,844	$6
Operating lease securitizations	168	1	1	83	1
Total	$7,384	$420	$13	$6,927	$7
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of June 30, 2023 and March 31, 2023, AHFC and HCFI had combined cash collections of $409 million and $400 million, respectively, which were required to be remitted to the SPEs.

Note 10. Other Assets
Other assets consisted of the following:

	June 30, 2023	March 31, 2023

	(U.S. dollars in millions)
Accrued interest and fees on finance receivables	$117	$103
Accrued rental payments and fees on operating leases	58	62
Vehicles held for disposition	44	50
Restricted cash	505	420
Operating lease right-of-use assets	60	61
Other miscellaneous assets	69	61
Total	$853	$757

Certain balances as of March 31, 2023 have been reclassified to conform with the current period presentation.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 11. Other Liabilities
Other liabilities consisted of the following:

	June 30, 2023	March 31, 2023

	(U.S. dollars in millions)
Dealer payables	$208	$188
Accrued interest expense	209	121
Accounts payable and accrued expenses	325	304
Lease security deposits	55	57
Unearned income, operating leases	259	269
Operating lease liabilities	68	69
Uncertain tax positions	94	92
Other liabilities	62	37
Total	$1,280	$1,137

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

Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2023
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$1,267	$—	$1,267
Cross currency swaps	—	2	—	2
Total assets	$—	$1,269	$—	$1,269
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$1,122	$—	$1,122
Cross currency swaps	—	667	—	667
Total liabilities	$—	$1,789	$—	$1,789

	March 31, 2023
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$1,133	$—	$1,133
Cross currency swaps	—	—	—	—
Total assets	$—	$1,133	$—	$1,133
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$1,062	$—	$1,062
Cross currency swaps	—	674	—	674
Total liabilities	$—	$1,736	$—	$1,736

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the three months ended June 30, 2023 and 2022. Refer to Note 5 for additional information on derivative instruments.

Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
June 30, 2023
Vehicles held for disposition	$—	$—	$33	$33	$8
June 30, 2022
Vehicles held for disposition	$—	$—	$23	$23	$3

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2023
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$2,908	—	—	$2,616	$2,616
Retail loans, net	37,216	—	—	35,850	35,850
Liabilities:
Commercial paper	$6,997	$—	$6,998	$—	$6,998
Bank loans	1,910	—	1,913	—	1,913
Medium-term note programs	22,612	—	21,249	—	21,249
Other debt	3,242	—	3,088	—	3,088
Secured debt	7,281	—	7,146	—	7,146

	March 31, 2023
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$2,831	—	—	$2,507	$2,507
Retail loans, net	34,754	—	—	33,674	33,674
Liabilities:
Commercial paper	$6,375	$—	$6,374	$—	$6,374
Bank loans	1,894	—	1,886	—	1,886
Medium-term note programs	21,962	—	20,745	—	20,745
Other debt	3,176	—	3,045	—	3,045
Secured debt	6,927	—	6,786	—	6,786

Fair value information presented in the tables above is based on information available at June 30, 2023 and March 31, 2023. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for both the three months ended June 30, 2023 and 2022 is summarized in the following tables:

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended June 30, 2023
Revenues:
Retail	$388	$48	$—	$436
Dealer	45	5	—	50
Operating leases	1,297	240	—	1,537
Total revenues	1,730	293	—	2,023
Leased vehicle expenses	925	185	—	1,110
Interest expenses	269	54	—	323
Realized (gains)/losses on derivatives and foreign currency denominated debt	(40)	(16)	56	—
Net revenues	576	70	(56)	590
Other income, net	25	4	—	29
Total net revenues	601	74	(56)	619
Expenses:
General and administrative expenses	114	13	—	127
Provision for credit losses	77	2	—	79
Early termination loss on operating leases	12	—	—	12
Gain on derivative instruments	—	—	(71)	(71)
Loss on foreign currency revaluation of debt	—	—	50	50
Income before income taxes	$398	$59	$(35)	$422

June 30, 2023
Finance receivables, net	$35,680	$4,444	$—	$40,124
Investment in operating leases, net	23,723	3,909	—	27,632
Total assets	62,475	8,754	—	71,229

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended June 30, 2022
Revenues:
Retail	$320	$42	$—	$362
Dealer	15	2	—	17
Operating leases	1,477	291	—	1,768
Total revenues	1,812	335	—	2,147
Leased vehicle expenses	1,089	225	—	1,314
Interest expense	151	30	—	181
Realized (gains)/losses on derivatives and foreign currency denominated debt	—	(1)	1	—
Net revenues	572	81	(1)	652
Other income, net	11	3	—	14
Total net revenues	583	84	(1)	666
Expenses:
General and administrative expenses	105	14	—	119
Provision for credit losses	19	2	—	21
Early termination loss on operating leases	(1)	—	—	(1)
Loss on derivative instruments	—	—	525	525
Gain on foreign currency revaluation of debt	—	—	(428)	(428)
Income before income taxes	$460	$68	$(98)	$430

June 30, 2022
Finance receivables, net	$31,974	$4,003	$—	$35,977
Investment in operating leases, net	27,057	4,604	—	31,661
Total assets	63,815	8,966	—	72,781

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
References in this report to our “fiscal year 2024” and “fiscal year 2023” refer to our fiscal year ending March 31, 2024 and our fiscal year ended March 31, 2023, respectively.

Results of Operations

Operating Environment Overview
Production levels and the availability of new vehicles have continued to improve resulting in higher dealer inventory levels, dealer loan financing balances, and consumer financing acquisition volumes since the lows we experienced during the first half of fiscal year 2023. The rising interest rate environment has increased the returns on more recently acquired financing assets and our funding costs. Higher interest rates have also contributed to an increase in the demand for 72 and 84 months retail loans.
The trend in delinquencies and charge-offs we have observed over the past several quarters continued to increase which may be attributable to the negative effects of inflationary pressures, rising interest rates, and other factors affecting consumers’ ability to perform on their obligations. Used vehicle prices have softened but remain relatively strong with return rates on leased vehicles remaining at historically low levels.
Segment Results—Comparison of the Three months ended June 30, 2023 and 2022
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Three months ended June 30,		Difference		Three months ended June 30,		Difference		Three months ended June 30,
	2023	2022	Amount	%	2023	2022	Amount	%	2023	2022

	(U.S. dollars in millions)
Revenues:
Retail	$388	$320	$68	21%	$48	$42	$6	14%	$436	$362
Dealer	45	15	30	200%	5	2	3	150%	50	17
Operating leases	1,297	1,477	(180)	(12)%	240	291	(51)	(18)%	1,537	1,768
Total revenues	1,730	1,812	(82)	(5)%	293	335	(42)	(13)%	2,023	2,147
Leased vehicle expenses	925	1,089	(164)	(15)%	185	225	(40)	(18)%	1,110	1,314
Interest expense	269	151	118	78%	54	30	24	80%	323	181
Realized (gains)/losses on derivatives and foreign currency debt	(40)	—	(40)	n/m	(16)	(1)	(15)	n/m	(56)	(1)
Net revenues	576	572	4	1%	70	81	(11)	(14)%	646	653
Other income	25	11	14	127%	4	3	1	33%	29	14
Total net revenues	601	583	18	3%	74	84	(10)	(12)%	675	667
Expenses:
General and administrative expenses	114	105	9	9%	13	14	(1)	(7)%	127	119
Provision for credit losses	77	19	58	n/m	2	2	—	—%	79	21
Early termination loss on operating leases	12	(1)	13	n/m	—	—	—	—	12	(1)
Income before income taxes	$398	$460	$(62)	(13)%	$59	$68	$(9)	(13)%	$457	$528
_______________________
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Three months ended June 30,		Difference		Three months ended June 30,		Difference
	2023	2022	Amount	%	2023	2022	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$32,225	$31,099	$1,126	4%	$3,916	$3,856	$60	2%
Average outstanding units	1,910	1,965	(55)	(3)%	266	273	(7)	(3)%
Effective yield	4.8%	4.1%			4.9%	4.4%

Dealer loans:
Average outstanding balance	$2,518	$1,777	$741	42%	$319	$215	$104	48%
Effective yield	7.1%	3.5%			6.9%	3.6%

Operating leases:
Average outstanding balance	$23,771	$27,908	$(4,137)	(15)%	$3,888	$4,754	$(866)	(18)%
Average outstanding units	939	1,155	(216)	(19)%	202	237	(35)	(15)%
Average monthly rental income(2)	$461	$426	$35	8%	$396	$410	$(14)	(3)%
Average monthly depreciation(2),(3)	$338	$323	$15	5%	$311	$321	$(10)	(3)%

Debt:
Average outstanding balance	$36,034	$39,150	$(3,116)	(8)%	$5,290	$5,724	$(434)	(8)%
Effective interest rate	3.0%	1.5%			4.1%	2.1%
_______________________
(1)Average outstanding balances and units based on month end amounts during respective periods. Effective yields and interest rates based on average outstanding month end balances. Average monthly rental income and depreciation based on average outstanding month end units.
(2)U.S. dollars per unit.
(3)Excludes gains on disposition of leased vehicles.

United States Segment
Revenues
–Revenue from retail loans increased due to higher yields and higher average outstanding balances.
–Revenue from dealer loans increased due to higher yields and higher average outstanding wholesale flooring loan balances as a result of higher dealer inventory levels.
–Operating lease revenue decreased due to lower average outstanding units, which was partially offset by an increase in average rental income per unit.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units, which were partially offset by higher average depreciation expense per unit.

Interest expense
Interest expense increased due to higher average interest rates, which was partially offset by lower average outstanding debt balances. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivatives and foreign currency debt
Net realized gains during the first quarter of fiscal year 2024 consisted of gains on pay fixed interest rate swaps of $253 million, which was partially offset by losses on pay float interest rate swaps of $155 million and losses on cross currency swaps of $58 million.
Provision for credit losses
Provision for credit losses increased primarily due to the increase in acquisition of retail loans. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
We recognized early termination losses on operating leases during the first quarter of fiscal year 2024 due to a higher estimate of early termination losses. We recognized a reversal of early termination on operating leases during the first quarter of fiscal year 2023 due to lower than expected realized losses. See —Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans increased due to higher yields and higher average outstanding balances.
–Revenue from dealer loans increased due to higher yields and higher average outstanding wholesale flooring loan balances as a result of higher dealer inventory levels.
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
Realized (gains)/losses on derivative instruments
Net realized gains during the first quarter of fiscal year 2024 consisted of gains on pay fixed interest rate swaps of $36 million, which were partially offset by realized losses on pay float interest rate swaps of $20 million.
Provision for credit losses
Provision for credit losses were relatively consistent. See “—Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases
We recognized early termination losses on operating leases of less than $1 million during the first quarter of fiscal year 2024 compared to a reversal of early termination losses of less than $1 million during the same period in fiscal year 2023. See “—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 31.3% for the first quarter of fiscal year 2024 compared to 27.2% for the same period in fiscal year 2023. The increase in the effective tax rate was primarily due to an increase in state taxes attributable to state tax law changes. The Company's effective tax rate for the three months ended June 30, 2023 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended June 30,
	2023		2022
	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)

United States Segment
Retail loans:
New auto	139	77	55	36
Used auto	35	6	19	4
Motorcycle and other	22	5	19	—
Total retail loans	196	88	93	40
Leases	89	69	52	49

Canada Segment
Retail loans	25	4	16	7
Leases	12	3	11	10

Consolidated
Retail loans	221	92	109	47
Leases	101	72	63	59
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
Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended June 30,
	2023	2022
United States Segment
New auto	66%	45%
Motorcycle	34%	29%

Canada Segment
New auto	67%	74%
Motorcycle	19%	16%

Consolidated
New auto	66%	48%
Motorcycle	32%	27%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	June 30, 2023	March 31, 2023	June 30, 2023	March 31, 2023

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$26,269	$24,564	1,407	1,375
Used auto	5,643	5,276	348	337
Motorcycle and other	1,193	1,137	182	176
Total retail loans	$33,105	$30,977	1,937	1,888
Investment in operating leases	$23,723	$23,853	922	954

Securitized retail loans (2)	$7,221	$6,770	542	540

Canada Segment
Retail loans	$4,111	$3,777	269	264
Investment in operating leases	$3,909	$3,925	197	207

Securitized retail loans (2)	$414	$446	25	26
Securitized investments in operating leases (2)	$114	$168	10	14

Consolidated
Retail loans	$37,216	$34,754	2,206	2,152
Investment in operating leases	$27,632	$27,778	1,119	1,161

Securitized retail loans (2)	$7,635	$7,216	567	566
Securitized investments in operating leases (2)	$114	$168	10	14
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.
In the United States segment, retail loan acquisition volumes increased by 111% and lease acquisition volumes increased by 71% during the first quarter of fiscal year 2024 compared to the same period in fiscal year 2023. In the Canada segment, retail loan acquisition volumes increased by 56% and lease acquisition volumes increased by 9% during the first quarter of fiscal year 2024 compared to the same period in fiscal year 2023. The increase in availability of new vehicles and the increase in incentive volumes in the United States contributed to an increase in consumer financing acquisition volumes.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	June 30, 2023	March 31, 2023
United States Segment
Automobile	28%	28%
Motorcycle	98%	98%
Other	18%	16%

Canada Segment
Automobile	28%	29%
Motorcycle	94%	95%
Other	93%	94%

Consolidated
Automobile	28%	28%
Motorcycle	97%	97%
Other	20%	19%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended June 30,
	2023	2022
United States Segment
Automobile	21%	22%
Motorcycle	98%	98%
Other	8%	9%

Canada Segment
Automobile	24%	26%
Motorcycle	88%	91%
Other	97%	96%

Consolidated
Automobile	21%	22%
Motorcycle	98%	97%
Other	9%	14%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	June 30, 2023	March 31, 2023	June 30, 2023	March 31, 2023

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$1,183	$1,193	35	35
Motorcycle	371	428	50	58
Other	54	65	45	55
Total wholesale flooring loans	$1,608	$1,686	130	148
Commercial loans	$966	$855

Canada Segment
Wholesale flooring loans	$300	$258	51	45
Commercial loans	$34	$32

Consolidated
Wholesale flooring loans	$1,908	$1,944	181	193
Commercial loans	$1,000	$887
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment		Canada Segment		Consolidated

	As of or for the three months ended June 30,
	2023	2022	2023	2022	2023	2022

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$242	$204	$11	$7	$253	$211
Provision for credit losses	77	19	2	2	79	21
Charge-offs, net of recoveries	(23)	(14)	(1)	(1)	(24)	(15)
Effect of translation adjustment	—	—	—	—	—	—
Allowance for credit losses at end of period	$296	$209	$12	$8	$308	$217

Charge-offs as a percentage of average receivable balance (1), (3)	0.27%	0.17%	0.07%	0.08%	0.24%	0.16%
Allowance as a percentage of ending receivable balance (1)	0.82%	0.64%	0.30%	0.21%	0.76%	0.59%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$128	$111	$4	$3	$132	$114
As a percentage of ending receivable balance (1),(2)	0.36%	0.34%	0.09%	0.08%	0.33%	0.31%

Operating leases:
Early termination loss on operating leases	$12	$(1)	$—	$—	$12	$(1)
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
(3)Percentages for both the three months ended June 30, 2023 and 2022 have been annualized.

In the United States segment, we recognized a provision for credit losses on our finance receivables of $77 million and $19 million during the first quarter of fiscal year 2024 and 2023, respectively. The increase in provision for credit losses was primarily attributable to higher retail loan acquisitions. Expected credit losses on our retail loans also increased due to the increasing trend of delinquencies and net charge-offs above the historical lows experienced during the COVID-19 pandemic and a slight decline in overall credit quality. The increase in used vehicle financing, 72 and 84 month loans, and loan-to-value ratios for loans acquired since fiscal year 2023 contributed to the slight decline in overall credit quality. Lower incentive volumes, particularly during fiscal year 2023, also contributed to the slight decline in overall credit quality. We recognized early termination losses on operating leases of $12 million and a reversal of early termination losses of $1 million during the first quarter of fiscal year 2024 and 2023, respectively. We recognized early termination losses on operating leases during the first quarter of fiscal year 2024 due to higher estimate of early termination losses. We recognized a reversal of early termination on operating leases during the first quarter of fiscal year 2024 due to lower than expected realized losses.
In the Canada segment, we recognized a provision for credit losses of $2 million on our finance receivables during both the first quarter of fiscal year 2024 and 2023. We recognized early termination losses on operating leases of less than $1 million during the first quarter of fiscal year 2024 and a reversal of early termination losses of less than $1 million during the same period in fiscal year 2023.

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
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first quarter of fiscal year 2024. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Estimates—Estimated End of Term Residual Values” below.
The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended June 30,
	2023	2022

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	118	124
Sales through auctions and dealer direct programs (3)	—	—
Total termination units	118	124

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	22	21
Sales through auctions and dealer direct programs (3)	—	—
Total termination units	22	21

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	140	145
Sales through auctions and dealer direct programs (3)	—	—
Total termination units	140	145
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
The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of June 30, 2023 and March 31, 2023 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of June 30, 2023 and March 31, 2023, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on June 30, 2023. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate (1)
	June 30, 2023	March 31, 2023	June 30, 2023	March 31, 2023

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$6,024	$5,609	5.57%	5.25%
Bank loans	1,099	1,099	6.17%	5.70%
Public MTN program	22,612	21,962	2.25%	1.99%
Total unsecured debt	29,735	28,670
Secured debt	6,868	6,444	2.90%	2.19%
Total debt	$36,603	$35,114

Canada Segment
Unsecured debt:
Commercial paper	$973	$766	4.86%	4.70%
Bank loans	811	795	5.83%	5.59%
Other debt	3,242	3,176	3.19%	3.15%
Total unsecured debt	5,026	4,737
Secured debt	413	483	5.70%	5.48%
Total debt	$5,439	$5,220

Consolidated
Unsecured debt:
Commercial paper	$6,997	$6,375	5.47%	5.18%
Bank loans	1,910	1,894	6.02%	5.66%
Public MTN program	22,612	21,962	2.25%	1.99%
Other debt	3,242	3,176	3.19%	3.15%
Total unsecured debt	34,761	33,407
Secured debt	7,281	6,927	3.06%	2.42%
Total debt	$42,042	$40,334
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.
Commercial Paper
As of June 30, 2023, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.9 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the three months ended June 30, 2023, consolidated commercial paper month-end outstanding principal balances ranged from $6.4 billion to $7.0 billion.
Bank Loans
During the three months ended June 30, 2023, neither AHFC nor HCFI entered into any new loan agreement. As of June 30, 2023, the remaining maturities of all bank loans outstanding ranged from 87 days to approximately 3.8 years. The weighted average remaining maturity on all bank loans was 2.3 years as of June 30, 2023.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of June 30, 2023, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the three months ended June 30, 2023, AHFC issued $2.3 billion of fixed rate notes ranging from 2 to 7 years. The weighted average remaining maturities of all Public MTNs was 2.4 years as of June 30, 2023.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of June 30, 2023, management believes that AHFC was in compliance with all covenants under the indenture.
The table below presents a summary of outstanding debt issued under our Public MTN Programs by currency:

	June 30, 2023	March 31, 2023

	(U.S. dollars in millions)
U.S. dollar	$18,465	$17,868
Euro	2,883	2,867
Sterling	1,264	1,227
Total	$22,612	$21,962
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the three months ended June 30, 2023, HCFI did not enter into any new private placements. As of June 30, 2023, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 59 days to approximately 4.7 years. The weighted average remaining maturities of these notes was 2.4 years as of June 30, 2023.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2023, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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
During the three months ended June 30, 2023, we issued notes through asset-backed securitizations totaling $1.5 billion, which were secured by assets with an initial balance of $1.6 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 23, 2024, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of June 30, 2023, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.5 billion) syndicated bank credit facility that includes a C$1.0 billion ($755 million) credit agreement, which expires on March 25, 2024 and a C$1.0 billion ($755 million) credit agreement, which expires March 25, 2027. As of June 30, 2023, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of June 30, 2023, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of June 30, 2023, no amounts were drawn upon under these agreements. These agreements expire in September 2023. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of June 30, 2023 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $15 million and $17 million during the three months ended June 30, 2023 and 2022, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of June 30, 2023, AHFC and its consolidated subsidiaries had $51.9 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $13.9 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

Material Cash Requirements
The following table summarizes our material cash requirements, including from contractual obligations and excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve-month periods ending June 30,
	Total	2024	2025	2026	2027	2028	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$34,858	$14,341	$7,527	$2,980	$3,640	$3,215	$3,155
Secured debt obligations (1)	7,292	3,921	2,215	931	225	—	—
Interest payments on debt (2)	2,229	841	581	339	213	143	112
Total	$44,379	$19,103	$10,323	$4,250	$4,078	$3,358	$3,267

_______________________
(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of June 30, 2023.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of June 30, 2023.
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
Sensitivity Analysis
We applied the baseline economic scenarios for the United States and Canada that were obtained from a third party economic research firm in our models to determine our allowance for credit losses on retail loans and estimated early termination losses on operating lease assets as of June 30, 2023. These baseline economic scenarios represent forecasts of the most likely economic future, with an equal probability of economic conditions being better or worse than forecasted. Alternative economic scenarios were also obtained from the third party economic research firm. As an example of the sensitivity of our accounting estimates, we applied upside and downside economic scenarios in our models. The peak unemployment rate over the next 24 month period under the upside and downside economic scenarios in the United States was 3.6% and 7.9%, respectively. The resulting allowance for credit losses on retail loans under the upside and downside economic scenarios was $277 million and $450 million, respectively. Similarly, the resulting estimated early termination losses on operating lease assets were $78 million and $117 million, respectively.
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
Sensitivity Analysis
If future expected end of term market values for all outstanding operating leases as of June 30, 2023 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $40 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $9 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis is specific to the conditions in effect as of June 30, 2023 and does not consider the effect declines in estimated end of term market values may have on return rates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2023, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information on our material legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, which was filed with the SEC on June 23, 2023.
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
Dated: August 10, 2023

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President, Assistant Secretary and Compliance Officer (Principal Accounting Officer)