Form 10-Q
period 2023-09-30
AMERICAN HONDA FINANCE CORP
filed 2023-11-09
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-36111
AMERICAN HONDA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1919 Torrance Blvd., Torrance, California	90501
(Address of principal executive offices)	(Zip Code)

(310) 972-2288
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
0.750% Medium-Term Notes, Series A Due January 17, 2024	HMC/24	New York Stock Exchange
1.950% Medium-Term Notes, Series A Due October 18, 2024	HMC/24D	New York Stock Exchange
0.750% Medium-Term Notes, Series A Due November 25, 2026	HMC/26A	New York Stock Exchange
0.300% Medium-Term Notes, Series A Due July 7, 2028	HMC/28A	New York Stock Exchange
1.500% Medium-Term Notes, Series A Due October 19, 2027	HMC/27A	New York Stock Exchange
3.750% Medium-Term Notes, Series A Due October 25, 2027	HMC/27B	New York Stock Exchange
5.600% Medium-Term Notes, Series A Due September 6, 2030	HMC/30A	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of October 31, 2023, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

REDUCED DISCLOSURE FORMAT
American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly-owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2023

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

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share amounts)

	September 30, 2023	March 31, 2023
Assets
Cash and cash equivalents	$993	$1,544
Finance receivables, net of allowance for credit losses of $332 and $253	42,704	37,585
Investment in operating leases, net	27,179	27,778
Due from Parent and affiliated companies	101	66
Income taxes receivable	65	28
Other assets	982	757
Derivative instruments	1,157	1,133
Total assets	$73,181	$68,891
Liabilities and Equity
Debt	$44,551	$40,334
Due to Parent and affiliated companies	117	161
Income taxes payable	147	211
Deferred income taxes	6,070	6,287
Other liabilities	1,321	1,137
Derivative instruments	2,011	1,736
Total liabilities	54,217	49,866
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of September 30, 2023 and March 31, 2023	1,366	1,366
Retained earnings	16,628	16,688
Accumulated other comprehensive loss	(140)	(135)
Total shareholder’s equity	17,854	17,919
Noncontrolling interest in subsidiary	1,110	1,106
Total equity	18,964	19,025
Total liabilities and equity	$73,181	$68,891

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	September 30, 2023	March 31, 2023
Finance receivables, net	$8,634	$7,216
Investment in operating leases, net	—	168
Other assets	616	433
Total assets	$9,250	$7,817

Secured debt	$8,193	$6,927
Other liabilities	12	7
Total liabilities	$8,205	$6,934

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Revenues:
Retail	$498	$356	$934	$718
Dealer	52	24	102	41
Operating leases	1,530	1,687	3,067	3,455
Total revenues	2,080	2,067	4,103	4,214
Leased vehicle expenses	1,110	1,248	2,220	2,562
Interest expense	396	199	719	380
Net revenues	574	620	1,164	1,272
Other income, net	26	24	55	38
Total net revenues	600	644	1,219	1,310
Expenses:
General and administrative expenses	129	124	256	243
Provision for credit losses	69	31	148	52
Early termination loss on operating leases	28	14	40	13
Loss on derivative instruments	247	601	176	1,126
Gain on foreign currency revaluation of debt	(208)	(449)	(158)	(877)
Total expenses	265	321	462	557
Income before income taxes	335	323	757	753
Income tax expense	89	82	221	199
Net income	246	241	536	554
Less: Net income attributable to noncontrolling interest	18	26	43	54
Net income attributable to American Honda Finance Corporation	$228	$215	$493	$500

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Net income	$246	$241	$536	$554
Other comprehensive income:
Foreign currency translation adjustment	(58)	(167)	(10)	(240)
Comprehensive income	188	74	526	314
Less: Comprehensive (loss)/income attributable to noncontrolling interest	(10)	(54)	38	(61)
Comprehensive income attributable to American Honda Finance Corporation	$198	$128	$488	$375

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2022	$19,452	$16,901	$(38)	$1,366	$1,223
Net income	554	500	—	—	54
Other comprehensive loss	(240)	—	(125)	—	(115)
Dividends declared	(829)	(766)	—	—	(63)
Balance at September 30, 2022	$18,937	$16,635	$(163)	$1,366	$1,099

Balance at March 31, 2023	$19,025	$16,688	$(135)	$1,366	$1,106
Net income	536	493	—	—	43
Other comprehensive loss	(10)	—	(5)	—	(5)
Dividends declared	(587)	(553)	—	—	(34)
Balance at September 30, 2023	$18,964	$16,628	$(140)	$1,366	$1,110

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Six months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$536	$554
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	124	274
Provision for credit losses	148	52
Early termination loss on operating leases	40	13
Depreciation on leased vehicles	2,214	2,550
Accretion of unearned subsidy income	(465)	(557)
Amortization of deferred dealer participation and other deferred costs	177	162
Gain on disposition of leased vehicles	(59)	(63)
Deferred income taxes	(215)	(456)
Changes in operating assets and liabilities:
Income taxes receivable/payable	(101)	(295)
Other assets	(25)	659
Accrued interest/discounts on debt	89	36
Other liabilities	114	(37)
Due to/from Parent and affiliated companies	(80)	(31)
Net cash provided by operating activities	2,497	2,861
Cash flows from investing activities:
Finance receivables acquired	(14,398)	(6,797)
Principal collected on finance receivables	9,009	8,904
Net change in wholesale loans	(23)	48
Purchase of operating lease vehicles	(7,068)	(4,413)
Disposal of operating lease vehicles	5,383	5,507
Cash received for unearned subsidy income	447	268
Other investing activities, net	(4)	(3)
Net cash (used in)/provided by investing activities	(6,654)	3,514

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Six months ended September 30,
	2023	2022
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$24,065	$10,992
Paydown of commercial paper	(23,200)	(10,154)
Proceeds from issuance of short-term debt	600	—
Paydown of short-term debt	(74)	—
Proceeds from issuance of medium-term notes and other debt	6,578	516
Paydown of medium-term notes and other debt	(4,858)	(5,034)
Proceeds from issuance of secured debt	3,618	997
Paydown of secured debt	(2,356)	(2,657)
Dividends paid	(587)	(961)
Net cash provided by/(used in) financing activities	3,786	(6,301)
Effect of exchange rate changes on cash and cash equivalents	1	(6)
Net (decrease)/increase in cash and cash equivalents	(370)	68
Cash and cash equivalents and restricted cash at beginning of period	1,964	2,972
Cash and cash equivalents and restricted cash at end of period	$1,594	$3,040
Supplemental disclosures of cash flow information:
Interest paid	$599	$281
Income taxes paid	$533	$952

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	September 30,
	2023	2022
Cash and cash equivalents	$993	$2,253
Restricted cash included in other assets (1)	601	787
Total	$1,594	$3,040
________________________
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	September 30, 2023
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$39,990	$3,006	$42,996
Allowance for credit losses	(327)	(5)	(332)
Deferred dealer participation and other deferred costs	573	—	573
Unearned subsidy income	(533)	—	(533)
Finance receivables, net	$39,703	$3,001	$42,704

	March 31, 2023
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$35,110	$2,836	$37,946
Allowance for credit losses	(248)	(5)	(253)
Deferred dealer participation and other deferred costs	472	—	472
Unearned subsidy income	(580)	—	(580)
Finance receivables, net	$34,754	$2,831	$37,585

Finance receivables include retail loans with a net carrying amount of $8.6 billion and $7.2 billion as of September 30, 2023 and March 31, 2023, respectively, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and six months ended September 30, 2023
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of July 1, 2023	$303	$5	$308
Provision	69	—	69
Charge-offs	(67)	—	(67)
Recoveries	22	—	22
Ending balance as of September 30, 2023	$327	$5	$332

Beginning balance as of April 1, 2023	$248	$5	$253
Provision	148	—	148
Charge-offs	(115)	—	(115)
Recoveries	46	—	46
Ending balance as of September 30, 2023	$327	$5	$332

	Three and six months ended September 30, 2022
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of July 1, 2022	$212	$5	$217
Provision	31	—	31
Charge-offs	(47)	—	(47)
Recoveries	21	—	21
Effect of translation adjustment	(1)	—	(1)
Ending balance as of September 30, 2022	$216	$5	$221

Beginning balance as of April 1, 2022	$206	$5	$211
Provision	52	—	52
Charge-offs	(84)		(84)
Recoveries	43	—	43
Effect of translation adjustment	(1)	—	(1)
Ending balance as of September 30, 2022	$216	$5	$221

The allowance increased during the six months ended September 30, 2023 primarily due to the expected credit losses recognized on the high volume of retail loan acquisitions during the period.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
September 30, 2023
Retail loans:
New auto	$261	$77	$19	$357	$31,019	$31,376
Used and certified auto	138	43	12	193	7,111	7,304
Motorcycle and other	16	7	3	26	1,324	1,350
Total retail loans	415	127	34	576	39,454	40,030
Dealer loans:
Wholesale flooring	1	—	—	1	1,966	1,967
Commercial loans	—	—	—	—	1,039	1,039
Total dealer loans	1	—	—	1	3,005	3,006
Total finance receivables	$416	$127	$34	$577	$42,459	$43,036

March 31, 2023
Retail loans:
New auto	$217	$44	$11	$272	$27,479	$27,751
Used and certified auto	103	25	6	134	5,870	6,004
Motorcycle and other	14	5	2	21	1,226	1,247
Total retail loans	334	74	19	427	34,575	35,002
Dealer loans:
Wholesale flooring	—	—	—	—	1,946	1,946
Commercial loans	—	—	—	—	890	890
Total dealer loans	—	—	—	—	2,836	2,836
Total finance receivables	$334	$74	$19	$427	$37,411	$37,838

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2024	2023	2022	2021	2020	Prior	Total

	(U.S. dollars in millions)
September 30, 2023
Credit grade A	$7,899	$6,960	$4,791	$3,971	$1,035	$341	$24,997
Credit grade B	2,365	2,430	1,381	1,022	359	153	7,710
Credit grade C	1,597	1,592	949	690	293	138	5,259
Credit grade D	423	376	232	197	140	73	1,441
Others	199	174	119	76	35	20	623
Total retail loans	$12,483	$11,532	$7,472	$5,956	$1,862	$725	$40,030
Gross charge-offs for the six months ended September 30, 2023	$3	$47	$31	$18	$10	$6	$115

	Retail loans by vintage fiscal year

	2023	2022	2021	2020	2019	Prior	Total

	(U.S. dollars in millions)
March 31, 2023
Credit grade A	$8,332	$5,994	$5,188	$1,570	$661	$171	$21,916
Credit grade B	2,828	1,693	1,308	504	229	78	6,640
Credit grade C	1,864	1,174	887	407	189	71	4,592
Credit grade D	447	294	255	191	92	36	1,315
Others	211	146	97	50	22	13	539
Total retail loans	$13,682	$9,301	$7,735	$2,722	$1,193	$369	$35,002
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2024	2023	2022	2021	2020	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
September 30, 2023
Group I	$144	$57	$9	$117	$47	$83	$498	$1,195	$2,150
Group II	35	3	5	1	11	29	—	772	856
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$179	$60	$14	$118	$58	$112	$498	$1,967	$3,006
Gross charge-offs for the six months ended September 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Commercial loans by vintage fiscal year

	2023	2022	2021	2020	2019	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
March 31, 2023
Group I	$67	$10	$143	$56	$24	$89	$428	$1,223	$2,040
Group II	1	6	29	6	—	31	—	723	796
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$68	$16	$172	$62	$24	$120	$428	$1,946	$2,836

Loan Modifications
The contractual terms of loans may be modified when borrowers are experiencing financial difficulties in an effort to mitigate losses. There were no dealer loans that were modified for dealers experiencing financial difficulties during the six months ended September 30, 2023. Payment deferrals are granted on retail loans, however the delays in payments are considered insignificant since the number of deferred payments are limited and interest continues to accrue during the deferral period. Starting in April 2023, the Company began granting term extensions on retail loans in the United States. Term extensions extend the maturity date of the loan which reduces the monthly payments over the remaining extended term of the loan. Term extensions do not change the contractual interest rates or reduce the outstanding principal balances. During the six months ended September 30, 2023, term extensions were not material to the Company’s consolidated financial statement. Retail loans may also be modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code which may include interest rate adjustments, term extensions, and principal forgiveness. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the six months ended September 30, 2023.
Prior to the adoption of ASU 2022-02, there were no dealer loans during the fiscal year ended March 31, 2023 that were considered troubled debt restructurings. Retail loans modified under bankruptcy protection were considered troubled debt restructurings but were not material to the Company’s consolidated financial statements during the fiscal year ended March 31, 2023.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	September 30, 2023	March 31, 2023

	(U.S. dollars in millions)
Operating lease vehicles	$35,141	$36,412
Accumulated depreciation	(7,279)	(7,989)
Deferred dealer participation and initial direct costs	95	88
Unearned subsidy income	(684)	(656)
Estimated early termination losses	(94)	(77)
Investment in operating leases, net	$27,179	$27,778

Operating lease revenue consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022

	(U.S. dollars in millions)
Lease payments	$1,384	$1,518	$2,784	$3,115
Subsidy income and dealer rate participation, net	123	145	251	303
Reimbursed lessor costs	23	24	32	37
Total operating lease revenue, net	$1,530	$1,687	$3,067	$3,455

Leased vehicle expenses consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022

	(U.S. dollars in millions)
Depreciation expense	$1,098	$1,235	$2,214	$2,550
Initial direct costs and other lessor costs	40	43	65	75
Gain on disposition of leased vehicles (1)	(28)	(30)	(59)	(63)
Total leased vehicle expenses, net	$1,110	$1,248	$2,220	$2,562
________________________
(1)Included in the gain on disposition of leased vehicles are end of term charges of $1 million and less than $1 million for the three months ended September 30, 2023, and 2022, respectively, and $2 million and $1 million for the six months ended September 30, 2023 and 2022, respectively.
As of March 31, 2023, investment in operating leases includes lease assets with a net carrying amount of $168 million, which were transferred to SPEs and considered to be legally isolated but did not qualify for sale accounting treatment. These investments in operating leases were restricted and served as collateral for the payment of the related secured debt obligations. There were no outstanding operating lease securitizations as of September 30, 2023. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Contractual operating lease payments due as of September 30, 2023 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve-month periods ending September 30,	(U.S. dollars in millions)

2024	$4,349
2025	2,742
2026	1,232
2027	261
2028	54
Total	$8,638
The Company recognized early termination losses on operating leases of $28 million and of $14 million during the three months ended September 30, 2023 and 2022, respectively, and $40 million and $13 million during the six months ended September 30, 2023 and 2022, respectively. Net realized losses totaled $20 million and $12 million during the three months ended September 30, 2023 and 2022, respectively, and $23 million and $13 million during the six months ended September 30, 2023 and 2022, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $4 million and $1 million for the three months ended September 30, 2023 and 2022, respectively, and $7 million and $2 million for the six months ended September 30, 2023 and 2022, respectively.
No impairment losses due to declines in estimated residual values were recognized during the three and six months ended September 30, 2023 and 2022.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate (1)		Contractual interest rate ranges
	September 30, 2023	March 31, 2023	September 30, 2023	March 31, 2023	September 30, 2023	March 31, 2023

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$7,240	$6,375	5.63%	5.18%	4.83 - 5.73%	4.30 - 5.93%
Bank loans	1,817	1,894	6.23%	5.66%	5.89 - 6.66%	5.38 - 6.14%
Public MTN program	24,102	21,962	2.85%	1.99%	0.30 - 6.14%	0.30 - 5.43%
Other debt	3,199	3,176	3.60%	3.15%	1.34 - 6.39%	1.34 - 5.88%
Total unsecured debt	36,358	33,407
Secured debt	8,193	6,927	3.78%	2.42%	0.27 - 5.95%	0.20 - 5.50%
Total debt	$44,551	$40,334
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.

As of September 30, 2023, the outstanding principal balance of long-term debt with floating interest rates totaled $4.5 billion, long-term debt with fixed interest rates totaled $31.8 billion, and short-term debt with floating or fixed interest rates totaled $8.3 billion. As of March 31, 2023, the outstanding principal balance of long-term debt with floating interest rates totaled $4.1 billion, long-term debt with fixed interest rates totaled $29.5 billion, and short-term debt with floating or fixed interest rates totaled $6.7 billion.
Commercial Paper
As of both September 30, 2023 and March 31, 2023, the Company had commercial paper programs that provide the Company with available funds of up to $8.8 billion at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $6.9 billion and $2.9 billion during the six months ended September 30, 2023 and 2022, respectively. The maximum balance outstanding at any month-end during the six months ended September 30, 2023 and 2022 was $7.2 billion and $3.2 billion, respectively.
Bank Loans
Outstanding bank loans at September 30, 2023 were long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of September 30, 2023 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Public MTN Program
In August 2022, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of September 30, 2023 were short-term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Other Debt
The outstanding balances as of September 30, 2023 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of September 30, 2023 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 23, 2024, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of September 30, 2023, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.5 billion syndicated bank credit facility that includes a $737 million credit agreement, which expires on March 25, 2024 and a $737 million credit agreement, which expires on March 25, 2027. As of September 30, 2023, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of September 30, 2023, no amounts were drawn upon under these agreements. These agreements expire in September 2024. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 5. Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 12 regarding the valuation of derivative instruments.

	September 30, 2023			March 31, 2023
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$57,388	$1,157	$1,185	$55,974	$1,133	$1,062
Cross currency swaps	5,737	—	826	4,328	—	674
Gross derivative assets/liabilities		1,157	2,011		1,133	1,736
Collateral posted/held		—	47		—	37
Counterparty netting adjustment		(1,065)	(1,065)		(1,000)	(1,000)
Net derivative assets/liabilities		$92	$993		$133	$773

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022

	(U.S. dollars in millions)
Interest rate swaps	$(20)	$61	$106	$70
Cross currency swaps	(227)	(662)	(282)	(1,196)
Total loss on derivative instruments	$(247)	$(601)	$(176)	$(1,126)

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended September 30,		Six months ended September 30,
Income Statement	2023	2022	2023	2022

	(U.S. dollars in millions)
Revenue:
Subsidy income	$226	$265	$462	$554
General and administrative expenses:
Support Compensation Agreement fees	16	16	31	33
Benefit plan expenses	1	2	3	4
Shared services	19	19	37	37
Lease expense	1	1	2	2

Balance Sheet	September 30, 2023	March 31, 2023

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(525)	$(573)
Investment in operating leases, net:
Unearned subsidy income	(682)	(655)
Due from Parent and affiliated companies	101	66
Liabilities:
Due to Parent and affiliated companies	117	161
Other liabilities:
Accrued benefit expenses	66	63
Operating lease liabilities	9	11

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
Other
The majority of the amounts due from the Parent and affiliated companies at September 30, 2023 and March 31, 2023 were related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at September 30, 2023 and March 31, 2023 were related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Income Taxes
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law. The IRA includes tax provisions for a new corporate alternative minimum tax (CAMT) of 15% on adjusted financial statement income of corporations with profits greater than $1.0 billion, effective for taxable years beginning after December 31, 2022, in addition to a new tax credit for qualified commercial clean vehicles (QCCV) that applies to vehicles acquired after December 31, 2022. At September 30, 2023, based on proposed guidance and regulations issued to date, the Company does not expect to incur CAMT liability for fiscal year 2024 and expects to generate an immaterial amount of QCCV tax credits during the fourth quarter of fiscal year 2024. We will continue to evaluate the effects of IRA as additional guidance and regulations are issued.
The Company's effective tax rate was 26.6% and 25.4% for the three months ended September 30, 2023 and 2022, respectively, and 29.2% and 26.4% for the six months ended September 30, 2023 and 2022, respectively. The increase in effective tax rates for the three and six months ended September 30, 2023 was primarily due to an increase in state taxes. The Company's effective tax rates for the three and six months ended September 30, 2023, differ from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At September 30, 2023, $1.0 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of September 30, 2023 were to be distributed, the tax liability associated with these earnings would be $136 million, inclusive of currency translation adjustments.
As of September 30, 2023, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2022, and for various U.S state returns filed for the taxable years ended March 31, 2008 through 2022. The Company’s Canadian subsidiary, HCFI, is subject to examination for federal and provincial returns filed for the taxable years ended March 31, 2016 through 2023. The Company believes appropriate provision has been made for all outstanding issues for all open years and does not expect any material changes in the amounts of unrecognized tax benefits during the fiscal year ending March 31, 2024.

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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At September 30, 2023, maturities of operating lease liabilities were as follows:

Twelve-month periods ending September 30,	(U.S. dollars in millions)

2024	$10
2025	9
2026	10
2027	10
2028	9
Thereafter	27
Total undiscounted future lease obligations	75
Less: imputed interest	(9)
Operating lease liabilities	$66

Lease expense under operating leases was $3 million for both the three months ended September 30, 2023 and 2022, and $5 million for both the six months ended September 30, 2023 and 2022. Rent expense is included within general and administrative expenses.
As of September 30, 2023, the weighted average remaining lease term for operating leases was 7.9 years and the weighted average remaining discount rate for operating leases was 3%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $636 million as of September 30, 2023. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $2 million as of September 30, 2023.

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
During the six months ended September 30, 2023 and 2022, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $3.6 billion and $1.0 billion, respectively. The notes were secured by assets with an initial balance of $3.9 billion and $1.1 billion, respectively.
The table below presents the carrying amounts of assets and liabilities of consolidated SPEs as they are reported in the Company’s consolidated balance sheets. All amounts exclude intercompany balances, which have been eliminated upon consolidation. Investors in notes issued by a SPE only have recourse to the assets of such SPE and do not have recourse to the assets of AHFC, HCFI, or its other subsidiaries or to other SPEs. The assets of SPEs are the only source of funds for repayment on the notes. There were no outstanding operating lease securitizations as of September 30, 2023.

	September 30, 2023

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$8,634	$600	$16	$8,193	$12

	March 31, 2023

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$7,216	$419	$12	$6,844	$6
Operating lease securitizations	168	1	1	83	1
Total	$7,384	$420	$13	$6,927	$7
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of September 30, 2023 and March 31, 2023, AHFC and HCFI had combined cash collections of $407 million and $400 million, respectively, which were required to be remitted to the SPEs.

Note 10. Other Assets
Other assets consisted of the following:

	September 30, 2023	March 31, 2023

	(U.S. dollars in millions)
Accrued interest and fees on finance receivables	$131	$103
Accrued rental payments and fees on operating leases	65	62
Vehicles held for disposition	61	50
Restricted cash	601	420
Operating lease right-of-use assets	58	61
Other miscellaneous assets	66	61
Total	$982	$757

Certain balances as of March 31, 2023 have been reclassified to conform with the current period presentation.

Note 11. Other Liabilities
Other liabilities consisted of the following:

	September 30, 2023	March 31, 2023

	(U.S. dollars in millions)
Dealer payables	$286	$188
Accrued interest expense	213	121
Accounts payable and accrued expenses	306	304
Lease security deposits	52	57
Unearned income, operating leases	254	269
Operating lease liabilities	66	69
Uncertain tax positions	95	92
Other liabilities	49	37
Total	$1,321	$1,137

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

Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$1,157	$—	$1,157
Cross currency swaps	—	—	—	—
Total assets	$—	$1,157	$—	$1,157
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$1,185	$—	$1,185
Cross currency swaps	—	826	—	826
Total liabilities	$—	$2,011	$—	$2,011

	March 31, 2023
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$1,133	$—	$1,133
Cross currency swaps	—	—	—	—
Total assets	$—	$1,133	$—	$1,133
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$1,062	$—	$1,062
Cross currency swaps	—	674	—	674
Total liabilities	$—	$1,736	$—	$1,736

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the six months ended September 30, 2023 and 2022. Refer to Note 5 for additional information on derivative instruments.

Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
September 30, 2023
Vehicles held for disposition	$—	$—	$46	$46	$12
September 30, 2022
Vehicles held for disposition	$—	$—	$28	$28	$5

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments
The following tables summarize the carrying values and fair values of the Company’s financial instruments except for those measured at fair value on a recurring basis. Certain financial instruments and all nonfinancial assets and liabilities are excluded from fair value disclosure requirements including the Company’s investment in operating leases. The carrying values of cash and cash equivalents, restricted cash, and short-term investments approximate fair values due to the short-term nature and limited credit risk of the instruments.

	September 30, 2023
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$3,001	—	—	$2,706	$2,706
Retail loans, net	39,703	—	—	38,248	38,248
Liabilities:
Commercial paper	$7,240	—	$7,240	—	$7,240
Bank loans	1,817	—	1,818	—	1,818
Medium-term note programs	24,102	—	22,782	—	22,782
Other debt	3,199	—	3,037	—	3,037
Secured debt	8,193	—	8,080	—	8,080

	March 31, 2023
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$2,831	—	—	$2,507	$2,507
Retail loans, net	34,754	—	—	33,674	33,674
Liabilities:
Commercial paper	$6,375	—	$6,374	—	$6,374
Bank loans	1,894	—	1,886	—	1,886
Medium-term note programs	21,962	—	20,745	—	20,745
Other debt	3,176	—	3,045	—	3,045
Secured debt	6,927	—	6,786	—	6,786

Fair value information presented in the tables above is based on information available at September 30, 2023 and March 31, 2023. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Financial information for the three and six months ended September 30, 2023 and 2022 is summarized in the following tables:

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended September 30, 2023
Revenues:
Retail	$444	$54	$—	$498
Dealer	46	6	—	52
Operating leases	1,299	231	—	1,530
Total revenues	1,789	291	—	2,080
Leased vehicle expenses	930	180	—	1,110
Interest expenses	336	60	—	396
Realized (gains)/losses on derivatives and foreign currency denominated debt	(33)	(17)	50	—
Net revenues	556	68	(50)	574
Other income, net	22	4	—	26
Total net revenues	578	72	(50)	600
Expenses:
General and administrative expenses	116	13	—	129
Provision for credit losses	66	3	—	69
Early termination loss on operating leases	28	—	—	28
Loss on derivative instruments	—	—	247	247
Gain on foreign currency revaluation of debt	—	—	(208)	(208)
Income before income taxes	$368	$56	$(89)	$335

Six months ended September 30, 2023
Revenues:
Retail	$832	$102	$—	$934
Dealer	91	11	—	102
Operating leases	2,596	471	—	3,067
Total revenues	3,519	584	—	4,103
Leased vehicle expenses	1,855	365	—	2,220
Interest expenses	605	114	—	719
Realized (gains)/losses on derivatives and foreign currency denominated debt	(73)	(33)	106	—
Net revenues	1,132	138	(106)	1,164
Other income, net	47	8	—	55
Total net revenues	1,179	146	(106)	1,219
Expenses:
General and administrative expenses	230	26	—	256
Provision for credit losses	143	5	—	148
Early termination loss on operating leases	40	—	—	40
Loss on derivative instruments	—	—	176	176
Gain on foreign currency revaluation of debt	—	—	(158)	(158)
Income before income taxes	$766	$115	$(124)	$757

September 30, 2023
Finance receivables, net	$38,120	$4,584	$—	$42,704
Investment in operating leases, net	23,483	3,696	—	27,179
Total assets	64,494	8,687	—	73,181

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended September 30, 2022
Revenues:
Retail	$314	$42	$—	$356
Dealer	22	2	—	24
Operating leases	1,410	277	—	1,687
Total revenues	1,746	321	—	2,067
Leased vehicle expenses	1,032	216	—	1,248
Interest expense	160	39	—	199
Realized (gains)/losses on derivatives and foreign currency denominated debt	(14)	(10)	24	—
Net revenues	568	76	(24)	620
Other income, net	21	3	—	24
Total net revenues	589	79	(24)	644
Expenses:
General and administrative expenses	111	13	—	124
Provision for credit losses	28	3	—	31
Early termination loss on operating leases	13	1	—	14
Loss on derivative instruments	—	—	601	601
Gain on foreign currency revaluation of debt	—	—	(449)	(449)
Income before income taxes	$437	$62	$(176)	$323

Six months ended September 30, 2022
Revenues:
Retail	$634	$84	$—	$718
Dealer	37	4	—	41
Operating leases	2,887	568	—	3,455
Total revenues	3,558	656	—	4,214
Leased vehicle expenses	2,121	441	—	2,562
Interest expense	311	69	—	380
Realized (gains)/losses on derivatives and foreign currency denominated debt	(14)	(11)	25	—
Net revenues	1,140	157	(25)	1,272
Other income, net	32	6	—	38
Total net revenues	1,172	163	(25)	1,310
Expenses:
General and administrative expenses	216	27	—	243
Provision for credit losses	47	5	—	52
Early termination loss on operating leases	12	1	—	13
Loss on derivative instruments	—	—	1,126	1,126
Gain on foreign currency revaluation of debt	—	—	(877)	(877)
Income before income taxes	$897	$130	$(274)	$753

September 30, 2022
Finance receivables, net	$31,061	$3,821	$—	$34,882
Investment in operating leases, net	25,538	4,145	—	29,683
Total assets	61,362	8,346	—	69,708

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
Segment Results—Comparison of the Three months ended September 30, 2023 and 2022
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Three months ended September 30,		Difference		Three months ended September 30,		Difference		Three months ended September 30,
	2023	2022	Amount	%	2023	2022	Amount	%	2023	2022

	(U.S. dollars in millions)
Revenues:
Retail	$444	$314	$130	41%	$54	$42	$12	29%	$498	$356
Dealer	46	22	24	109%	6	2	4	200%	52	24
Operating leases	1,299	1,410	(111)	(8)%	231	277	(46)	(17)%	1,530	1,687
Total revenues	1,789	1,746	43	2%	291	321	(30)	(9)%	2,080	2,067
Leased vehicle expenses	930	1,032	(102)	(10)%	180	216	(36)	(17)%	1,110	1,248
Interest expense	336	160	176	110%	60	39	21	54%	396	199
Realized gains on derivatives and foreign currency debt	(33)	(14)	(19)	136%	(17)	(10)	(7)	70%	(50)	(24)
Net revenues	556	568	(12)	(2)%	68	76	(8)	(11)%	624	644
Other income	22	21	1	5%	4	3	1	33%	26	24
Total net revenues	578	589	(11)	(2)%	72	79	(7)	(9)%	650	668
Expenses:
General and administrative expenses	116	111	5	5%	13	13	—	—%	129	124
Provision for credit losses	66	28	38	136%	3	3	—	—%	69	31
Early termination loss on operating leases	28	13	15	115%	—	1	(1)	(100)%	28	14
Income before income taxes	$368	$437	$(69)	(16)%	$56	$62	$(6)	(10)%	$424	$499

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Three months ended September 30,		Difference		Three months ended September 30,		Difference
	2023	2022	Amount	%	2023	2022	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$34,565	$29,815	$4,750	16%	$4,202	$3,762	$440	12%
Average outstanding units	1,966	1,901	65	3%	271	268	3	1%
Effective yield	5.1%	4.2%			5.2%	4.5%

Dealer loans:
Average outstanding balance	$2,567	$1,785	$782	44%	$328	$204	$124	61%
Effective yield	7.2%	4.8%			7.0%	4.8%

Operating leases:
Average outstanding balance	$23,607	$26,255	$(2,648)	(10)%	$3,810	$4,429	$(619)	(14)%
Average outstanding units	905	1,080	(175)	(16)%	192	227	(35)	(15)%
Average monthly rental income(2)	$479	$435	$44	10%	$401	$407	$(6)	(1)%
Average monthly depreciation(2),(3)	$352	$327	$25	8%	$315	$322	$(7)	(2)%

Debt:
Average outstanding balance	$38,146	$36,083	$2,063	6%	$5,472	$5,503	$(31)	(1)%
Effective interest rate	3.5%	1.8%			4.4%	2.8%
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
–Revenue from dealer loans increased due to higher yields and higher average outstanding balances primarily of wholesale flooring loans as a result of higher dealer inventory levels.
–Operating lease revenue decreased due to lower average outstanding units, which was partially offset by an increase in average rental income per unit.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units, which was partially offset by higher average depreciation expense per unit.

Interest expense
Interest expense increased due to higher average interest rates and higher average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivatives and foreign currency debt
Net realized gains during the second quarter of fiscal year 2024 consisted of gains on pay fixed interest rate swaps of $253 million which were partially offset by losses on pay float interest rate swaps of $153 million and losses on cross currency interest rate swaps of $67 million.
Provision for credit losses
Provision for credit losses increased primarily due to the increase in acquisition of retail loans. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to the increases in realized losses, our estimate of early termination losses, and acquisition volumes. See —Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans increased due to higher yields and higher average outstanding balances.
–Revenue from dealer loans increased due to higher average outstanding balances primarily of wholesale flooring loans as a result of higher dealer inventory levels and higher yields.
–Operating lease revenue decreased due to lower average outstanding units and the effect of foreign currency translation adjustments.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units and the effect of foreign currency translation adjustments.
Interest expense
Interest expense increased primarily due to higher average interest rates. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivative instruments
Net realized gains on interest rate swaps during the second quarter of fiscal year 2024 were attributable to realized gains on pay fixed interest rate swaps of $38 million which were partially offset by realized losses on pay float interest rate swaps of $21 million.
Provision for credit losses
Provision for credit losses were relatively consistent. See “—Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases
We recognized early termination losses on operating leases of less than $1 million during the second quarter of fiscal year 2024 compared to early termination losses of $1 million during the same period in fiscal year 2023. See “—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 26.6% for the second quarter of fiscal year 2024 compared to 25.4% for the same period in fiscal year 2023. The increase in the effective tax rate was primarily due to an increase in state taxes. The Company's effective tax rate for the three months ended September 30, 2023 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).
Segment Results—Comparison of the Six months ended September 30, 2023 and 2022
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Six months ended September 30,		Difference		Six months ended September 30,		Difference		Six months ended September 30,
	2023	2022	Amount	%	2023	2022	Amount	%	2023	2022

	(U.S. dollars in millions)
Revenues:
Retail	$832	$634	$198	31%	$102	$84	$18	21%	$934	$718
Dealer	91	37	54	146%	11	4	7	175%	102	41
Operating leases	2,596	2,887	(291)	(10)%	471	568	(97)	(17)%	3,067	3,455
Total revenues	3,519	3,558	(39)	(1)%	584	656	(72)	(11)%	4,103	4,214
Leased vehicle expenses	1,855	2,121	(266)	(13)%	365	441	(76)	(17)%	2,220	2,562
Interest expense	605	311	294	95%	114	69	45	65%	719	380
Realized gains on derivatives and foreign currency debt	(73)	(14)	(59)	n/m	(33)	(11)	(22)	200%	(106)	(25)
Net revenues	1,132	1,140	(8)	(1)%	138	157	(19)	(12)%	1,270	1,297
Other income	47	32	15	47%	8	6	2	33%	55	38
Total net revenues	1,179	1,172	7	1%	146	163	(17)	(10)%	1,325	1,335
Expenses:
General and administrative expenses	230	216	14	6%	26	27	(1)	(4)%	256	243
Provision for credit losses	143	47	96	n/m	5	5	—	—%	148	52
Early termination loss on operating leases	40	12	28	n/m	—	1	(1)	(100)%	40	13
Income before income taxes	$766	$897	$(131)	(15)%	$115	$130	$(15)	(12)%	$881	$1,027
_______________________
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Six months ended September 30,		Difference		Six months ended September 30,		Difference
	2023	2022	Amount	%	2023	2022	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$33,395	$30,462	$2,933	10%	$4,050	$3,809	$241	6%
Average outstanding units	1,938	1,933	5	—%	269	270	(1)	—%
Effective yield	5.0%	4.2%			5.0%	4.4%

Dealer loans:
Average outstanding balance	$2,538	$1,785	$753	42%	$322	$210	$112	53%
Effective yield	7.2%	4.1%			7.0%	4.2%

Operating leases:
Average outstanding balance	$23,684	$27,086	$(3,402)	(13)%	$3,840	$4,590	$(750)	(16)%
Average outstanding units	922	1,117	(195)	(17)%	197	232	(35)	(15)%
Average monthly rental income(2)	$470	$431	$39	9%	$398	$408	$(10)	(2)%
Average monthly depreciation(2),(3)	$345	$325	$20	6%	$313	$321	$(8)	(2)%

Debt:
Average outstanding balance	$37,159	$37,690	$(531)	(1)%	$5,372	$5,616	$(244)	(4)%
Effective interest rate	3.3%	1.7%			4.2%	2.4%
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
–Revenue from dealer loans increased due to higher yields and higher average outstanding balances primarily of wholesale flooring loans as a result of higher dealer inventory levels.
–Operating lease revenue decreased due to lower average outstanding units, which was partially offset by an increase in average rental income per unit.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units, which was partially offset by higher average depreciation expense per unit.

Interest expense
Interest expense increased due to higher average interest rates, which was partially offset by lower average outstanding debt balances. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivatives and foreign currency debt
Net realized gains during the first six months of fiscal year 2024 consisted of gains on pay fixed interest rate swaps of $506 million, which were partially offset by losses on pay float interest rate swaps of $308 million and losses on cross currency swaps of $125 million.
Provision for credit losses
Provision for credit losses increased primarily due to the increase in acquisition of retail loans. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to the increases in realized losses, our estimate of early termination losses, and acquisition volumes. See —Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans increased due to higher yields and higher average outstanding balances.
–Revenue from dealer loans increased due to higher yields and higher average outstanding balances primarily of wholesale flooring loans as a result of higher dealer inventory levels.
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
Realized (gains)/losses on derivative instruments
Net realized gains on interest rate swaps during the first six months of fiscal year 2024 were attributable to realized gains on pay fixed interest rate swaps of $74 million, which were partially offset by realized losses on pay float interest rate swaps of $41 million.
Provision for credit losses
Provision for credit losses were relatively consistent. See “—Financial Condition—Credit Risk” below for more information.

Early termination loss on operating leases
We recognized early termination losses on operating leases of less than $1 million during the first six months of fiscal year 2024 compared to early termination losses of $1 million during the same period in fiscal year 2023. See “—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 29.2% for the first six months of fiscal year 2024 compared to 26.4% for the same period in fiscal year 2023. The increase in the effective tax rate was primarily due to an increase in state taxes. The Company's effective tax rate for the six months ended September 30, 2023 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended September 30,				Six months ended September 30,
	2023		2022		2023		2022
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)
	(Units (1) in thousands)

United States Segment
Retail loans:
New auto	139	79	51	27	278	156	106	63
Used auto	47	13	24	7	83	19	43	11
Motorcycle and other	21	4	13	—	43	9	32	—
Total retail loans	207	96	88	34	404	184	181	74
Leases	85	75	53	50	174	144	105	99

Canada Segment
Retail loans	24	2	18	9	48	6	34	16
Leases	10	2	11	10	22	6	22	20

Consolidated
Retail loans	231	98	106	43	452	190	215	90
Leases	95	77	64	60	196	150	127	119
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
Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
United States Segment
New auto	66%	47%	66%	46%
Motorcycle	37%	27%	35%	28%

Canada Segment
New auto	66%	79%	67%	77%
Motorcycle	22%	17%	20%	16%

Consolidated
New auto	66%	50%	66%	49%
Motorcycle	35%	26%	33%	27%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	September 30, 2023	March 31, 2023	September 30, 2023	March 31, 2023

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$27,870	$24,564	1,439	1,375
Used auto	6,353	5,276	370	337
Motorcycle and other	1,231	1,137	187	176
Total retail loans	$35,454	$30,977	1,996	1,888
Investment in operating leases	$23,483	$23,853	888	954

Securitized retail loans (2)	$7,912	$6,770	562	540

Canada Segment
Retail loans	$4,249	$3,777	273	264
Investment in operating leases	$3,696	$3,925	187	207

Securitized retail loans (2)	$722	$446	47	26
Securitized investments in operating leases (2)	$—	$168	—	14

Consolidated
Retail loans	$39,703	$34,754	2,269	2,152
Investment in operating leases	$27,179	$27,778	1,075	1,161

Securitized retail loans (2)	$8,634	$7,216	609	566
Securitized investments in operating leases (2)	$—	$168	—	14
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.

In the United States segment, retail loan acquisition volumes increased by 123% and lease acquisition volumes increased by 66% during the first six months of fiscal year 2024 compared to the same period in fiscal year 2023. The increase in availability of new vehicles and AHM sales, along with higher penetration rates, contributed to the increase in consumer financing acquisition volumes. The increase in both sponsored and non-sponsored volumes contributed to the increase in penetration rates and acquisition volumes. In the Canada segment, retail loan acquisition volumes increased by 41% and lease acquisition volumes was consistent during the first six months of fiscal year 2024 compared to the same period in fiscal year 2023.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	September 30, 2023	March 31, 2023
United States Segment
Automobile	28%	28%
Motorcycle	98%	98%
Other	17%	16%

Canada Segment
Automobile	28%	29%
Motorcycle	94%	95%
Other	93%	94%

Consolidated
Automobile	28%	28%
Motorcycle	97%	97%
Other	20%	19%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
United States Segment
Automobile	21%	21%	21%	21%
Motorcycle	98%	98%	98%	98%
Other	9%	7%	8%	8%

Canada Segment
Automobile	24%	27%	24%	27%
Motorcycle	90%	89%	89%	90%
Other	96%	97%	97%	97%

Consolidated
Automobile	21%	21%	21%	22%
Motorcycle	97%	97%	97%	97%
Other	15%	10%	10%	12%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	September 30, 2023	March 31, 2023	September 30, 2023	March 31, 2023

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$1,155	$1,193	35	35
Motorcycle	453	428	59	58
Other	55	65	41	55
Total wholesale flooring loans	$1,663	$1,686	135	148
Commercial loans	$1,002	$855

Canada Segment
Wholesale flooring loans	$303	$258	43	45
Commercial loans	$33	$32

Consolidated
Wholesale flooring loans	$1,966	$1,944	178	193
Commercial loans	$1,035	$887
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment		Canada Segment		Consolidated

	As of or for the three months ended September 30,
	2023	2022	2023	2022	2023	2022

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$296	$209	$12	$8	$308	$217
Provision for credit losses	66	28	3	3	69	31
Charge-offs, net of recoveries	(43)	(25)	(2)	(1)	(45)	(26)
Effect of translation adjustment	—	—	—	(1)	—	(1)
Allowance for credit losses at end of period	$319	$212	$13	$9	$332	$221

Charge-offs as a percentage of average receivable balance (1), (3)	0.46%	0.31%	0.17%	0.06%	0.43%	0.28%

Operating leases:
Early termination loss on operating leases	$28	$13	$—	$1	$28	$14

	United States Segment		Canada Segment		Consolidated

	As of or for the six months ended September 30,
	2023	2022	2023	2022	2023	2022

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$242	$204	$11	$7	$253	$211
Provision for credit losses	143	47	5	5	148	52
Charge-offs, net of recoveries	(66)	(39)	(3)	(2)	(69)	(41)
Effect of translation adjustment	—	—		(1)	—	(1)
Allowance for credit losses at end of period	$319	$212	$13	$9	$332	$221

Charge-offs as a percentage of average receivable balance (1), (3)	0.37%	0.24%	0.12%	0.07%	0.34%	0.22%
Allowance as a percentage of ending receivable balance (1)	0.83%	0.67%	0.31%	0.26%	0.77%	0.63%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$155	$120	$5	$4	$160	$124
As a percentage of ending receivable balance (1),(2)	0.40%	0.38%	0.10%	0.09%	0.37%	0.35%

Operating leases:
Early termination loss on operating leases	$40	$12	$—	$1	$40	$13
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
(3)Percentages for both the three and six months ended September 30, 2023 and 2022 have been annualized.

In the United States segment, we recognized a provision for credit losses on our finance receivables of $143 million and $47 million during the first six months of fiscal year 2024 and 2023, respectively. The increase in provision for credit losses was primarily attributable to higher retail loan acquisitions. Expected credit losses on our retail loans also increased due to the increasing trend of delinquencies and net charge-offs above the historical lows experienced during the COVID-19 pandemic and a slight decline in overall credit quality. The increase in used vehicle financing, 72 and 84 month loans, and loan-to-value ratios for loans acquired since fiscal year 2023 contributed to the slight decline in overall credit quality. Lower incentive volumes, particularly during fiscal year 2023, also contributed to the slight decline in overall credit quality. We recognized early termination losses on operating leases of $40 million and $12 million during the first six months of fiscal year 2024 and 2023, respectively. Early termination losses on operating leases increased due to the increases in realized losses, our estimate of early termination losses, and acquisition volumes. The increase in operating lease delinquencies and forecasted unemployment rates contributed to the increase in our estimate of early termination losses.
In the Canada segment, we recognized a provision for credit losses of $5 million on our finance receivables during both the first six months of fiscal year 2024 and 2023. We recognized early termination losses on operating leases of less than $1 million during the first six months of fiscal year 2024 and early termination losses of $1 million during the same period in fiscal year 2023.
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
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first six months of fiscal year 2024. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Estimates—Estimated End of Term Residual Values” below.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	116	121	234	245
Sales through auctions and dealer direct programs (3)	—	—	—	—
Total termination units	116	121	234	245

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	19	20	41	41
Sales through auctions and dealer direct programs (3)	—	—	—	—
Total termination units	19	20	41	41

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	135	141	275	286
Sales through auctions and dealer direct programs (3)	—	—	—	—
Total termination units	135	141	275	286
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

The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of September 30, 2023 and March 31, 2023 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of September 30, 2023 and March 31, 2023, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on September 30, 2023. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.
Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate (1)
	September 30, 2023	March 31, 2023	September 30, 2023	March 31, 2023

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$6,333	$5,609	5.70%	5.25%
Bank loans	1,099	1,099	6.34%	5.70%
Public MTN program	24,102	21,962	2.85%	1.99%
Total unsecured debt	$31,534	$28,670
Secured debt	7,533	6,444	3.59%	2.19%
Total debt	$39,067	$35,114

Canada Segment
Unsecured debt:
Commercial paper	$907	$766	5.16%	4.70%
Bank loans	718	795	6.06%	5.59%
Other debt	3,199	3,176	3.60%	3.15%
Total unsecured debt	4,824	4,737
Secured debt	660	483	5.94%	5.48%
Total debt	$5,484	$5,220

Consolidated
Unsecured debt:
Commercial paper	$7,240	$6,375	5.63%	5.18%
Bank loans	1,817	1,894	6.23%	5.66%
Public MTN program	24,102	21,962	2.85%	1.99%
Other debt	3,199	3,176	3.60%	3.15%
Total unsecured debt	36,358	33,407
Secured debt	8,193	6,927	3.78%	2.42%
Total debt	$44,551	$40,334
______________________

(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.
Commercial Paper
As of September 30, 2023, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.8 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the six months ended September 30, 2023, consolidated commercial paper month-end outstanding principal balances ranged from $6.2 billion to $7.2 billion.

Bank Loans
During the six months ended September 30, 2023, AHFC did not enter into any new loan agreement. As of September 30, 2023, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $74 million to $500 million. As of September 30, 2023, the remaining maturities of all bank loans outstanding ranged from 181 days to approximately 3.5 years. The weighted average remaining maturity on all bank loans was 2.2 years as of September 30, 2023.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of September 30, 2023, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the six months ended September 30, 2023, AHFC issued $1.4 billion of floating rate notes ranging from 11 months to 18 months. AHFC also issued $5.3 billion of fixed rate notes ranging from 2 years to 7 years in USD, EUR and GBP. The weighted average remaining maturities of all Public MTNs was 2.6 years as of September 30, 2023.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of September 30, 2023, management believes that AHFC was in compliance with all covenants under the indenture.
The table below presents a summary of outstanding debt issued under our Public MTN Programs by currency:

	September 30, 2023	March 31, 2023

	(U.S. dollars in millions)
U.S. dollar	$18,762	$17,868
Euro	3,580	2,867
Sterling	1,760	1,227
Total	$24,102	$21,962
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the six months ended September 30, 2023, HCFI issued C$400 million ($295 million) of fixed rate notes and C$200 million ($147 million) of floating rate notes. As of September 30, 2023, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 149 days to approximately 5.0 years. The weighted average remaining maturities of these notes was 2.7 years as of September 30, 2023.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2023, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

During the six months ended September 30, 2023, we issued notes through asset-backed securitizations totaling $3.6 billion, which were secured by assets with an initial balance of $3.9 billion. There were no outstanding operating lease securitizations as of September 30, 2023.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 23, 2024, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of September 30, 2023, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.5 billion) syndicated bank credit facility that includes a C$1.0 billion ($737 million) credit agreement, which expires on March 25, 2024 and a C$1.0 billion ($737 million) credit agreement, which expires March 25, 2027. As of September 30, 2023, no amounts were drawn upon under the HCFI credit agreement. HCFI intends to renew or replace the credit agreement prior to or on the expiration date of each respective tranche.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of September 30, 2023, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of September 30, 2023, no amounts were drawn upon under these agreements. These agreements expire in September 2024. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of September 30, 2023 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $16 million during both the three months ended September 30, 2023 and 2022, and $31 million and $33 million during the six months ended September 30, 2023 and 2022, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of September 30, 2023, AHFC and its consolidated subsidiaries had $54.2 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $14.6 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

Material Cash Requirements
The following table summarizes our material cash requirements, including from contractual obligations and excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve-month periods ending September 30,
	Total	2024	2025	2026	2027	2028	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$36,468	$14,863	$7,020	$4,421	$1,810	$5,905	$2,449
Secured debt obligations (1)	8,206	4,286	2,512	1,086	322	—	—
Interest payments on debt (2)	3,050	1,102	781	493	296	220	158
Total	$47,724	$20,251	$10,313	$6,000	$2,428	$6,125	$2,607

_______________________

(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of September 30, 2023.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of September 30, 2023.
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
Sensitivity Analysis
We applied the baseline economic scenarios for the United States and Canada that were obtained from a third party economic research firm in our models to determine our allowance for credit losses on retail loans and estimated early termination losses on operating lease assets as of September 30, 2023. These baseline economic scenarios represent forecasts of the most likely economic future, with an equal probability of economic conditions being better or worse than forecasted. Alternative economic scenarios were also obtained from the third party economic research firm. As an example of the sensitivity of our accounting estimates, we applied upside and downside economic scenarios in our models. The peak unemployment rate over the next 24 month period under the upside and downside economic scenarios in the United States was 3.6% and 7.7%, respectively. The resulting allowance for credit losses on retail loans under the upside and downside economic scenarios was $300 million and $475 million, respectively. Similarly, the resulting estimated early termination losses on operating lease assets were $85 million and $126 million, respectively.
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
Sensitivity Analysis
If future expected end of term market values for all outstanding operating leases as of September 30, 2023 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $36 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $9 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis is specific to the conditions in effect as of September 30, 2023 and does not consider the effect declines in estimated end of term market values may have on return rates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2023, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: November 09, 2023

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President, Assistant Secretary and Compliance Officer (Principal Accounting Officer)