Form 10-Q
period 2023-12-31
AMERICAN HONDA FINANCE CORP
filed 2024-02-09
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-36111
AMERICAN HONDA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1919 Torrance Blvd., Torrance, California	90501
(Address of principal executive offices)	(Zip Code)

(310) 972-2288
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
1.950% Medium-Term Notes, Series A Due October 18, 2024	HMC/24D	New York Stock Exchange
0.750% Medium-Term Notes, Series A Due November 25, 2026	HMC/26A	New York Stock Exchange
3.500% Medium-Term Notes, Series A Due April 24, 2026	HMC/26F	New York Stock Exchange
0.300% Medium-Term Notes, Series A Due July 7, 2028	HMC/28A	New York Stock Exchange
1.500% Medium-Term Notes, Series A Due October 19, 2027	HMC/27A	New York Stock Exchange
3.750% Medium-Term Notes, Series A Due October 25, 2027	HMC/27B	New York Stock Exchange
5.600% Medium-Term Notes, Series A Due September 6, 2030	HMC/30A	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of January 31, 2024, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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
For the quarter ended December 31, 2023

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

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share amounts)

	December 31, 2023	March 31, 2023
Assets
Cash and cash equivalents	$1,439	$1,544
Finance receivables, net of allowance for credit losses of $343 and $253	45,535	37,585
Investment in operating leases, net	27,246	27,778
Due from Parent and affiliated companies	129	66
Income taxes receivable	24	28
Other assets	1,102	757
Derivative instruments	842	1,133
Total assets	$76,317	$68,891
Liabilities and Equity
Debt	$47,904	$40,334
Due to Parent and affiliated companies	131	161
Income taxes payable	355	211
Deferred income taxes	5,802	6,287
Other liabilities	1,788	1,137
Derivative instruments	1,393	1,736
Total liabilities	57,373	49,866
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of December 31, 2023 and March 31, 2023	1,366	1,366
Retained earnings	16,543	16,688
Accumulated other comprehensive loss	(110)	(135)
Total shareholder’s equity	17,799	17,919
Noncontrolling interest in subsidiary	1,145	1,106
Total equity	18,944	19,025
Total liabilities and equity	$76,317	$68,891

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	December 31, 2023	March 31, 2023
Finance receivables, net	$9,189	$7,216
Investment in operating leases, net	—	168
Other assets	692	433
Total assets	$9,881	$7,817

Secured debt	$8,722	$6,927
Other liabilities	14	7
Total liabilities	$8,736	$6,934

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Revenues:
Retail	$553	$363	$1,487	$1,081
Dealer	60	33	162	74
Operating leases	1,504	1,588	4,571	5,043
Total revenues	2,117	1,984	6,220	6,198
Leased vehicle expenses	1,066	1,178	3,286	3,740
Interest expense	466	234	1,185	614
Net revenues	585	572	1,749	1,844
Other income, net	30	27	85	65
Total net revenues	615	599	1,834	1,909
Expenses:
General and administrative expenses	121	112	377	355
Provision for credit losses	74	49	222	101
Early termination loss on operating leases	30	20	70	33
(Gain)/Loss on derivative instruments	(308)	(404)	(132)	722
(Gain)/Loss on foreign currency revaluation of debt	235	401	77	(476)
Total expenses	152	178	614	735
Income before income taxes	463	421	1,220	1,174
Income tax expense	124	111	345	310
Net income	339	310	875	864
Less: Net income attributable to noncontrolling interest	7	19	50	73
Net income attributable to American Honda Finance Corporation	$332	$291	$825	$791

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Net income	$339	$310	$875	$864
Other comprehensive income:
Foreign currency translation adjustment	58	46	48	(194)
Comprehensive income	397	356	923	670
Less: Comprehensive income/(loss) attributable to noncontrolling interest	35	41	73	(20)
Comprehensive income attributable to American Honda Finance Corporation	$362	$315	$850	$690

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2022	$19,452	$16,901	$(38)	$1,366	$1,223
Net income	864	791	—	—	73
Other comprehensive loss	(194)	—	(101)	—	(93)
Dividends declared	(829)	(766)	—	—	(63)
Balance at December 31, 2022	$19,293	$16,926	$(139)	$1,366	$1,140

Balance at March 31, 2023	$19,025	$16,688	$(135)	$1,366	$1,106
Net income	875	825	—	—	50
Other comprehensive income	48	—	25	—	23
Dividends declared	(1,004)	(970)	—	—	(34)
Balance at December 31, 2023	$18,944	$16,543	$(110)	$1,366	$1,145

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Nine months ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$875	$864
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	79	319
Provision for credit losses	222	101
Early termination loss on operating leases	70	33
Depreciation on leased vehicles	3,283	3,727
Accretion of unearned subsidy income	(695)	(802)
Amortization of deferred dealer participation and other deferred costs	270	238
Gain on disposition of leased vehicles	(87)	(89)
Deferred income taxes	(496)	(799)
Changes in operating assets and liabilities:
Income taxes receivable/payable	149	115
Other assets	(47)	839
Accrued interest/discounts on debt	161	65
Other liabilities	89	13
Due to/from Parent and affiliated companies	(92)	(32)
Net cash provided by operating activities	3,781	4,592
Cash flows from investing activities:
Finance receivables acquired	(21,530)	(11,455)
Principal collected on finance receivables	13,654	12,966
Net change in wholesale loans	(429)	(306)
Purchase of operating lease vehicles	(10,673)	(6,789)
Disposal of operating lease vehicles	7,838	7,840
Cash received for unearned subsidy income	757	466
Other investing activities, net	(4)	(6)
Net cash (used in)/provided by investing activities	(10,387)	2,716

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Nine months ended December 31,
	2023	2022
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$31,684	$19,358
Paydown of commercial paper	(31,943)	(16,377)
Proceeds from issuance of short-term debt	600	—
Paydown of short-term debt	(74)	—
Proceeds from issuance of medium-term notes and other debt	10,854	515
Paydown of medium-term notes and other debt	(5,558)	(7,759)
Proceeds from issuance of secured debt	5,363	1,373
Paydown of secured debt	(3,591)	(3,782)
Dividends paid	(587)	(961)
Net cash provided by/(used in) financing activities	6,748	(7,633)
Effect of exchange rate changes on cash and cash equivalents	4	1
Net increase/(decrease) in cash and cash equivalents	146	(324)
Cash and cash equivalents and restricted cash at beginning of period	1,964	2,972
Cash and cash equivalents and restricted cash at end of period	$2,110	$2,648
Supplemental disclosures of cash flow information:
Interest paid	$971	$368
Income taxes paid	$687	$996

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	December 31,
	2023	2022
Cash and cash equivalents	$1,439	$2,350
Restricted cash included in other assets (1)	671	298
Total	$2,110	$2,648
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

Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for the Company for fiscal years beginning April 1, 2024 and for interim periods beginning April 1, 2025. The Company is currently assessing the impact of this standard on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments enhance the transparency and decision usefulness of income tax disclosures, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The amendments also eliminate certain disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments are effective for the Company for fiscal years beginning April 1, 2025. The Company is currently assessing the impact of this standard on the consolidated financial statements. .

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	December 31, 2023
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$42,238	$3,595	$45,833
Allowance for credit losses	(336)	(7)	(343)
Deferred dealer participation and other deferred costs	596	—	596
Unearned subsidy income	(551)	—	(551)
Finance receivables, net	$41,947	$3,588	$45,535

	March 31, 2023
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$35,110	$2,836	$37,946
Allowance for credit losses	(248)	(5)	(253)
Deferred dealer participation and other deferred costs	472	—	472
Unearned subsidy income	(580)	—	(580)
Finance receivables, net	$34,754	$2,831	$37,585

Finance receivables include retail loans with a net carrying amount of $9.2 billion and $7.2 billion as of December 31, 2023 and March 31, 2023, respectively, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and nine months ended December 31, 2023
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of October 1, 2023	$327	$5	$332
Provision	72	2	74
Charge-offs	(87)	—	(87)
Recoveries	24	—	24
Effect of translation adjustment	—	—	—
Ending balance as of December 31, 2023	$336	$7	$343

Beginning balance as of April 1, 2023	$248	$5	$253
Provision	220	2	222
Charge-offs	(202)	—	(202)
Recoveries	70	—	70
Effect of translation adjustment	—	—	—
Ending balance as of December 31, 2023	$336	$7	$343

	Three and nine months ended December 31, 2022
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of October 1, 2022	$216	$5	$221
Provision	49	—	49
Charge-offs	(56)	—	(56)
Recoveries	22	—	22
Effect of translation adjustment	—	—	—
Ending balance as of December 31, 2022	$231	$5	$236

Beginning balance as of April 1, 2022	$206	$5	$211
Provision	101	—	101
Charge-offs	(140)		(140)
Recoveries	65	—	65
Effect of translation adjustment	(1)	—	(1)
Ending balance as of December 31, 2022	$231	$5	$236

The allowance increased during the nine months ended December 31, 2023 primarily due to the expected credit losses recognized on the high volume of retail loan acquisitions during the period.

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

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
December 31, 2023
Retail loans:
New auto	$290	$81	$22	$393	$32,650	$33,043
Used and certified auto	153	46	13	212	7,664	7,876
Motorcycle and other	17	8	5	30	1,334	1,364
Total retail loans	460	135	40	635	41,648	42,283
Dealer loans:
Wholesale flooring	1	—	—	1	2,380	2,381
Commercial loans	—	—	—	—	1,214	1,214
Total dealer loans	1	—	—	1	3,594	3,595
Total finance receivables	$461	$135	$40	$636	$45,242	$45,878

March 31, 2023
Retail loans:
New auto	$217	$44	$11	$272	$27,479	$27,751
Used and certified auto	103	25	6	134	5,870	6,004
Motorcycle and other	14	5	2	21	1,226	1,247
Total retail loans	334	74	19	427	34,575	35,002
Dealer loans:
Wholesale flooring	—	—	—	—	1,946	1,946
Commercial loans	—	—	—	—	890	890
Total dealer loans	—	—	—	—	2,836	2,836
Total finance receivables	$334	$74	$19	$427	$37,411	$37,838

Credit Quality Indicators
Credit losses are an expected cost of extending credit. The majority of our credit risk is with consumer financing and to a lesser extent with dealer financing. Exposure to credit risk in retail loans is managed through regular monitoring and adjusting of underwriting standards, pricing of contracts for expected losses, and focusing collection efforts to minimize losses. Exposure to credit risk for dealers is managed through ongoing reviews of their financial condition and payment performance.
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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2024	2023	2022	2021	2020	Prior	Total

	(U.S. dollars in millions)
December 31, 2023
Credit grade A	$11,327	$6,396	$4,262	$3,440	$811	$206	$26,442
Credit grade B	3,342	2,253	1,248	900	297	104	8,144
Credit grade C	2,272	1,467	852	607	247	95	5,540
Credit grade D	608	342	207	173	118	53	1,501
Others	278	159	108	67	29	15	656
Total retail loans	$17,827	$10,617	$6,677	$5,187	$1,502	$473	$42,283
Gross charge-offs for the nine months ended December 31, 2023	$24	$79	$48	$27	$15	$9	$202

	Retail loans by vintage fiscal year

	2023	2022	2021	2020	2019	Prior	Total

	(U.S. dollars in millions)
March 31, 2023
Credit grade A	$8,332	$5,994	$5,188	$1,570	$661	$171	$21,916
Credit grade B	2,828	1,693	1,308	504	229	78	6,640
Credit grade C	1,864	1,174	887	407	189	71	4,592
Credit grade D	447	294	255	191	92	36	1,315
Others	211	146	97	50	22	13	539
Total retail loans	$13,682	$9,301	$7,735	$2,722	$1,193	$369	$35,002
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

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2024	2023	2022	2021	2020	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
December 31, 2023
Group I	$147	$56	$15	$116	$45	$85	$685	$1,505	$2,654
Group II	41	3	—	—	—	21	—	873	938
Group III	—	—	—	—	—	—	—	3	3
Total dealer loans	$188	$59	$15	$116	$45	$106	$685	$2,381	$3,595
Gross charge-offs for the nine months ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Commercial loans by vintage fiscal year

	2023	2022	2021	2020	2019	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
March 31, 2023
Group I	$67	$10	$143	$56	$24	$89	$428	$1,223	$2,040
Group II	1	6	29	6	—	31	—	723	796
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$68	$16	$172	$62	$24	$120	$428	$1,946	$2,836

Loan Modifications
The contractual terms of loans may be modified when borrowers are experiencing financial difficulties in an effort to mitigate losses. There were no dealer loans that were modified for dealers experiencing financial difficulties during the nine months ended December 31, 2023. Payment deferrals are granted on retail loans, however the delays in payments are considered insignificant since the number of deferred payments are limited and interest continues to accrue during the deferral period. Starting in April 2023, the Company began granting term extensions on retail loans in the United States. Term extensions extend the maturity date of the loan which reduces the monthly payments over the remaining extended term of the loan. Term extensions do not change the contractual interest rates or reduce the outstanding principal balances. During the nine months ended December 31, 2023, term extensions were not material to the Company’s consolidated financial statement. Retail loans may also be modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code which may include interest rate adjustments, term extensions, and principal forgiveness. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the nine months ended December 31, 2023.
Prior to the adoption of ASU 2022-02, there were no dealer loans during the fiscal year ended March 31, 2023 that were considered troubled debt restructurings. Retail loans modified under bankruptcy protection were considered troubled debt restructurings but were not material to the Company’s consolidated financial statements during the fiscal year ended March 31, 2023.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	December 31, 2023	March 31, 2023

	(U.S. dollars in millions)
Operating lease vehicles	$35,046	$36,412
Accumulated depreciation	(7,053)	(7,989)
Deferred dealer participation and initial direct costs	99	88
Unearned subsidy income	(751)	(656)
Estimated early termination losses	(95)	(77)
Investment in operating leases, net	$27,246	$27,778

Operating lease revenue consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022

	(U.S. dollars in millions)
Lease payments	$1,371	$1,447	$4,155	$4,562
Subsidy income and dealer rate participation, net	125	131	376	434
Reimbursed lessor costs	8	10	40	47
Total operating lease revenue, net	$1,504	$1,588	$4,571	$5,043

Leased vehicle expenses consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022

	(U.S. dollars in millions)
Depreciation expense	$1,069	$1,177	$3,283	$3,727
Initial direct costs and other lessor costs	25	27	90	102
Gain on disposition of leased vehicles (1)	(28)	(26)	(87)	(89)
Total leased vehicle expenses, net	$1,066	$1,178	$3,286	$3,740
________________________
(1)Included in the gain on disposition of leased vehicles are end of term charges of $1 million for both the three months ended December 31, 2023, and 2022, and $3 million and $2 million for the nine months ended December 31, 2023 and 2022, respectively.
As of March 31, 2023, investment in operating leases includes lease assets with a net carrying amount of $168 million, which were transferred to SPEs and considered to be legally isolated but did not qualify for sale accounting treatment. These investments in operating leases were restricted and served as collateral for the payment of the related secured debt obligations. There were no outstanding operating lease securitizations as of December 31, 2023. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Contractual operating lease payments due as of December 31, 2023 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve-month periods ending December 31,	(U.S. dollars in millions)

2024	$4,369
2025	2,953
2026	1,338
2027	304
2028	54
Total	$9,018
The Company recognized early termination losses on operating leases of $30 million and of $20 million during the three months ended December 31, 2023 and 2022, respectively, and $70 million and $33 million during the nine months ended December 31, 2023 and 2022, respectively. Net realized losses totaled $29 million and $19 million during the three months ended December 31, 2023 and 2022, respectively, and $52 million and $32 million during the nine months ended December 31, 2023 and 2022, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $6 million and $3 million for the three months ended December 31, 2023 and 2022, respectively, and $13 million and $5 million for the nine months ended December 31, 2023 and 2022, respectively.
No impairment losses due to declines in estimated residual values were recognized during the three and nine months ended December 31, 2023 and 2022.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate (1)		Contractual interest rate ranges
	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$6,144	$6,375	5.73%	5.18%	5.10 - 5.80%	4.30 - 5.93%
Bank loans	2,023	1,894	6.18%	5.66%	5.82 - 6.62%	5.38 - 6.14%
Public MTN program	27,735	21,962	3.26%	1.99%	0.30 - 6.14%	0.30 - 5.43%
Other debt	3,280	3,176	3.60%	3.15%	1.34 - 6.39%	1.34 - 5.88%
Total unsecured debt	39,182	33,407
Secured debt	8,722	6,927	4.24%	2.42%	0.27 - 5.98%	0.20 - 5.50%
Total debt	$47,904	$40,334
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.

As of December 31, 2023, the outstanding principal balance of long-term debt with floating interest rates totaled $6.5 billion, long-term debt with fixed interest rates totaled $34.1 billion, and short-term debt with floating or fixed interest rates totaled $7.3 billion. As of March 31, 2023, the outstanding principal balance of long-term debt with floating interest rates totaled $4.1 billion, long-term debt with fixed interest rates totaled $29.5 billion, and short-term debt with floating or fixed interest rates totaled $6.7 billion.
Commercial Paper
As of December 31, 2023 and March 31, 2023, the Company had commercial paper programs that provide the Company with available funds of up to $8.9 billion and $8.8 billion, respectively at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $6.7 billion and $3.4 billion during the nine months ended December 31, 2023 and 2022, respectively. The maximum balance outstanding at any month-end during the nine months ended December 31, 2023 and 2022 was $7.2 billion and $5.3 billion, respectively.
Bank Loans
Outstanding bank loans at December 31, 2023 were long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of December 31, 2023 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Public MTN Program
In August 2022, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of December 31, 2023 were short-term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Other Debt
The outstanding balances as of December 31, 2023 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of December 31, 2023 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 23, 2024, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of December 31, 2023, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.5 billion syndicated bank credit facility that includes a $755 million credit agreement, which expires on March 25, 2024 and a $755 million credit agreement, which expires on March 25, 2027. As of December 31, 2023, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace the credit agreements prior to or on the expiration dates.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of December 31, 2023, no amounts were drawn upon under these agreements. These agreements expire in September 2024. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 5. Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 12 regarding the valuation of derivative instruments.

	December 31, 2023			March 31, 2023
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$59,486	$777	$892	$55,974	$1,133	$1,062
Cross currency swaps	5,737	65	501	4,328	—	674
Gross derivative assets/liabilities		842	1,393		1,133	1,736
Collateral posted/held		5	18		—	37
Counterparty netting adjustment		(818)	(818)		(1,000)	(1,000)
Net derivative assets/liabilities		$29	$593		$133	$773

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022

	(U.S. dollars in millions)
Interest rate swaps	$(24)	$67	$82	$137
Cross currency swaps	332	337	50	(859)
Total gain/(loss) on derivative instruments	$308	$404	$132	$(722)

The fair value of derivative instruments is subject to the fluctuations in market interest rates and foreign currency exchange rates. Since the Company has elected not to apply hedge accounting, the volatility in the changes in fair value of these derivative instruments is recognized in earnings. All periodic interest settlements of derivative instruments are presented within cash flows from operating activities in the consolidated statements of cash flows. The final notional exchange of cross currency swaps are presented within cash flows from financing activities along with the paydowns of the related foreign currency denominated debt.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended December 31,		Nine months ended December 31,
Income Statement	2023	2022	2023	2022

	(U.S. dollars in millions)
Revenue:
Subsidy income	$228	$243	$690	$797
General and administrative expenses:
Support Compensation Agreement fees	17	15	48	48
Benefit plan expenses	2	2	5	6
Shared services	18	17	55	54
Lease expense	1	1	3	3

Balance Sheet	December 31, 2023	March 31, 2023

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(543)	$(573)
Investment in operating leases, net:
Unearned subsidy income	(750)	(655)
Due from Parent and affiliated companies	129	66
Liabilities:
Due to Parent and affiliated companies	131	161
Other liabilities:
Accrued benefit expenses	64	63
Dividend payable	417	—
Operating lease liabilities	11	11

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
Shared Services
The Company shares certain common expenditures with AHM and HCI, including information technology services and facilities. The allocated costs for shared services are included in general and administrative expenses.
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
Other
The majority of the amounts due from the Parent and affiliated companies at December 31, 2023 and March 31, 2023 were related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at December 31, 2023 and March 31, 2023 were related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
AHFC leases its premises from AHM.
AHFC declared cash dividends of $970 million to AHM during the nine months ended December 31, 2023, of which $417 million was paid in January 2024. AHFC declared and paid cash dividends of $766 million to AHM during the nine months ended December 31, 2022.
HCFI declared and paid cash dividends to AHFC and HCI of $37 million and $34 million, respectively, during the nine months ended December 31, 2023 . HCFI declared and paid cash dividends to AHFC and HCI of $69 million and $63 million, respectively, during the nine months ended December 31, 2022.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Income Taxes
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law. The IRA includes tax provisions for a new corporate alternative minimum tax (CAMT) of 15% on adjusted financial statement income of corporations with profits greater than $1.0 billion, effective for taxable years beginning after December 31, 2022, in addition to a new tax credit for qualified commercial clean vehicles (QCCV) that applies to vehicles acquired after December 31, 2022. At December 31, 2023, based on proposed guidance and regulations issued to date, the Company does not expect to incur CAMT liability for fiscal year 2024 and expects to generate an immaterial amount of QCCV tax credits during the fourth quarter of fiscal year 2024. The Company will continue to evaluate the effects of IRA as additional guidance and regulations are issued.
The Company's effective tax rate was 26.7% and 26.4% for the three months ended December 31, 2023 and 2022, respectively, and 28.3% and 26.4% for the nine months ended December 31, 2023 and 2022, respectively. The increase in effective tax rates for the three and nine months ended December 31, 2023 was primarily due to an increase in state taxes. The Company's effective tax rates for the three and nine months ended December 31, 2023, differ from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At December 31, 2023, $1.0 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of December 31, 2023 were to be distributed, the tax liability associated with these earnings would be $148 million, inclusive of currency translation adjustments.
As of December 31, 2023, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2022, and for various U.S state returns filed for the taxable years ended March 31, 2008 through 2022. The Company’s Canadian subsidiary, HCFI, is subject to examination for federal and provincial returns filed for the taxable years ended March 31, 2017 through 2023. The Company believes appropriate provision has been made for all outstanding issues for all open years and does not expect any material changes in the amounts of unrecognized tax benefits during the fiscal year ending March 31, 2024.

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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At December 31, 2023, maturities of operating lease liabilities were as follows:

Twelve-month periods ending December 31,	(U.S. dollars in millions)

2024	$10
2025	9
2026	10
2027	10
2028	9
Thereafter	26
Total undiscounted future lease obligations	74
Less: imputed interest	(10)
Operating lease liabilities	$64

Lease expense under operating leases was $2 million for both the three months ended December 31, 2023 and 2022, and $7 million for both the nine months ended December 31, 2023 and 2022. Lease expense is included within general and administrative expenses.
As of December 31, 2023, the weighted average remaining lease term for operating leases was 7.8 years and the weighted average remaining discount rate for operating leases was 3%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $425 million as of December 31, 2023. The Company also has commitments to finance the construction of auto dealership facilities. The remaining unfunded balance for these construction loans was $9 million as of December 31, 2023.

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
In November 2023, the Company received a civil investigative demand issued by the Consumer Financial Protection Bureau (CFPB) in connection with the Company’s furnishing of credit reporting information on consumer credit accounts. The Company is cooperating with the CFPB and is responding to their information requests. Management cannot predict the eventual scope, duration or outcome of this investigation and is unable to estimate the amount or range of potential losses, if any, at this time.

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
During the nine months ended December 31, 2023 and 2022, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $5.4 billion and $1.4 billion, respectively. The notes were secured by assets with an initial balance of $5.8 billion and $1.5 billion, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The table below presents the carrying amounts of assets and liabilities of consolidated SPEs as they are reported in the Company’s consolidated balance sheets. All amounts exclude intercompany balances, which have been eliminated upon consolidation. Investors in notes issued by a SPE only have recourse to the assets of such SPE and do not have recourse to the assets of AHFC, HCFI, or its other subsidiaries or to other SPEs. The assets of SPEs are the only source of funds for repayment on the notes. There were no outstanding operating lease securitizations as of December 31, 2023.

	December 31, 2023

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,189	$671	$21	$8,722	$14

	March 31, 2023

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$7,216	$419	$12	$6,844	$6
Operating lease securitizations	168	1	1	83	1
Total	$7,384	$420	$13	$6,927	$7
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of December 31, 2023 and March 31, 2023, AHFC and HCFI had combined cash collections of $425 million and $400 million, respectively, which were required to be remitted to the SPEs.

Note 10. Other Assets
Other assets consisted of the following:

	December 31, 2023	March 31, 2023

	(U.S. dollars in millions)
Accrued interest and fees on finance receivables	$155	$103
Accrued rental payments and fees on operating leases	65	62
Vehicles held for disposition	80	50
Restricted cash	671	420
Operating lease right-of-use assets	56	61
Other miscellaneous assets	75	61
Total	$1,102	$757

Certain balances as of March 31, 2023 have been reclassified to conform with the current period presentation.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 11. Other Liabilities
Other liabilities consisted of the following:

	December 31, 2023	March 31, 2023

	(U.S. dollars in millions)
Dealer payables	$286	$188
Accrued interest expense	294	121
Accounts payable and accrued expenses	310	304
Lease security deposits	52	57
Unearned income, operating leases	249	269
Operating lease liabilities	64	69
Uncertain tax positions	97	92
Dividend payable	417	—
Other liabilities	19	37
Total	$1,788	$1,137

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$777	$—	$777
Cross currency swaps	—	65	—	65
Total assets	$—	$842	$—	$842
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$892	$—	$892
Cross currency swaps	—	501	—	501
Total liabilities	$—	$1,393	$—	$1,393

	March 31, 2023
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$1,133	$—	$1,133
Cross currency swaps	—	—	—	—
Total assets	$—	$1,133	$—	$1,133
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$1,062	$—	$1,062
Cross currency swaps	—	674	—	674
Total liabilities	$—	$1,736	$—	$1,736

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the nine months ended December 31, 2023 and 2022. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
December 31, 2023
Vehicles held for disposition	$—	$—	$66	$66	$22
December 31, 2022
Vehicles held for disposition	$—	$—	$32	$32	$8

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

	December 31, 2023
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$3,588	—	—	$3,280	$3,280
Retail loans, net	41,947	—	—	41,002	41,002
Liabilities:
Commercial paper	$6,144	—	$6,144	—	$6,144
Bank loans	2,023	—	2,027	—	2,027
Medium-term note programs	27,735	—	27,026	—	27,026
Other debt	3,280	—	3,207	—	3,207
Secured debt	8,722	—	8,705	—	8,705

	March 31, 2023
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$2,831	—	—	$2,507	$2,507
Retail loans, net	34,754	—	—	33,674	33,674
Liabilities:
Commercial paper	$6,375	—	$6,374	—	$6,374
Bank loans	1,894	—	1,886	—	1,886
Medium-term note programs	21,962	—	20,745	—	20,745
Other debt	3,176	—	3,045	—	3,045
Secured debt	6,927	—	6,786	—	6,786

Fair value information presented in the tables above is based on information available at December 31, 2023 and March 31, 2023. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Financial information for the three and nine months ended December 31, 2023 and 2022 is summarized in the following tables:

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended December 31, 2023
Revenues:
Retail	$495	$58	$—	$553
Dealer	54	6	—	60
Operating leases	1,285	219	—	1,504
Total revenues	1,834	283	—	2,117
Leased vehicle expenses	898	168	—	1,066
Interest expense	404	62	—	466
Realized (gains)/losses on derivatives and foreign currency denominated debt	(13)	(15)	28	—
Net revenues	545	68	(28)	585
Other income, net	27	3	—	30
Total net revenues	572	71	(28)	615
Expenses:
General and administrative expenses	109	12	—	121
Provision for credit losses	71	3	—	74
Early termination loss on operating leases	29	1	—	30
Gain on derivative instruments	—	—	(308)	(308)
Loss on foreign currency revaluation of debt	—	—	235	235
Income before income taxes	$363	$55	$45	$463

Nine months ended December 31, 2023
Revenues:
Retail	$1,327	$160	$—	$1,487
Dealer	145	17	—	162
Operating leases	3,881	690	—	4,571
Total revenues	5,353	867	—	6,220
Leased vehicle expenses	2,753	533	—	3,286
Interest expense	1,009	176	—	1,185
Realized (gains)/losses on derivatives and foreign currency denominated debt	(86)	(48)	134	—
Net revenues	1,677	206	(134)	1,749
Other income, net	74	11	—	85
Total net revenues	1,751	217	(134)	1,834
Expenses:
General and administrative expenses	339	38	—	377
Provision for credit losses	214	8	—	222
Early termination loss on operating leases	69	1	—	70
Gain on derivative instruments	—	—	(132)	(132)
Loss on foreign currency revaluation of debt	—	—	77	77
Income before income taxes	$1,129	$170	$(79)	$1,220

December 31, 2023
Finance receivables, net	$40,691	$4,844	$—	$45,535
Investment in operating leases, net	23,543	3,703	—	27,246
Total assets	67,425	8,892	—	76,317

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended December 31, 2022
Revenues:
Retail	$321	$42	$—	$363
Dealer	29	4	—	33
Operating leases	1,335	253	—	1,588
Total revenues	1,685	299	—	1,984
Leased vehicle expenses	979	199	—	1,178
Interest expense	189	45	—	234
Realized (gains)/losses on derivatives and foreign currency denominated debt	(34)	(13)	47	—
Net revenues	551	68	(47)	572
Other income, net	23	4	—	27
Total net revenues	574	72	(47)	599
Expenses:
General and administrative expenses	98	14	—	112
Provision for credit losses	47	2	—	49
Early termination loss on operating leases	20	—	—	20
Loss on derivative instruments	—	—	(404)	(404)
Gain on foreign currency revaluation of debt	—	—	401	401
Income before income taxes	$409	$56	$(44)	$421

Nine months ended December 31, 2022
Revenues:
Retail	$955	$126	$—	$1,081
Dealer	66	8	—	74
Operating leases	4,222	821	—	5,043
Total revenues	5,243	955	—	6,198
Leased vehicle expenses	3,100	640	—	3,740
Interest expense	500	114	—	614
Realized (gains)/losses on derivatives and foreign currency denominated debt	(48)	(24)	72	—
Net revenues	1,691	225	(72)	1,844
Other income, net	55	10	—	65
Total net revenues	1,746	235	(72)	1,909
Expenses:
General and administrative expenses	314	41	—	355
Provision for credit losses	94	7	—	101
Early termination loss on operating leases	32	1	—	33
Loss on derivative instruments	—	—	722	722
Gain on foreign currency revaluation of debt	—	—	(476)	(476)
Income before income taxes	$1,306	$186	$(318)	$1,174

December 31, 2022
Finance receivables, net	$31,809	$4,008	$—	$35,817
Investment in operating leases, net	24,535	4,108	—	28,643
Total assets	60,403	8,565	—	68,968

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

Results of Operations
Operating Environment Overview
Production levels and the availability of new vehicles have improved resulting in higher dealer inventory levels, dealer loan financing balances, and consumer financing acquisition volumes since the lows we experienced during the first half of fiscal year 2023. The recent rise in interest rates has increased the returns on more recently acquired financing assets and our funding costs. Higher interest rates have also contributed to an increase in the demand for 72 and 84 month retail loans.
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
Segment Results—Comparison of the Three months ended December 31, 2023 and 2022
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Three months ended December 31,		Difference		Three months ended December 31,		Difference		Three months ended December 31,
	2023	2022	Amount	%	2023	2022	Amount	%	2023	2022

	(U.S. dollars in millions)
Revenues:
Retail	$495	$321	$174	54%	$58	$42	$16	38%	$553	$363
Dealer	54	29	25	86%	6	4	2	50%	60	33
Operating leases	1,285	1,335	(50)	(4)%	219	253	(34)	(13)%	1,504	1,588
Total revenues	1,834	1,685	149	9%	283	299	(16)	(5)%	2,117	1,984
Leased vehicle expenses	898	979	(81)	(8)%	168	199	(31)	(16)%	1,066	1,178
Interest expense	404	189	215	114%	62	45	17	38%	466	234
Realized gains on derivatives and foreign currency debt	(13)	(34)	21	(62)%	(15)	(13)	(2)	15%	(28)	(47)
Net revenues	545	551	(6)	(1)%	68	68	—	—%	613	619
Other income	27	23	4	17%	3	4	(1)	(25)%	30	27
Total net revenues	572	574	(2)	—%	71	72	(1)	(1)%	643	646
Expenses:
General and administrative expenses	109	98	11	11%	12	14	(2)	(14)%	121	112
Provision for credit losses	71	47	24	51%	3	2	1	50%	74	49
Early termination loss on operating leases	29	20	9	45%	1	—	1	n/m	30	20
Income before income taxes	$363	$409	$(46)	(11)%	$55	$56	$(1)	(2)%	$418	$465
_______________________
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Three months ended December 31,		Difference		Three months ended December 31,		Difference
	2023	2022	Amount	%	2023	2022	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$36,800	$29,518	$7,282	25%	$4,355	$3,745	$610	16%
Average outstanding units	2,027	1,867	160	9%	276	266	10	4%
Effective yield	5.4%	4.4%			5.4%	4.5%

Dealer loans:
Average outstanding balance	$2,930	$2,032	$898	44%	$334	$218	$116	53%
Effective yield	7.3%	5.9%			7.1%	6.0%

Operating leases:
Average outstanding balance	$23,508	$25,034	$(1,526)	(6)%	$3,658	$4,153	$(495)	(12)%
Average outstanding units	878	1,019	(141)	(14)%	183	219	(36)	(16)%
Average monthly rental income(2)	$488	$437	$51	12%	$398	$385	$13	3%
Average monthly depreciation(2),(3)	$351	$328	$23	7%	$311	$306	$5	2%

Debt:
Average outstanding balance	$40,876	$34,575	$6,301	18%	$5,515	$5,317	$198	4%
Effective interest rate	3.9%	2.2%			4.6%	3.4%
_______________________
(1)Average outstanding balances and units based on month end amounts during respective periods. Effective yields and interest rates based on average outstanding month end balances. Average monthly rental income and depreciation based on average outstanding month end units.
(2)U.S. dollars per unit.
(3)Excludes gains on disposition of leased vehicles.

United States Segment
Revenues
–Revenue from retail loans increased due to higher average outstanding balances and higher yields.
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

Realized (gains)/losses on derivatives and foreign currency debt
Net realized gains during the third quarter of fiscal year 2024 consisted of gains on pay fixed interest rate swaps of $232 million which were partially offset by losses on pay float interest rate swaps of $148 million and losses on cross currency interest rate swaps of $71 million.
Provision for credit losses
Provision for credit losses increased primarily due to the increase in acquisition of retail loans. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to the increases in realized losses, our estimate of early termination losses, and acquisition volumes. See "—Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans increased due to higher yields and higher average outstanding balances.
–Revenue from dealer loans increased due to higher average outstanding balances primarily of wholesale flooring loans as a result of higher dealer inventory levels and higher yields.
–Operating lease revenue decreased primarily due to lower average outstanding units.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units.
Interest expense
Interest expense increased due to higher average interest rates and higher average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivative instruments
Net realized gains on interest rate swaps during the third quarter of fiscal year 2024 were attributable to realized gains on pay fixed interest rate swaps of $36 million which were partially offset by realized losses on pay float interest rate swaps of $21 million.
Provision for credit losses
Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
We recognized early termination losses on operating leases of $1 million during the third quarter of fiscal year 2024 compared to early termination losses of less than $1 million during the same period in fiscal year 2023. See “—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 26.7% for the third quarter of fiscal year 2024 compared to 26.4% for the same period in fiscal year 2023. The increase in the effective tax rate was primarily due to an increase in state taxes. The Company's effective tax rate for the three months ended December 31, 2023 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Segment Results—Comparison of the Nine months ended December 31, 2023 and 2022
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Nine months ended December 31,		Difference		Nine months ended December 31,		Difference		Nine months ended December 31,
	2023	2022	Amount	%	2023	2022	Amount	%	2023	2022

	(U.S. dollars in millions)
Revenues:
Retail	$1,327	$955	$372	39%	$160	$126	$34	27%	$1,487	$1,081
Dealer	145	66	79	120%	17	8	9	113%	162	74
Operating leases	3,881	4,222	(341)	(8)%	690	821	(131)	(16)%	4,571	5,043
Total revenues	5,353	5,243	110	2%	867	955	(88)	(9)%	6,220	6,198
Leased vehicle expenses	2,753	3,100	(347)	(11)%	533	640	(107)	(17)%	3,286	3,740
Interest expense	1,009	500	509	102%	176	114	62	54%	1,185	614
Realized gains on derivatives and foreign currency debt	(86)	(48)	(38)	79%	(48)	(24)	(24)	100%	(134)	(72)
Net revenues	1,677	1,691	(14)	(1)%	206	225	(19)	(8)%	1,883	1,916
Other income	74	55	19	35%	11	10	1	10%	85	65
Total net revenues	1,751	1,746	5	—%	217	235	(18)	(8)%	1,968	1,981
Expenses:
General and administrative expenses	339	314	25	8%	38	41	(3)	(7)%	377	355
Provision for credit losses	214	94	120	128%	8	7	1	14%	222	101
Early termination loss on operating leases	69	32	37	116%	1	1	—	—%	70	33
Income before income taxes	$1,129	$1,306	$(177)	(14)%	$170	$186	$(16)	(9)%	$1,299	$1,492

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Nine months ended December 31,		Difference		Nine months ended December 31,		Difference
	2023	2022	Amount	%	2023	2022	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$34,519	$30,194	$4,325	14%	$4,151	$3,801	$350	9%
Average outstanding units	1,968	1,913	55	3%	271	269	2	1%
Effective yield	5.1%	4.2%			5.2%	4.4%

Dealer loans:
Average outstanding balance	$2,681	$1,871	$810	43%	$325	$215	$110	51%
Effective yield	7.2%	4.8%			7.0%	4.8%

Operating leases:
Average outstanding balance	$23,634	$26,420	$(2,786)	(11)%	$3,781	$4,460	$(679)	(15)%
Average outstanding units	907	1,085	(178)	(16)%	192	228	(36)	(16)%
Average monthly rental income(2)	$475	$432	$43	10%	$398	$401	$(3)	(1)%
Average monthly depreciation(2),(3)	$347	$326	$21	6%	$312	$316	$(4)	(1)%

Debt:
Average outstanding balance	$38,455	$36,701	$1,754	5%	$5,418	$5,534	$(116)	(2)%
Effective interest rate	3.5%	1.8%			4.4%	2.7%
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
Interest expense
Interest expense increased due to higher average interest rates and higher average outstanding debt balances. See “—Liquidity and Capital Resources” below for more information.

Realized (gains)/losses on derivatives and foreign currency debt
Net realized gains during the first nine months of fiscal year 2024 consisted of gains on pay fixed interest rate swaps of $738 million, which were partially offset by losses on pay float interest rate swaps of $455 million and losses on cross currency swaps of $197 million.
Provision for credit losses
Provision for credit losses increased primarily due to the increase in acquisition of retail loans. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to the increases in realized losses, our estimate of early termination losses, and acquisition volumes. See —"Financial Condition—Credit Risk” below for more information.
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
Realized (gains)/losses on derivative instruments
Net realized gains on interest rate swaps during the first nine months of fiscal year 2024 were attributable to realized gains on pay fixed interest rate swaps of $110 million, which were partially offset by realized losses on pay float interest rate swaps of $62 million.
Provision for credit losses
Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases were relatively consistent. See “—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 28.3% for the first nine months fiscal year 2024 compared to 26.4% for the same period in fiscal year 2023. The increase in the effective tax rate was primarily due to an increase in state taxes. The Company's effective tax rate for the nine months ended December 31, 2023 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended December 31,				Nine months ended December 31,
	2023		2022		2023		2022
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New auto	140	96	80	43	418	252	186	105
Used auto	41	14	35	14	124	33	78	26
Motorcycle and other	17	4	12	—	60	13	44	—
Total retail loans	198	114	127	57	602	298	308	131
Leases	89	87	59	53	263	231	164	153

Canada Segment
Retail loans	20	2	17	5	68	8	51	21
Leases	10	2	9	6	32	8	31	26

Consolidated
Retail loans	218	116	144	62	670	306	359	152
Leases	99	89	68	59	295	239	195	179
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
Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
United States Segment
New auto	68%	55%	66%	49%
Motorcycle	37%	26%	36%	28%

Canada Segment
New auto	70%	79%	68%	77%
Motorcycle	24%	17%	21%	17%

Consolidated
New auto	68%	57%	67%	52%
Motorcycle	36%	25%	34%	26%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New auto	$29,388	$24,564	1,478	1,375
Used auto	6,825	5,276	389	337
Motorcycle and other	1,244	1,137	190	176
Total retail loans	$37,457	$30,977	2,057	1,888
Investment in operating leases	$23,543	$23,853	869	954

Securitized retail loans (2)	$8,520	$6,770	588	540

Canada Segment
Retail loans	$4,490	$3,777	277	264
Investment in operating leases	$3,703	$3,925	180	207

Securitized retail loans (2)	$669	$446	46	26
Securitized investments in operating leases (2)	$—	$168	—	14

Consolidated
Retail loans	$41,947	$34,754	2,334	2,152
Investment in operating leases	$27,246	$27,778	1,049	1,161

Securitized retail loans (2)	$9,189	$7,216	634	566
Securitized investments in operating leases (2)	$—	$168	—	14
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.

In the United States segment, retail loan acquisition volumes increased by 95% and lease acquisition volumes increased by 60% during the first nine months of fiscal year 2024 compared to the same period in fiscal year 2023. The increase in availability of new vehicles and AHM sales, along with higher penetration rates, contributed to the increase in consumer financing acquisition volumes. The increase in both sponsored and non-sponsored volumes contributed to the increase in penetration rates and acquisition volumes. In the Canada segment, retail loan acquisition volumes increased by 33% and lease acquisition volumes increased by 3% during the first nine months of fiscal year 2024 compared to the same period in fiscal year 2023.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	December 31, 2023	March 31, 2023
United States Segment
Automobile	28%	28%
Motorcycle	98%	98%
Other	18%	16%

Canada Segment
Automobile	28%	29%
Motorcycle	94%	95%
Other	92%	94%

Consolidated
Automobile	28%	28%
Motorcycle	97%	97%
Other	20%	19%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
United States Segment
Automobile	21%	22%	21%	21%
Motorcycle	98%	98%	98%	98%
Other	27%	9%	10%	8%

Canada Segment
Automobile	24%	26%	24%	26%
Motorcycle	90%	90%	89%	90%
Other	97%	95%	97%	96%

Consolidated
Automobile	22%	22%	22%	22%
Motorcycle	97%	97%	97%	97%
Other	40%	14%	19%	13%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$1,556	$1,193	47	35
Motorcycle	456	428	58	58
Other	48	65	35	55
Total wholesale flooring loans	$2,060	$1,686	140	148
Commercial loans	$1,174	$855

Canada Segment
Wholesale flooring loans	$318	$258	40	45
Commercial loans	$36	$32

Consolidated
Wholesale flooring loans	$2,378	$1,944	180	193
Commercial loans	$1,210	$887
_______________________

(1)    A unit represents one automobile, motorcycle, power equipment, or marine engine, as applicable, financed through a wholesale flooring loan that was outstanding as of the date shown.
Credit Risk
Credit losses are an expected cost of extending credit. The majority of our credit risk is in consumer financing and to a lesser extent in dealer financing. Credit risk of our portfolio of consumer finance receivables can be affected by general economic conditions. Adverse changes, such as a rise in unemployment or an increase in inflationary pressures, can increase the likelihood of defaults. Declines in used vehicle prices can reduce the amount of recoveries on repossessed collateral. We manage our exposure to credit risk in retail loans by monitoring and adjusting our underwriting standards, which affect the level of credit risk that we assume, pricing contracts for expected losses and focusing collection efforts to minimize losses. We manage our exposure to credit risk for dealers through ongoing reviews of their financial condition and payment performance.
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment		Canada Segment		Consolidated

	As of or for the three months ended December 31,
	2023	2022	2023	2022	2023	2022

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$319	$212	$13	$9	$332	$221
Provision for credit losses	71	47	3	2	74	49
Charge-offs, net of recoveries	(61)	(34)	(2)	—	(63)	(34)
Effect of translation adjustment	—	—	—	—	—	—
Allowance for credit losses at end of period	$329	$225	$14	$11	$343	$236

Charge-offs as a percentage of average receivable balance (1), (3)	0.62%	0.43%	0.21%	0.08%	0.58%	0.39%

Operating leases:
Early termination loss on operating leases	$29	$20	$1	$—	$30	$20

	United States Segment		Canada Segment		Consolidated

	As of or for the nine months ended December 31,
	2023	2022	2023	2022	2023	2022

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$242	$204	$11	$7	$253	$211
Provision for credit losses	214	94	8	7	222	101
Charge-offs, net of recoveries	(127)	(73)	(5)	(2)	(132)	(75)
Effect of translation adjustment	—	—		(1)	—	(1)
Allowance for credit losses at end of period	$329	$225	$14	$11	$343	$236

Charge-offs as a percentage of average receivable balance (1), (3)	0.46%	0.30%	0.15%	0.07%	0.42%	0.28%
Allowance as a percentage of ending receivable balance (1)	0.80%	0.70%	0.32%	0.29%	0.75%	0.65%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$167	$129	$6	$3	$173	$132
As a percentage of ending receivable balance (1),(2)	0.41%	0.40%	0.13%	0.08%	0.38%	0.37%

Operating leases:
Early termination loss on operating leases	$69	$32	$1	$1	$70	$33
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
(3)Percentages for both the three and nine months ended December 31, 2023 and 2022 have been annualized.

In the United States segment, we recognized a provision for credit losses on our finance receivables of $214 million and $94 million during the first nine months of fiscal year 2024 and 2023, respectively. The increase in provision for credit losses was primarily attributable to higher retail loan acquisitions. Expected credit losses on our retail loans also increased due to the increasing trend of delinquencies and net charge-offs above the historical lows experienced during the COVID-19 pandemic and a slight decline in overall credit quality. The increase in used vehicle financing, 72 and 84 month loans, and loan-to-value ratios for loans acquired since fiscal year 2023 contributed to the slight decline in overall credit quality. Lower incentive volumes, particularly during fiscal year 2023, also contributed to the slight decline in overall credit quality. We recognized early termination losses on operating leases of $69 million and $32 million during the first nine months of fiscal year 2024 and 2023, respectively. Early termination losses on operating leases increased due to the increases in realized losses, our estimate of early termination losses, and acquisition volumes. The increase in operating lease delinquencies and forecasted unemployment rates contributed to the increase in our estimate of early termination losses.
In the Canada segment, we recognized a provision for credit losses on our finance receivable of $8 million and $7 million during the first nine months of fiscal year 2024 and 2023, respectively. We recognized early termination losses on operating leases of $1 million during both the first nine months of fiscal year 2024 and 2023.
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
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first nine months of fiscal year 2024. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Estimates—Estimated End of Term Residual Values” below.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	103	106	337	351
Sales through auctions and dealer direct programs (3)	1	1	1	1
Total termination units	104	107	338	352

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	17	15	58	56
Sales through auctions and dealer direct programs (3)	—	—	—	—
Total termination units	17	15	58	56

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	120	121	395	407
Sales through auctions and dealer direct programs (3)	1	1	1	1
Total termination units	121	122	396	408
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

Liquidity and Capital Resources
Our liquidity strategy is to fund current and future obligations through our cash flows from operations and our diversified funding programs in a cost and risk effective manner. Our cash flows are generally impacted by cash requirements related to the volume of finance receivable and operating lease acquisitions, various operating and funding costs, and dividend payments, which are largely funded through payments received on our assets and our funding sources outlined below. As noted, the levels of incentive financing sponsored by AHM and HCI can impact our financial results and liquidity from period to period. Increases or decreases in incentive financing programs typically increase or decrease our financing penetration rates, respectively, which result in increased or decreased acquisition volumes and increased or decreased liquidity needs, respectively. At acquisition, we receive the subsidy payments, which reduce the cost of consumer loan and lease contracts acquired, and we recognize such payments as revenue over the term of the loan or lease.
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

The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of December 31, 2023 and March 31, 2023 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of December 31, 2023 and March 31, 2023, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on December 31, 2023. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.
Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate (1)
	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$5,291	$5,609	5.80%	5.25%
Bank loans	1,099	1,099	6.32%	5.70%
Public MTN program	27,735	21,962	3.26%	1.99%
Total unsecured debt	$34,125	$28,670
Secured debt	8,110	6,444	4.11%	2.19%
Total debt	$42,235	$35,114

Canada Segment
Unsecured debt:
Commercial paper	$853	$766	5.31%	4.70%
Bank loans	924	795	6.01%	5.59%
Other debt	3,280	3,176	3.60%	3.15%
Total unsecured debt	5,057	4,737
Secured debt	612	483	5.96%	5.48%
Total debt	$5,669	$5,220

Consolidated
Unsecured debt:
Commercial paper	$6,144	$6,375	5.73%	5.18%
Bank loans	2,023	1,894	6.18%	5.66%
Public MTN program	27,735	21,962	3.26%	1.99%
Other debt	3,280	3,176	3.60%	3.15%
Total unsecured debt	39,182	33,407
Secured debt	8,722	6,927	4.24%	2.42%
Total debt	$47,904	$40,334
______________________

(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.
Commercial Paper
As of December 31, 2023, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.9 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the nine months ended December 31, 2023, consolidated commercial paper month-end outstanding principal balances ranged from $5.5 billion to $7.2 billion.

Bank Loans
During the nine months ended December 31, 2023, AHFC did not enter into any new loan agreements, but HCFI entered into a 2 year floating rate loan for C$250 million ($189 million). As of December 31, 2023, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $76 million to $500 million. As of December 31, 2023, the remaining maturities of all bank loans outstanding ranged from 89 days to approximately 3.3 years. The weighted average remaining maturity on all bank loans was 1.9 years as of December 31, 2023.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of December 31, 2023, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the nine months ended December 31, 2023, AHFC issued $3.2 billion of floating rate notes ranging from 11 months to 24 months. AHFC also issued $7.7 billion of fixed rate notes ranging from 2 years to 7 years in USD, EUR and GBP. The weighted average remaining maturities of all Public MTNs was 2.5 years as of December 31, 2023.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of December 31, 2023, management believes that AHFC was in compliance with all covenants under the indenture.
The table below presents a summary of outstanding debt issued under our Public MTN Programs by currency:

	December 31, 2023	March 31, 2023

	(U.S. dollars in millions)
U.S. dollar	$22,158	$17,868
Euro	3,740	2,867
Sterling	1,837	1,227
Total	$27,735	$21,962
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the nine months ended December 31, 2023, HCFI issued C$400 million ($302 million) of fixed rate notes and C$200 million ($151 million) of floating rate notes. As of December 31, 2023, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 57 days to approximately 4.7 years. The weighted average remaining maturities of these notes was 2.4 years as of December 31, 2023.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2023, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

During the nine months ended December 31, 2023, we issued notes through asset-backed securitizations totaling $5.4 billion, which were secured by assets with an initial balance of $5.8 billion. There were no outstanding operating lease securitizations as of December 31, 2023.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 23, 2024, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of December 31, 2023, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.5 billion) syndicated bank credit facility that includes a C$1.0 billion ($755 million) credit agreement, which expires on March 25, 2024 and a C$1.0 billion ($755 million) credit agreement, which expires March 25, 2027. As of December 31, 2023, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace the credit agreements prior to or on the expiration dates.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of December 31, 2023, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of December 31, 2023, no amounts were drawn upon under these agreements. These agreements expire in September 2024. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of December 31, 2023 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $17 million and $15 million during the three months ended December 31, 2023 and 2022, respectively, and $48 million during both the nine months ended December 31, 2023 and 2022, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of December 31, 2023, AHFC and its consolidated subsidiaries had $57.0 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $15.4 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

Material Cash Requirements
The following table summarizes our material cash requirements from contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve-month periods ending December 31,
	Total	2024	2025	2026	2027	2028	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$39,292	$15,314	$7,868	$5,080	$2,682	$5,375	$2,973
Secured debt obligations (1)	8,736	4,579	2,636	1,314	207	—	—
Interest payments on debt (2)	3,651	1,360	903	562	365	257	204
Total	$51,679	$21,253	$11,407	$6,956	$3,254	$5,632	$3,177

_______________________

(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of December 31, 2023.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of December 31, 2023.
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
Sensitivity Analysis
We applied the baseline economic scenarios for the United States and Canada that were obtained from a third party economic research firm in our models to determine our allowance for credit losses on retail loans and estimated early termination losses on operating lease assets as of December 31, 2023. These baseline economic scenarios represent forecasts of the most likely economic future, with an equal probability of economic conditions being better or worse than forecasted. Alternative economic scenarios were also obtained from the third party economic research firm. As an example of the sensitivity of our accounting estimates, we applied upside and downside economic scenarios in our models. The peak unemployment rate over the next 24 month period under the upside and downside economic scenarios in the United States was 3.6% and 7.7%, respectively. The resulting allowance for credit losses on retail loans under the upside and downside economic scenarios was $307 million and $485 million, respectively. Similarly, the resulting estimated early termination losses on operating lease assets were $86 million and $127 million, respectively.
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
Sensitivity Analysis
If future expected end of term market values for all outstanding operating leases as of December 31, 2023 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $35 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $8 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis is specific to the conditions in effect as of December 31, 2023 and does not consider the effect declines in estimated end of term market values may have on return rates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2023, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: February 09, 2024

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President, Assistant Secretary and Compliance Officer (Principal Accounting Officer)