Form 10-K
period 2024-03-31
AMERICAN HONDA FINANCE CORP
filed 2024-06-20
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 31, 2024, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.
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

1

AMERICAN HONDA FINANCE CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended March 31, 2024

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
We provide various forms of financing in the United States and Canada to purchasers, lessees and authorized independent dealers of Honda and Acura products. Our primary focus, in collaboration with AHM and HCI, is to provide support for the sale and leasing of Honda and Acura products and maintain customer and dealer satisfaction and loyalty. Our business is substantially dependent upon the sale and leasing of those Honda and Acura products in the United States and Canada and the percentage of those sales financed by us.
We acquire retail loans, primarily installment sale contracts, and leases originated by dealers to retail customers of Honda and Acura products, and we offer wholesale flooring and commercial loans to dealers of Honda and Acura products.
AHM and HCI sponsor incentive financing programs in the United States and Canada, respectively. These programs offer promotional rates on loans and leases to purchasers, lessees, and dealers of Honda and Acura products. AHM and HCI, as applicable, pay us subsidies that enable us to realize a market yield on any financing contract we indirectly or directly finance under these programs.
We acquire and offer, as applicable, substantially similar products and services throughout many different regions, provinces, and territories, subject to national and local legal restrictions and market conditions. We divide our business segments between our business in the United States and in Canada. For additional financial information regarding our operations by business segment, see Note 14—Segment Information of Notes to Consolidated Financial Statements and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.” In the United States and Canada, we provide our financing products under the brand names Honda Financial Services and Acura Financial Services.
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

Consumer Financing
Retail Loans
We provide indirect financing to retail customers of Honda and Acura products by acquiring retail loans originated by Honda and Acura dealers. Retail loans are acquired in accordance with our underwriting standards. See “—Underwriting and Pricing of Consumer Financing” below for a description of our underwriting process. The products that we finance consist primarily of new and used Honda and Acura automobiles and Honda motorcycles, power equipment, and marine engines. Retail loans may also include the financing of insurance products or vehicle service contracts. See “—Vehicle Service Contract Administration” below for more information. The terms of retail loans originated in the United States generally range from 24 to 84 months. The terms of retail loans originated in Canada generally range from 24 to 84 months. Effective April 1, 2024, we began offering 96-month loans on new automobiles in Canada.
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
Retail Leases
We acquire closed-end vehicle lease contracts between Honda and Acura dealers and their customers primarily for leases of new Honda and Acura automobiles. In the case of leases originating in the United States, upon our acquisition of such leases, the dealer assigns all of its rights, title, and interest in the lease and the automobile to either our wholly-owned subsidiary, Honda Lease Trust (HLT) or its trustee, HVT, Inc., depending on the applicable state. HLT is a trust established to take assignments of and serve as holder of legal title to leased automobiles. In the case of leases originating in Canada, upon our acquisition of such leases, the dealer assigns all of its rights, title, and interest in the lease and the vehicle to our majority owned subsidiary, HCFI.
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
Contractual residual values of lease vehicles are determined at lease inception based on expectations of used vehicle values at the end of their lease term. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the dealer accepting return of the leased vehicle (also referred to as the grounding dealer) for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market-based price. Returned lease vehicles that are not purchased by the grounding dealers are sold through online and physical auctions. See “—Servicing of Consumer Financing—Remarketing Center” below.
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

We utilize our proprietary credit scoring system to evaluate the credit risk of applicants. Factors used by our credit scoring system to develop a customer’s credit grade include the term of the contract, the loan-to-value or lease capitalized cost-to-value ratios, the customer’s debt ratios, and credit bureau attributes, number of trade lines, utilization ratio, and number of credit inquiries. We utilize different scorecards depending on the type of product we finance, and we regularly review and analyze our consumer-financing portfolio to ensure the effectiveness of our underwriting guidelines, purchasing criteria and scorecard predictability of our customers' credit worthiness.
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
•Remarketing Center. The Remarketing Center oversees the disposition of vehicles returned at the end of leases and after repossession. In order to minimize losses at lease maturity, we have developed remarketing strategies to maximize proceeds and minimize disposition costs on vehicles sold at lease termination. We use various channels to sell vehicles returned at lease end, including a dealer direct, on-line program referred to as the Vehicle Inter-Dealer Purchase System (VIPS) and physical auctions. The goal of our VIPS program is to increase dealer purchases of off-lease vehicles thereby reducing our disposition costs of such vehicles. Through VIPS, the grounding dealer initially has the exclusive right to purchase the vehicle at the contractual residual value or a market-based price. If the vehicle is not purchased by the grounding dealer, it then becomes available to Honda and Acura vehicle dealers through the VIPS online auction. If the vehicle is not sold to a Honda or Acura dealer, the auction is opened to any dealer. Off-lease vehicles that are not purchased through a VIPS auction and all repossessed vehicles are sold at physical auction sites throughout the United States. When deemed necessary, we recondition used vehicles prior to sale in order to enhance the vehicle values at auction. Additionally, vehicles to be sold at public auctions may be relocated in accordance with our goal to minimize oversupply at any given location and maximize sales proceeds.
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
Incentive Financing Programs for Retail Loans and Leases
A substantial portion of our consumer financing business is acquired through incentive financing programs sponsored by AHM and HCI in the United States and Canada, respectively. These programs typically offer promotional rates on retail loans and leases to purchasers and lessees of Honda and Acura products. AHM and HCI, as applicable, pay us subsidies that enable us to realize a market yield on any financing contract we indirectly finance under these programs. Market yield is based on, among other things, the credit quality of the customer and the length of the contract. The amount of subsidy payments we receive from AHM and HCI is dependent on the terms of the incentive financing programs and the interest rate environment. Subsidies received on retail loans and leases are deferred and recognized as revenue over the term of the related contracts. The volume of incentive financing programs sponsored by AHM and HCI and the allocation of those programs between retail loans and leases may vary from fiscal period to fiscal period depending upon the respective marketing strategies of AHM and HCI. AHM and HCI’s marketing strategies are based in part on their business planning and control, in which we do not participate. Therefore, we cannot predict the level of incentive financing programs AHM and HCI may sponsor in the future and a significant change in the level of incentive financing programs in a fiscal period typically only has a limited impact on our results of operations for that period. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”
Honda Aviation Financing
Honda Aviation Finance Company LLC, a wholly-owned subsidiary of AHFC, provides financing and account servicing for customers of Honda Aircraft Company, LLC, a subsidiary of AHM, in the United States. Customers submit a credit application and if our underwriting policies and legal requirements are met, the retail loan is approved.
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
During fiscal year 2024, several countries, including Japan, enacted tax laws to adopt various aspects of the Organization for Economic Cooperation and Development (OECD) Global Anti-Base Erosion Model Rules (GloBE Rules). The GloBE Rules are designed to ensure large multinational enterprises (MNEs) pay a minimum level of tax on income in each of the jurisdictions in which they operate. These rules generally apply to MNE groups with annual revenue of €750 million or more. We are in scope of the GloBE Rules, effective as of April 1, 2024, as a result of our affiliation with HMC. To date, the U.S. and Canada, where we have operations and conducts business, have not enacted laws to adopt the GloBE Rules. Based on preliminary analysis, we do not expect a material tax impact as a result of the GloBE Rules. We will continue to monitor legislative developments and changes in business for potential impacts of the GloBE Rules on future periods.
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
Foundational to our business are our Company values and our commitment to always strive “to be a company society wants to exist.” Our Company philosophy is rooted in what we call our “Fundamental Beliefs,” particularly our commitment to “Respect for the Individual.” In line with our beliefs, we are committed to being an employer of choice for our associates and a good corporate citizen for society. Our associates are the safekeepers of our corporate reputation and the trust we have earned from our customers and society. We encourage associates to give back to their communities and the fact that many proactively embrace the opportunity to volunteer and contribute to local causes is a source of pride within our organization.
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
Employees
On March 31, 2024, we had 1,274 employees in the United States and 186 employees in Canada. We consider our employee relations to be satisfactory. We are not subject to any collective bargaining agreements with our employees.
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
Our results of operations, cash flows, and financial condition are substantially dependent upon the sale of Honda and Acura products in the United States and Canada. Any prolonged reduction or suspension of HMC’s production or sales of Honda or Acura products in the United States or Canada resulting from a decline in demand, a change in consumer preferences, a decline in the actual or perceived quality, safety, or reliability of Honda and Acura products, shortages in key components or raw materials, supply chain issues or capacity constraints, a reduction of incentive financing programs, volatility in fuel prices, sustained economic stagnation or the occurrence of a recession, a financial crisis, a work stoppage, governmental action, including a change in regulation (for example, recent rules adopted by the Environmental Protection Agency (EPA) and states such as California regarding vehicle emissions), trade policies, including changes in import fees or tariffs on raw materials or imported vehicles, human rights legislation, adverse publicity, a recall, a war, a use of force by foreign countries, a terrorist attack, a multinational conflict, a natural disaster including extreme weather-related disasters due to climate change, a pandemic, or similar events could have a substantially unfavorable effect on us.
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
•currency and interest rate fluctuation affecting pricing of products sold and materials purchased, and any derivative financial instruments used to hedge against these risks;
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
•changes in the United States and Canadian regulatory environment, including financial incentives towards certain vehicles;
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
Additionally, the United States and Canada have experienced periods of economic slowdown and recession in the past. These periods have been accompanied by decreases in consumer demand for automobiles and other products. Negative consumer sentiment, regardless of underlying economic conditions, may also lead to decreases in demand. High unemployment, decreases in home values, and lack of availability of credit may lead to increased default rates. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which returned or repossessed automobiles may be sold or delay the timing of these sales. Dealers may also be affected by an economic slowdown or recession, which in turn may increase the risk of default of certain dealers within our wholesale flooring and commercial financing portfolios.
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
Customers of leased vehicles typically have an option to return the vehicle to the dealer at the end of the lease term or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market-based price. Returned lease vehicles that are not purchased by the grounding dealer are sold through online and physical auctions. Residual value risk is the risk that the contractual residual value determined at lease inception will not be recoverable at the end of the lease term. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to us. As a result, we are exposed to risk of loss on the disposition of leased vehicles to the extent that sales proceeds are not sufficient to cover the carrying value of the leased asset at termination. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, adverse economic conditions, preferences for particular types of vehicles, new vehicle pricing, new vehicle incentive financing programs, new vehicle sales, the actual or perceived quality, safety, or reliability of vehicles, recalls, future plans for new Honda and Acura product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices. See “Financial Risks Relating to Business—We are subject to consumer and dealer credit risk, which could adversely impact our results of operations, cash flows, and financial condition” below.
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
We monitor the interest rate environment and enter into various financial instruments, including interest rate and basis swaps, to manage our exposure to the risk of interest rate fluctuations. However, our hedging strategies may not fully mitigate the impact of changes in interest rates. Beginning in the fourth quarter of fiscal year 2022, we began entering into transactions that reference the Secured Overnight Financing Rate (SOFR) and transitioned contracts that reference U.S. Dollar London Interbank Offered Rate (LIBOR) to SOFR when the relevant U.S. Dollar LIBOR ceased being published after June 2023. The potential impact of continued developments, modifications, or other reforms affecting benchmark rates could adversely affect the market valuation of securities, loans and other financial obligations, the interest rates on our current or future cost of funds and/or access to capital markets, and our ability to manage interest rate risk effectively.
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
Our employees participate in either AHM’s or HCI’s defined benefit plans if they qualify. HMC also has a defined benefit plan, but a great majority of our employees do not participate in that plan. The amount of pension benefits and lump-sum payments provided in those plans are primarily based on the combination of years of service and compensation. AHM and HCI each determine and make periodic contributions to their respective defined benefit plans pursuant to applicable regulations and we are allocated our share of pension plan costs due to the participation of our employees. Since benefit obligations and pension costs are based on many assumptions, including, but not limited to, participant mortality, discount rate, rate of salary increase, expected long-term rate of return on plan assets, differences in actual expenses and costs or changes in those assumptions could affect AHM’s, HCI’s, and our cash contributions and liquidity. Under the Employee Retirement Income Security Act of 1974 (ERISA), we are jointly and severally liable for the obligations under AHM’s plans that are subject to ERISA, even for participants in the plans that are not our employees. See Note 8—Benefit Plans of Notes to Consolidated Financial Statements, for more information.

Regulatory Risks Relating To Our Business
Changes in laws and regulations, or the application thereof, may adversely affect our business, results of operations, cash flows, and financial condition.
Our operations are subject to regulation, supervision, and licensing under various United States, Canadian, state, provincial, and local statutes, ordinances, and regulations. A failure to comply with applicable regulatory, supervisory, or licensing requirements may adversely affect our business, results of operations, cash flows, and financial condition. Due to events in the global financial markets, regulators have increased their focus on the regulation of the financial services industry. As a result, there have been and may continue to be proposals for laws and regulations that could increase the scope and nature of laws and regulations that are currently applicable to us. Changes to laws or regulations enacted to address the potential impacts of climate change, such as the recent rules adopted by the EPA and states such as California regarding vehicle emissions, may adversely impact the automobile industry in particular as a result of efforts to mitigate the factors contributing to climate change. Any change in such laws and regulations, whether in the form of new or amended laws or regulations, regulatory policies, supervisory action, or the application of any of the above, may adversely affect our business, results of operations, cash flows, and financial condition by increasing our costs to comply with the new laws, prohibiting or limiting the amount of certain revenues we currently receive, or constraining certain collection or collateral recovery action which are currently available to us. We are also subject to tax laws under various jurisdictions and changes in, or our application of, tax laws may result in additional tax exposure.
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
A security breach or cyber attack of our systems could interrupt, damage or harm our operations or result in the slow performance or unavailability of our information systems for some customers. We collect, analyze and retain certain types of personally identifiable and other information pertaining to our customers and employees through internal and third-party information technology systems. We also store confidential business, employee and technical information. A security breach or cyber attack of these systems, including those caused by physical or electronic break-ins, computer virus, malware, attacks by hackers or foreign governments, ransomware attacks, disruptions from authorized access and tampering (including through social engineering such as phishing attacks) and similar breaches, could expose us to a risk of loss of this information, regulatory scrutiny, claims for damages, penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on current and future business with current and potential customers. Information security risks have increased recently because of new technologies (including artificial intelligence), the use of the internet and telecommunications technologies (including mobile devices and in-vehicle systems) to conduct financial and other business transactions, state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflicts in Ukraine and Gaza, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. In some cases, it may be difficult to anticipate or immediately detect security breaches and the damage they cause.
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

We are subject to various privacy, data protection and information security laws, including requirements concerning security breach notification. For example, the California Consumer Privacy Act, among others, imposes stringent data protection requirements and provides significant penalties for noncompliance. Compliance with current and future privacy, data protection and information security laws affecting customer or employee data to which we are subject could result in higher compliance and technology costs. Our failure or perceived failure, even if unfounded, to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, damage to our reputation and could materially and adversely affect our profitability. See "Item 1C. Cybersecurity"
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
HMC and its consolidated subsidiaries, including AHFC and HCFI (Honda), have established a management system and standards for information system security in order to minimize the negative impact on its business and business results from the occurrence of cybersecurity incidents. Based on these standards, Honda has implemented security measures in both hardware and software aspects to strengthen the security of its information systems. To address security, including product security, Honda has established a cross-functional system across business and manufacturing systems, software, quality, and other areas.
Honda develops rules and procedures based on laws and regulations, formulate response flows, verify and implement measures for improvement through cybersecurity exercises, and develop human resources, among other things. Honda also utilizes solutions for managing cybersecurity information and monitoring malicious activities to monitor and analyze cybersecurity threats and vulnerabilities, and in the event of a security incident related to a cyberattack with a significant impact on Honda, a Global Emergency Headquarters will be established under the supervision and monitoring of Honda's Risk Management Officer, and the supervisory division in charge of risks from cybersecurity threats plays a central role in quickly ascertaining the actual situation and taking measures to minimize the impacts of cybersecurity incidents from a company-wide perspective.
When implementing third-party packaged software and cloud services, Honda makes decisions based on risk assessments following established security standards and conducts annual checks after implementation. In response to cyberattacks on production facilities and suppliers, Honda verifies the status of security measures at both domestic and overseas production facilities and suppliers. Based on the results of these verifications, Honda takes measures to strengthen security, such as supporting the introduction of solutions for managing cybersecurity incident information, and monitoring malicious activities. For such activities to strengthen security, Honda has concluded outsourcing agreements with security consulting companies and external specialists to receive support.
With regard to personal information protection regulations and cybersecurity-related laws and regulations in various countries, in addition to current regulations, Honda collects and monitors information on regulatory trends that are expected to be enforced in the future. Data security incident response plans have been established at AHFC and HCFI that guides the analytical processes, response phases, and procedures to follow during a data security incident of personally identifiable information.
Honda, including AHFC and HCFI, have been targeted by cyberattacks in the past; however, no risks from cybersecurity threats have been identified that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, over the past three fiscal years. See “Item 1A. Risk Factors—General Risk Factors—A security breach or a cyber attack may adversely affect our business, results of operations and financial condition.”
Governance
Based on the resolution of Honda’s Board of Directors, the Board of Directors has appointed the Director, Executive Vice President and Representative Executive Officer, as Honda's Risk Management Officer, who monitors and supervises the response status of significant risks, including risks from cybersecurity threats.
Honda's Risk Management Committee, chaired by the Risk Management Officer, has been established to deliberate on important matters related to risk management, including risk from cybersecurity threats. Honda has established the Honda Global Risk Management Policy, which stipulates Honda’s basic policy for risk management, the collection of risk information, and the response system in the event of risk occurrence.

In accordance with the aforementioned Policy, Honda has designated its cybersecurity supervisory divisions to conduct risk assessments and report the status of cybersecurity risk responses to the Risk Management Officer through Honda's Risk Management Committee. The designated cybersecurity supervisory divisions consisted of 64 members as of the filing date of this Annual Report with practical experience in various roles related to information technology, including security, auditing, and systems are established in both the Quality Innovation Operations and Corporate Administration Operations divisions. Honda's Risk Management Officer, who has knowledge and experience in overall risk management, receives technical support from the cybersecurity risk supervisory divisions, and monitors and supervises the responses to risks from cybersecurity threats.
In the event of a material cybersecurity incident, the cybersecurity risk supervisory divisions are to immediately report it to Honda's Risk Management Officer. Upon receiving the report, a Global Emergency Headquarters will be established, which coordinate with relevant organizations affected by the incident in order to prevent and contain the crisis. Such response status is reported to Honda's Board of Directors and the Executive Council as necessary based on the judgment of the Risk Management Officer.
The North American Regional Risk Management Officer and Risk Management Officers of local companies in North America receive technical support from the Cyber Security, Risk & Architecture (CSRA) division of AHM when applying the procedures under the Honda Global Risk Management Policy at the regional and local company levels. The CSRA division includes the Office of the Chief Information Security Officer. The North American Cybersecurity Steering Committee (NACSC) has been established by the North American Regional Operating Board and is responsible for the oversight and monitoring of all North American cybersecurity activities including providing immediate direction and decision-making when threats or incidences of high severity occur. Roles supporting the NACSC include the North American Risk Management Officer who is the chair of the committee, the Chief Information Security Officer, and senior leaders representing various key business functions. The NACSC is also supported by the business through an Advisory Group.
AHFC’s and HCFI’s Company Operating Committees advise and support each company’s President on company operations and other matters of corporate importance which includes, among other things, matters regarding cybersecurity. The Company Operating Committees may report on certain matters directly to the North American Regional Operating Board. Confidentiality Committees have also been established at AHFC and HCFI whose roles includes, among other things, the safeguarding of personally identifiable information of our customers and associates from data security breaches. Members of our Confidentiality Committees include the Risk Management Officers, the Chief Information Security Officer or other information technology representative, and members from various areas throughout our companies.
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
Dividends are declared and paid by AHFC if, when, and as determined by its Board of Directors. AHFC declared and paid cash dividends to its parent, AHM, of $1.5 billion and $1.3 billion during the fiscal years ended March 31, 2024, and 2023, respectively. We anticipate that we will continue to pay cash dividends to AHM in the future. However, the payment and amount of future dividends remain within the discretion of AHFC’s Board of Directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.
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
References in this report to our “fiscal year 2024”, “fiscal year 2023” and “fiscal year 2022” refer to our fiscal years ended March 31, 2024, 2023 and 2022, respectively.

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
Segment Results—Comparison of Fiscal Years Ended March 31, 2024 and 2023
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Years ended March 31,		Difference		Years ended March 31,		Difference		Years ended March 31,
	2024	2023	Amount	%	2024	2023	Amount	%	2024	2023

	(U.S. dollars in millions)
Revenues:
Retail	$1,855	$1,299	$556	43%	$221	$169	$52	31%	$2,076	$1,468
Dealer	206	104	102	98%	24	12	12	100%	230	116
Operating leases	5,192	5,535	(343)	(6)%	907	1,065	(158)	(15)%	6,099	6,600
Total revenues	7,253	6,938	315	5%	1,152	1,246	(94)	(8)%	8,405	8,184
Leased vehicle expenses	3,641	4,059	(418)	(10)%	699	832	(133)	(16)%	4,340	4,891
Interest expense	1,464	723	741	102%	239	164	75	46%	1,703	887
Realized (gains)/losses on derivatives and foreign currency debt	(81)	(92)	11	(12)%	(60)	(42)	(18)	43%	(141)	(134)
Net revenues	2,229	2,248	(19)	(1)%	274	292	(18)	(6)%	2,503	2,540
Other income, net	110	77	33	43%	18	15	3	20%	128	92
Total net revenues	2,339	2,325	14	1%	292	307	(15)	(5)%	2,631	2,632
Expenses:
General and administrative expenses	503	430	73	17%	54	55	(1)	(2)%	557	485
Provision for credit losses	290	138	152	110%	11	8	3	38%	301	146
Early termination loss on operating leases	98	38	60	158%	2	—	2	n/m	100	38
Income before income taxes	$1,448	$1,719	$(271)	(16)%	$225	$244	$(19)	(8)%	$1,673	$1,963
_______________________
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Years ended March 31,		Difference		Years ended March 31,		Difference
	2024	2023	Amount	%	2024	2023	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$35,482	$30,319	$5,163	17%	$4,217	$3,802	$415	11%
Average outstanding units	1,994	1,905	89	5%	273	268	5	2%
Effective yield	5.2%	4.3%			5.2%	4.4%

Dealer loans:
Average outstanding balance	$2,863	$1,982	$881	44%	$340	$226	$114	50%
Effective yield	7.2%	5.2%			7.1%	5.2%

Operating leases:
Average outstanding balance	$23,655	$25,868	$(2,213)	(9)%	$3,738	$4,355	$(617)	(14)%
Average outstanding units	896	1,058	(162)	(15)%	189	224	(35)	(16)%
Average monthly rental income(2)	$483	$436	$47	11%	$400	$397	$3	1%
Average monthly depreciation(2),(3)	$349	$328	$21	6%	$313	$314	$(1)	—%

Debt:
Average outstanding balance	$39,857	$36,294	$3,563	10%	$5,444	$5,480	$(36)	(1)%
Effective interest rate	3.7%	2.0%			4.4%	3.0%
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

Realized (gains)/losses on derivatives and foreign currency debt
Net realized gains during fiscal year 2024 consisted of gains on pay fixed interest rate swaps of $945 million, which were partially offset by losses on pay float interest rate swaps of $600 million, losses on cross currency swaps of $246 million and losses on foreign currency debt of $18 million.
Provision for credit losses
Provision for credit losses increased primarily due to the increase in acquisition of retail loans. The increase was also attributable to the increasing trend of delinquencies and net charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to increases in realized losses, our estimate of early termination losses and acquisition volumes. See —Financial Condition—Credit Risk” below for more information.
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
Realized (gains)/losses on derivative instruments
Net realized gains on interest rate swaps during fiscal year 2024 were attributable to realized gains on pay fixed interest rate swaps of $142 million, which were partially offset by realized losses on pay float interest rate swaps of $82 million.
Provision for credit losses
Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to increases in realized losses, our estimate of early termination losses and acquisition volumes. See “—Financial Condition—Credit Risk” below for more information.

Income tax expense
The consolidated effective tax rate was 28.6% for fiscal year 2024 and 26.1% for fiscal year 2023. The increase in the effective tax rate for fiscal year 2024 was primarily attributable to an increase in U.S. state taxes compared to the prior year. The Company's effective tax rate for fiscal year 2024 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Years ended March 31,
	2024		2023		2022
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	557	342	301	165	416	344
Used automobile	156	38	113	30	68	16
Motorcycle and other	78	18	58	1	64	1
Total retail loans	791	398	472	196	548	361
Leases	366	333	229	196	403	378

Canada Segment
Retail loans	86	14	64	23	68	45
Leases	42	16	37	28	61	58

Consolidated
Retail loans	877	412	536	219	616	406
Leases	408	349	266	224	464	436
_______________________
(1)A unit represents one retail loan or lease contract, as noted, that was originated in the United States and acquired by AHFC or its subsidiaries, or that was originated in Canada and acquired by HCFI, in each case, during the period shown.
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

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Years ended March 31,
	2024	2023	2022
United States Segment
New automobile	68%	53%	59%
Motorcycle	36%	28%	29%

Canada Segment
New automobile	68%	75%	77%
Motorcycle	23%	17%	20%

Consolidated
New automobile	68%	55%	61%
Motorcycle	35%	27%	28%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	March 31,			March 31,
	2024	2023	2022	2024	2023	2022

	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	$30,591	$24,564	$25,953	1,509	1,375	1,491
Used automobile	6,931	5,276	4,307	394	337	318
Motorcycle and other	1,245	1,137	1,229	189	176	186
Total retail loans	$38,767	$30,977	$31,489	2,092	1,888	1,995
Investment in operating leases	$23,805	$23,853	$28,691	853	954	1,191

Securitized retail loans (2)	$9,210	$6,770	$8,849	606	540	693

Canada Segment
Retail loans	$4,429	$3,777	$3,931	279	264	276
Investment in operating leases	$3,573	$3,925	$4,933	175	207	242

Securitized retail loans (2)	$586	$446	$184	45	26	21
Securitized investment in operating leases (2)	$—	$168	$294	—	14	18

Consolidated
Retail loans	$43,196	$34,754	$35,420	2,371	2,152	2,271
Investment in operating leases	$27,378	$27,778	$33,624	1,028	1,161	1,433

Securitized retail loans (2)	$9,796	$7,216	$9,033	651	566	714
Securitized investment in operating leases (2)	$—	$168	$294	—	14	18
_______________________
(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.
In the United States segment, retail loan acquisition volumes increased by 68% and lease acquisition volumes increased by 60% during fiscal year 2024 compared to fiscal year 2023. The increase in availability of new vehicles and AHM sales, along with higher penetration rates, contributed to the increase in consumer financing acquisition volumes. The increase in both sponsored and non-sponsored volumes contributed to the increase in penetration rates and acquisition volumes. In the Canada segment, retail loan acquisition volumes increased by 34% and lease acquisition volumes increased by 14% during fiscal year 2024 compared to fiscal year 2023.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	March 31,
	2024	2023	2022
United States Segment
Automobile	28%	28%	28%
Motorcycle	98%	98%	98%
Other	18%	16%	17%

Canada Segment
Automobile	28%	29%	33%
Motorcycle	95%	95%	95%
Other	93%	94%	94%

Consolidated
Automobile	28%	28%	29%
Motorcycle	97%	97%	97%
Other	21%	19%	19%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Years ended March 31,
	2024	2023	2022
United States Segment
Automobile	22%	21%	23%
Motorcycle	98%	98%	98%
Other	7%	8%	6%

Canada Segment
Automobile	24%	26%	29%
Motorcycle	90%	91%	92%
Other	97%	96%	96%

Consolidated
Automobile	22%	22%	23%
Motorcycle	97%	97%	97%
Other	14%	12%	9%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	March 31,			March 31,
	2024	2023	2022	2024	2023	2022

	(U.S. dollars in millions)			(Wholesale Flooring Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$1,826	$1,193	$837	56	35	29
Motorcycle	549	428	192	66	58	30
Other	44	65	39	29	55	35
Total wholesale flooring loans	$2,419	$1,686	$1,068	151	148	94
Commercial loans	$1,233	$855	$763

Canada Segment
Wholesale flooring loans	$365	$258	$196	48	45	32
Commercial loans	$35	$32	$34

Consolidated
Wholesale flooring loans	$2,784	$1,944	$1,264	199	193	126
Commercial loans	$1,268	$887	$797
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment			Canada Segment			Consolidated
	As of or for the years ended March 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$242	$204	$279	$11	$7	$9	$253	$211	$288
Provision for credit losses	290	138	(22)	11	8	—	301	146	(22)
Charge-offs, net of recoveries	(192)	(100)	(53)	(9)	(3)	(2)	(201)	(103)	(55)
Effect of translation adjustment	—	—	—	—	(1)	—	—	(1)	—
Allowance for credit losses at end of period	$340	$242	$204	$13	$11	$7	$353	$253	$211

Charge-offs as a percentage of average receivable balance (1)	0.50%	0.31%	0.15%	0.19%	0.08%	0.05%	0.47%	0.28%	0.13%
Allowance as a percentage of ending receivable balance (1)	0.79%	0.71%	0.60%	0.30%	0.29%	0.19%	0.74%	0.67%	0.55%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$117	$90	$90	$6	$3	$4	$123	$93	$94
As a percentage of ending receivable balance (1),(2)	0.27%	0.26%	0.26%	0.12%	0.07%	0.08%	0.26%	0.24%	0.24%

Operating leases:
Early termination loss on operating leases	$98	$38	$16	$2	$—	$—	$100	$38	$16
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
In the United States segment, we recognized a provision for credit losses on our finance receivables of $290 million and $138 million during fiscal year 2024 and 2023, respectively. The increase in provision for credit losses was primarily attributable to higher retail loan acquisitions. Expected credit losses on our retail loans also increased due to the increasing trend of delinquencies and net charge-offs above the historical lows experienced during the COVID-19 pandemic and a slight decline in overall credit quality. The increase in used vehicle financing, 72 and 84 month loans, and loan-to-value ratios for loans acquired since fiscal year 2023 contributed to the slight decline in overall credit quality. Lower incentive volumes, particularly during fiscal year 2023, also contributed to the slight decline in overall credit quality. We recognized early termination losses on operating leases of $98 million and $38 million during fiscal year 2024 and 2023, respectively. Early termination losses on operating leases increased due to the increases in realized losses, our estimate of early termination losses, and acquisition volumes. The increase in operating lease delinquencies and forecasted unemployment rates contributed to the increase in our estimate of early termination losses.
In the Canada segment, we recognized a provision for credit losses on our finance receivables of $11 million and $8 million during fiscal year 2024 and 2023, respectively. We recognized early termination losses on operating leases of $2 million and less than $1 million during fiscal year 2024 and 2023, respectively.

Lease Residual Value Risk
Contractual residual values of lease vehicles are determined at lease inception based on our expectations of used vehicle values at the end of their lease term. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer at the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market-based price. Returned lease vehicles that are not purchased by the grounding dealers are sold through online and physical auctions. We are exposed to a risk of loss on the disposition of returned lease vehicles if the market values of leased vehicles at the end of their lease terms are less than their contractual residual values.
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during fiscal year 2024. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Estimates—Estimated End of Term Residual Values” below.
The following table summarizes our number of lease terminations and the method of disposition:

	Years ended March 31,
	2024	2023	2022

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	448	453	506
Sales through auctions and dealer direct programs (3)	3	1	6
Total termination units	451	454	512

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	74	71	90
Sales through auctions and dealer direct programs (3)	—	—	1
Total termination units	74	71	91

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	522	524	596
Sales through auctions and dealer direct programs (3)	3	1	7
Total termination units	525	525	603
_______________________
(1)A unit represents one terminated lease by their method of disposition during the period shown. Unit counts do not include leases that were terminated due to lessee defaults.
(2)Includes vehicles purchased by lessees or dealers for the contractual residual value at lease maturity or the outstanding contractual balance if purchased prior to lease maturity.
(3)Includes vehicles sold through online auctions and market-based pricing options under our dealer direct programs or through physical auctions.

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
The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of March 31, 2024, 2023 and 2022 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of March 31, 2024, 2023 and 2022, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on March 31, 2024. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

				Weighted average contractual interest rate (1)
	March 31,			March 31,
	2024	2023	2022	2024	2023	2022

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,499	$5,609	$1,718	5.71%	5.25%	0.79%
Bank loans	900	1,099	2,249	6.21%	5.70%	1.47%
Public MTN program	31,151	21,962	28,659	3.58%	1.99%	1.53%
Euro MTN programme	—	—	25	—%	—%	2.23%
Total unsecured debt	36,550	28,670	32,651
Secured debt	8,813	6,444	8,517	4.48%	2.19%	0.91%
Total debt	$45,363	$35,114	$41,168

Canada Segment
Unsecured debt:
Commercial paper	$794	$766	$589	5.20%	4.70%	0.57%
Bank loans	904	795	859	5.89%	5.59%	1.64%
Other debt	3,318	3,176	3,952	3.59%	3.15%	2.20%
Total unsecured debt	5,016	4,737	5,400
Secured debt	538	483	371	5.91%	5.48%	1.32%
Total debt	$5,554	$5,220	$5,771

Consolidated
Unsecured debt:
Commercial paper	$5,293	$6,375	$2,307	5.64%	5.18%	0.74%
Bank loans	1,804	1,894	3,108	6.05%	5.66%	1.52%
Public MTN program	31,151	21,962	28,659	3.58%	1.99%	1.53%
Euro MTN programme	—	—	25	—%	—%	2.23%
Other debt	3,318	3,176	3,952	3.59%	3.15%	2.20%
Total unsecured debt	41,566	33,407	38,051
Secured debt	9,351	6,927	8,888	4.56%	2.42%	0.93%
Total debt	$50,917	$40,334	$46,939
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields.
Commercial Paper
As of March 31, 2024, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.8 billion). Interest rates on the commercial paper are fixed at the time of issuance. During fiscal year 2024, consolidated commercial paper month-end outstanding principal balances ranged from $5.3 billion to $7.2 billion.

Bank Loans
During fiscal year 2024, AHFC did not enter into any new loan agreements, but HCFI entered into a 2-year floating rate loan for C$250 million ($185 million). As of March 31, 2024, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $74 million to $500 million. As of March 31, 2024, the remaining maturities of all bank loans outstanding ranged from 173 days to approximately 3.0 years. The weighted average remaining maturity on all bank loans was 1.9 years as of March 31, 2024.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of March 31, 2024, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During fiscal year 2024, AHFC issued $5.2 billion of floating rate notes ranging from 11 months to 3 years. AHFC also issued $11.2 billion of fixed rate notes ranging from 2 years to 10 years in USD, EUR and GBP. The weighted average remaining maturities of all Public MTNs was 2.6 years as of March 31, 2024.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of March 31, 2024, management believes that AHFC was in compliance with all covenants under the indenture.
Euro MTN Programme
AHFC no longer issues MTNs under its Rule 144A Euro MTN Programme. The last remaining note under the Euro MTN Programme matured on February 21, 2023.
The table below presents a summary of outstanding debt issued under our MTN Programs by currency:

	March 31,
	2024	2023	2022

	(U.S. dollars in millions)
U.S. dollar	$25,673	$17,868	$21,006
Euro	3,656	2,867	6,019
Sterling	1,822	1,227	1,634
Japanese yen	—	—	25
Total	$31,151	$21,962	$28,684
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During fiscal year 2024, HCFI issued C$800 million ($591 million) of fixed rate notes and C$200 million ($148 million) of floating rate notes. As of March 31, 2024, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 65 days to approximately 4.9 years. The weighted average remaining maturities of these notes was 2.5 years as of March 31, 2024.

The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2024, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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
During fiscal year 2024, we issued notes through asset-backed securitizations totaling $7.4 billion, which were secured by assets with an initial balance of $8.0 billion. There were no outstanding operating lease securitizations as of March 31, 2024.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 21, 2025, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of March 31, 2024, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.5 billion) syndicated bank credit facility that includes a C$1.0 billion ($739 million) credit agreement, which expires on March 25, 2025, and a C$1.0 billion ($739 million) credit agreement, which expires March 25, 2027. As of March 31, 2024, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace the credit agreements prior to or on the expiration dates.
The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of March 31, 2024, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of March 31, 2024, no amounts were drawn upon under these agreements. These agreements expire in September 2024. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
Keep Well Agreements
HMC has entered into separate Keep Well Agreements with AHFC and HCFI. For additional information, refer to “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and AHFC Keep Well Agreement” and “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and HCFI Keep Well Agreement.”
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $67 million, $63 million and $76 million during fiscal years 2024, 2023 and 2022, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of March 31, 2024, AHFC and its consolidated subsidiaries had $59.8 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $16.0 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.
Material Cash Requirements
The following table summarizes our material cash requirements from contractual obligations, excluding lending commitments to dealers and derivative obligations, by fiscal year payment period, as of March 31, 2024:

	Payments due by period
	Total	2025	2026	2027	2028	2029	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$41,676	$14,799	$8,718	$6,072	$4,187	$4,832	$3,068
Secured debt obligations (1)	9,366	4,873	2,747	1,515	231	—	—
Interest payments on debt (2)	4,446	1,609	1,099	650	430	284	374
Total	$55,488	$21,281	$12,564	$8,237	$4,848	$5,116	$3,442
_______________________
(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of March 31, 2024.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of March 31, 2024.
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
All derivative financial instruments are recorded on our consolidated balance sheet as assets or liabilities and carried at fair value. Changes in the fair value of derivatives are recognized in our consolidated statements of income in the period of the change. Since we do not elect to apply hedge accounting, the impact to earnings resulting from these valuation adjustments as reported under GAAP is not representative of our results of operations as evaluated by management. Realized gains and losses on derivative instruments, net of realized gains and losses on foreign currency denominated debt, are included in the measure of net revenues when we evaluate segment performance. Refer to Note 14—Segment Information of Notes to Consolidated Financial Statements for additional information about segment information and Note 5—Derivative Instruments of Notes to Consolidated Financial Statements for additional information on derivative instruments.
New Accounting Standards
Refer to Note 1(m)—Recently Issued Accounting Standards of Notes to Consolidated Financial Statements.

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
Sensitivity Analysis

We applied the baseline economic scenarios for the United States and Canada that were obtained from a third-party economic research firm in our models to determine our allowance for credit losses on retail loans and estimated early termination losses on operating lease assets as of March 31, 2024. These baseline economic scenarios represent forecasts of the most likely economic future, with an equal probability of economic conditions being better or worse than forecasted. Alternative economic scenarios were also obtained from the third-party economic research firm. As an example of the sensitivity of our accounting estimates, we applied upside and downside economic scenarios in our models. The peak unemployment rate over the next 24-month period under the upside and downside economic scenarios in the United States was 3.6% and 7.7%, respectively. The resulting allowance for credit losses on retail loans under the upside and downside economic scenarios was $315 million and $497 million, respectively. Similarly, the resulting estimated early termination losses on operating lease assets were $86 million and $130 million, respectively.
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

Sensitivity Analysis
If future expected end of term market values for all outstanding operating leases as of March 31, 2024 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $35 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $8 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis is specific to the conditions in effect as of March 31, 2024 and does not consider the effect declines in estimated end of term market values may have on return rates.

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
•Counterparty risk arising primarily with our derivative contracts. To manage this risk, we limit our exposure to counterparties in accordance with credit rating-based guidelines. We also enter into master netting agreements which help to mitigate our exposure to loss in the case of defaults. In Canada, HCFI is a party to credit support agreements that require posting of cash collateral to mitigate credit risk on derivative positions.
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
The table below provides a quantitative measure of the sensitivity of interest rate movements. The assumptions we used for this sensitivity analysis were changed in the current year and our estimate for the prior year comparative period was also updated accordingly. We have estimated the effect of a hypothetical instantaneous 100-basis point increase and decrease to benchmark interest rates on our pre-tax cash flows on our floating rate financial instruments for the forward looking 12-month periods as of March 31, 2024 and 2023. Although interest rates on commercial paper debt are fixed at the time of issuance, commercial paper debt was also included in the updated analysis given their short term nature and their sensitivity to interest rate movements for new issuances. The estimate was based on the outstanding balances of floating rate receivables, floating rate debt, commercial paper debt, and derivatives as of March 31, 2024 and 2023 and we assume these balances remain constant throughout the forward looking 12-month periods. The hypothetical 100-basis point changes in benchmark interest rates are presumed to have an immediate impact on the estimated cash flows without considering that in actuality the impact could be delayed until the rates on floating rate instruments are scheduled to reset in accordance with contractual terms of the instruments. The estimates also presume all impacted cash flows are made within the forward looking 12-month periods. This analysis is purely hypothetical and should not be regarded as our view of future interest rate movements. The actual impact on cash flows could differ from the estimates due to various reasons including, but not limited to, differences in actual reinvestments of maturing assets, actual refinancing of maturing debt, actual derivative transactions, and any actions management could take in response to interest rate changes.

	Net impact on pre-tax cash flows for the 12 months ending March 31,
Hypothetical change in interest rate	2025	2024
100 basis point increase	$22 million increase	$50 million increase
100 basis point decrease	$22 million decrease	$50 million decrease
LIBOR Transition
Beginning in the fourth quarter of fiscal year 2022, we ceased entering into new transactions that reference U.S. Dollar LIBOR and began entering into transactions that reference SOFR. Contracts that referenced U.S. Dollar LIBOR, including our floating rate debt and derivative contracts, were transitioned to SOFR when relevant U.S. Dollar LIBOR rates ceased being published after June 2023. Similarly, we plan to transition contracts that reference the Canadian Dollar Reference Rate (CDOR) to an enhanced version of the Canadian Overnight Repo Rate Average (CORRA) when relevant tenors for CDOR are no longer published after June 2024. We ceased entering into new transactions that referenced CDOR after June 2023. See “Item 1A, Risk Factors —Fluctuations in interest rates could have an adverse impact on our results of operations, cash flows, and financial condition.”

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2024, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2024.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC applicable to non-accelerated filers.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the fiscal year ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, Auditor Firm ID: 185.
The following table represents aggregate costs for fees and services provided to us by our independent registered public accounting firm.

	Years ended March 31,
	2024	2023

	(U.S. dollars in thousands)
Audit fees	$8,178	$8,240
Audit-related fees	446	343
Total	$8,624	$8,583
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
(3) Exhibits

Exhibit Number	Description	Method of Filing
3.1
Articles of Incorporation of American Honda Finance Corporation, dated February 6, 1980, and Certificates of Amendment to the Articles of Incorporation, dated March 29, 1984, November 13, 1988, December 4, 1989, July 2, 1991, April 3, 1997, November 30, 1999, and December 17, 2003.
Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
3.2	Amended and Restated Bylaws of American Honda Finance Corporation, dated April 27, 2010.	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
4.1	Form of Specimen Common Stock of American Honda Finance Corporation.	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, dated June 28, 2013.
4.2	American Honda Finance Corporation agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of American Honda Finance Corporation and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the American Honda Finance Corporation and its subsidiaries.
4.3	Amended and Restated Issuing and Paying Agency Agreement between American Honda Finance Corporation and The Bank of New York Mellon, dated as of August 27, 2012.	Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
4.4
Trust Indenture between Honda Canada Finance Inc., as issuer, and BNY Trust Company of Canada (as successor to CIBC Mellon Trust Company), as trustee, dated as of September 26, 2005, as supplemented by supplemental indentures from time to time, and the Form of Debenture .

Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.

4.5	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
4.6	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 8, 2018.
4.7	Form of Fixed Rate Medium-Term Note, Series A and Form of Floating Rate Medium-Term Note, Series A.	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated August 8, 2019.
Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 8, 2019.
4.8	Description of 1.950% Medium-Term Notes, Series A, due October 18, 2024.	Incorporated herein by reference to Exhibit number 4.15 filed with our annual report on Form 10-K, dated June 22, 2020.

Exhibit Number	Description	Method of Filing
4.9	Description of 0.750% Medium-Term Notes, Series A, due November 25, 2026.	Incorporated herein by reference to Exhibit number 4.16 filed with our annual report on Form 10-K, dated June 24, 2021.
4.10	Description of 3.500% Medium-Term Notes, Series A, due April 24, 2026.	Filed herewith.
4.11	Description of 0.300% Medium-Term Notes, Series A, due July 27, 2028.	Incorporated herein by reference to Exhibit number 4.15 filed with our annual report on Form 10-K, dated June 23, 2022.
4.12	Description of 1.500% Medium-Term Notes, Series A, due October 19, 2027.	Incorporated herein by reference to Exhibit number 4.16 filed with our annual report on Form 10-K, dated June 23, 2022.
4.13	Description of 3.750% Medium-Term Notes, Series A, due October 25, 2027.	Filed herewith.
4.14	Description of 5.600% Medium-Term Notes, Series A, due September 6, 2030.	Filed herewith.
10.1
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
10.2
$2,000,000,000 Third Amended and Restated Credit Agreement, dated as of March 25, 2024, among HCFI, as the borrower, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent, joint bookrunner and co-lead arranger, RBC Capital Markets, as joint bookrunner and co-lead arranger, BMO Capital Markets, as joint bookrunner and co-lead arranger, The Toronto-Dominion Bank, as co-arranger and co-syndication agent, MUFG Bank, Ltd., Canada Branch, as co-arranger and co-syndication agent, Bank of Montreal, as co-syndication agent, Royal Bank of Canada, as co-syndication agent, and Mizuho Bank, Ltd., Canada Branch, as documentation agent.
Incorporated herein by reference to exhibit number 10.1 filed with our current report on Form 8-K, dated March 25, 2024.
10.3	Amendment, dated as of June 30, 2014, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated June 30, 2014.
10.4	Second Amendment, dated as of March 13, 2015, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 13, 2015.
10.5	Third Amendment, dated as of March 23, 2016, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2016.
10.6	Fourth Amendment dated as of March 23, 2017 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2017.
10.7	Fifth Amendment dated as of March 13, 2018 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to the same numbered Exhibit filed with our annual report on Form 10-K, dated June 21, 2018.
10.8	Sixth Amendment, dated as of March 12, 2019 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to the same numbered Exhibit filed with our annual report on Form 10-K, dated June 21, 2019.
10.9	Seventh Amendment, dated as of March 19, 2020 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2020.

Exhibit Number	Description	Method of Filing
10.10	Eighth Amendment, dated as of March 15, 2021 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 17, 2021.
10.11	Ninth Amendment, dated as of March 21, 2022 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 25, 2022.
10.12	Tenth Amendment, dated as of March 20, 2023 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 24, 2023.
10.13
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
Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated February 25, 2022.
10.14	First Amendment, dated as of February 24, 2023 between AHFC and MUFG Bank Ltd., as administrative agent and auction agent, for and on behalf of the banks party to the 364-day Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated February 28, 2023.
10.15	Second Amendment, dated as of February 23, 2024 between AHFC and MUFG Bank Ltd., as administrative agent and auction agent, for and on behalf of the banks party to the 364-day Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated February 23, 2024.
10.16
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
10.17
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
Incorporated herein by reference to Exhibit number 10.3 filed with our current report on Form 8-K, dated February 25, 2022.
10.18	Keep Well Agreement between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated September 9, 2005.	Incorporated herein by reference to Exhibit 10.1 filed with our registration statement on Form 10, dated June 28, 2013.
10.19	Support Compensation Agreement, between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated as of April 1, 2019.	Incorporated herein by reference to Exhibit 10.15 filed with our annual report on Form 10-K, dated June 21, 2019.
10.20	Keep Well Agreement between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated September 26, 2005.	Incorporated herein by reference to Exhibit 10.3 filed with our registration statement on Form 10, dated June 28, 2013.
10.21	Support Compensation Agreement, between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated as of April 1, 2019.	Incorporated herein by reference to Exhibit 10.17 filed with our annual report on Form 10-K, dated June 21, 2019.
23.1	Consent of KPMG LLP	Filed herewith.
31.1	Certification of Principal Executive Officer	Filed herewith.
31.2	Certification of Principal Financial Officer	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

Exhibit Number	Description	Method of Filing
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
97.1	American Honda Finance Corporation Recoupment of Incentive Compensation Policy	Filed herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH(33)	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL(33)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB(33)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE(33)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF(33)	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 20, 2024

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda Vice President, Assistant Secretary and Compliance Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Masaharu Hirose	President and Director	June 20, 2024
Masaharu Hirose	(Principal Executive Officer)
/s/ Tetsuya Koibuchi	Vice President, Treasurer and Director	June 20, 2024
Tetsuya Koibuchi	(Principal Financial Officer)
/s/ Paul C. Honda	Vice President, Assistant Secretary and Compliance Officer	June 20, 2024
Paul C. Honda	(Principal Accounting Officer)
/s/ Petar Vucurevic	Senior Vice President and Director	June 20, 2024
Petar Vucurevic
Director
Masao Kawaguchi
Director
Kazuhiro Takizawa

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
For the fiscal year ended March 31, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of
American Honda Finance Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Honda Finance Corporation, a wholly owned subsidiary of American Honda Motor Co., Inc., and subsidiaries (the Company) as of March 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended March 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Allowance for expected credit losses on retail loans
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company’s total allowance for credit losses on retail loans evaluated on a collective basis as of March 31, 2024 was $345 million, of which a substantial portion related to loans in the United States (the collective ACL). Retail loans are grouped into pools with similar risk characteristics such as origination quarter, internal credit grade at origination, product type, and original term. The collective ACL is measured using an econometric regression model that correlates vintage age, credit quality, economic, and other variables to historical vintage-level credit loss performance. Current and forecasted economic conditions are applied in the model to project monthly loss rates in terms of origination dollars and recovery rates in terms of cumulative loss dollars for the remaining contractual life of each vintage. The contractual term is the estimated lifetime of retail loans and is considered to be a reasonable and supportable forecast period of future economic conditions. Economic forecasts and macroeconomic variables are obtained from a third-party economic research firm that extend through the lifetime of retail loans and converge to long-run equilibrium trends. A baseline forecast that reflects the most likely economic outcome is the single forecasted economic scenario applied in the model. Qualitative adjustments may also be applied if management believes the quantitative models do not reflect the best estimate of lifetime expected credit losses.

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

Estimated early termination losses on operating lease assets
As discussed in Note 1 to the consolidated financial statements, a portion of the Company’s operating leases is expected to terminate prior to their scheduled maturities when lessees default on their contractual obligations. In such circumstances, losses are generally realized upon the disposition of the repossessed operating lease vehicles as a reduction to the carrying value of operating lease assets. The Company’s investment in operating leases, net as of March 31, 2024 was $27,378 million, a substantial portion of which relates to leases in the United States. The estimate of early termination losses on operating lease assets is measured using an econometric regression model that correlates vintage age, credit quality, economic and other variables to historical vintage-level credit loss performance. Current and forecasted economic conditions are applied in the model to project monthly loss rates in terms of origination dollars and recovery rates in terms of cumulative loss dollars for the remaining contractual life of each vintage. A baseline forecast that reflects the most likely economic outcome is the single forecasted economic scenario applied in the model.
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

Estimated end of term residual values of leased vehicles
As discussed in Note 1 to the consolidated financial statements, depreciation of leased vehicles on operating leases is calculated on the straight-line method over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. The Company's investment in operating leases, net as of March 31, 2024 was $27,378 million, a substantial portion of which relates to leases in the United States. Estimated end of term residual values of leased vehicles are dependent on the expected market values of leased vehicles at the end of their lease terms and the percentage of leased vehicles expected to be returned by lessees. Factors considered in this evaluation include, among other factors, economic conditions, external market information on new and used vehicles, historical trends, and recent auction values.
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
Los Angeles, California
June 20, 2024

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	March 31,
	2024	2023
Assets
Cash and cash equivalents	$1,670	$1,544
Finance receivables, net of allowance for credit losses of $353 and $253	47,248	37,585
Investment in operating leases, net	27,378	27,778
Due from Parent and affiliated companies	137	66
Income taxes receivable	79	28
Other assets	1,214	757
Derivative instruments	743	1,133
Total assets	$78,469	$68,891
Liabilities and Equity
Debt	$50,917	$40,334
Due to Parent and affiliated companies	153	161
Income taxes payable	148	211
Deferred income taxes	5,701	6,287
Other liabilities	1,455	1,137
Derivative instruments	1,472	1,736
Total liabilities	$59,846	$49,866
Commitments and contingencies (Note 9)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of March 31, 2024 and 2023	$1,366	$1,366
Retained earnings	16,254	16,688
Accumulated other comprehensive loss	(137)	(135)
Total shareholder’s equity	17,483	17,919
Noncontrolling interest in subsidiary	1,140	1,106
Total equity	18,623	19,025
Total liabilities and equity	$78,469	$68,891
The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 10 for additional information.

	March 31,
	2024	2023
Finance receivables, net	$9,796	$7,216
Investment in operating leases, net	—	168
Other assets	740	433
Total assets	$10,536	$7,817

Secured debt	$9,351	$6,927
Other liabilities	17	7
Total liabilities	$9,368	$6,934
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions)

	Years ended March 31,
	2024	2023	2022
Revenues:
Retail	$2,076	$1,468	$1,599
Dealer	230	116	67
Operating leases	6,099	6,600	7,778
Total revenues	8,405	8,184	9,444
Leased vehicle expenses	4,340	4,891	5,630
Interest expense	1,703	887	713
Net revenues	2,362	2,406	3,101
Other income, net	128	92	50
Total net revenues	2,490	2,498	3,151
Expenses:
General and administrative expenses	557	485	479
Provision for credit losses	301	146	(22)
Early termination loss on operating leases	100	38	16
Loss on derivative instruments	19	697	571
Gain on foreign currency revaluation of debt	(25)	(410)	(470)
Total expenses	952	956	574
Income before income taxes	1,538	1,542	2,577
Income tax expense	439	403	675
Net income	1,099	1,139	1,902
Less: Net income attributable to noncontrolling interest	70	86	134
Net income attributable to American Honda Finance Corporation	$1,029	$1,053	$1,768

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Years ended March 31,
	2024	2023	2022
Net income	$1,099	$1,139	$1,902
Other comprehensive income:
Foreign currency translation adjustment	(4)	(186)	11
Comprehensive income	1,095	953	1,913
Less: Comprehensive income/(loss) attributable to noncontrolling interest	68	(3)	139
Comprehensive income attributable to American Honda Finance Corporation	$1,027	$956	$1,774
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2021	$19,165	$16,626	$(44)	$1,366	$1,217
Net income	1,902	1,768	—	—	134
Other comprehensive income	11	—	6	—	5
Dividends declared	(1,626)	(1,493)	—	—	(133)
Balance at March 31, 2022	$19,452	$16,901	$(38)	$1,366	$1,223
Net income	1,139	1,053	—	—	86
Other comprehensive loss	(186)	—	(97)	—	(89)
Dividends declared	(1,380)	(1,266)	—	—	(114)
Balance at March 31, 2023	$19,025	$16,688	$(135)	$1,366	$1,106
Net income	1,099	1,029	—	—	70
Other comprehensive loss	(4)	—	(2)	—	(2)
Dividends declared	(1,497)	(1,463)	—	—	(34)
Balance at March 31, 2024	$18,623	$16,254	$(137)	$1,366	$1,140
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Years ended March 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$1,099	$1,139	$1,902
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	136	420	(42)
Provision for credit losses	301	146	(22)
Early termination loss on operating leases	100	38	16
Depreciation on leased vehicles	4,343	4,872	5,676
Accretion of unearned subsidy income	(934)	(1,042)	(1,418)
Amortization of deferred dealer participation and other deferred costs	367	319	375
Gain on disposition of lease vehicles	(122)	(115)	(197)
Deferred income taxes	(585)	(477)	(232)
Changes in operating assets and liabilities:
Income taxes receivable/payable	(115)	(347)	325
Other assets	(51)	840	(558)
Accrued interest/discounts on debt	198	86	15
Other liabilities	166	20	(533)
Due to/from Parent and affiliated companies	(80)	34	149
Net cash provided by operating activities	4,823	5,933	5,456
Cash flows from investing activities:
Finance receivables acquired	(28,239)	(17,297)	(18,162)
Principal collected on finance receivables	18,765	17,353	20,026
Net change in wholesale loans	(842)	(696)	1,942
Purchase of operating lease vehicles	(14,778)	(9,306)	(15,278)
Disposal of operating lease vehicles	10,511	10,123	11,746
Cash received for unearned subsidy income	1,105	640	1,054
Other investing activities, net	(9)	(8)	(10)
Net cash (used in)/provided by investing activities	(13,487)	809	1,318
Cash flows from financing activities:
Proceeds from issuance of commercial paper	38,466	29,440	26,995
Paydown of commercial paper	(39,556)	(25,331)	(30,234)
Proceeds from issuance of short-term debt	600	—	350
Paydown of short-term debt	(74)	(350)	(440)
Proceeds from issuance of medium term notes and other debt	16,704	2,359	7,087
Paydown of medium term notes and other debt	(7,970)	(10,401)	(8,297)
Proceeds from issuance of secured debt	7,358	2,869	5,984
Paydown of secured debt	(4,947)	(4,821)	(6,005)
Dividends paid	(1,497)	(1,513)	(1,493)
Net cash provided by/(used in) financing activities	9,084	(7,748)	(6,053)
Effect of exchange rate changes on cash and cash equivalents	1	(2)	1
Net increase/(decrease) in cash and cash equivalents	421	(1,008)	722
Cash and cash equivalents and restricted cash at beginning of year	1,964	2,972	2,250
Cash and cash equivalents and restricted cash at end of year	$2,385	$1,964	$2,972
Supplemental disclosures of cash flow information:
Interest paid	$1,455	$833	$535
Income taxes paid	1,125	1,230	590

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	March 31,
	2024	2023	2022
Cash and cash equivalents	$1,670	$1,544	$2,607
Restricted cash included in other assets (1)	715	420	365
	$2,385	$1,964	2,972
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
The Company is exposed to market risks, principally interest rate and foreign currency risks, and utilizes derivative instruments to manage those risks. Although the use of derivative instruments mitigates a substantial portion of these risks, not all risk is eliminated. Refer to Note 1(k) for additional discussion on derivative instruments.
(b)Principles of Consolidation
The consolidated financial statements include the accounts of AHFC and its subsidiaries. All subsidiaries are wholly-owned, except for HCFI, which is majority-owned (52.33% as of March 31, 2024 and 2023).
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
Revenue on finance receivables includes contractual interest income, accretion of origination fees, and amortization of origination costs. Contractual interest income is accrued using the simple interest method. Origination fees and costs are recognized in revenue using the interest method over the contractual life of the finance receivables. The recognition of finance revenue on retail loans is discontinued when the underlying collateral is repossessed, or accounts are charged off. The recognition of finance revenue on dealer loans is discontinued when they are 90 days or more past due or when it has been determined the Company will be unable to collect all principal and interest payments.

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Contractual residual values of lease vehicles are determined at lease inception based on the Company's expectations of used vehicle values at the end of their lease terms. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market-based price. Returned lease vehicles that are not purchased by the grounding dealers are sold through online and physical auctions. The Company is exposed to a risk of loss on the disposition of returned lease vehicles if the market values of leased vehicles at the end of their lease terms are less than their contractual residual values. Estimated end of term residual values are dependent on the expected market values of leased vehicles at the end of their lease terms and the percentage of leased vehicles expected to be returned by the lessees. Factors considered in this evaluation include, among other factors, economic conditions, external market information on new and used vehicles, historical trends, and recent auction values. The Company assesses the estimated end of term residual values at minimum on a quarterly basis.
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
(h)Securitizations and Variable Interest Entities
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
(i)Income Taxes
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
(j)Foreign Currency Translation
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
(k)Derivative Instruments
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(l)Recently Adopted Accounting Standard
Effective April 1, 2023, the Company adopted Accounting Standards Update (ASU) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13 and enhance the disclosure requirements for certain loan refinancings and restructurings when borrowers are experiencing financial difficulty. The adoption of this standard for this amended guidance did not have a material impact on the consolidated financial statements. In addition, the amendments require the disclosure of current-period gross write-offs for financing receivables by year of origination in the vintage disclosures. Refer to Note 2 for vintage disclosures.
(m)Recently Issued Accounting Standards
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

Note 2. Finance Receivables
Finance receivables consisted of the following:

	March 31, 2024
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$43,492	$4,060	$47,552
Allowance for credit losses	(345)	(8)	(353)
Deferred dealer participation and other deferred costs	600	—	600
Unearned subsidy income	(551)	—	(551)
Finance receivables, net	$43,196	$4,052	$47,248

	March 31, 2023
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$35,110	$2,836	$37,946
Allowance for credit losses	(248)	(5)	(253)
Deferred dealer participation and other deferred costs	472	—	472
Unearned subsidy income	(580)	—	(580)
Finance receivables, net	$34,754	$2,831	$37,585

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Finance receivables include retail loans with a net carrying amount of $9.8 billion and $7.2 billion as of March 31, 2024 and 2023, respectively, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 10 for additional information.
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Year ended March 31, 2024
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$248	$5	$253
Provision	298	3	301
Charge-offs	(293)	—	(293)
Recoveries	92	—	92
Effect of translation adjustment	—	—	—
Ending balance	$345	$8	$353

	Year ended March 31, 2023
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$206	$5	$211
Provision	146	—	146
Charge-offs	(193)	—	(193)
Recoveries	90	—	90
Effect of translation adjustment	(1)	—	(1)
Ending balance	$248	$5	$253

	Year ended March 31, 2022
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$280	$8	$288
Provision	(19)	(3)	(22)
Charge-offs	(145)	—	(145)
Recoveries	90	—	90
Effect of translation adjustment	—	—	—
Ending balance	$206	$5	$211
The allowance increased during the fiscal year ended March 31, 2024 primarily due to the expected credit losses recognized on the high volume of retail loan acquisitions during the period. The increase was also attributable to the increasing trend of delinquencies and net charge-offs.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
The following is an aging analysis of past due finance receivables:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
March 31, 2024
Retail loans:
New automobile	$253	$59	$15	$327	$33,858	$34,185
Used and certified automobile	134	33	9	176	7,815	7,991
Motorcycle and other	15	6	3	24	1,341	1,365
Total retail	402	98	27	527	43,014	43,541
Dealer loans:
Wholesale flooring	1	—	—	1	2,785	2,786
Commercial loans	—	—	—	—	1,274	1,274
Total dealer loans	1	—	—	1	4,059	4,060
Total finance receivables	$403	$98	$27	$528	$47,073	$47,601

March 31, 2023
Retail loans:
New automobile	$217	$44	$11	$272	$27,479	$27,751
Used and certified automobile	103	25	6	134	5,870	6,004
Motorcycle and other	14	5	2	21	1,226	1,247
Total retail	334	74	19	427	34,575	35,002
Dealer loans:
Wholesale flooring	—	—	—	—	1,946	1,946
Commercial loans	—	—	—	—	890	890
Total dealer loans	—	—	—	—	2,836	2,836
Total finance receivables	$334	$74	$19	$427	$37,411	$37,838
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage year
	2024	2023	2022	2021	2020	Prior	Total

March 31, 2024	(U.S. dollars in millions)
Credit grade A	$14,094	$5,788	$3,713	$2,907	$597	$121	$27,220
Credit grade B	4,110	2,065	1,113	778	237	66	8,369
Credit grade C	2,853	1,338	758	526	200	61	5,736
Credit grade D	779	306	182	149	97	36	1,549
Others	338	142	96	57	22	12	667
Total retail loans	$22,174	$9,639	$5,862	$4,417	$1,153	$296	$43,541
Gross charge-offs for the fiscal year ended March 31, 2024	$58	$109	$61	$34	$19	$12	$293

	Retail loans by vintage year
	2023	2022	2021	2020	2019	Prior	Total

March 31, 2023	(U.S. dollars in millions)
Credit grade A	$8,332	$5,994	$5,188	$1,570	$661	$171	$21,916
Credit grade B	2,828	1,693	1,308	504	229	78	6,640
Credit grade C	1,864	1,174	887	407	189	71	4,592
Credit grade D	447	294	255	191	92	36	1,315
Others	211	146	97	50	22	13	539
Total retail loans	$13,682	$9,301	$7,735	$2,722	$1,193	$369	$35,002

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

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year
	2024	2023	2022	2021	2020	Prior	Revolving loans	Wholesale Flooring	Total

March 31, 2024	(U.S. dollars in millions)
Group I	$146	$55	$9	$114	$45	$84	$748	$1,874	$3,075
Group II	44	3	5	1	—	20	—	911	984
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$190	$58	$14	$115	$45	$104	$748	$2,786	$4,060
Gross charge-offs for the fiscal year ended March 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Commercial loans by vintage fiscal year
	2023	2022	2021	2020	2019	Prior	Revolving loans	Wholesale Flooring	Total

March 31, 2023	(U.S. dollars in millions)
Group I	$67	$10	$143	$56	$24	$89	$428	$1,223	$2,040
Group II	1	6	29	6	—	31	—	723	796
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$68	$16	$172	$62	$24	$120	$428	$1,946	$2,836
Loan Modifications
The contractual terms of loans may be modified when borrowers are experiencing financial difficulties in an effort to mitigate losses. There were no dealer loans that were modified for dealers experiencing financial difficulties during the fiscal year ended March 31, 2024. Payment deferrals are granted on retail loans, however the delays in payments are considered insignificant since the number of deferred payments are limited and interest continues to accrue during the deferral period. Starting in April 2023, the

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Company began granting term extensions on retail loans in the United States. Term extensions extend the maturity date of the loan which reduces the monthly payments over the remaining extended term of the loan. Term extensions do not change the contractual interest rates or reduce the outstanding principal balances. During the fiscal year ended March 31, 2024, term extensions were not material to the Company’s consolidated financial statement. Retail loans may also be modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code which may include interest rate adjustments, term extensions, and principal forgiveness. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the fiscal year ended March 31, 2024.
Prior to the adoption of ASU 2022-02, there were no dealer loans during the fiscal years ended March 31, 2023 and 2022 that were considered troubled debt restructurings. Retail loans modified under bankruptcy protection were considered troubled debt restructurings but were not material to the Company’s consolidated financial statements during the fiscal years ended March 31, 2023 and 2022.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	March 31,
	2024	2023

	(U.S. dollars in millions)
Operating lease vehicles	$34,840	$36,412
Accumulated depreciation	(6,616)	(7,989)
Deferred dealer participation and initial direct costs	103	88
Unearned subsidy income	(854)	(656)
Estimated early termination losses	(95)	(77)
Investment in operating leases, net	$27,378	$27,778

Operating lease revenue consisted of the following:

	Years ended March 31,
	2024	2023	2022

	(U.S. dollars in millions)
Lease payments	$5,539	$5,976	$6,913
Subsidy income and dealer rate participation, net	507	561	798
Reimbursed lessor costs	53	63	67
Total operating lease revenue, net	$6,099	$6,600	$7,778
Leased vehicle expenses consisted of the following:

	Years ended March 31,
	2024	2023	2022

	(U.S. dollars in millions)
Depreciation expense	$4,343	$4,872	$5,676
Initial direct costs and other lessor costs	119	134	151
Gain on disposition of leased vehicles (1)	(122)	(115)	(197)
Total leased vehicle expenses, net	$4,340	$4,891	$5,630
________________________
(1)     Included in the gain on disposition of leased vehicles are end of term charges of $6 million, $2 million, and $17 million for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.

Investment in operating leases includes lease assets with a net carrying amount of $168 million as of March 31, 2023,which were transferred to SPEs and considered to be legally isolated but did not qualify for sale accounting treatment. These investments in operating leases were restricted and served as collateral for the payment of the related secured debt obligations. There were no outstanding operating lease securitizations as of March 31, 2024. Refer to Note 10 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Contractual operating lease payments due as of March 31, 2024 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Year ending March 31,	(U.S. dollars in millions)
2025	$4,471
2026	3,203
2027	1,457
2028	313
2029	46
Total	$9,490
The Company recognized early termination losses on operating leases of $100 million, $38 million, and $16 million for the fiscal years ended March 31, 2024, 2023 and 2022, respectively. Net realized losses for the fiscal years ended March 31, 2024, 2023 and 2022 totaled $82 million, $43 million, and $23 million, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $16 million, $4 million, and $2 million for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.
No impairment losses due to declines in estimated residual values were recognized during the fiscal years ended March 31, 2024 and 2023.
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate (1)		Contractual interest rate ranges
	March 31,		March 31,		March 31,
	2024	2023	2024	2023	2024	2023

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,293	$6,375	5.64%	5.18%	5.02 - 5.70%	4.30 - 5.93%
Bank loans	1,804	1,894	6.05%	5.66%	5.68 - 6.57%	5.38 - 6.14%
Public MTN program	31,151	21,962	3.58%	1.99%	0.30 - 6.06%	0.30 - 5.43%
Other debt	3,318	3,176	3.59%	3.15%	1.34 - 6.40%	1.34 - 5.88%
Total unsecured debt	41,566	33,407
Secured debt	9,351	6,927	4.56%	2.42%	0.27 - 5.94%	0.20 - 5.50%
Total debt	$50,917	$40,334
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.
As of March 31, 2024, the outstanding principal balance of long-term debt with floating interest rates totaled $7.7 billion, long-term debt with fixed interest rates totaled $36.9 billion, and short-term debt with floating and fixed interest rates totaled $6.3 billion. As of March 31, 2023, the outstanding principal balance of long-term debt with floating interest rates totaled $4.1 billion, long-term debt with fixed interest rates totaled $29.5 billion, and short-term debt with floating and fixed interest rates totaled $6.7 billion.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company’s secured debt is amortizing, and unsecured debt is non-amortizing. Scheduled and projected maturities of the Company’s debt at March 31, 2024 are summarized below:

	2025	2026	2027	2028	2029	Thereafter	Total

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,325	$—	$—	$—	$—	$—	$5,325
Bank loans	566	295	758	185	—	—	1,804
Public MTN program	8,354	7,500	4,871	3,190	4,241	3,068	31,224
Other debt	554	923	443	812	591	—	3,323
Total unsecured debt	14,799	8,718	6,072	4,187	4,832	3,068	41,676
Secured debt (1)	4,873	2,747	1,515	231	—	—	9,366
Total debt (2)	$19,672	$11,465	$7,587	$4,418	$4,832	$3,068	$51,042
Unamortized discounts/fees							(125)
Total debt, net							$50,917
________________________
(1)Projected repayment schedule of secured debt. Reflects payment performance assumptions on underlying assets.
(2)Principal amounts.
Commercial Paper
As of both March 31, 2024 and 2023, the Company had commercial paper programs that provide the Company with available funds of up to $8.8 billion, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $6.6 billion and $3.9 billion during the fiscal year ended March 31, 2024 and 2023, respectively. The maximum balance outstanding at any month-end was $7.2 billion and $6.4 billion during the fiscal year ended March 31, 2024 and 2023, respectively.
Bank Loans
Outstanding bank loans at March 31, 2024 and 2023 were long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of March 31, 2024 and 2023 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.
Public MTN Program
In August 2022, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of March 31, 2024 were short -term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
The MTN program is supported by the Keep Well Agreement with HMC described in Note 6.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Other Debt
The outstanding balances as of March 31, 2024 and 2023 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of March 31, 2024 and 2023 were long-term and short-term, with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans. Refer to Note 10 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 21, 2025, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of March 31, 2024, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.5 billion syndicated bank credit facility that includes a $739 million credit agreement, which expires on March 25, 2025 and $739 million credit agreement, which expires on March 25, 2027. As of March 31, 2024, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace the credit agreements prior to or on the expiration dates.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of March 31, 2024, no amounts were drawn upon under these agreements. These agreements expire in September 2024. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

	March 31,
	2024			2023
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$64,146	$714	$881	$55,974	$1,133	$1,062
Cross currency swaps	5,755	29	591	4,328	—	674
Gross derivative assets/liabilities		743	1,472		1,133	1,736
Collateral posted/held		1	9		—	37
Counterparty netting adjustment		(701)	(701)		(1,000)	(1,000)
Net derivative assets/liabilities		$43	$780		$133	$773
The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Years ended March 31,
	2024	2023	2022

	(U.S. dollars in millions)
Interest rate swaps	$132	$113	$140
Cross currency swaps	(151)	(810)	(711)
Total loss on derivative instruments	$(19)	$(697)	$(571)

Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Years ended March 31,
Income Statement	2024	2023	2022

	(U.S. dollars in millions)
Revenue:
Subsidy income	$928	$1,036	$1,410
General and administrative expenses:
Support Compensation Agreement fees	67	63	76
Benefit plan expenses	7	8	8
Shared services	71	74	72
Lease expense	4	4	4

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	March 31,
Balance Sheet	2024	2023

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(542)	$(573)
Investment in operating leases, net:
Unearned subsidy income	(853)	(655)
Due from Parent and affiliated companies	137	66
Liabilities:
Due to Parent and affiliated companies	153	161
Other liabilities:
Accrued benefit expenses	64	63
Operating lease liabilities	11	11
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
Income taxes
The Company’s U.S. income taxes are recognized on a modified separate return basis pursuant to an intercompany income tax allocation agreement with AHM. Income tax related items are not included in the tables above. Refer to Notes 1(i) and 7 for additional information.
Other
The majority of the amounts due from the Parent and affiliated companies at March 31, 2024 and 2023 were related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at March 31, 2024 and 2023 were related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
AHFC leases its premises from AHM and HCFI leases its premises from HCI.
AHFC declared cash dividends to its parent, AHM, of $1.5 billion, $1.3 billion, and $1.5 billion during the fiscal years ended March 31, 2024, 2023 and 2022, respectively.
HCFI declared cash dividends to AHFC of $37 million, $125 million, and $146 million during the fiscal years ended March 31, 2024, 2023, and 2022, respectively.
HCFI declared cash dividends to HCI of $34 million, $114 million, and $133 million during the fiscal years ended March 31, 2024, 2023 and 2022, respectively.

Note 7. Income Taxes
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law. The IRA includes tax provisions for new corporate alternative minimum tax (CAMT) of 15% on adjusted financial statement income of corporations with profits greater than $1.0 billion, effective for taxable years beginning after December 31, 2022, in addition to a new tax credit for qualified commercial clean vehicles (QCCV) that applies to vehicles acquired after December 31, 2022. At March 31, 2024, based on proposed guidance and regulations issued to date, the Company does not expect to incur CAMT liability and no QCCV tax credits were generated or utilized during fiscal year 2024. The Company will continue to evaluate the effects of IRA as additional guidance and regulations are issued.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company’s consolidated income tax expense/(benefit) was computed on a modified separate return basis pursuant to the intercompany tax allocation agreement with the Parent and consisted of the following:

	Current	Deferred	Total

	(U.S. dollars in millions)
Year ended March 31, 2024
Federal	$809	$(545)	$264
State and local	198	(78)	120
Foreign	17	38	55
Total	$1,024	$(585)	$439
Year ended March 31, 2023
Federal	$839	$(575)	$264
State and local	35	39	74
Foreign	6	59	65
Total	$880	$(477)	$403
Year ended March 31, 2022
Federal	$643	$(205)	$438
State and local	220	(84)	136
Foreign	44	57	101
Total	$907	$(232)	$675
For the fiscal year ended March 31, 2024, the allocation of federal current and deferred tax expense reflects primarily the impact of the recognized tax gains on the sale of leased assets, as well as the effect of the mark-to-market gain related to certain finance receivables, offset by the impact of accelerated federal tax depreciation on lease acquisitions. For the fiscal years ended March 31, 2023 and 2022, the allocation of federal current and deferred tax expense reflects the impact of lower lease acquisitions due to the microchip shortage and the elimination of like-kind exchange for personal property under the Tax Cuts and Jobs Act on reversing taxable temporary differences, as well as the effect of a change in tax accounting method for mark-to-market for certain finance receivables.
Income tax expense differs from the expected income taxes by applying the statutory federal corporate rate of 21% to income before income taxes as follows:

	Years ended March 31,
	2024	2023	2022

	(U.S. dollars in millions)
Computed “expected” income taxes	$323	$324	$541
Foreign tax rate differential	12	13	21
State and local income taxes, net of federal income tax benefit	68	64	111
Change in estimated state tax rate, net of federal income tax benefit	23	(10)	(15)
Change in unrecognized tax benefit	5	4	5
Other	8	8	12
Income tax expense	$439	$403	$675

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31,
	2024	2023

	(U.S. dollars in millions)
Deferred tax assets:
State income tax	$143	$134
Receivable allowance	88	77
Accrued postretirement benefits	14	14
State loss carryforwards	22	23
Other assets	86	73
Total gross deferred tax assets	353	321
Less valuation allowance	—	—
Net deferred tax assets	353	321
Deferred tax liabilities:
HCFI leases	539	519
AHFC leases	4,891	5,418
Mark-to-market	481	540
Other	143	131
Total gross deferred tax liabilities	6,054	6,608
Net deferred tax liabilities	$5,701	$6,287
The decrease in the net deferred tax liability is mainly due to the impact of the recognized tax gain on the sale of leased assets, offset by the impact of accelerated federal tax depreciation on lease acquisitions. The effect of translating HCFI’s net deferred tax liabilities to U.S. dollars upon consolidation resulted in a decrease of $1 million, a decrease of $39 million, and an increase of $2 million during the fiscal years ended March 31, 2024, 2023, and 2022, respectively. The translation adjustments have been recognized as a component of other comprehensive income.
Exception to Recognition of Deferred Tax Liabilities
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI, which are intended to be indefinitely reinvested outside the United States. At March 31, 2024, $1.0 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of March 31, 2024 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $130 million, inclusive of currency translation adjustments.
Tax Attributes
Included in the Company’s deferred tax assets are net operating loss (NOL) carryforwards with tax benefits resulting from operating losses incurred in various states in which the Company files tax returns in the amounts of $22 million, $23 million, and $33 million at March 31, 2024, 2023, and 2022, respectively. The expiration, if applicable, of these NOL carryforwards varies based on the statutes of each of the applicable states through March 31, 2042.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Valuation Allowance
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. The Company considers sources of income, including, where applicable, the reversal of taxable temporary differences and projected future taxable income, in making this assessment. The Company believes it is more likely than not the deferred tax assets of $353 million recognized as of March 31, 2024 will be realized.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended March 31,
	2024	2023	2022

	(U.S. dollars in millions)
Balance, beginning of year	$73	$81	$95
Additions for current year tax positions	—	—	—
Additions for prior year tax positions	—	—	—
Reductions for prior year tax positions	—	(8)	(14)
Settlements	—	—	—
Reductions related to a lapse in the statute of limitations	—	—	—
Balance, end of year	$73	$73	$81
Included in the balance of unrecognized tax benefits at both March 31, 2024 and 2023 are $72 million, and at March 31, 2022 of $80 million, net of the federal benefit of state taxes, respectively, the recognition of which would affect the Company’s effective tax rate in future periods. Although it is reasonably possible that the total amounts of unrecognized tax benefits could change within the next twelve months, the Company does not believe such change would be significant. As a result of the above unrecognized tax benefits and various favorable uncertain positions, the Company has recorded a net liability for uncertain tax positions, inclusive of interest and penalties of $105 million and $92 million as of March 31, 2024 and 2023, respectively (Note 12).
The Company recognizes income tax-related interest income, interest expense and penalties as a component of income tax expense. The Company recognized interest expense of $6 million, $5 million and $4 million during the fiscal years ended March 31, 2024, 2023, and 2022, respectively. As a result of a state settlement for a favorable uncertain position during the fiscal year ended March 31, 2024, the Company is expected to receive interest of $2 million. As of March 31, 2024, 2023 and 2022, the Company’s consolidated balance sheets reflect accrued interest payable of $33 million, $25 million, and $20 million, respectively.
As of March 31, 2024, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2023, and for various U.S. state returns filed for the taxable years ended March 31, 2008 through 2023. The Company’s Canadian subsidiary, HCFI, is subject to examination for federal and provincial and returns filed for the taxable years ended March 31, 2017 through 2023. The Company believes appropriate provision has been made for all outstanding issues for all open years.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 8. Benefit Plans
The Company participates in certain retirement and other postretirement benefit plans sponsored by AHM and HCI (collectively referred to as the Sponsors).
The Company participates in defined benefit retirement plans (the Pension Plans) maintained by the Sponsors. The names of the Pension Plans maintained by AHM are the Honda Retirement Plan and the Honda Pension Equalization Plan. The name of the Pension Plan maintained by HCI is the Pension Plan for Associates of Honda Canada Inc. Employees who commenced service after September 3, 2013 are not eligible to participate in the Pension Plans maintained by AHM. Under the amendments to the Pension Plan maintained by HCI, employees who commenced service after January 1, 2014 are not eligible to participate in HCI's Pension Plan. The Company pays for its share of the Pension Plan costs allocated by the Sponsors. The Pension Plans’ expense, included in general and administrative expenses was $4 million for fiscal year ended March 31, 2024, and $5 million for both fiscal years ended March 31, 2023 and 2022.
The Company participates in defined contribution savings plans (the Savings Plans) maintained by the Sponsors. Participants in these plans make contributions subject to Internal Revenue Service or Canada Revenue Agency limits. General and administrative expenses include the Company's portion of contributions to the Savings Plans of $9 million for both the fiscal years ended March 31, 2024 and 2023 and $8 million for the fiscal year ended March 31, 2022.
The Company participates in other postretirement plans maintained by the Sponsors primarily to provide certain healthcare benefits for retired employees. Substantially all employees become eligible for these benefits if they have met certain age and service requirements at retirement. The Company's expense for the postretirement plans included in the general and administrative expenses was $3 million for all fiscal years ended March 31, 2024, 2023, and 2022.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At March 31, 2024, maturities of operating lease liabilities were as follows:

Year ending March 31:	(U.S. dollars in millions)
2025	$9
2026	9
2027	10
2028	10
2029	7
Thereafter	25
Total undiscounted future lease obligations	70
Less: imputed interest	(8)
Operating lease liabilities	$62
Lease expense under operating leases was $10 million for both the fiscal years ended March 31, 2024 and 2023, and $11 million for the fiscal year ended March 31, 2022. Lease expense is included within general and administrative expenses.
As of March 31, 2024, the weighted average remaining lease term for operating leases was 7.6 years and the weighted average remaining discount rate for operating leases was 3.0%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $507 million as of March 31, 2024. The Company also has commitments to finance the construction of automobile dealership facilities. The remaining unfunded balance for these construction loans was $9 million as of March 31, 2024.
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
During the fiscal years ended March 31, 2024 and 2023, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $7.4 billion and $2.9 billion, respectively. The notes were secured by assets with an initial balance of $8.0 billion and $3.1 billion, for the fiscal years ended March 31, 2024 and 2023, respectively.
The table below presents the carrying amounts of assets and liabilities of consolidated SPEs as they are reported in the Company’s consolidated balance sheets. All amounts exclude intercompany balances, which have been eliminated upon consolidation. Investors in notes issued by a SPE only have recourse to the assets of such SPE and do not have recourse to the assets of AHFC, HCFI, or its other subsidiaries or to other SPEs. The assets of SPEs are the only source of funds for repayment on the notes. There were no outstanding operating lease securitizations as of March 31, 2024.

	March 31, 2024
	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,796	$715	$25	$9,351	$17

	March 31, 2023
	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$7,216	$419	$12	$6,844	$6
Operating lease securitizations	168	1	1	83	1
Total	$7,384	$420	$13	$6,927	$7
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 11).

In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of March 31, 2024 and 2023, AHFC and HCFI had combined cash collections of $476 million and $400 million, respectively, which were required to be remitted to the SPEs.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 11. Other Assets
Other assets consisted of the following:

	March 31,
	2024	2023

	(U.S. dollars in millions)
Accrued interest and fees on finance receivables	$163	$103
Accrued rental payments and fees on operating leases	64	62
Vehicles held for disposition	138	50
Restricted cash	715	420
Operating lease right-of-use assets	54	61
Other miscellaneous assets	80	61
Total	$1,214	$757
Certain balances as of March 31, 2023 have been reclassified to conform with the current period presentation.

Note 12. Other Liabilities
Other liabilities consisted of the following:

	March 31,
	2024	2023

	(U.S. dollars in millions)
Dealer payables	$288	$188
Accrued interest expense	317	121
Accounts payable and accrued expenses	334	304
Lease security deposits	50	57
Unearned income, operating leases	250	269
Operating lease liabilities	62	69
Uncertain tax positions	105	92
Other liabilities	49	37
Total	$1,455	$1,137

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
Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$714	$—	$714
Cross currency swaps	—	29	—	29
Total assets	$—	$743	$—	$743
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$881	$—	$881
Cross currency swaps	—	591	—	591
Total liabilities	$—	$1,472	$—	$1,472

	March 31, 2023
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$1,133	$—	$1,133
Cross currency swaps	—	—	—	—
Total assets	$—	$1,133	$—	$1,133
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$1,062	$—	1,062
Cross currency swaps	—	674	—	674
Total liabilities	$—	$1,736	$—	$1,736

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the fiscal years ended March 31, 2024 and 2023. Refer to Notes 1(k) and 5 for additional information on derivative instruments.
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
March 31, 2024
Vehicles held for disposition	$—	$—	$100	$100	$28
March 31, 2023
Vehicles held for disposition	$—	$—	$35	$35	$7
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	March 31, 2024
		Fair value
	Carrying value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	4,052	—	—	3,700	3,700
Retail loans, net	43,196	—	—	42,280	42,280

Liabilities:
Commercial paper	$5,293	$—	$5,293	$—	$5,293
Bank loans	1,804	—	1,811	—	1,811
Medium term note programs	31,151	—	30,387	—	30,387
Other debt	3,318	—	3,251	—	3,251
Secured debt	9,351	—	9,333	—	9,333

	March 31, 2023
		Fair value
	Carrying value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	2,831	—	—	2,507	2,507
Retail loans, net	34,754	—	—	33,674	33,674

Liabilities:
Commercial paper	$6,375	$—	$6,374	$—	$6,374
Bank loans	1,894	—	1,886	—	1,886
Medium term note programs	21,962	—	20,745	—	20,745
Other debt	3,176	—	3,045	—	3,045
Secured debt	6,927	—	6,786	—	6,786
Fair value information presented in the tables above is based on information available at March 31, 2024 and 2023. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the Company’s reportable segments for the fiscal years ended or at March 31 is summarized in the following tables:

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2024
Revenues:
Retail	$1,855	$221	$—	$2,076
Dealer	206	24	—	230
Operating leases	5,192	907	—	6,099
Total revenues	7,253	1,152	—	8,405
Leased vehicle expenses	3,641	699	—	4,340
Interest expense	1,464	239	—	1,703
Realized (gains)/losses on derivatives and foreign currency denominated debt	(81)	(60)	141	—
Net revenues	2,229	274	(141)	2,362
Other income, net	110	18	—	128
Total net revenues	2,339	292	(141)	2,490
Expenses:
General and administrative expenses	503	54	—	557
Provision for credit losses	290	11	—	301
Early termination loss on operating leases	98	2	—	100
Loss on derivative instruments	—	—	19	19
Gain on foreign currency revaluation of debt	—	—	(25)	(25)
Income before income taxes	$1,448	$225	$(135)	$1,538

March 31, 2024
Finance receivables, net	$42,419	$4,829	$—	$47,248
Investment in operating leases, net	23,805	3,573	—	27,378
Total assets	69,722	8,747	—	78,469

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2023
Revenues:
Retail	$1,299	$169	$—	$1,468
Dealer	104	12	—	116
Operating leases	5,535	1,065	—	6,600
Total revenues	6,938	1,246	—	8,184
Leased vehicle expenses	4,059	832	—	4,891
Interest expense	723	164	—	887
Realized (gains)/losses on derivatives and foreign currency denominated debt	(92)	(42)	134	—
Net revenues	2,248	292	(134)	2,406
Other income, net	77	15	—	92
Total net revenues	2,325	307	(134)	2,498
Expenses:
General and administrative expenses	430	55	—	485
Provision for credit losses	138	8	—	146
Early termination loss on operating leases	38	—	—	38
Loss on derivative instruments	—	—	697	697
Gain on foreign currency revaluation of debt	—	—	(410)	(410)
Income before income taxes	$1,719	$244	$(421)	$1,542

March 31, 2023
Finance receivables, net	$33,518	$4,067	$—	$37,585
Investment in operating leases, net	23,853	3,925	—	27,778
Total assets	60,556	8,335	—	68,891

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Year ended March 31, 2022
Revenues:
Retail	$1,414	$185	$—	$1,599
Dealer	58	9	—	67
Operating leases	6,489	1,289	—	7,778
Total revenues	7,961	1,483	—	9,444
Leased vehicle expenses	4,655	975	—	5,630
Interest expense	604	109	—	713
Realized (gains)/losses on derivatives and foreign currency denominated debt	121	22	(143)	—
Net revenues	2,581	377	143	3,101
Other income, net	36	14	—	50
Total net revenues	2,617	391	143	3,151
Expenses:
General and administrative expenses	423	56	—	479
Provision for credit losses	(22)	—	—	(22)
Early termination loss on operating leases	16	—	—	16
Loss on derivative instruments	—	—	571	571
Gain on foreign currency revaluation of debt	—	—	(470)	(470)
Income before income taxes	$2,200	$335	$42	$2,577

March 31, 2022
Finance receivables, net	$33,320	$4,161	$—	$37,481
Investment in operating leases, net	28,691	4,933	—	33,624
Total assets	66,877	9,401	—	76,278