Form 10-Q
period 2024-06-30
AMERICAN HONDA FINANCE CORP
filed 2024-08-08
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-36111
AMERICAN HONDA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1919 Torrance Blvd., Torrance, California	90501
(Address of principal executive offices)	(Zip Code)

(310) 972-2288
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
1.950% Medium-Term Notes, Series A Due October 18, 2024	HMC/24D	New York Stock Exchange
0.750% Medium-Term Notes, Series A Due November 25, 2026	HMC/26A	New York Stock Exchange
3.500% Medium-Term Notes, Series A Due April 24, 2026	HMC/26F	New York Stock Exchange
Floating Rate Medium-Term Notes, Series A Due April 29, 2026	HMC/26G	New York Stock Exchange
0.300% Medium-Term Notes, Series A Due July 7, 2028	HMC/28A	New York Stock Exchange
1.500% Medium-Term Notes, Series A Due October 19, 2027	HMC/27A	New York Stock Exchange
3.750% Medium-Term Notes, Series A Due October 25, 2027	HMC/27B	New York Stock Exchange
5.600% Medium-Term Notes, Series A Due September 6, 2030	HMC/30A	New York Stock Exchange
3.650% Medium-Term Notes, Series A Due April 23, 2031	HMC/31B	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of July 31, 2024, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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
For the quarter ended June 30, 2024

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
•the impact of pandemics, epidemics, and other public health crises, and efforts to contain them on our operations, liquidity and financial condition;
•changes in laws and regulations, including the result of financial services legislation, and related costs;
•changes in accounting standards;
•a failure or interruption in our operations; and
•a security breach or cyber attack.
Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities and Exchange Commission on June 20, 2024. Readers of this Quarterly Report should review the information contained in that report, and in any subsequent reports that we file with the Securities and Exchange Commission as such risks and uncertainties may be amended, supplemented or superseded from time to time. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share data)

	June 30, 2024	March 31, 2024
Assets
Cash and cash equivalents	$1,559	$1,670
Finance receivables, net of allowance for credit losses of $391 and $353	49,178	47,248
Investment in operating leases, net	27,667	27,378
Due from Parent and affiliated companies	161	137
Income taxes receivable	11	79
Other assets	1,313	1,214
Derivative instruments	597	743
Total assets	$80,486	$78,469
Liabilities and Equity
Debt	$52,805	$50,917
Due to Parent and affiliated companies	135	153
Income taxes payable	188	148
Deferred income taxes	5,696	5,701
Other liabilities	1,462	1,455
Derivative instruments	1,334	1,472
Total liabilities	61,620	59,846
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of June 30, 2024 and March 31, 2024	1,366	1,366
Retained earnings	16,504	16,254
Accumulated other comprehensive loss	(150)	(137)
Total shareholder’s equity	17,720	17,483
Noncontrolling interest in subsidiary	1,146	1,140
Total equity	18,866	18,623
Total liabilities and equity	$80,486	$78,469

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	June 30, 2024	March 31, 2024
Finance receivables, net	$10,482	$9,796
Other assets	784	740
Total assets	$11,266	$10,536

Secured debt	$9,967	$9,351
Other liabilities	18	17
Total liabilities	$9,985	$9,368

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2024	2023
Revenues:
Retail	$630	$436
Dealer	72	50
Operating leases	1,541	1,537
Total revenues	2,243	2,023
Leased vehicle expenses	1,057	1,110
Interest expense	554	323
Net revenues	632	590
Other income, net	40	29
Total net revenues	672	619
Expenses:
General and administrative expenses	132	127
Provision for credit losses	71	79
Early termination loss on operating leases	18	12
(Gain)/Loss on derivative instruments	88	(71)
(Gain)/Loss on foreign currency revaluation of debt	(24)	50
Total expenses	285	197
Income before income taxes	387	422
Income tax expense	120	132
Net income	267	290
Less: Net income attributable to noncontrolling interest	17	25
Net income attributable to American Honda Finance Corporation	$250	$265

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2024	2023
Net income	$267	$290
Other comprehensive income:
Foreign currency translation adjustment	(24)	48
Comprehensive income	243	338
Less: Comprehensive income attributable to noncontrolling interest	6	48
Comprehensive income attributable to American Honda Finance Corporation	$237	$290

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2023	$19,025	$16,688	$(135)	$1,366	$1,106
Net income	290	265	—	—	25
Other comprehensive income	48	—	25	—	23
Balance at June 30, 2023	$19,363	$16,953	$(110)	$1,366	$1,154

Balance at March 31, 2024	$18,623	$16,254	$(137)	$1,366	$1,140
Net income	267	250	—	—	17
Other comprehensive loss	(24)	—	(13)	—	(11)
Balance at June 30, 2024	$18,866	$16,504	$(150)	$1,366	$1,146

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$267	$290
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	48	36
Provision for credit losses	71	79
Early termination loss on operating leases	18	12
Depreciation on leased vehicles	1,058	1,116
Accretion of unearned subsidy income	(251)	(237)
Amortization of deferred dealer participation and other deferred costs	100	86
Gain on disposition of leased vehicles	(30)	(31)
Deferred income taxes	—	(118)
Changes in operating assets and liabilities:
Income taxes receivable/payable	115	251
Other assets	(13)	(12)
Accrued interest/discounts on debt	37	38
Other liabilities	(79)	60
Due to/from Parent and affiliated companies	(43)	(79)
Net cash provided by operating activities	1,298	1,491
Cash flows from investing activities:
Finance receivables acquired	(7,322)	(7,054)
Principal collected on finance receivables	5,217	4,443
Net change in wholesale loans	(84)	43
Purchase of operating lease vehicles	(4,478)	(3,638)
Disposal of operating lease vehicles	2,914	2,746
Cash received for unearned subsidy income	421	203
Other investing activities, net	(1)	—
Net cash used in investing activities	(3,333)	(3,257)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2024	2023
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$8,133	$12,487
Paydown of commercial paper	(7,302)	(11,893)
Proceeds from issuance of short-term debt	1,099	—
Paydown of short-term debt	(600)	—
Proceeds from issuance of medium-term notes and other debt	884	2,243
Paydown of medium-term notes and other debt	(865)	(1,650)
Proceeds from issuance of secured debt	1,995	1,496
Paydown of secured debt	(1,377)	(1,153)
Net cash provided by financing activities	1,967	1,530
Effect of exchange rate changes on cash and cash equivalents	(1)	3
Net decrease in cash and cash equivalents	(69)	(233)
Cash and cash equivalents and restricted cash at beginning of period	2,385	1,964
Cash and cash equivalents and restricted cash at end of period	$2,316	$1,731
Supplemental disclosures of cash flow information:
Interest paid	$455	$216
Income taxes paid /(refunded)	$3	$(3)

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	June 30,
	2024	2023
Cash and cash equivalents	$1,559	$1,226
Restricted cash included in other assets (1)	757	505
Total	$2,316	$1,731
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

Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year or for any other interim period. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements, significant accounting policies, and the other notes to the consolidated financial statements for the fiscal year ended March 31, 2024 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on June 20, 2024. All significant intercompany balances and transactions have been eliminated upon consolidation.

Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for the Company for fiscal years beginning April 1, 2024 and for interim periods beginning April 1, 2025. The Company is currently assessing the impact of this standard on the consolidated financial statements.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	June 30, 2024
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$45,305	$4,231	$49,536
Allowance for credit losses	(383)	(8)	(391)
Deferred dealer participation and other deferred costs	611	—	611
Unearned subsidy income	(578)	—	(578)
Finance receivables, net	$44,955	$4,223	$49,178

	March 31, 2024
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$43,492	$4,060	$47,552
Allowance for credit losses	(345)	(8)	(353)
Deferred dealer participation and other deferred costs	600	—	600
Unearned subsidy income	(551)	—	(551)
Finance receivables, net	$43,196	$4,052	$47,248

Finance receivables include retail loans with a net carrying amount of $10.5 billion and $9.8 billion as of June 30, 2024 and March 31, 2024, respectively, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three months ended June 30, 2024
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of April 1, 2024	$345	$8	$353
Provision	71	—	71
Charge-offs	(79)	—	(79)
Recoveries	46	—	46
Effect of translation adjustment	—	—	—
Ending balance as of June 30, 2024	$383	$8	$391

	Three months ended June 30, 2023
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of April 1, 2023	$248	$5	$253
Provision	79	—	79
Charge-offs	(47)	—	(47)
Recoveries	23	—	23
Effect of translation adjustment	—	—	—
Ending balance as of June 30, 2023	$303	$5	$308

The allowance increased during the three months ended June 30, 2024 primarily due to the expected credit losses recognized on the high volume of retail loan acquisitions during the period. The increase was also attributable to the increasing trend of delinquencies and net charge offs.

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

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
June 30, 2024
Retail loans:
New automobile	$282	$69	$15	$366	$35,205	$35,571
Used and certified automobile	148	44	11	203	8,089	8,292
Motorcycle and other	15	7	4	26	1,449	1,475
Total retail loans	445	120	30	595	44,743	45,338
Dealer loans:
Wholesale flooring	1	—	—	1	2,867	2,868
Commercial loans	—	—	—	—	1,363	1,363
Total dealer loans	1	—	—	1	4,230	4,231
Total finance receivables	$446	$120	$30	$596	$48,973	$49,569

March 31, 2024
Retail loans:
New automobile	$253	$59	$15	$327	$33,858	$34,185
Used and certified automobile	134	33	9	176	7,815	7,991
Motorcycle and other	15	6	3	24	1,341	1,365
Total retail loans	402	98	27	527	43,014	43,541
Dealer loans:
Wholesale flooring	1	—	—	1	2,785	2,786
Commercial loans	—	—	—	—	1,274	1,274
Total dealer loans	1	—	—	1	4,059	4,060
Total finance receivables	$403	$98	$27	$528	$47,073	$47,601

Credit Quality Indicators
Credit losses are an expected cost of extending credit. The majority of our credit risk is with consumer financing and to a lesser extent with dealer financing. Exposure to credit risk in retail loans is managed through regular monitoring and adjusting of underwriting standards, pricing of contracts for expected losses, and focusing collection efforts to minimize losses. Exposure to credit risk for dealers is managed through ongoing review of their financial condition and payment performance.
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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2025	2024	2023	2022	2021	Prior	Total

	(U.S. dollars in millions)
June 30, 2024
Credit grade A	$4,205	$12,813	$5,214	$3,193	$2,413	$497	$28,335
Credit grade B	1,120	3,811	1,881	984	667	225	8,688
Credit grade C	809	2,650	1,214	668	452	197	5,990
Credit grade D	244	718	274	161	128	103	1,628
Others	103	308	128	84	48	26	697
Total retail loans	$6,481	$20,300	$8,711	$5,090	$3,708	$1,048	$45,338
Gross charge-offs for the three months ended June 30, 2024	$—	$38	$22	$10	$5	$4	$79

	Retail loans by vintage fiscal year

	2024	2023	2022	2021	2020	Prior	Total

	(U.S. dollars in millions)
March 31, 2024
Credit grade A	$14,094	$5,788	$3,713	$2,907	$597	$121	$27,220
Credit grade B	4,110	2,065	1,113	778	237	66	8,369
Credit grade C	2,853	1,338	758	526	200	61	5,736
Credit grade D	779	306	182	149	97	36	1,549
Others	338	142	96	57	22	12	667
Total retail loans	$22,174	$9,639	$5,862	$4,417	$1,153	$296	$43,541
Gross charge-offs for the fiscal year ended March 31, 2024	$58	$109	$61	$34	$19	$12	$293
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

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2025	2024	2023	2022	2021	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
June 30, 2024
Group I	$—	$141	$53	$14	$118	$127	$842	$1,887	$3,182
Group II	—	44	4	—	—	20	—	978	1,046
Group III	—	—	—	—	—	—	—	3	3
Total dealer loans	$—	$185	$57	$14	$118	$147	$842	$2,868	$4,231
Gross charge-offs for the three months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Commercial loans by vintage fiscal year

	2024	2023	2022	2021	2020	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
March 31, 2024
Group I	$146	$55	$9	$114	$45	$84	$748	$1,874	$3,075
Group II	44	3	5	1	—	20	—	911	984
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$190	$58	$14	$115	$45	$104	$748	$2,786	$4,060
Gross charge-offs for the fiscal year ended March 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loan Modifications
The contractual terms of loans may be modified when borrowers are experiencing financial difficulties in an effort to mitigate losses. There were no dealer loans that were modified for dealers experiencing financial difficulties during the three months ended June 30, 2024. Payment deferrals are granted on retail loans, however the delays in payments are considered insignificant since the number of deferred payments are limited and interest continues to accrue during the deferral period. Starting in April 2023, the Company began granting term extensions on retail loans in the United States. Term extensions extend the maturity date of the loan which reduces the monthly payments over the remaining extended term of the loan. Term extensions do not change the contractual interest rates or reduce the outstanding principal balances. During the three months ended June 30, 2024, term extensions were not material to the Company’s consolidated financial statements. Retail loans may also be modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, which may include interest rate adjustments, term extensions, and principal forgiveness. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three months ended June 30, 2024.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	June 30, 2024	March 31, 2024

	(U.S. dollars in millions)
Operating lease vehicles	$34,723	$34,840
Accumulated depreciation	(6,065)	(6,616)
Deferred dealer participation and initial direct costs	109	103
Unearned subsidy income	(997)	(854)
Estimated early termination losses	(103)	(95)
Investment in operating leases, net	$27,667	$27,378

Operating lease revenue consisted of the following:

	Three months ended June 30,
	2024	2023

	(U.S. dollars in millions)
Lease payments	$1,390	$1,400
Subsidy income and dealer rate participation, net	139	128
Reimbursed lessor costs	12	9
Total operating lease revenue, net	$1,541	$1,537

Leased vehicle expenses consisted of the following:

	Three months ended June 30,
	2024	2023

	(U.S. dollars in millions)
Depreciation expense	$1,058	$1,116
Initial direct costs and other lessor costs	29	25
Gain on disposition of leased vehicles (1)	(30)	(31)
Total leased vehicle expenses, net	$1,057	$1,110
________________________
(1)Included in the gain on disposition of leased vehicles are end of term charges of $4 million and $1 million for the three months ended June 30, 2024, and 2023, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Contractual operating lease payments due as of June 30, 2024 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve-month periods ending June 30,	(U.S. dollars in millions)

2025	$4,704
2026	3,471
2027	1,605
2028	324
2029	46
Total	$10,150
The Company recognized early termination losses on operating leases of $18 million and of $12 million during the three months ended June 30, 2024 and 2023, respectively. Net realized losses totaled $10 million and $3 million during the three months ended June 30, 2024 and 2023, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $6 million and $3 million for the three months ended June 30, 2024 and 2023, respectively.
No impairment losses due to declines in estimated residual values were recognized during both the three months ended June 30, 2024 and 2023.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate (1)		Contractual interest rate ranges
	June 30, 2024	March 31, 2024	June 30, 2024	March 31, 2024	June 30, 2024	March 31, 2024

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$6,105	$5,293	5.59%	5.64%	4.64 - 5.63%	5.02 - 5.70%
Bank loans	1,795	1,804	5.92%	6.05%	5.35 - 6.60%	5.68 - 6.57%
Public MTN program	31,509	31,151	3.68%	3.58%	0.30 - 6.14%	0.30 - 6.06%
Other debt	3,429	3,318	3.90%	3.59%	1.34 - 6.16%	1.34 - 6.40%
Total unsecured debt	42,838	41,566
Secured debt	9,967	9,351	4.75%	4.56%	0.33 - 5.87%	0.27 - 5.94%
Total debt	$52,805	$50,917
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.

As of June 30, 2024, the outstanding principal balance of long-term debt with floating interest rates totaled $8.1 billion, long-term debt with fixed interest rates totaled $36.9 billion, and short-term debt with floating or fixed interest rates totaled $7.8 billion. As of March 31, 2024, the outstanding principal balance of long-term debt with floating interest rates totaled $7.7 billion, long-term debt with fixed interest rates totaled $36.9 billion, and short-term debt with floating or fixed interest rates totaled $6.3 billion.
Commercial Paper
As of both June 30, 2024 and March 31, 2024, the Company had commercial paper programs that provide the Company with available funds of up to $8.8 billion, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $5.4 billion and $6.8 billion during the three months ended June 30, 2024 and 2023, respectively. The maximum balance outstanding at any month-end during the three months ended June 30, 2024 and 2023 was $6.1 billion and $7.0 billion, respectively.
Bank Loans
Outstanding bank loans at June 30, 2024 were long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of June 30, 2024 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Public MTN Program
In August 2022, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue from time to time up to $30.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of June 30, 2024 were short-term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Other Debt
The outstanding balances as of June 30, 2024 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of June 30, 2024 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 21, 2025, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of June 30, 2024, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.5 billion syndicated bank credit facility that includes a $731 million credit agreement, which expires on March 25, 2025 and a $731 million credit agreement, which expires on March 25, 2027. As of June 30, 2024, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace the credit agreements prior to or on the expiration dates.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of June 30, 2024, no amounts were drawn upon under these agreements. These agreements expire in September 2024. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 5. Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 12 regarding the valuation of derivative instruments.

	June 30, 2024			March 31, 2024
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$63,471	$565	$744	$64,146	$714	$881
Cross currency swaps	5,755	32	590	5,755	29	591
Gross derivative assets/liabilities		597	1,334		743	1,472
Collateral posted/held		5	6		1	9
Counterparty netting adjustment		(564)	(564)		(701)	(701)
Net derivative assets/liabilities		$38	$776		$43	$780

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended June 30,
	2024	2023

	(U.S. dollars in millions)
Interest rate swaps	$1	$126
Cross currency swaps	(89)	(55)
Total gain/(loss) on derivative instruments	$(88)	$71

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended June 30,
Income Statement	2024	2023

	(U.S. dollars in millions)
Revenue:
Subsidy income	$249	$236
General and administrative expenses:
Support Compensation Agreement fees	20	15
Benefit plan expenses	1	2
Shared services	19	18
Lease expense	1	1

Balance Sheet	June 30, 2024	March 31, 2024

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(567)	$(542)
Investment in operating leases, net:
Unearned subsidy income	(995)	(853)
Due from Parent and affiliated companies	161	137
Liabilities:
Due to Parent and affiliated companies	135	153
Other liabilities:
Accrued benefit expenses	65	64
Operating lease liabilities	10	11

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
Other
The majority of the amounts due from the Parent and affiliated companies at June 30, 2024 and March 31, 2024 were related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at June 30, 2024 and March 31, 2024 were related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
AHFC leases its premises from AHM and HCFI leases its premises from HCI.
In July 2024 and 2023, AHFC declared cash dividends of $536 million and $553 million, to its parent, AHM.
In July 2024, HCFI declared cash dividends to AHFC and HCI of $74 million and $68 million, respectively. In July 2023, HCFI declared cash dividends to AHFC and HCI of $37 million and $34 million, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 7. Income Taxes
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law. The IRA includes tax provisions for new corporate alternative minimum tax (CAMT) of 15% on adjusted financial statement income of corporations with profits greater than $1.0 billion, effective for taxable years beginning after December 31, 2022, in addition to a new tax credit for qualified commercial clean vehicles (QCCV) that applies to vehicles acquired after December 31, 2022. At June 30, 2024, based on proposed guidance and regulations issued to date, the Company does not expect to incur CAMT liability for fiscal year 2025 and expects to generate and utilize material QCCV tax credits during the fiscal year 2025. The Company accounts for the QCCV tax credits using the deferral method. The Company will continue to evaluate the effects of IRA as additional guidance and regulations are issued.
During fiscal years 2024 and 2025, several countries, including Japan and Canada, enacted tax laws to adopt various aspects of the Organization for Economic Cooperation and Development (OECD) Global Anti-Base Erosion Model Rules (GloBE Rules). The GloBE Rules are designed to ensure large multinational enterprises (MNEs) pay a minimum level of tax (“Minimum Tax”) on income in each of the jurisdictions in which they operate. These rules generally apply to MNE groups with annual revenue of €750 million or more. The Company is in scope of the GloBE Rules, effective as of April 1, 2024, as a result of our affiliation with HMC. On June 20, 2024, Canada, where the Company’s Canadian subsidiary HCFI is incorporated, enacted the Global Minimum Tax Act, which implemented the Income Inclusion Rule and Qualified Domestic Minimum Top-up tax under the GloBE Rules, effective from April 1, 2024. Since HCFI is expected to have an effective tax rate that exceeds the 15% minimum rate, the Company has no related current tax expense associated with the Minimum Tax as of June 30, 2024. To date, the U.S., where we have operations and conduct business, has not enacted laws to adopt the GloBE Rules. Based on preliminary analysis, we do not expect a material tax impact as a result of the GloBE Rules. The Company will continue to monitor legislative developments and changes in business for potential impacts of the GloBE Rules on future periods.
The Company's effective tax rate was 31.0% and 31.3% for the three months ended June 30, 2024 and 2023, respectively. The Company's effective tax rates for the three months ended June 30, 2024, differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At June 30, 2024, $1.0 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of June 30, 2024 were to be distributed, the tax liability associated with these earnings would be $126 million, inclusive of currency translation adjustments.
As of June 30, 2024, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2023, and for various U.S state returns filed for the taxable years ended March 31, 2008 through 2023. The Company’s Canadian subsidiary, HCFI, is subject to examination for federal and provincial returns filed for the taxable years ended March 31, 2017 through 2023. The Company believes appropriate provision has been made for all outstanding issues for all open years and does not expect any material changes in the amounts of unrecognized tax benefits during the fiscal year ending March 31, 2025.

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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At June 30, 2024, maturities of operating lease liabilities were as follows:

Twelve-month periods ending June 30,	(U.S. dollars in millions)

2025	$10
2026	10
2027	10
2028	9
2029	7
Thereafter	22
Total undiscounted future lease obligations	68
Less: imputed interest	(7)
Operating lease liabilities	$61

Lease expense under operating leases was $2 million for both the three months ended June 30, 2024 and 2023. Lease expense is included within general and administrative expenses.
As of June 30, 2024, the weighted average remaining lease term for operating leases was 7.3 years and the weighted average remaining discount rate for operating leases was 3%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $479 million as of June 30, 2024. The Company also has commitments to finance the construction of automobile dealership facilities. The remaining unfunded balance for these construction loans was $7 million as of June 30, 2024.

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
During the three months ended June 30, 2024 and 2023, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $2.0 billion and $1.5 billion, respectively. The notes were secured by assets with an initial balance of $2.2 billion and $1.6 billion, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The table below presents the carrying amounts of assets and liabilities of consolidated SPEs as they are reported in the Company’s consolidated balance sheets. All amounts exclude intercompany balances, which have been eliminated upon consolidation. Investors in notes issued by a SPE only have recourse to the assets of such SPE and do not have recourse to the assets of AHFC, HCFI, or its other subsidiaries or to other SPEs. The assets of SPEs are the only source of funds for repayment on the notes. There were no outstanding operating lease securitizations as of June 30, 2024.

	June 30, 2024

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$10,482	$757	$27	$9,967	$18

	March 31, 2024

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,796	$715	$25	$9,351	$17
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of June 30, 2024 and March 31, 2024, AHFC and HCFI had combined cash collections of $488 million and $476 million, respectively, which were required to be remitted to the SPEs.

Note 10. Other Assets
Other assets consisted of the following:

	June 30, 2024	March 31, 2024

	(U.S. dollars in millions)
Accrued interest and fees on finance receivables	$173	$163
Accrued lease payments and fees on operating leases	66	64
Vehicles held for disposition	186	138
Restricted cash	757	715
Operating lease right-of-use assets	52	54
Other miscellaneous assets	79	80
Total	$1,313	$1,214

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 11. Other Liabilities
Other liabilities consisted of the following:

	June 30, 2024	March 31, 2024

	(U.S. dollars in millions)
Dealer payables	$222	$288
Accrued interest expense	415	317
Accounts payable and accrued expenses	318	334
Lease security deposits	49	50
Unearned income, operating leases	242	250
Operating lease liabilities	61	62
Uncertain tax positions	107	105
Other liabilities	48	49
Total	$1,462	$1,455

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$565	$—	$565
Cross currency swaps	—	32	—	32
Total assets	$—	$597	$—	$597
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$744	$—	$744
Cross currency swaps	—	590	—	590
Total liabilities	$—	$1,334	$—	$1,334

	March 31, 2024
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$714	$—	$714
Cross currency swaps	—	29	—	29
Total assets	$—	$743	$—	$743
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$881	$—	$881
Cross currency swaps	—	591	—	591
Total liabilities	$—	$1,472	$—	$1,472

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the three months ended June 30, 2024 and 2023. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
June 30, 2024
Vehicles held for disposition	$—	$—	$136	$136	$47
June 30, 2023
Vehicles held for disposition	$—	$—	$33	$33	$8

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

	June 30, 2024
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,223	—	—	$3,861	$3,861
Retail loans, net	44,955	—		44,061	44,061
Liabilities:
Commercial paper	$6,105	—	$6,105	—	$6,105
Bank loans	1,795	—	1,799	—	1,799
Medium-term note programs	31,509	—	30,764	—	30,764
Other debt	3,429	—	3,382	—	3,382
Secured debt	9,967	—	9,962	—	9,962

	March 31, 2024
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,052	—	—	$3,700	$3,700
Retail loans, net	43,196	—	—	42,280	42,280
Liabilities:
Commercial paper	$5,293	—	$5,293	—	$5,293
Bank loans	1,804	—	1,811	—	1,811
Medium-term note programs	31,151	—	30,387	—	30,387
Other debt	3,318	—	3,251	—	3,251
Secured debt	9,351	—	9,333	—	9,333

Fair value information presented in the tables above is based on information available at June 30, 2024 and March 31, 2024. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the three months ended June 30, 2024 and 2023 is summarized in the following tables:

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended June 30, 2024
Revenues:
Retail	$567	$63	$—	$630
Dealer	65	7	—	72
Operating leases	1,329	212	—	1,541
Total revenues	1,961	282	—	2,243
Leased vehicle expenses	897	160	—	1,057
Interest expense	492	62	—	554
Realized (gains)/losses on derivatives and foreign currency denominated debt	26	(9)	(17)	—
Net revenues	546	69	17	632
Other income, net	36	4	—	40
Total net revenues	582	73	17	672
Expenses:
General and administrative expenses	118	14	—	132
Provision for credit losses	67	4	—	71
Early termination loss on operating leases	18	—	—	18
Loss on derivative instruments	—	—	88	88
Gain on foreign currency revaluation of debt	—	—	(24)	(24)
Income before income taxes	$379	$55	$(47)	$387

June 30, 2024
Finance receivables, net	$44,278	$4,900	$—	$49,178
Investment in operating leases, net	24,171	3,496	—	27,667
Total assets	71,790	8,696	—	80,486

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended June 30, 2023
Revenues:
Retail	$388	$48	$—	$436
Dealer	45	5	—	50
Operating leases	1,297	240	—	1,537
Total revenues	1,730	293	—	2,023
Leased vehicle expenses	925	185	—	1,110
Interest expense	269	54	—	323
Realized (gains)/losses on derivatives and foreign currency denominated debt	(40)	(16)	56	—
Net revenues	576	70	(56)	590
Other income, net	25	4	—	29
Total net revenues	601	74	(56)	619
Expenses:
General and administrative expenses	114	13	—	127
Provision for credit losses	77	2	—	79
Early termination loss on operating leases	12	—	—	12
Gain on derivative instruments	—	—	(71)	(71)
Loss on foreign currency revaluation of debt	—	—	50	50
Income before income taxes	$398	$59	$(35)	$422

June 30, 2023
Finance receivables, net	$35,680	$4,444	$—	$40,124
Investment in operating leases, net	23,723	3,909	—	27,632
Total assets	62,475	8,754	—	71,229

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
References in this report to our “fiscal year 2025” and “fiscal year 2024” refer to our fiscal year ending March 31, 2025 and our fiscal year ended March 31, 2024, respectively.

Results of Operations
Operating Environment Overview
New vehicle production and dealer inventory levels have normalized since the lows we experienced during the first half of fiscal year 2023. Total consumer financing acquisition volumes remained strong with the support of incentive programs and our total outstanding asset balances continued to increase during the first quarter of fiscal year 2025. Interest rates remained elevated which has increased both the returns on more recently acquired financing assets and our funding costs. High interest rates have also contributed to an increase in the demand for 72 and 84 month retail loans.
The trend in delinquencies and charge-offs continued to increase which may be attributable to the negative effects of higher monthly loan and lease payments due to higher transaction prices, inflationary pressures, high interest rates, and other factors affecting consumers’ ability to perform on their obligations. Used vehicle prices have softened but remain relatively strong with return rates on leased vehicles remaining at low levels.
Segment Results—Comparison of the Three months ended June 30, 2024 and 2023
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Three months ended June 30,		Difference		Three months ended June 30,		Difference		Three months ended June 30,
	2024	2023	Amount	%	2024	2023	Amount	%	2024	2023

	(U.S. dollars in millions)
Revenues:
Retail	$567	$388	$179	46%	$63	$48	$15	31%	$630	$436
Dealer	65	45	20	44%	7	5	2	40%	72	50
Operating leases	1,329	1,297	32	2%	212	240	(28)	(12)%	1,541	1,537
Total revenues	1,961	1,730	231	13%	282	293	(11)	(4)%	2,243	2,023
Leased vehicle expenses	897	925	(28)	(3)%	160	185	(25)	(14)%	1,057	1,110
Interest expense	492	269	223	83%	62	54	8	15%	554	323
Realized losses/(gains) on derivatives and foreign currency debt	26	(40)	66	(165)%	(9)	(16)	7	(44)%	17	(56)
Net revenues	546	576	(30)	(5)%	69	70	(1)	(1)%	615	646
Other income	36	25	11	44%	4	4	—	—%	40	29
Total net revenues	582	601	(19)	(3)%	73	74	(1)	(1)%	655	675
Expenses:
General and administrative expenses	118	114	4	4%	14	13	1	8%	132	127
Provision for credit losses	67	77	(10)	(13)%	4	2	2	100%	71	79
Early termination loss on operating leases	18	12	6	50%	—	—	—	n/m	18	12
Income before income taxes	$379	$398	$(19)	(5)%	$55	$59	$(4)	(7)%	$434	$457
_______________________
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Three months ended June 30,		Difference		Three months ended June 30,		Difference
	2024	2023	Amount	%	2024	2023	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$39,933	$32,225	$7,708	24%	$4,476	$3,916	$560	14%
Average outstanding units	2,123	1,910	213	11%	281	266	15	6%
Effective yield	5.7%	4.8%			5.7%	4.9%

Dealer loans:
Average outstanding balance	$3,694	$2,518	$1,176	47%	$379	$319	$60	19%
Effective yield	7.1%	7.1%			7.1%	6.9%

Operating leases:
Average outstanding balance	$23,988	$23,771	$217	1%	$3,530	$3,888	$(358)	(9)%
Average outstanding units	845	939	(94)	(10)%	173	202	(29)	(14)%
Average monthly revenue(2)	$524	$461	$63	14%	$409	$396	$13	3%
Average monthly depreciation(2),(3)	$364	$338	$26	8%	$314	$311	$3	1%

Debt:
Average outstanding balance	$46,512	$36,034	$10,478	29%	$5,493	$5,290	$203	4%
Effective interest rate	4.2%	3.0%			4.5%	4.1%
_______________________
(1)Average outstanding balances and units based on month end amounts during respective periods. Effective yields and interest rates based on average outstanding month end balances.
(2)U.S. dollars per unit. Average monthly revenue and depreciation based on average outstanding month end units.
(3)Excludes gains on disposition of leased vehicles.

United States Segment
Revenues
–Revenue from retail loans increased due to higher average outstanding balances and higher yields.
–Revenue from dealer loans increased due to higher average outstanding balances primarily of wholesale flooring loans as a result of higher dealer inventory levels and higher yields.
–Operating lease revenue increased due to the increase in average revenue per unit which was partially offset by lower average outstanding units.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units, which was partially offset by higher average depreciation expense per unit.
Interest expense
Interest expense increased due to higher average interest rates and higher average outstanding debt. See “—Liquidity and Capital Resources” below for more information.

Realized (gains)/losses on derivatives and foreign currency debt
Net realized losses during the first quarter of fiscal year 2025 consisted of losses on pay float interest rate swaps of $146 million and losses on cross currency interest rate swaps of $67 million which were partially offset by gains on pay fixed interest rate swaps of $187 million.
Provision for credit losses
Provision for credit losses decreased due to a smaller increase in the allowance for credit losses, which was partially offset by an increase in net charge-offs. See “—Financial Condition—Credit Risk” below for more information.
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
–Operating lease revenue decreased primarily due to lower average outstanding units and the effect of foreign currency translation adjustments.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units and the effect of foreign currency translation adjustments.
Interest expense
Interest expense increased due to higher average interest rates and higher average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivative instruments
Net realized gains on interest rate swaps during the first quarter of fiscal year 2025 were attributable to realized gains on pay fixed interest rate swaps of $28 million which were partially offset by realized losses on pay float interest rate swaps of $19 million.
Provision for credit losses
Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 31.0% for the first quarter of fiscal year 2025 compared to 31.3% for the same period in fiscal year 2024. The Company's effective tax rate for the three months ended June 30, 2024 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended June 30,
	2024		2023
	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	148	97	139	77
Used automobile	38	12	35	6
Motorcycle and other	26	10	22	5
Total retail loans	212	119	196	88
Leases	111	109	89	69

Canada Segment
Retail loans	24	13	25	4
Leases	12	9	12	3

Consolidated
Retail loans	236	132	221	92
Leases	123	118	101	72
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
Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended June 30,
	2024	2023
United States Segment
New automobile	72%	66%
Motorcycle	42%	34%

Canada Segment
New automobile	76%	67%
Motorcycle	34%	19%

Consolidated
New automobile	73%	66%
Motorcycle	41%	32%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	June 30, 2024	March 31, 2024	June 30, 2024	March 31, 2024

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	$31,902	$30,591	1,554	1,509
Used automobile	7,190	6,931	403	394
Motorcycle and other	1,337	1,245	198	189
Total retail loans	$40,429	$38,767	2,155	2,092
Investment in operating leases	$24,171	$23,805	839	853

Securitized retail loans (2)	$9,969	$9,210	659	606

Canada Segment
Retail loans	$4,526	$4,429	284	279
Investment in operating leases	$3,496	$3,573	169	175

Securitized retail loans (2)	$513	$586	43	45

Consolidated
Retail loans	$44,955	$43,196	2,439	2,371
Investment in operating leases	$27,667	$27,378	1,008	1,028

Securitized retail loans (2)	$10,482	$9,796	702	651
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.

In the United States segment, retail loan acquisition volumes increased by 8% and lease acquisition volumes increased by 25% during the first quarter of fiscal year 2025 compared to the same period in fiscal year 2024 primarily due to the increase in sponsored program volumes. The increase in availability of new vehicles and AHM sales, along with higher penetration rates, also contributed to the increase in consumer financing acquisition volumes. In the Canada segment, retail loan acquisition volumes decreased by 4% and lease acquisition volumes were consistent during the first quarter of fiscal year 2025 compared to the same period in fiscal year 2024.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	June 30, 2024	March 31, 2024
United States Segment
Automobile	28%	28%
Motorcycle	98%	98%
Other	18%	18%

Canada Segment
Automobile	28%	28%
Motorcycle	94%	95%
Other	93%	93%

Consolidated
Automobile	28%	28%
Motorcycle	97%	97%
Other	21%	21%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended June 30,
	2024	2023
United States Segment
Automobile	22%	21%
Motorcycle	98%	98%
Other	11%	8%

Canada Segment
Automobile	24%	24%
Motorcycle	88%	88%
Other	94%	97%

Consolidated
Automobile	22%	21%
Motorcycle	97%	98%
Other	18%	9%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	June 30, 2024	March 31, 2024	June 30, 2024	March 31, 2024

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$1,920	$1,826	57	56
Motorcycle	568	549	65	66
Other	38	44	25	29
Total wholesale flooring loans	$2,526	$2,419	147	151
Commercial loans	$1,323	$1,233

Canada Segment
Wholesale flooring loans	$339	$365	40	48
Commercial loans	$35	$35

Consolidated
Wholesale flooring loans	$2,865	$2,784	187	199
Commercial loans	$1,358	$1,268
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment		Canada Segment		Consolidated

	As of or for the three months ended June 30,
	2024	2023	2024	2023	2024	2023

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$339	$242	$14	$11	$353	$253
Provision for credit losses	67	77	4	2	71	79
Charge-offs, net of recoveries	(30)	(23)	(3)	(1)	(33)	(24)
Effect of translation adjustment	—	—		—	—	—
Allowance for credit losses at end of period	$376	$296	$15	$12	$391	$308

Charge-offs as a percentage of average receivable balance (1), (3)	0.28%	0.27%	0.21%	0.07%	0.27%	0.24%
Allowance as a percentage of ending receivable balance (1)	0.84%	0.82%	0.31%	0.30%	0.79%	0.76%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$142	$128	$6	$4	$148	$132
As a percentage of ending receivable balance (1),(2)	0.32%	0.36%	0.12%	0.09%	0.30%	0.33%

Operating leases:
Early termination loss on operating leases	$18	$12	$—	$—	$18	$12
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
(3)Percentages for the three months ended June 30, 2024 and 2023 have been annualized.

In the United States segment, we recognized a provision for credit losses on our finance receivables of $67 million and $77 million during the first quarter of fiscal year 2025 and 2024, respectively. The decrease in the provision for credit losses was due to a smaller increase in the allowance for credit losses during the first quarter of fiscal year 2025 compared to the same period in fiscal year 2024, which was partially offset by an increase in net charge-offs. The increase in net charge-offs was due to the increase in the volume of retail loans with longer terms which typically have higher loan-to-value ratios, and as a result, higher loss severities. We recognized early termination losses on operating leases of $18 million and $12 million during the first quarter of fiscal year 2025 and 2024, respectively. Early termination losses on operating leases increased due to the increases in realized losses, our estimate of early termination losses, and acquisition volumes. The increase in operating lease delinquencies and forecasted unemployment rates contributed to the increase in our estimate of early termination losses.
In the Canada segment, we recognized a provision for credit losses on our finance receivable of $4 million and $2 million during the first quarter of fiscal year 2025 and 2024, respectively. Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs.

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
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first quarter of fiscal year 2025. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Estimates—Estimated End of Term Residual Values” below.
The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended June 30,
	2024	2023

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	120	118
Sales through auctions and dealer direct programs (3)	2	—
Total termination units	122	118

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	17	22
Total termination units	17	22

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	137	140
Sales through auctions and dealer direct programs (3)	2	—
Total termination units	139	140
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
The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of June 30, 2024 and March 31, 2024 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of June 30, 2024 and March 31, 2024, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on June 30, 2024. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate (1)
	June 30, 2024	March 31, 2024	June 30, 2024	March 31, 2024

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$5,396	$4,499	5.67%	5.71%
Bank loans	900	900	6.21%	6.21%
Public MTN program	31,509	31,151	3.68%	3.58%
Total unsecured debt	$37,805	$36,550
Secured debt	9,496	8,813	4.71%	4.48%
Total debt	$47,301	$45,363

Canada Segment
Unsecured debt:
Commercial paper	$709	$794	4.98%	5.20%
Bank loans	895	904	5.62%	5.89%
Other debt	3,429	3,318	3.90%	3.59%
Total unsecured debt	5,033	5,016
Secured debt	471	538	5.64%	5.91%
Total debt	$5,504	$5,554

Consolidated
Unsecured debt:
Commercial paper	$6,105	$5,293	5.59%	5.64%
Bank loans	1,795	1,804	5.92%	6.05%
Public MTN program	31,509	31,151	3.68%	3.58%
Other debt	3,429	3,318	3.90%	3.59%
Total unsecured debt	42,838	41,566
Secured debt	9,967	9,351	4.75%	4.56%
Total debt	$52,805	$50,917
______________________

(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.
Commercial Paper
As of June 30, 2024, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.8 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the three months ended June 30, 2024, consolidated commercial paper month-end outstanding principal balances ranged from $5.1 billion to $6.1 billion.
Bank Loans
During the three months ended June 30, 2024, neither AHFC nor HCFI entered into any new loan agreements. As of June 30, 2024, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $73 million to $500 million. As of June 30, 2024, the remaining maturities of all bank loans outstanding ranged from 82 days to approximately 2.8 years. The weighted average remaining maturity on all bank loans was 1.6 years as of June 30, 2024.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of June 30, 2024, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the three months ended June 30, 2024, AHFC issued $1.5 billion of floating rate notes ranging from 12 months to 18 months. The weighted average remaining maturities of all Public MTNs was 2.4 years as of June 30, 2024.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of June 30, 2024, management believes that AHFC was in compliance with all covenants under the indenture.
The table below presents a summary of outstanding debt issued under our Public MTN Programs by currency:

	June 30, 2024	March 31, 2024

	(U.S. dollars in millions)
U.S. dollar	$26,053	$25,673
Euro	3,630	3,656
Sterling	1,826	1,822
Total	$31,509	$31,151
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the three months ended June 30, 2024, HCFI issued C$500 million ($366 million) of fixed rate notes and C$200 million ($146 million) of floating rate notes. As of June 30, 2024, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 89 days to approximately 4.9 years. The weighted average remaining maturities of these notes was 2.8 years as of June 30, 2024.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2024, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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

During the three months ended June 30, 2024, we issued notes through asset-backed securitizations totaling $2.0 billion, which were secured by assets with an initial balance of $2.2 billion. There were no outstanding operating lease securitizations as of June 30, 2024.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 21, 2025, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of June 30, 2024, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.5 billion) syndicated bank credit facility that includes a C$1.0 billion ($731 million) credit agreement, which expires on March 25, 2025 and a C$1.0 billion ($731 million) credit agreement, which expires March 25, 2027. As of June 30, 2024, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace the credit agreements prior to or on the expiration dates.
The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of June 30, 2024, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of June 30, 2024, no amounts were drawn upon under these agreements. These agreements expire in September 2024. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of June 30, 2024 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $20 million and $15 million during the three months ended June 30, 2024 and 2023, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of June 30, 2024, AHFC and its consolidated subsidiaries had $61.6 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $16.6 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.
Material Cash Requirements
The following table summarizes our material cash requirements from contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve-month periods ending June 30,
	Total	2025	2026	2027	2028	2029	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$42,959	$17,661	$7,347	$5,710	$3,990	$5,182	$3,069
Secured debt obligations (1)	9,984	5,234	2,956	1,606	188	—	—
Interest payments on debt (2)	4,427	1,684	1,037	640	444	279	343
Total	$57,370	$24,579	$11,340	$7,956	$4,622	$5,461	$3,412

_______________________

(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of June 30, 2024.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of June 30, 2024.
The obligations in the above table do not include certain lending commitments to dealers since the amount and timing of future payments is uncertain. Refer to Note 8—Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information on these commitments.

Our contractual obligations on derivative instruments are also excluded from the table above because our future cash obligations under these contracts are inherently uncertain. We recognize all derivative instruments on our consolidated balance sheets at fair value. The amounts recognized as fair value do not represent the amounts that will be ultimately paid or received upon settlement under these contracts. Refer to Note 5—Derivative Instruments of Notes to Consolidated Financial Statements for additional information on derivative instruments.
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
All derivative financial instruments are recorded on our consolidated balance sheets as assets or liabilities, and carried at fair value. Changes in the fair value of derivatives are recognized in our consolidated statements of income in the period of the change. Since we do not elect to apply hedge accounting, the impact to earnings resulting from these valuation adjustments as reported under GAAP is not representative of our results of operations as evaluated by management. Realized gains and losses on derivative instruments, net of realized gains and losses on foreign currency denominated debt, are included in the measure of net revenues when we evaluate segment performance. Refer to Note 13—Segment Information of Notes to Consolidated Financial Statements (Unaudited) for additional information about segment information and Note 5—Derivative Instruments of Notes to Consolidated Financial Statements (Unaudited) for additional information on derivative instruments.
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
Sensitivity Analysis
We applied the baseline economic scenarios for the United States and Canada that were obtained from a third party economic research firm in our models to determine our allowance for credit losses on retail loans and estimated early termination losses on operating lease assets as of June 30, 2024. These baseline economic scenarios represent forecasts of the most likely economic future, with an equal probability of economic conditions being better or worse than forecasted. Alternative economic scenarios were also obtained from the third party economic research firm. As an example of the sensitivity of our accounting estimates, we applied upside and downside economic scenarios in our models. The peak unemployment rate over the next 24 month period under the upside and downside economic scenarios in the United States was 3.8% and 8.0%, respectively. The resulting allowance for credit losses on retail loans under the upside and downside economic scenarios was $341 million and $542 million, respectively. Similarly, the resulting estimated early termination losses on operating lease assets were $87 million and $130 million, respectively.
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
Sensitivity Analysis
If future expected end of term market values for all outstanding operating leases as of June 30, 2024 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $34 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $8 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis is specific to the conditions in effect as of June 30, 2024 and does not consider the effect declines in estimated end of term market values may have on return rates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2024, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information on our material legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, which was filed with the SEC on June 20, 2024.
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
4.4
Trust Indenture between Honda Canada Finance Inc., as issuer, and BNY Trust Company of Canada (as successor to CIBC Mellon Trust Company), as trustee, dated as of September 26, 2005, as supplemented by supplemental indentures from time to time, and the Form of Debenture.

Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.

4.5	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
4.6	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit number 4.6 filed with our quarterly report on Form 10-Q, dated February 8, 2018.
4.7	Form of Fixed Rate Medium-Term Note, Series A and Form of Floating Rate Medium-Term Note, Series A.	Incorporated herein by reference to Exhibit numbers 4.1 and 4.2 filed with our current report on Form 8-K, dated August 11, 2022.
4.8	Description of Floating Rate Medium-Term Notes, Series A, due April 29, 2026.	Filed herewith.
4.9	Description of 3.650% Medium-Term Notes, Series A, Due April 23, 2031.	Filed herewith
31.1	Certification of Principal Executive Officer	Filed herewith.
31.2	Certification of Principal Financial Officer	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 08, 2024

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President, Assistant Secretary and Compliance Officer (Principal Accounting Officer)