Form 10-Q
period 2024-09-30
AMERICAN HONDA FINANCE CORP
filed 2024-11-07
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-36111
AMERICAN HONDA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1919 Torrance Blvd., Torrance, California	90501
(Address of principal executive offices)	(Zip Code)

(310) 972-2288
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
0.750% Medium-Term Notes, Series A Due November 25, 2026	HMC/26A	New York Stock Exchange
3.500% Medium-Term Notes, Series A Due April 24, 2026	HMC/26F	New York Stock Exchange
Floating Rate Medium-Term Notes, Series A Due April 29, 2026	HMC/26G	New York Stock Exchange
Floating Rate Medium-Term Notes, Series A Due May 29, 2026	HMC/26H	New York Stock Exchange
1.500% Medium-Term Notes, Series A Due October 19, 2027	HMC/27A	New York Stock Exchange
3.750% Medium-Term Notes, Series A Due October 25, 2027	HMC/27B	New York Stock Exchange
0.300% Medium-Term Notes, Series A Due July 7, 2028	HMC/28A	New York Stock Exchange
5.600% Medium-Term Notes, Series A Due September 6, 2030	HMC/30A	New York Stock Exchange
3.650% Medium-Term Notes, Series A Due April 23, 2031	HMC/31B	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of October 31, 2024, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

REDUCED DISCLOSURE FORMAT
American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly-owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2024

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
•changes in economic and general business conditions, both domestically and internationally, including inflationary pressures, changes in interest rates and changes in international trade policy;
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

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share data)

	September 30, 2024	March 31, 2024
Assets
Cash and cash equivalents	$1,898	$1,670
Finance receivables, net of allowance for credit losses of $412 and $353	50,937	47,248
Investment in operating leases, net	28,647	27,378
Due from Parent and affiliated companies	210	137
Income taxes receivable	97	79
Other assets	1,353	1,214
Derivative instruments	640	743
Total assets	$83,782	$78,469
Liabilities and Equity
Debt	$56,521	$50,917
Due to Parent and affiliated companies	146	153
Income taxes payable	199	148
Deferred income taxes	5,659	5,701
Other liabilities	1,535	1,455
Derivative instruments	1,120	1,472
Total liabilities	65,180	59,846
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of September 30, 2024 and March 31, 2024	1,366	1,366
Retained earnings	16,266	16,254
Accumulated other comprehensive loss	(137)	(137)
Total shareholder’s equity	17,495	17,483
Noncontrolling interest in subsidiary	1,107	1,140
Total equity	18,602	18,623
Total liabilities and equity	$83,782	$78,469

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	September 30, 2024	March 31, 2024
Finance receivables, net	$11,314	$9,796
Other assets	785	740
Total assets	$12,099	$10,536

Secured debt	$10,785	$9,351
Other liabilities	18	17
Total liabilities	$10,803	$9,368

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Revenues:
Retail	$684	$498	$1,314	$934
Dealer	76	52	148	102
Operating leases	1,585	1,530	3,126	3,067
Total revenues	2,345	2,080	4,588	4,103
Leased vehicle expenses	1,082	1,110	2,139	2,220
Interest expense	613	396	1,167	719
Net revenues	650	574	1,282	1,164
Other income, net	40	26	80	55
Total net revenues	690	600	1,362	1,219
Expenses:
General and administrative expenses	144	129	276	256
Provision for credit losses	87	69	158	148
Early termination loss on operating leases	37	28	55	40
(Gain)/Loss on derivative instruments	(288)	247	(200)	176
(Gain)/Loss on foreign currency revaluation of debt	283	(208)	259	(158)
Total expenses	263	265	548	462
Income before income taxes	427	335	814	757
Income tax expense	111	89	231	221
Net income	316	246	583	536
Less: Net income attributable to noncontrolling interest	18	18	35	43
Net income attributable to American Honda Finance Corporation	$298	$228	$548	$493

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Net income	$316	$246	$583	$536
Other comprehensive income:
Foreign currency translation adjustment	24	(58)	—	(10)
Comprehensive income	340	188	583	526
Less: Comprehensive income/(loss) attributable to noncontrolling interest	29	(10)	35	38
Comprehensive income attributable to American Honda Finance Corporation	$311	$198	$548	$488

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2023	$19,025	$16,688	$(135)	$1,366	$1,106
Net income	290	265	—	—	25
Other comprehensive income	48	—	25	—	23
Balance at June 30, 2023	$19,363	$16,953	$(110)	$1,366	$1,154
Net income	246	228	—	—	18
Other comprehensive loss	(58)	—	(30)	—	(28)
Dividends declared	(587)	(553)	—	—	(34)
Balance at September 30, 2023	$18,964	$16,628	$(140)	$1,366	$1,110

Balance at March 31, 2024	$18,623	$16,254	$(137)	$1,366	$1,140
Net income	267	250	—	—	17
Other comprehensive loss	(24)	—	(13)	—	(11)
Balance at June 30, 2024	$18,866	$16,504	$(150)	$1,366	$1,146
Net income	316	298	—	—	18
Other comprehensive income	24	—	13	—	11
Dividends declared	(604)	(536)	—	—	(68)
Balance at September 30, 2024	$18,602	$16,266	$(137)	$1,366	$1,107

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Six months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$583	$536
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	13	124
Provision for credit losses	158	148
Early termination loss on operating leases	55	40
Depreciation on leased vehicles	2,126	2,214
Accretion of unearned subsidy income	(523)	(465)
Amortization of deferred dealer participation and other deferred costs	204	177
Gain on disposition of leased vehicles	(52)	(59)
Deferred income taxes	(44)	(215)
Changes in operating assets and liabilities:
Income taxes receivable/payable	130	(101)
Other assets	(49)	(25)
Accrued interest/discounts on debt	81	89
Other liabilities	23	114
Due to/from Parent and affiliated companies	(78)	(80)
Net cash provided by operating activities	2,627	2,497
Cash flows from investing activities:
Finance receivables acquired	(14,725)	(14,398)
Principal collected on finance receivables	10,734	9,009
Net change in wholesale loans	(155)	(23)
Purchase of operating lease vehicles	(9,327)	(7,068)
Disposal of operating lease vehicles	5,480	5,383
Cash received for unearned subsidy income	909	447
Other investing activities, net	(2)	(4)
Net cash used in investing activities	(7,086)	(6,654)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Six months ended September 30,
	2024	2023
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$15,391	$24,065
Paydown of commercial paper	(15,183)	(23,200)
Proceeds from issuance of short-term debt	1,099	600
Paydown of short-term debt	(600)	(74)
Proceeds from issuance of medium-term notes and other debt	7,062	6,578
Paydown of medium-term notes and other debt	(3,865)	(4,858)
Proceeds from issuance of secured debt	4,358	3,618
Paydown of secured debt	(2,932)	(2,356)
Dividends paid	(604)	(587)
Net cash provided by financing activities	4,726	3,786
Effect of exchange rate changes on cash and cash equivalents	(1)	1
Net increase/(decrease) in cash and cash equivalents	266	(370)
Cash and cash equivalents and restricted cash at beginning of period	2,385	1,964
Cash and cash equivalents and restricted cash at end of period	$2,651	$1,594
Supplemental disclosures of cash flow information:
Interest paid	$1,079	$599
Income taxes paid	$140	$533

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	September 30,
	2024	2023
Cash and cash equivalents	$1,898	$993
Restricted cash included in other assets (1)	753	601
Total	$2,651	$1,594
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
The presentation of consolidated statements of changes in equity has been revised to include subtotals for interim quarters for the current fiscal year and comparative periods.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments address investor requests for more transparent information. The primary goal is to improve the decision usefulness of expense information on public business entities’ income statements through the disaggregation of relevant expense captions in the notes to the financial statements. The amendments are effective for the Company for fiscal years beginning April 1, 2027 and for interim periods beginning April 1, 2028. The Company is currently assessing the impact of this standard on the consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	September 30, 2024
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$47,106	$4,257	$51,363
Allowance for credit losses	(404)	(8)	(412)
Deferred dealer participation and other deferred costs	618	—	618
Unearned subsidy income	(632)	—	(632)
Finance receivables, net	$46,688	$4,249	$50,937

	March 31, 2024
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$43,492	$4,060	$47,552
Allowance for credit losses	(345)	(8)	(353)
Deferred dealer participation and other deferred costs	600	—	600
Unearned subsidy income	(551)	—	(551)
Finance receivables, net	$43,196	$4,052	$47,248

Finance receivables include retail loans with a net carrying amount of $11.3 billion and $9.8 billion as of September 30, 2024 and March 31, 2024, respectively, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and six months ended September 30, 2024
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of July 1, 2024	$383	$8	$391
Provision	87	—	87
Charge-offs	(97)	—	(97)
Recoveries	31	—	31
Effect of translation adjustment	—	—	—
Ending balance as of September 30, 2024	$404	$8	$412

Beginning balance as of April 1, 2024	$345	$8	$353
Provision	158	—	158
Charge-offs	(176)	—	(176)
Recoveries	77	—	77
Effect of translation adjustment	—	—	—
Ending balance as of September 30, 2024	$404	$8	$412

	Three and six months ended September 30, 2023
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of July 1, 2023	$303	$5	$308
Provision	69	—	69
Charge-offs	(67)	—	(67)
Recoveries	22	—	22
Effect of translation adjustment	—	—	—
Ending balance as of September 30, 2023	$327	$5	$332

Beginning balance as of April 1, 2023	$248	$5	$253
Provision	148	—	148
Charge-offs	(115)	—	(115)
Recoveries	46	—	46
Effect of translation adjustment	—	—	—
Ending balance as of September 30, 2023	$327	$5	$332

The allowance increased during the six months ended September 30, 2024 primarily due to the expected credit losses recognized on the high volume of retail loan acquisitions during the period. The increase was also attributable to the increasing trend of delinquencies and net charge offs.

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

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
September 30, 2024
Retail loans:
New automobile	$309	$87	$23	$419	$36,567	$36,986
Used and certified automobile	158	50	13	221	8,355	8,576
Motorcycle and other	18	8	5	31	1,499	1,530
Total retail loans	485	145	41	671	46,421	47,092
Dealer loans:
Wholesale flooring	—	—	1	1	2,941	2,942
Commercial loans	—	—	—	—	1,315	1,315
Total dealer loans	—	—	1	1	4,256	4,257
Total finance receivables	$485	$145	$42	$672	$50,677	$51,349

March 31, 2024
Retail loans:
New automobile	$253	$59	$15	$327	$33,858	$34,185
Used and certified automobile	134	33	9	176	7,815	7,991
Motorcycle and other	15	6	3	24	1,341	1,365
Total retail loans	402	98	27	527	43,014	43,541
Dealer loans:
Wholesale flooring	1	—	—	1	2,785	2,786
Commercial loans	—	—	—	—	1,274	1,274
Total dealer loans	1	—	—	1	4,059	4,060
Total finance receivables	$403	$98	$27	$528	$47,073	$47,601

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2025	2024	2023	2022	2021	Prior	Total

	(U.S. dollars in millions)
September 30, 2024
Credit grade A	$7,383	$11,360	$5,216	$2,906	$2,156	$457	$29,478
Credit grade B	2,029	3,401	1,852	930	593	184	8,989
Credit grade C	1,526	2,399	1,135	602	390	151	6,203
Credit grade D	444	625	273	147	111	84	1,684
Others	169	247	155	91	51	25	738
Total retail loans	$11,551	$18,032	$8,631	$4,676	$3,301	$901	$47,092
Gross charge-offs for the six months ended September 30, 2024	$4	$88	$45	$21	$11	$7	$176

	Retail loans by vintage fiscal year

	2024	2023	2022	2021	2020	Prior	Total

	(U.S. dollars in millions)
March 31, 2024
Credit grade A	$14,094	$5,788	$3,713	$2,907	$597	$121	$27,220
Credit grade B	4,110	2,065	1,113	778	237	66	8,369
Credit grade C	2,853	1,338	758	526	200	61	5,736
Credit grade D	779	306	182	149	97	36	1,549
Others	338	142	96	57	22	12	667
Total retail loans	$22,174	$9,639	$5,862	$4,417	$1,153	$296	$43,541
Gross charge-offs for the fiscal year ended March 31, 2024	$58	$109	$61	$34	$19	$12	$293
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

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2025	2024	2023	2022	2021	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
September 30, 2024
Group I	$40	$135	$54	$14	$111	$91	$798	$1,859	$3,102
Group II	—	46	2	—	—	24	—	1,082	1,154
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$40	$181	$56	$14	$111	$115	$798	$2,942	$4,257
Gross charge-offs for the six months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Commercial loans by vintage fiscal year

	2024	2023	2022	2021	2020	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
March 31, 2024
Group I	$146	$55	$9	$114	$45	$84	$748	$1,874	$3,075
Group II	44	3	5	1	—	20	—	911	984
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$190	$58	$14	$115	$45	$104	$748	$2,786	$4,060
Gross charge-offs for the fiscal year ended March 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loan Modifications
The contractual terms of loans may be modified when borrowers are experiencing financial difficulties in an effort to mitigate losses. There were no dealer loans that were modified for dealers experiencing financial difficulties during the six months ended September 30, 2024. Payment deferrals are granted on retail loans, however the delays in payments are considered insignificant since the number of deferred payments are limited and interest continues to accrue during the deferral period. Starting in April 2023, the Company began granting term extensions on retail loans in the United States. Term extensions extend the maturity date of the loan which reduces the monthly payments over the remaining extended term of the loan. Term extensions do not change the contractual interest rates or reduce the outstanding principal balances. During the six months ended September 30, 2024, term extensions were not material to the Company’s consolidated financial statements. Retail loans may also be modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, which may include interest rate adjustments, term extensions, and principal forgiveness. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the six months ended September 30, 2024.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	September 30, 2024	March 31, 2024

	(U.S. dollars in millions)
Operating lease vehicles (1)	$35,560	$34,840
Accumulated depreciation	(5,758)	(6,616)
Deferred dealer participation and initial direct costs	116	103
Unearned subsidy income	(1,162)	(854)
Estimated early termination losses	(109)	(95)
Investment in operating leases, net	$28,647	$27,378
 ________________________
(1)Net of investment tax credits.

Operating lease revenue consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
	(U.S. dollars in millions)
Lease payments	$1,411	$1,384	$2,801	$2,784
Subsidy income and dealer rate participation, net	153	123	292	251
Reimbursed lessor costs	21	23	33	32
Total operating lease revenue, net	$1,585	$1,530	$3,126	$3,067

Leased vehicle expenses consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023

	(U.S. dollars in millions)
Depreciation expense	$1,068	$1,098	$2,126	$2,214
Initial direct costs and other lessor costs	36	40	65	65
Gain on disposition of leased vehicles (1)	(22)	(28)	(52)	(59)
Total leased vehicle expenses, net	$1,082	$1,110	$2,139	$2,220
________________________
(1)Included in the gain on disposition of leased vehicles are end of term charges of $2 million and $1 million for the three months ended September 30, 2024, and 2023, respectively and $6 million and $2 million for the six months ended September 30, 2024 and 2023, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Contractual operating lease payments due as of September 30, 2024 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve-month periods ending September 30,	(U.S. dollars in millions)

2025	$5,032
2026	3,741
2027	1,743
2028	329
2029	51
Total	$10,896
The Company recognized early termination losses on operating leases of $37 million and of $28 million during the three months ended September 30, 2024 and 2023, respectively, and $55 million and $40 million during the six months ended September 30, 2024 and 2023, respectively. Net realized losses totaled $31 million and $20 million during the three months ended September 30, 2024 and 2023, respectively, and $41 million and $23 million during the six months ended September 30, 2024 and 2023, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $6 million and $4 million for the three months ended September 30, 2024 and 2023, respectively, and $12 million and $7 million for six months ended September 30, 2024 and 2023, respectively.
No impairment losses due to declines in estimated residual values were recognized during both the three and six months ended September 30, 2024 and 2023.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate (1)		Contractual interest rate ranges
	September 30, 2024	March 31, 2024	September 30, 2024	March 31, 2024	September 30, 2024	March 31, 2024

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,489	$5,293	5.17%	5.64%	3.92 - 5.60%	5.02 - 5.70%
Bank loans	1,804	1,804	5.54%	6.05%	5.12 - 6.03%	5.68 - 6.57%
Public MTN program	35,159	31,151	4.04%	3.58%	0.30 - 6.22%	0.30 - 6.06%
Other debt	3,284	3,318	3.75%	3.59%	1.34 - 5.73%	1.34 - 6.40%
Total unsecured debt	45,736	41,566
Secured debt	10,785	9,351	4.85%	4.56%	0.33 - 5.87%	0.27 - 5.94%
Total debt	$56,521	$50,917
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.

As of September 30, 2024, the outstanding principal balance of long-term debt with floating interest rates totaled $10.6 billion, long-term debt with fixed interest rates totaled $38.8 billion, and short-term debt with floating or fixed interest rates totaled $7.1 billion. As of March 31, 2024, the outstanding principal balance of long-term debt with floating interest rates totaled $7.7 billion, long-term debt with fixed interest rates totaled $36.9 billion, and short-term debt with floating or fixed interest rates totaled $6.3 billion.
Commercial Paper
As of both September 30, 2024 and March 31, 2024, the Company had commercial paper programs that provide the Company with available funds of up to $8.8 billion, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $5.6 billion and $6.9 billion during the six months ended September 30, 2024 and 2023, respectively. The maximum balance outstanding at any month-end during the six months ended September 30, 2024 and 2023 was $6.1 billion and $7.2 billion, respectively.
Bank Loans
Outstanding bank loans at September 30, 2024 were long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of September 30, 2024 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Public MTN Program
In August 2024, AHFC renewed its Public MTN program by filing a new prospectus supplement with the SEC under which it may issue from time to time up to $45.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of September 30, 2024 were short-term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
Other Debt
The outstanding balances as of September 30, 2024 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of September 30, 2024 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 21, 2025, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of September 30, 2024, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.5 billion syndicated bank credit facility that includes a $739 million credit agreement, which expires on March 25, 2025 and a $739 million credit agreement, which expires on March 25, 2027. As of September 30, 2024, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace the credit agreements prior to or on the expiration dates.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of September 30, 2024, no amounts were drawn upon under these agreements. These agreements expire in September 2025. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 5. Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 12 regarding the valuation of derivative instruments.

	September 30, 2024			March 31, 2024
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$68,302	$478	$782	$64,146	$714	$881
Cross currency swaps	7,786	162	338	5,755	29	591
Gross derivative assets/liabilities		640	1,120		743	1,472
Collateral posted/held		27	—		1	9
Counterparty netting adjustment		(545)	(545)		(701)	(701)
Net derivative assets/liabilities		$122	$575		$43	$780

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023

	(U.S. dollars in millions)
Interest rate swaps	$(34)	$(20)	$(33)	$106
Cross currency swaps	322	(227)	233	(282)
Total gain/(loss) on derivative instruments	$288	$(247)	$200	$(176)

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended September 30,		Six months ended September 30,
Income Statement	2024	2023	2024	2023

	(U.S. dollars in millions)
Revenue:
Subsidy income	$270	$226	$519	$462
General and administrative expenses:
Support Compensation Agreement fees	21	16	41	31
Benefit plan expenses	2	1	3	3
Shared services	20	19	39	37
Lease expense	1	1	2	2

Balance Sheet	September 30, 2024	March 31, 2024

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(619)	$(542)
Investment in operating leases, net:
Unearned subsidy income	(1,161)	(853)
Due from Parent and affiliated companies	210	137
Liabilities:
Due to Parent and affiliated companies	146	153
Other liabilities:
Accrued benefit expenses	66	64
Operating lease liabilities	9	11

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
Other
The majority of the amounts due from the Parent and affiliated companies at September 30, 2024 and March 31, 2024 were related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at September 30, 2024 and March 31, 2024 were related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 7. Income Taxes
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law. The IRA includes tax provisions for new corporate alternative minimum tax (CAMT) of 15% on adjusted financial statement income of corporations with profits greater than $1.0 billion, effective for taxable years beginning after December 31, 2022, in addition to a new tax credit for qualified commercial clean vehicles (QCCV) that applies to vehicles acquired after December 31, 2022. At September 30, 2024, based on proposed guidance and regulations issued to date, the Company does not expect to incur CAMT liability for fiscal year 2025 and expects to generate and utilize material QCCV tax credits during the fiscal year 2025. The Company accounts for the QCCV tax credits using the deferral method. QCCV tax credits are initially deferred as reductions to the acquisition cost of the related operating lease assets and subsequently recognized over the lease terms as reductions to depreciation expense. QCCV tax credits totaling $97 million were deferred during the six months ended September 30, 2024. The Company will continue to evaluate the effects of IRA as additional guidance and regulations are issued.
During fiscal years 2024 and 2025, several countries, including Japan and Canada, enacted tax laws to adopt various aspects of the Organization for Economic Cooperation and Development (OECD) Global Anti-Base Erosion Model Rules (GloBE Rules). The GloBE Rules are designed to ensure large multinational enterprises (MNEs) pay a minimum level of tax (“Minimum Tax”) on income in each of the jurisdictions in which they operate. These rules generally apply to MNE groups with annual revenue of €750 million or more. The Company is in scope of the GloBE Rules, effective as of April 1, 2024, as a result of our affiliation with HMC. On June 20, 2024, Canada, where the Company’s Canadian subsidiary HCFI is incorporated, enacted the Global Minimum Tax Act, which implemented the Income Inclusion Rule and Qualified Domestic Minimum Top-up tax under the GloBE Rules, effective from April 1, 2024. Since HCFI is expected to have an effective tax rate that exceeds the 15% minimum rate, the Company has no related current tax expense associated with the Minimum Tax as of September 30, 2024. To date, the U.S., where we have operations and conduct business, has not enacted laws to adopt the GloBE Rules. Based on preliminary analysis, we do not expect a material tax impact as a result of the GloBE Rules. The Company will continue to monitor legislative developments and changes in business for potential impacts of the GloBE Rules on future periods.
The Company's effective tax rate was 26.0% and 26.6% for the three months ended September 30, 2024 and 2023, respectively, and 28.4% and 29.2% for six months ended September 30, 2024 and 2023, respectively. The Company's effective tax rates for the three and six months ended September 30, 2024, differ from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At September 30, 2024, $1.0 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of September 30, 2024 were to be distributed, the tax liability associated with these earnings would be $128 million, inclusive of currency translation adjustments.
As of September 30, 2024, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2023, and for various U.S. state returns filed for the taxable years ended March 31, 2008 through 2023. The Company’s Canadian subsidiary, HCFI, is subject to examination for federal and provincial returns filed for the taxable years ended March 31, 2017 through 2024. The Company believes appropriate provision has been made for all outstanding issues for all open years and does not expect any material changes in the amounts of unrecognized tax benefits during the fiscal year ending March 31, 2025.

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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At September 30, 2024, maturities of operating lease liabilities were as follows:

Twelve-month periods ending September 30,	(U.S. dollars in millions)

2025	$9
2026	10
2027	10
2028	9
2029	7
Thereafter	20
Total undiscounted future lease obligations	65
Less: imputed interest	(7)
Operating lease liabilities	$58

Lease expense under operating leases was $3 million for both the three months ended September 30, 2024 and 2023, and $5 million for both the six months ended September 30, 2024 and 2023. Lease expense is included within general and administrative expenses.
As of September 30, 2024, the weighted average remaining lease term for operating leases was 7.1 years and the weighted average remaining discount rate for operating leases was 3%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $542 million as of September 30, 2024. The Company also has commitments to finance the construction of automobile dealership facilities. The remaining unfunded balance for these construction loans was $6 million as of September 30, 2024.

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
During the six months ended September 30, 2024 and 2023, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $4.4 billion and $3.6 billion, respectively. The notes were secured by assets with an initial balance of $4.7 billion and $3.9 billion, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The table below presents the carrying amounts of assets and liabilities of consolidated SPEs as they are reported in the Company’s consolidated balance sheets. All amounts exclude intercompany balances, which have been eliminated upon consolidation. Investors in notes issued by a SPE only have recourse to the assets of such SPE and do not have recourse to the assets of AHFC, HCFI, or its other subsidiaries or to other SPEs. The assets of SPEs are the only source of funds for repayment on the notes. There were no outstanding operating lease securitizations as of September 30, 2024.

	September 30, 2024

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$11,314	$753	$32	$10,785	$18

	March 31, 2024

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,796	$715	$25	$9,351	$17
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of September 30, 2024 and March 31, 2024, AHFC and HCFI had combined cash collections of $546 million and $476 million, respectively, which were required to be remitted to the SPEs.

Note 10. Other Assets
Other assets consisted of the following:

	September 30, 2024	March 31, 2024

	(U.S. dollars in millions)
Accrued interest and fees on finance receivables	$179	$163
Accrued lease payments and fees on operating leases	71	64
Vehicles held for disposition	194	138
Restricted cash	753	715
Operating lease right-of-use assets	50	54
Other miscellaneous assets	106	80
Total	$1,353	$1,214

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 11. Other Liabilities
Other liabilities consisted of the following:

	September 30, 2024	March 31, 2024

	(U.S. dollars in millions)
Dealer payables	$302	$288
Accrued interest expense	394	317
Accounts payable and accrued expenses	323	334
Lease security deposits	48	50
Unearned income, operating leases	258	250
Operating lease liabilities	58	62
Uncertain tax positions	109	105
Other liabilities	43	49
Total	$1,535	$1,455

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$478	$—	$478
Cross currency swaps	—	162	—	162
Total assets	$—	$640	$—	$640
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$782	$—	$782
Cross currency swaps	—	338	—	338
Total liabilities	$—	$1,120	$—	$1,120

	March 31, 2024
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$714	$—	$714
Cross currency swaps	—	29	—	29
Total assets	$—	$743	$—	$743
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$881	$—	$881
Cross currency swaps	—	591	—	591
Total liabilities	$—	$1,472	$—	$1,472

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the six months ended September 30, 2024 and 2023. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
September 30, 2024
Vehicles held for disposition	$—	$—	$164	$164	$57
September 30, 2023
Vehicles held for disposition	$—	$—	$46	$46	$12

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

	September 30, 2024
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,249	—	—	$3,902	$3,902
Retail loans, net	46,688	—	—	46,543	46,543
Liabilities:
Commercial paper	$5,489	—	$5,490	—	$5,490
Bank loans	1,804	—	1,806	—	1,806
Medium-term note programs	35,159	—	34,965	—	34,965
Other debt	3,284	—	3,308	—	3,308
Secured debt	10,785	—	10,891	—	10,891

	March 31, 2024
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,052	—	—	$3,700	$3,700
Retail loans, net	43,196	—	—	42,280	42,280
Liabilities:
Commercial paper	$5,293	—	$5,293	—	$5,293
Bank loans	1,804	—	1,811	—	1,811
Medium-term note programs	31,151	—	30,387	—	30,387
Other debt	3,318	—	3,251	—	3,251
Secured debt	9,351	—	9,333	—	9,333

Fair value information presented in the tables above is based on information available at September 30, 2024 and March 31, 2024. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Financial information for the three and six months ended September 30, 2024 and 2023 is summarized in the following tables:

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended September 30, 2024
Revenues:
Retail	$614	$70	$—	$684
Dealer	70	6	—	76
Operating leases	1,376	209	—	1,585
Total revenues	2,060	285	—	2,345
Leased vehicle expenses	926	156	—	1,082
Interest expense	550	63	—	613
Realized (gains)/losses on derivatives and foreign currency denominated debt	34	(6)	(28)	—
Net revenues	550	72	28	650
Other income, net	36	4	—	40
Total net revenues	586	76	28	690
Expenses:
General and administrative expenses	130	14	—	144
Provision for credit losses	84	3	—	87
Early termination loss on operating leases	37	—	—	37
Gain on derivative instruments	—	—	(288)	(288)
Loss on foreign currency revaluation of debt	—	—	283	283
Income before income taxes	$335	$59	$33	$427

Six months ended September 30, 2024
Revenues:
Retail	$1,181	$133	$—	$1,314
Dealer	135	13	—	148
Operating leases	2,705	421	—	3,126
Total revenues	4,021	567	—	4,588
Leased vehicle expenses	1,823	316	—	2,139
Interest expense	1,042	125	—	1,167
Realized (gains)/losses on derivatives and foreign currency denominated debt	60	(15)	(45)	—
Net revenues	1,096	141	45	1,282
Other income, net	72	8	—	80
Total net revenues	1,168	149	45	1,362
Expenses:
General and administrative expenses	248	28	—	276
Provision for credit losses	151	7	—	158
Early termination loss on operating leases	55	—	—	55
Gain on derivative instruments	—	—	(200)	(200)
Loss on foreign currency revaluation of debt	—	—	259	259
Income before income taxes	$714	$114	$(14)	$814

September 30, 2024
Finance receivables, net	$45,809	$5,128	$—	$50,937
Investment in operating leases, net	25,149	3,498	—	28,647
Total assets	74,841	8,941	—	83,782

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended September 30, 2023
Revenues:
Retail	$444	$54	$—	$498
Dealer	46	6	—	52
Operating leases	1,299	231	—	1,530
Total revenues	1,789	291	—	2,080
Leased vehicle expenses	930	180	—	1,110
Interest expense	336	60	—	396
Realized (gains)/losses on derivatives and foreign currency denominated debt	(33)	(17)	50	—
Net revenues	556	68	(50)	574
Other income, net	22	4	—	26
Total net revenues	578	72	(50)	600
Expenses:
General and administrative expenses	116	13	—	129
Provision for credit losses	66	3	—	69
Early termination loss on operating leases	28	—	—	28
Loss on derivative instruments	—	—	247	247
Gain on foreign currency revaluation of debt	—	—	(208)	(208)
Income before income taxes	$368	$56	$(89)	$335

Six months ended September 30, 2023
Revenues:
Retail	$832	$102	$—	$934
Dealer	91	11	—	102
Operating leases	2,596	471	—	3,067
Total revenues	3,519	584	—	4,103
Leased vehicle expenses	1,855	365	—	2,220
Interest expense	605	114	—	719
Realized (gains)/losses on derivatives and foreign currency denominated debt	(73)	(33)	106	—
Net revenues	1,132	138	(106)	1,164
Other income, net	47	8	—	55
Total net revenues	1,179	146	(106)	1,219
Expenses:
General and administrative expenses	230	26	—	256
Provision for credit losses	143	5	—	148
Early termination loss on operating leases	40	—	—	40
Loss on derivative instruments	—	—	176	176
Gain on foreign currency revaluation of debt	—	—	(158)	(158)
Income before income taxes	$766	$115	$(124)	$757

September 30, 2023
Finance receivables, net	$38,120	$4,584	$—	$42,704
Investment in operating leases, net	23,483	3,696	—	27,179
Total assets	64,494	8,687	—	73,181

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

Results of Operations
Operating Environment Overview
New vehicle production and dealer inventory levels have normalized since the lows we experienced during the first half of fiscal year 2023. Total consumer financing acquisition volumes remained strong with the support of incentive programs and our total outstanding asset balances continued to increase during the first six months of fiscal year 2025. Although benchmark interest rates declined during the second quarter of fiscal year 2025, the returns on our assets and effective interest rates on our debt remained higher during the first six months of fiscal year 2025 relative to the comparable period during fiscal 2024.
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
Segment Results—Comparison of the Three months ended September 30, 2024 and 2023
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Three months ended September 30,		Difference		Three months ended September 30,		Difference		Three months ended September 30,
	2024	2023	Amount	%	2024	2023	Amount	%	2024	2023

	(U.S. dollars in millions)
Revenues:
Retail	$614	$444	$170	38%	$70	$54	$16	30%	$684	$498
Dealer	70	46	24	52%	6	6	—	—%	76	52
Operating leases	1,376	1,299	77	6%	209	231	(22)	(10)%	1,585	1,530
Total revenues	2,060	1,789	271	15%	285	291	(6)	(2)%	2,345	2,080
Leased vehicle expenses	926	930	(4)	—%	156	180	(24)	(13)%	1,082	1,110
Interest expense	550	336	214	64%	63	60	3	5%	613	396
Realized losses/(gains) on derivatives and foreign currency debt	34	(33)	67	(203)%	(6)	(17)	11	(65)%	28	(50)
Net revenues	550	556	(6)	(1)%	72	68	4	6%	622	624
Other income	36	22	14	64%	4	4	—	—%	40	26
Total net revenues	586	578	8	1%	76	72	4	6%	662	650
Expenses:
General and administrative expenses	130	116	14	12%	14	13	1	8%	144	129
Provision for credit losses	84	66	18	27%	3	3	—	—%	87	69
Early termination loss on operating leases	37	28	9	32%	—	—	—	n/m	37	28
Income before income taxes	$335	$368	$(33)	(9)%	$59	$56	$3	5%	$394	$424
_______________________
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Three months ended September 30,		Difference		Three months ended September 30,		Difference
	2024	2023	Amount	%	2024	2023	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$41,628	$34,565	$7,063	20%	$4,646	$4,202	$444	11%
Average outstanding units	2,187	1,966	221	11%	284	271	13	5%
Effective yield	5.9%	5.1%			6.0%	5.2%

Dealer loans:
Average outstanding balance	$3,844	$2,567	$1,277	50%	$373	$328	$45	14%
Effective yield	7.2%	7.2%			6.6%	7.0%

Operating leases:
Average outstanding balance	$24,618	$23,607	$1,011	4%	$3,490	$3,810	$(320)	(8)%
Average outstanding units	842	905	(63)	(7)%	166	192	(26)	(14)%
Average monthly revenue(2)	$545	$479	$66	14%	$419	$401	$18	4%
Average monthly depreciation(2),(3)	$375	$352	$23	7%	$319	$315	$4	1%

Debt:
Average outstanding balance	$49,132	$38,146	$10,986	29%	$5,671	$5,472	$199	4%
Effective interest rate	4.5%	3.5%			4.5%	4.4%
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
Interest expense
Interest expense increased due to higher average outstanding debt and higher average interest rates. See “—Liquidity and Capital Resources” below for more information.

Realized (gains)/losses on derivatives and foreign currency debt
Net realized losses during the second quarter of fiscal year 2025 consisted of losses on pay float interest rate swaps of $130 million and losses on cross currency interest rate swaps of $73 million which were partially offset by gains on pay fixed interest rate swaps of $169 million.
Provision for credit losses
Provision for credit losses increased due to the increase in acquisition of retail loans. The increase was also attributable to the increasing trend of delinquencies and net charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to the increases in realized losses, our estimate of early termination losses, and acquisition volumes. See "—Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans increased due to higher yields and higher average outstanding balances.
–Revenue from dealer loans were consistent.
–Operating lease revenue decreased primarily due to lower average outstanding units and the effect of foreign currency translation adjustments.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units and the effect of foreign currency translation adjustments.
Interest expense
Interest expense increased due to higher average outstanding debt and higher average interest rates. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivative instruments
Net realized gains on interest rate swaps during the second quarter of fiscal year 2025 were attributable to realized gains on pay fixed interest rate swaps of $22 million which were partially offset by realized losses on pay float interest rate swaps of $16 million.
Provision for credit losses
We recognized provision for credit losses of $3 million during both the second quarter of fiscal years 2025 and 2024. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
We recognized early termination losses on operating leases of less than $1 million during both the second quarter of fiscal years 2025 and 2024. See "—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 26.0% for the second quarter of fiscal year 2025 compared to 26.6% for the same period in fiscal year 2024. The Company's effective tax rate for the three months ended September 30, 2024 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Segment Results—Comparison of the Six months ended September 30, 2024 and 2023
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Six months ended September 30,		Difference		Six months ended September 30,		Difference		Six months ended September 30,
	2024	2023	Amount	%	2024	2023	Amount	%	2024	2023

	(U.S. dollars in millions)
Revenues:
Retail	$1,181	$832	$349	42%	$133	$102	$31	30%	$1,314	$934
Dealer	135	91	44	48%	13	11	2	18%	148	102
Operating leases	2,705	2,596	109	4%	421	471	(50)	(11)%	3,126	3,067
Total revenues	4,021	3,519	502	14%	567	584	(17)	(3)%	4,588	4,103
Leased vehicle expenses	1,823	1,855	(32)	(2)%	316	365	(49)	(13)%	2,139	2,220
Interest expense	1,042	605	437	72%	125	114	11	10%	1,167	719
Realized losses (gains) on derivatives and foreign currency debt	60	(73)	133	(182)%	(15)	(33)	18	(55)%	45	(106)
Net revenues	1,096	1,132	(36)	(3)%	141	138	3	2%	1,237	1,270
Other income	72	47	25	53%	8	8	—	—%	80	55
Total net revenues	1,168	1,179	(11)	(1)%	149	146	3	2%	1,317	1,325
Expenses:
General and administrative expenses	248	230	18	8%	28	26	2	8%	276	256
Provision for credit losses	151	143	8	6%	7	5	2	40%	158	148
Early termination loss on operating leases	55	40	15	38%	—	—	—	n/m	55	40
Income before income taxes	$714	$766	$(52)	(7)%	$114	$115	$(1)	(1)%	$828	$881
_______________________
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Six months ended September 30,		Difference		Six months ended September 30,		Difference
	2024	2023	Amount	%	2024	2023	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$40,778	$33,395	$7,383	22%	$4,564	$4,050	$514	13%
Average outstanding units	2,155	1,938	217	11%	283	269	14	5%
Effective yield	5.8%	5.0%			5.8%	5.0%

Dealer loans:
Average outstanding balance	$3,757	$2,538	$1,219	48%	$376	$322	$54	17%
Effective yield	7.2%	7.2%			6.9%	7.0%

Operating leases:
Average outstanding balance	$24,322	$23,684	$638	3%	$3,512	$3,840	$(328)	(9)%
Average outstanding units	844	922	(78)	(8)%	169	197	(28)	(14)%
Average monthly revenue(2)	$534	$470	$64	14%	$414	$398	$16	4%
Average monthly depreciation(2),(3)	$369	$345	$24	7%	$317	$313	$4	1%

Debt:
Average outstanding balance	$47,896	$37,159	$10,737	29%	$5,593	$5,372	$221	4%
Effective interest rate	4.4%	3.3%			4.5%	4.2%
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

Realized (gains)/losses on derivatives and foreign currency debt
Net realized losses during the first six months of fiscal year 2025 consisted of losses on pay float interest rate swaps of $277 million and losses on cross currency interest rate swaps of $140 million which were partially offset by gains on pay fixed interest rate swaps of $357 million.
Provision for credit losses
Provision for credit losses increased due to the increase in acquisition of retail loans. The increase was also attributable to the increasing trend of delinquencies and net charge-offs. See “—Financial Condition—Credit Risk” below for more information.
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
Realized (gains)/losses on derivative instruments
Net realized gains on interest rate swaps during the first six months of fiscal year 2025 were attributable to realized gains on pay fixed interest rate swaps of $50 million which were partially offset by realized losses on pay float interest rate swaps of $35 million.
Provision for credit losses
Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
We recognized early termination losses on operating leases of less than $1 million during both the first six months of fiscal year 2025 and fiscal year 2024. See "—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 28.4% for the first six months of fiscal year 2025 compared to 29.2% for the same period in fiscal year 2024. The Company's effective tax rate for the six months ended September 30, 2024 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended September 30,				Six months ended September 30,
	2024		2023		2024		2023
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	150	107	139	79	298	204	278	156
Used automobile	38	11	47	13	76	23	83	19
Motorcycle and other	22	9	21	4	48	19	43	9
Total retail loans	210	127	207	96	422	246	404	184
Leases	114	110	85	75	225	219	174	144

Canada Segment
Retail loans	25	13	24	2	49	26	48	6
Leases	11	10	10	2	23	19	22	6

Consolidated
Retail loans	235	140	231	98	471	272	452	190
Leases	125	120	95	77	248	238	196	150
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
Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
United States Segment
New automobile	72%	66%	72%	66%
Motorcycle	43%	37%	43%	35%

Canada Segment
New automobile	74%	66%	75%	67%
Motorcycle	32%	22%	33%	20%

Consolidated
New automobile	72%	66%	73%	66%
Motorcycle	42%	35%	41%	33%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	September 30, 2024	March 31, 2024	September 30, 2024	March 31, 2024

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	$33,131	$30,591	1,601	1,509
Used automobile	7,424	6,931	412	394
Motorcycle and other	1,384	1,245	202	189
Total retail loans	$41,939	$38,767	2,215	2,092
Investment in operating leases	$25,149	$23,805	850	853

Securitized retail loans (2)	$10,463	$9,210	685	606

Canada Segment
Retail loans	$4,749	$4,429	286	279
Investment in operating leases	$3,498	$3,573	163	175

Securitized retail loans (2)	$851	$586	63	45

Consolidated
Retail loans	$46,688	$43,196	2,501	2,371
Investment in operating leases	$28,647	$27,378	1,013	1,028

Securitized retail loans (2)	$11,314	$9,796	748	651
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.

In the United States and Canada segments, retail loan acquisition volumes increased by 4% and 2%, respectively, and lease acquisition volumes increased by 29% and 5%, respectively, during the first six months of fiscal year 2025 compared to the same period in fiscal year 2024 primarily due to the increase in sponsored program volumes. The increase in availability of new vehicles and sales, along with higher penetration rates, also contributed to the increase in consumer financing acquisition volumes.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	September 30, 2024	March 31, 2024
United States Segment
Automobile	28%	28%
Motorcycle	98%	98%
Other	17%	18%

Canada Segment
Automobile	28%	28%
Motorcycle	95%	95%
Other	93%	93%

Consolidated
Automobile	28%	28%
Motorcycle	97%	97%
Other	20%	21%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
United States Segment
Automobile	22%	21%	22%	21%
Motorcycle	98%	98%	98%	98%
Other	9%	9%	10%	8%

Canada Segment
Automobile	24%	24%	24%	24%
Motorcycle	89%	90%	88%	89%
Other	96%	96%	95%	97%

Consolidated
Automobile	22%	21%	22%	21%
Motorcycle	97%	97%	97%	97%
Other	15%	15%	16%	10%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	September 30, 2024	March 31, 2024	September 30, 2024	March 31, 2024

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$1,992	$1,826	58	56
Motorcycle	570	549	66	66
Other	33	44	19	29
Total wholesale flooring loans	$2,595	$2,419	143	151
Commercial loans	$1,275	$1,233

Canada Segment
Wholesale flooring loans	$344	$365	35	48
Commercial loans	$35	$35

Consolidated
Wholesale flooring loans	$2,939	$2,784	178	199
Commercial loans	$1,310	$1,268
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment		Canada Segment		Consolidated

	As of or for the three months ended September 30,
	2024	2023	2024	2023	2024	2023

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$376	$296	$15	$12	$391	$308
Provision for credit losses	84	66	3	3	87	69
Charge-offs, net of recoveries	(63)	(43)	(3)	(2)	(66)	(45)
Effect of translation adjustment	—	—	—	—	—	—
Allowance for credit losses at end of period	$397	$319	$15	$13	$412	$332

Charge-offs as a percentage of average receivable balance (1), (3)	0.56%	0.46%	0.32%	0.17%	0.53%	0.43%

Operating leases:
Early termination loss on operating leases	$37	$28	$—	$—	$37	$28

	United States Segment		Canada Segment		Consolidated

	As of or for the six months ended September 30,
	2024	2023	2024	2023	2024	2023

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$339	$242	$14	$11	$353	$253
Provision for credit losses	151	143	7	5	158	148
Charge-offs, net of recoveries	(93)	(66)	(6)	(3)	(99)	(69)
Effect of translation adjustment	—	—	—	—	—	—
Allowance for credit losses at end of period	$397	$319	$15	$13	$412	$332

Charge-offs as a percentage of average receivable balance (1), (3)	0.42%	0.37%	0.27%	0.12%	0.41%	0.34%
Allowance as a percentage of ending receivable balance (1)	0.86%	0.83%	0.28%	0.31%	0.80%	0.77%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$176	$155	$7	$5	$183	$160
As a percentage of ending receivable balance (1),(2)	0.38%	0.40%	0.14%	0.10%	0.36%	0.37%

Operating leases:
Early termination loss on operating leases	$55	$40	$—	$—	$55	$40
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
(3)Percentages for both the three and six months ended September 30, 2024 and 2023 have been annualized.

In the United States segment, we recognized a provision for credit losses on our finance receivables of $151 million and $143 million during the first six months of fiscal year 2025 and 2024, respectively. The increase in the provision for credit losses was due to higher retail loan acquisitions. Expected credit losses on our retail loans also increased due to the increasing trend of delinquencies and net charge-offs. The increase in net charge-offs was due to the increase in the volume of retail loans with longer terms which typically have higher loan-to-value ratios, and as a result, higher loss severities. We recognized early termination losses on operating leases of $55 million and $40 million during the first six months of fiscal year 2025 and 2024, respectively. Early termination losses on operating leases increased due to the increases in realized losses, our estimate of early termination losses, and acquisition volumes. The increase in operating lease delinquencies and forecasted unemployment rates contributed to the increase in our estimate of early termination losses.
In the Canada segment, we recognized a provision for credit losses on our finance receivable of $7 million and $5 million during the first six months of fiscal year 2025 and 2024, respectively. Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. We recognized early termination losses on operating leases of less than $1 million during both the first six months of fiscal year 2025 and fiscal year 2024.
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
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first six months of fiscal year 2025. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Estimates—Estimated End of Term Residual Values” below.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	96	116	216	234
Sales through auctions and dealer direct programs (3)	4	—	6	—
Total termination units	100	116	222	234

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	18	19	35	41
Total termination units	18	19	35	41

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	114	135	251	275
Sales through auctions and dealer direct programs (3)	4	—	6	—
Total termination units	118	135	257	275
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

The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of September 30, 2024 and March 31, 2024 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of September 30, 2024 and March 31, 2024, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on September 30, 2024. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.
Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate (1)
	September 30, 2024	March 31, 2024	September 30, 2024	March 31, 2024

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,642	$4,499	5.31%	5.71%
Bank loans	900	900	5.85%	6.21%
Public MTN program	35,159	31,151	4.04%	3.58%
Total unsecured debt	$40,701	$36,550
Secured debt	9,998	8,813	4.82%	4.48%
Total debt	$50,699	$45,363

Canada Segment
Unsecured debt:
Commercial paper	$847	$794	4.43%	5.20%
Bank loans	904	904	5.22%	5.89%
Other debt	3,284	3,318	3.75%	3.59%
Total unsecured debt	5,035	5,016
Secured debt	787	538	5.23%	5.91%
Total debt	$5,822	$5,554

Consolidated
Unsecured debt:
Commercial paper	$5,489	$5,293	5.17%	5.64%
Bank loans	1,804	1,804	5.54%	6.05%
Public MTN program	35,159	31,151	4.04%	3.58%
Other debt	3,284	3,318	3.75%	3.59%
Total unsecured debt	45,736	41,566
Secured debt	10,785	9,351	4.85%	4.56%
Total debt	$56,521	$50,917
______________________

(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.
Commercial Paper
As of September 30, 2024, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.8 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the six months ended September 30, 2024, consolidated commercial paper month-end outstanding principal balances ranged from $5.1 billion to $6.1 billion.

Bank Loans
During the six months ended September 30, 2024, AHFC did not enter into any new loan agreements. HCFI entered into a new floating rate loan for C$225 million ($166 million). As of September 30, 2024, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $111 million to $500 million. As of September 30, 2024, the remaining maturities of all bank loans outstanding ranged from 58 days to approximately 5.0 years. The weighted average remaining maturity on all bank loans was 1.8 years as of September 30, 2024.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of September 30, 2024, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
Public MTN Program
AHFC is a well-known seasoned issuer under SEC rules and issues Public MTNs pursuant to a registration statement on Form S-3 filed with the SEC. In August 2024, AHFC renewed its Public MTN program by filing a new prospectus supplement with the SEC under which it may issue from time to time up to $45.0 billion aggregate principal amount of Public MTNs, which includes the issuance of foreign currency denominated notes into international markets. The aggregate principal amount of MTNs offered under this program may be increased from time to time.
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the six months ended September 30, 2024, AHFC issued $3.8 billion of floating rate notes ranging from 12 months to 36 months in both USD and EUR. Additionally, AHFC also issued $3.7 billion of fixed rate notes ranging from 25 months to 7 years in both USD and EUR. The weighted average remaining maturities of all Public MTNs was 2.5 years as of September 30, 2024.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of September 30, 2024, management believes that AHFC was in compliance with all covenants under the indenture.
The table below presents a summary of outstanding debt issued under our Public MTN Programs by currency:

	September 30, 2024	March 31, 2024

	(U.S. dollars in millions)
U.S. dollar	$27,396	$25,673
Euro	5,830	3,656
Sterling	1,933	1,822
Total	$35,159	$31,151
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the six months ended September 30, 2024, HCFI issued C$500 million ($370 million) of fixed rate notes and C$200 million ($148 million) of floating rate notes. As of September 30, 2024, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 235 days to approximately 4.7 years. The weighted average remaining maturities of these notes was 2.7 years as of September 30, 2024.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2024, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

During the six months ended September 30, 2024, we issued notes through asset-backed securitizations totaling $4.4 billion, which were secured by assets with an initial balance of $4.7 billion. There were no outstanding operating lease securitizations as of September 30, 2024.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 21, 2025, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of September 30, 2024, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.5 billion) syndicated bank credit facility that includes a C$1.0 billion ($739 million) credit agreement, which expires on March 25, 2025 and a C$1.0 billion ($739 million) credit agreement, which expires March 25, 2027. As of September 30, 2024, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace the credit agreements prior to or on the expiration dates.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of September 30, 2024, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of September 30, 2024, no amounts were drawn upon under these agreements. These agreements expire in September 2025. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of September 30, 2024 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $21 million and $16 million during the three months ended September 30, 2024 and 2023, respectively, and $41 million and $31 million during the six months ended September 30, 2024 and 2023, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of September 30, 2024, AHFC and its consolidated subsidiaries had $65.2 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $17.5 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

Material Cash Requirements
The following table summarizes our material cash requirements from contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve-month periods ending September 30,
	Total	2025	2026	2027	2028	2029	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$45,854	$16,377	$9,816	$5,119	$6,073	$3,782	$4,687
Secured debt obligations (1)	10,803	5,626	3,152	1,812	213	—	—
Interest payments on debt (2)	5,182	1,920	1,245	747	518	325	427
Total	$61,839	$23,923	$14,213	$7,678	$6,804	$4,107	$5,114

_______________________

(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of September 30, 2024.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of September 30, 2024.
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
Sensitivity Analysis
We applied the baseline economic scenarios for the United States and Canada that were obtained from a third party economic research firm in our models to determine our allowance for credit losses on retail loans and estimated early termination losses on operating lease assets as of September 30, 2024. These baseline economic scenarios represent forecasts of the most likely economic future, with an equal probability of economic conditions being better or worse than forecasted. Alternative economic scenarios were also obtained from the third party economic research firm. As an example of the sensitivity of our accounting estimates, we applied upside and downside economic scenarios in our models. The peak unemployment rate over the next 24 month period under the upside and downside economic scenarios in the United States was 3.9% and 8.3%, respectively. The resulting allowance for credit losses on retail loans under the upside and downside economic scenarios was $361 million and $584 million, respectively. Similarly, the resulting estimated early termination losses on operating lease assets were $89 million and $133 million, respectively.
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
Sensitivity Analysis
If future expected end of term market values for all outstanding operating leases as of September 30, 2024 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $27 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $9 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis is specific to the conditions in effect as of September 30, 2024 and does not consider the effect declines in estimated end of term market values may have on return rates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2024, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
1.1
Letter Agreement, dated August 8, 2024, between the Company and BofA Securities, Inc., ANZ Securities, Inc., Barclays Capital Inc., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., ING Financial Markets LLC., J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., SG Americas Securities, LLC, TD Securities (USA) LLC, U.S. Bancorp Investments, Inc. and Wells Fargo Securities, LLC, relating to the Company’s Medium-Term Notes.
Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 8-K, dated August 8, 2024.
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

Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.

4.5	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
4.6	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit number 4.6 filed with our quarterly report on Form 10-Q, dated February 8, 2018.
4.7	Form of Fixed Rate Medium-Term Note, Series A and Form of Floating Rate Medium-Term Note, Series A.	Incorporated herein by reference to Exhibit numbers 4.1 and 4.2 filed with our current report on Form 8-K, dated August 8, 2024.
4.8	Description of Floating Rate Medium-Term Notes, Series A due April 29, 2026.	Incorporated herein by reference to Exhibit number 4.8 filed with our quarterly report on Form 10-Q, dated August 8, 2024.
4.9	Description of Floating Rate Medium-Term Notes, Series A due May 29, 2026.	Filed herewith.
4.10	Description of 3.650% Medium-Term Notes, Series A due April 23, 2031.	Incorporated herein by reference to Exhibit number 4.9 filed with our quarterly report on Form 10-Q, dated August 8, 2024.
31.1	Certification of Principal Executive Officer	Filed herewith.
31.2	Certification of Principal Financial Officer	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 07, 2024

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President, Assistant Secretary and Compliance Officer (Principal Accounting Officer)