Form 10-Q
period 2024-12-31
AMERICAN HONDA FINANCE CORP
filed 2025-02-14
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of January 31, 2025, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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
For the quarter ended December 31, 2024

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
•changes in the ownership and structure of our parent entity;
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
Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities and Exchange Commission (SEC) on June 20, 2024. Readers of this Quarterly Report should review the information contained in that report, and in any subsequent reports that we file with the SEC as such risks and uncertainties may be amended, supplemented or superseded from time to time. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share data)

	December 31, 2024	March 31, 2024
Assets
Cash and cash equivalents	$1,591	$1,670
Finance receivables, net of allowance for credit losses of $402 and $353	51,966	47,248
Investment in operating leases, net	29,598	27,378
Due from Parent and affiliated companies	179	137
Income taxes receivable	169	79
Other assets	1,269	1,214
Derivative instruments	414	743
Total assets	$85,186	$78,469
Liabilities and Equity
Debt	$57,555	$50,917
Due to Parent and affiliated companies	136	153
Income taxes payable	169	148
Deferred income taxes	5,645	5,701
Other liabilities	1,562	1,455
Derivative instruments	1,361	1,472
Total liabilities	66,428	59,846
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of December 31, 2024 and March 31, 2024	1,366	1,366
Retained earnings	16,544	16,254
Accumulated other comprehensive loss	(209)	(137)
Total shareholder’s equity	17,701	17,483
Noncontrolling interest in subsidiary	1,057	1,140
Total equity	18,758	18,623
Total liabilities and equity	$85,186	$78,469

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	December 31, 2024	March 31, 2024
Finance receivables, net	$11,513	$9,796
Other assets	754	740
Total assets	$12,267	$10,536

Secured debt	$11,007	$9,351
Other liabilities	21	17
Total liabilities	$11,028	$9,368

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Revenues:
Retail	$713	$553	$2,027	$1,487
Dealer	74	60	222	162
Operating leases	1,625	1,504	4,751	4,571
Total revenues	2,412	2,117	7,000	6,220
Leased vehicle expenses	1,105	1,066	3,244	3,286
Interest expense	632	466	1,799	1,185
Net revenues	675	585	1,957	1,749
Other income, net	37	30	117	85
Total net revenues	712	615	2,074	1,834
Expenses:
General and administrative expenses	152	121	428	377
Provision for credit losses	70	74	228	222
Early termination loss on operating leases	40	30	95	70
(Gain)/Loss on derivative instruments	551	(308)	351	(132)
(Gain)/Loss on foreign currency revaluation of debt	(489)	235	(230)	77
Total expenses	324	152	872	614
Income before income taxes	388	463	1,202	1,220
Income tax expense	95	124	326	345
Net income	293	339	876	875
Less: Net income attributable to noncontrolling interest	15	7	50	50
Net income attributable to American Honda Finance Corporation	$278	$332	$826	$825

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Net income	$293	$339	$876	$875
Other comprehensive income:
Foreign currency translation adjustment	(137)	58	(137)	48
Comprehensive income	156	397	739	923
Less: Comprehensive (loss)/income attributable to noncontrolling interest	(50)	35	(15)	73
Comprehensive income attributable to American Honda Finance Corporation	$206	$362	$754	$850

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock	Noncontrolling interest
Balance at March 31, 2023	$19,025	$16,688	$(135)	$1,366	$1,106
Net income	290	265	—	—	25
Other comprehensive income	48	—	25	—	23
Balance at June 30, 2023	$19,363	$16,953	$(110)	$1,366	$1,154
Net income	246	228	—	—	18
Other comprehensive loss	(58)	—	(30)	—	(28)
Dividends declared	(587)	(553)	—	—	(34)
Balance at September 30, 2023	$18,964	$16,628	$(140)	$1,366	$1,110
Net income	339	332	—	—	7
Other comprehensive income	58	—	30	—	28
Dividends declared	(417)	(417)	—	—	—
Balance at December 31, 2023	$18,944	$16,543	$(110)	$1,366	$1,145

Balance at March 31, 2024	$18,623	$16,254	$(137)	$1,366	$1,140
Net income	267	250	—	—	17
Other comprehensive loss	(24)	—	(13)	—	(11)
Balance at June 30, 2024	$18,866	$16,504	$(150)	$1,366	$1,146
Net income	316	298	—	—	18
Other comprehensive income	24	—	13	—	11
Dividends declared	(604)	(536)	—	—	(68)
Balance at September 30, 2024	$18,602	$16,266	$(137)	$1,366	$1,107
Net income	293	278	—	—	15
Other comprehensive loss	(137)	—	(72)	—	(65)
Balance at December 31, 2024	$18,758	$16,544	$(209)	$1,366	$1,057

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Nine months ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$876	$875
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	43	79
Provision for credit losses	228	222
Early termination loss on operating leases	95	70
Depreciation on leased vehicles	3,221	3,283
Accretion of unearned subsidy income	(819)	(695)
Amortization of deferred dealer participation and other deferred costs	308	270
Gain on disposition of leased vehicles	(66)	(87)
Deferred income taxes	(23)	(496)
Changes in operating assets and liabilities:
Income taxes receivable/payable	174	149
Other assets	(48)	(47)
Accrued interest/discounts on debt	117	161
Other liabilities	18	89
Due to/from Parent and affiliated companies	24	(92)
Net cash provided by operating activities	4,148	3,781
Cash flows from investing activities:
Finance receivables acquired	(21,779)	(21,530)
Principal collected on finance receivables	16,484	13,654
Net change in wholesale loans	(387)	(429)
Purchase of operating lease vehicles	(14,139)	(10,673)
Disposal of operating lease vehicles	7,737	7,838
Cash received for unearned subsidy income	1,303	757
Other investing activities, net	(4)	(4)
Net cash used in investing activities	(10,785)	(10,387)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Nine months ended December 31,
	2024	2023
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$24,222	$31,684
Paydown of commercial paper	(22,761)	(31,943)
Proceeds from issuance of short-term debt	1,099	600
Paydown of short-term debt	(600)	(74)
Proceeds from issuance of medium-term notes and other debt	9,585	10,854
Paydown of medium-term notes and other debt	(6,056)	(5,558)
Proceeds from issuance of secured debt	6,353	5,363
Paydown of secured debt	(4,665)	(3,591)
Dividends paid	(604)	(587)
Net cash provided by financing activities	6,573	6,748
Effect of exchange rate changes on cash and cash equivalents	(10)	4
Net (decrease)/increase in cash and cash equivalents	(74)	146
Cash and cash equivalents and restricted cash at beginning of period	2,385	1,964
Cash and cash equivalents and restricted cash at end of period	$2,311	$2,110
Supplemental disclosures of cash flow information:
Interest paid	$1,636	$971
Income taxes paid	$169	$687

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	December 31,
	2024	2023
Cash and cash equivalents	$1,591	$1,439
Restricted cash included in other assets (1)	720	671
Total	$2,311	$2,110
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	December 31, 2024
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$47,982	$4,444	$52,426
Allowance for credit losses	(393)	(9)	(402)
Deferred dealer participation and other deferred costs	614	—	614
Unearned subsidy income	(672)	—	(672)
Finance receivables, net	$47,531	$4,435	$51,966

	March 31, 2024
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$43,492	$4,060	$47,552
Allowance for credit losses	(345)	(8)	(353)
Deferred dealer participation and other deferred costs	600	—	600
Unearned subsidy income	(551)	—	(551)
Finance receivables, net	$43,196	$4,052	$47,248

Finance receivables include retail loans with a net carrying amount of $11.5 billion and $9.8 billion as of December 31, 2024 and March 31, 2024, respectively, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and nine months ended December 31, 2024
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of October 1, 2024	$404	$8	$412
Provision	69	1	70
Charge-offs	(111)	—	(111)
Recoveries	32	—	32
Effect of translation adjustment	(1)	—	(1)
Ending balance as of December 31, 2024	$393	$9	$402

Beginning balance as of April 1, 2024	$345	$8	$353
Provision	227	1	228
Charge-offs	(287)	—	(287)
Recoveries	109	—	109
Effect of translation adjustment	(1)	—	(1)
Ending balance as of December 31, 2024	$393	$9	$402

	Three and nine months ended December 31, 2023
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of October 1, 2023	$327	$5	$332
Provision	72	2	74
Charge-offs	(87)	—	(87)
Recoveries	24	—	24
Effect of translation adjustment	—	—	—
Ending balance as of December 31, 2023	$336	$7	$343

Beginning balance as of April 1, 2023	$248	$5	$253
Provision	220	2	222
Charge-offs	(202)	—	(202)
Recoveries	70	—	70
Effect of translation adjustment	—	—	—
Ending balance as of December 31, 2023	$336	$7	$343

The allowance increased during the nine months ended December 31, 2024 primarily due to the expected credit losses recognized on the high volume of retail loan acquisitions during the period. The increase was also attributable to the increasing trend of delinquencies and net charge offs.

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

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
December 31, 2024
Retail loans:
New automobile	$359	$101	$28	$488	$37,417	$37,905
Used and certified automobile	177	56	16	249	8,216	8,465
Motorcycle and other	22	10	5	37	1,517	1,554
Total retail loans	558	167	49	774	47,150	47,924
Dealer loans:
Wholesale flooring	—	—	1	1	3,131	3,132
Commercial loans	—	—	—	—	1,312	1,312
Total dealer loans	—	—	1	1	4,443	4,444
Total finance receivables	$558	$167	$50	$775	$51,593	$52,368

March 31, 2024
Retail loans:
New automobile	$253	$59	$15	$327	$33,858	$34,185
Used and certified automobile	134	33	9	176	7,815	7,991
Motorcycle and other	15	6	3	24	1,341	1,365
Total retail loans	402	98	27	527	43,014	43,541
Dealer loans:
Wholesale flooring	1	—	—	1	2,785	2,786
Commercial loans	—	—	—	—	1,274	1,274
Total dealer loans	1	—	—	1	4,059	4,060
Total finance receivables	$403	$98	$27	$528	$47,073	$47,601

Credit Quality Indicators
Credit losses are an expected cost of extending credit. The majority of our credit risk is with consumer financing and to a lesser extent with dealer financing. Exposure to credit risk in retail loans is managed through regular monitoring and periodic adjusting of underwriting standards, pricing of contracts for expected losses, and focusing collection efforts to minimize losses. Exposure to credit risk for dealers is managed through ongoing review of their financial condition and payment performance.
Retail Loan Segment
The Company utilizes proprietary credit scoring systems to evaluate the credit risk of applicants and assign internal credit grades at origination. Factors used to develop a customer’s credit grade include the terms of the contract, the loan-to-value ratio, the customer’s debt ratios, and credit bureau attributes such as the number of trade lines, utilization ratio, and number of credit inquiries. Different scorecards are utilized depending on the type of product financed. The Company regularly reviews and analyzes the performance of the consumer-financing portfolio to ensure the effectiveness of its underwriting guidelines, purchasing criteria and scorecard predictability of customers. Internal credit grades are determined only at the time of origination and are not reassessed during the life of the contract. The following describes the internal credit grade ratings.

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2025	2024	2023	2022	2021	Prior	Total

	(U.S. dollars in millions)
December 31, 2024
Credit grade A	$11,415	$10,496	$4,120	$2,248	$1,523	$214	$30,016
Credit grade B	3,032	3,209	1,529	746	462	111	9,089
Credit grade C	2,214	2,222	979	509	318	101	6,343
Credit grade D	671	580	216	120	90	56	1,733
Others	286	247	100	63	32	15	743
Total retail loans	$17,618	$16,754	$6,944	$3,686	$2,425	$497	$47,924
Gross charge-offs for the nine months ended December 31, 2024	$25	$139	$68	$30	$15	$10	$287

	Retail loans by vintage fiscal year

	2024	2023	2022	2021	2020	Prior	Total

	(U.S. dollars in millions)
March 31, 2024
Credit grade A	$14,094	$5,788	$3,713	$2,907	$597	$121	$27,220
Credit grade B	4,110	2,065	1,113	778	237	66	8,369
Credit grade C	2,853	1,338	758	526	200	61	5,736
Credit grade D	779	306	182	149	97	36	1,549
Others	338	142	96	57	22	12	667
Total retail loans	$22,174	$9,639	$5,862	$4,417	$1,153	$296	$43,541
Gross charge-offs for the fiscal year ended March 31, 2024	$58	$109	$61	$34	$19	$12	$293
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

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2025	2024	2023	2022	2021	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
December 31, 2024
Group I	$137	$111	$52	$13	$110	$57	$731	$1,963	$3,174
Group II	5	70	3	—	—	23	—	1,168	1,269
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$142	$181	$55	$13	$110	$80	$731	$3,132	$4,444
Gross charge-offs for the nine months ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Commercial loans by vintage fiscal year

	2024	2023	2022	2021	2020	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
March 31, 2024
Group I	$146	$55	$9	$114	$45	$84	$748	$1,874	$3,075
Group II	44	3	5	1	—	20	—	911	984
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$190	$58	$14	$115	$45	$104	$748	$2,786	$4,060
Gross charge-offs for the fiscal year ended March 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loan Modifications
The contractual terms of loans may be modified when borrowers are experiencing financial difficulties in an effort to mitigate losses. There were no dealer loans that were modified for dealers experiencing financial difficulties during the nine months ended December 31, 2024. Payment deferrals are granted on retail loans, however the delays in payments are considered insignificant since the number of deferred payments are limited and interest continues to accrue during the deferral period. In certain situations, the Company may grant term extensions on retail loans in the United States. Term extensions extend the maturity date of the loan which reduces the monthly payments over the remaining extended term of the loan. Term extensions do not change the contractual interest rates or reduce the outstanding principal balances. During the nine months ended December 31, 2024, term extensions were not material to the Company’s consolidated financial statements. Retail loans may also be modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, which may include interest rate adjustments, term extensions, and principal forgiveness. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the nine months ended December 31, 2024.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	December 31, 2024	March 31, 2024

	(U.S. dollars in millions)
Operating lease vehicles (1)	$36,513	$34,840
Accumulated depreciation	(5,642)	(6,616)
Deferred dealer participation and initial direct costs	120	103
Unearned subsidy income	(1,278)	(854)
Estimated early termination losses	(115)	(95)
Investment in operating leases, net	$29,598	$27,378
 ________________________
(1)Net of investment tax credits.

Operating lease revenue consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
	(U.S. dollars in millions)
Lease payments	$1,447	$1,371	$4,248	$4,155
Subsidy income and dealer rate participation, net	172	125	464	376
Reimbursed lessor costs	6	8	39	40
Total operating lease revenue, net	$1,625	$1,504	$4,751	$4,571

Leased vehicle expenses consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023

	(U.S. dollars in millions)
Depreciation expense	$1,095	$1,069	$3,221	$3,283
Initial direct costs and other lessor costs	24	25	89	90
Gain on disposition of leased vehicles (1)	(14)	(28)	(66)	(87)
Total leased vehicle expenses, net	$1,105	$1,066	$3,244	$3,286
________________________
(1)Included in the gain on disposition of leased vehicles are end of term charges of less than $1 million and $1 million for the three months ended December 31, 2024, and 2023, respectively, and $7 million and $3 million for the nine months ended December 31, 2024 and 2023, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Contractual operating lease payments due as of December 31, 2024 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve-month periods ending December 31,	(U.S. dollars in millions)

2025	$5,279
2026	3,916
2027	1,766
2028	303
2029	48
Total	$11,312
The Company recognized early termination losses on operating leases of $40 million and of $30 million during the three months ended December 31, 2024 and 2023, respectively, and $95 million and $70 million during the nine months ended December 31, 2024 and 2023, respectively. Net realized losses totaled $34 million and $29 million during the three months ended December 31, 2024 and 2023, respectively, and $75 million and $52 million during the nine months ended December 31, 2024 and 2023, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $8 million and $6 million for the three months ended December 31, 2024 and 2023, respectively, and $20 million and $13 million for nine months ended December 31, 2024 and 2023, respectively.
No impairment losses due to declines in estimated residual values were recognized during both the three and nine months ended December 31, 2024 and 2023.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate (1)		Contractual interest rate ranges
	December 31, 2024	March 31, 2024	December 31, 2024	March 31, 2024	December 31, 2024	March 31, 2024

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$6,691	$5,293	4.64%	5.64%	3.25 - 4.86%	5.02 - 5.70%
Bank loans	1,550	1,804	4.75%	6.05%	4.15 - 5.58%	5.68 - 6.57%
Public MTN program	35,219	31,151	4.01%	3.58%	0.30 - 5.85%	0.30 - 6.06%
Other debt	3,088	3,318	3.61%	3.59%	1.34 - 5.73%	1.34 - 6.40%
Total unsecured debt	46,548	41,566
Secured debt	11,007	9,351	4.80%	4.56%	0.41 - 5.87%	0.27 - 5.94%
Total debt	$57,555	$50,917
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.

As of December 31, 2024, the outstanding principal balance of long-term debt with floating interest rates totaled $10.3 billion, long-term debt with fixed interest rates totaled $39.1 billion, and short-term debt with floating or fixed interest rates totaled $8.2 billion. As of March 31, 2024, the outstanding principal balance of long-term debt with floating interest rates totaled $7.7 billion, long-term debt with fixed interest rates totaled $36.9 billion, and short-term debt with floating or fixed interest rates totaled $6.3 billion.
Commercial Paper
As of December 31, 2024 and March 31, 2024, the Company had commercial paper programs that provide the Company with available funds of up to $8.7 billion and $8.8 billion, respectively, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $5.6 billion and $6.7 billion during the nine months ended December 31, 2024 and 2023, respectively. The maximum balance outstanding at any month-end during the nine months ended December 31, 2024 and 2023 was $6.7 billion and $7.2 billion, respectively.
Bank Loans
Outstanding bank loans at December 31, 2024 were long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of December 31, 2024 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Public Medium-Term Note (MTN) Program
In August 2024, AHFC renewed its Public MTN program by filing a new prospectus supplement with the SEC under which it may issue from time to time up to $45.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of December 31, 2024 were short-term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
The Public MTN program is supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of December 31, 2024 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues notes through financing transactions that are secured by assets held by issuing SPEs. Notes outstanding as of December 31, 2024 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the notes is dependent on the performance of the underlying retail loans. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 21, 2025, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of December 31, 2024, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.4 billion syndicated bank credit facility that includes a $695 million credit agreement, which expires on March 25, 2025 and a $695 million credit agreement, which expires on March 25, 2027. As of December 31, 2024, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace the credit agreements prior to or on the expiration dates.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of December 31, 2024, no amounts were drawn upon under these agreements. These agreements expire in September 2025. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 5. Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 12 regarding the valuation of derivative instruments.

	December 31, 2024			March 31, 2024
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$73,318	$410	$674	$64,146	$714	$881
Cross currency swaps	6,695	4	687	5,755	29	591
Gross derivative assets/liabilities		414	1,361		743	1,472
Collateral posted/held		24	1		1	9
Counterparty netting adjustment		(433)	(433)		(701)	(701)
Net derivative assets/liabilities		$5	$929		$43	$780

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023

	(U.S. dollars in millions)
Interest rate swaps	$7	$(24)	$(26)	$82
Cross currency swaps	(558)	332	(325)	50
Total gain/(loss) on derivative instruments	$(551)	$308	$(351)	$132

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
These derivative instruments also contain an element of credit risk in the event the counterparties are unable to meet the terms of the agreements. However, the Company minimizes the risk exposure by limiting the counterparties to major financial institutions that meet established credit guidelines. In the event of default, all counterparties are subject to legally enforceable master netting agreements. In Canada, HCFI is a party to a reciprocal credit support annex that requires posting of cash collateral to mitigate counterparty credit risk on derivative positions. Posted collateral is recognized in other assets and held collateral is recognized in other liabilities.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended December 31,		Nine months ended December 31,
Income Statement	2024	2023	2024	2023

	(U.S. dollars in millions)
Revenue:
Subsidy income	$293	$228	$812	$690
General and administrative expenses:
Support Compensation Agreement fees	21	17	62	48
Benefit plan expenses	1	2	4	5
Shared services	19	18	58	55
Lease expense	1	1	3	3

Balance Sheet	December 31, 2024	March 31, 2024

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(657)	$(542)
Investment in operating leases, net:
Unearned subsidy income	(1,276)	(853)
Due from Parent and affiliated companies	179	137
Liabilities:
Due to Parent and affiliated companies	136	153
Other liabilities:
Accrued benefit expenses	64	64
Operating lease liabilities	9	11

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
Other
The majority of the amounts due from the Parent and affiliated companies at December 31, 2024 and March 31, 2024 were related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at December 31, 2024 and March 31, 2024 were related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
AHFC leases its premises from AHM and HCFI leases its premises from HCI.
AHFC declared cash dividends to its parent, AHM, of $536 million and $970 million during the nine months ended December 31, 2024 and 2023, respectively.
HCFI declared cash dividends to AHFC and HCI of $74 million and $68 million, respectively, during the nine months ended December 31, 2024. HCFI declared cash dividends to AHFC and HCI of $37 million and $34 million, respectively, during the nine months ended December 31, 2023.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 7. Income Taxes
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law. The IRA includes tax provisions for new corporate alternative minimum tax (CAMT) of 15% on adjusted financial statement income of corporations with profits greater than $1.0 billion, effective for taxable years beginning after December 31, 2022, in addition to a new tax credit for qualified commercial clean vehicles (QCCV) that applies to vehicles acquired after December 31, 2022. At December 31, 2024, based on proposed guidance and regulations issued to date, the Company does not expect to incur CAMT liability for fiscal year 2025 and expects to generate and utilize material QCCV tax credits during fiscal year 2025. The Company accounts for the QCCV tax credits using the deferral method. QCCV tax credits are initially deferred as reductions to the acquisition cost of the related operating lease assets and subsequently recognized over the lease terms as reductions to depreciation expense. QCCV tax credits totaling $243 million were deferred during the nine months ended December 31, 2024. The Company will continue to evaluate the effects of IRA as additional guidance and regulations are issued.
During fiscal years 2024 and 2025, several countries, including Japan and Canada, enacted tax laws to adopt various aspects of the Organization for Economic Cooperation and Development (OECD) Global Anti-Base Erosion Model Rules (GloBE Rules). The GloBE Rules are designed to ensure large multinational enterprises (MNEs) pay a minimum level of tax (“Minimum Tax”) on income in each of the jurisdictions in which they operate. These rules generally apply to MNE groups with annual revenue of €750 million or more. The Company is in scope of the GloBE Rules, effective as of April 1, 2024, as a result of our affiliation with HMC. On June 20, 2024, Canada, where the Company’s Canadian subsidiary HCFI is incorporated, enacted the Global Minimum Tax Act, which implemented the Income Inclusion Rule and Qualified Domestic Minimum Top-up tax under the GloBE Rules, effective from April 1, 2024. Since HCFI is expected to have an effective tax rate that exceeds the 15% minimum rate, the Company has no related current tax expense associated with the Minimum Tax as of December 31, 2024. To date, the U.S., where we have operations and conduct business, has not enacted laws to adopt the GloBE Rules. Based on preliminary analysis, we do not expect a material tax impact as a result of the GloBE Rules. The Company will continue to monitor legislative developments and changes in business for potential impacts of the GloBE Rules on future periods.
The Company’s effective tax rate was 24.5% and 26.7% for the three months ended December 31, 2024 and 2023, respectively, and 27.2% and 28.3% for the nine months ended December 31, 2024 and 2023, respectively. The decrease in effective tax rates for the three and nine months ended December 31, 2024 was primarily due to a decrease in state taxes. The Company's effective tax rates for the three and nine months ended December 31, 2024, differ from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At December 31, 2024, $983 million of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of December 31, 2024 were to be distributed, the tax liability associated with these earnings would be $126 million, inclusive of currency translation adjustments.
As of December 31, 2024, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2023, and for various U.S. state returns filed for the taxable years ended March 31, 2008 through 2023. The Company’s Canadian subsidiary, HCFI, is subject to examination for federal returns filed for the taxable years ended March 31, 2018 through 2024, and for provincial returns filed for the taxable years ended March 31, 2017 through 2024. The Company believes appropriate provision has been made for all outstanding issues for all open years and does not expect any material changes in the amounts of unrecognized tax benefits during the fiscal year ending March 31, 2025.

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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At December 31, 2024, maturities of operating lease liabilities were as follows:

Twelve-month periods ending December 31,	(U.S. dollars in millions)

2025	$9
2026	10
2027	10
2028	9
2029	6
Thereafter	20
Total undiscounted future lease obligations	64
Less: imputed interest	(7)
Operating lease liabilities	$57

Lease expense under operating leases was $2 million for both the three months ended December 31, 2024 and 2023, and $7 million for both the nine months ended December 31, 2024 and 2023. Lease expense is included within general and administrative expenses.
As of December 31, 2024, the weighted average remaining lease term for operating leases was 6.9 years and the weighted average remaining discount rate for operating leases was 3%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $702 million as of December 31, 2024. The Company also has commitments to finance the construction of automobile dealership facilities. The remaining unfunded balance for these construction loans was $5 million as of December 31, 2024.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Legal Proceedings and Regulatory Matters
The Company establishes accruals for legal and regulatory claims when payments associated with the claims become probable and the costs can be reasonably estimated. When able, the Company will determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability. Given the inherent uncertainty associated with legal and regulatory matters, the actual costs of resolving such claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.
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
In November 2023, the Company received a civil investigative demand issued by the Consumer Financial Protection Bureau (CFPB) in connection with the Company’s furnishing of credit reporting information on consumer credit accounts. In January 2025, in the interest of compliance and resolution of this matter, and without admitting or denying any wrongdoing, the Company voluntarily agreed to enter into a consent order (Consent Order) with the CFPB. The Consent Order, among other things, requires the Company to pay $10 million in consumer redress, pay a $3 million civil money penalty to the CFPB and implement a compliance plan.

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
During the nine months ended December 31, 2024 and 2023, the Company issued notes through asset-backed securitizations, which were accounted for as secured financing transactions totaling $6.4 billion and $5.4 billion, respectively. The notes were secured by assets with an initial balance of $6.9 billion and $5.8 billion, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The table below presents the carrying amounts of assets and liabilities of consolidated SPEs as they are reported in the Company’s consolidated balance sheets. All amounts exclude intercompany balances, which have been eliminated upon consolidation. Investors in notes issued by a SPE only have recourse to the assets of such SPE and do not have recourse to the assets of AHFC, HCFI, or its other subsidiaries or to other SPEs. The assets of SPEs are the only source of funds for repayment on the notes. There were no outstanding operating lease securitizations as of December 31, 2024.

	December 31, 2024

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$11,513	$720	$34	$11,007	$21

	March 31, 2024

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,796	$715	$25	$9,351	$17
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of December 31, 2024 and March 31, 2024, AHFC and HCFI had combined cash collections of $588 million and $476 million, respectively, which were required to be remitted to the SPEs.

Note 10. Other Assets
Other assets consisted of the following:

	December 31, 2024	March 31, 2024

	(U.S. dollars in millions)
Accrued interest and fees on finance receivables	$191	$163
Accrued lease payments and fees on operating leases	68	64
Vehicles held for disposition	142	138
Restricted cash	720	715
Operating lease right-of-use assets	48	54
Other miscellaneous assets	100	80
Total	$1,269	$1,214

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 11. Other Liabilities
Other liabilities consisted of the following:

	December 31, 2024	March 31, 2024

	(U.S. dollars in millions)
Dealer payables	$251	$288
Accrued interest expense	455	317
Accounts payable and accrued expenses	321	334
Lease security deposits	45	50
Unearned income, operating leases	270	250
Operating lease liabilities	57	62
Uncertain tax positions	112	105
Other liabilities	51	49
Total	$1,562	$1,455

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$410	$—	$410
Cross currency swaps	—	4	—	4
Total assets	$—	$414	$—	$414
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$674	$—	$674
Cross currency swaps	—	687	—	687
Total liabilities	$—	$1,361	$—	$1,361

	March 31, 2024
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$714	$—	$714
Cross currency swaps	—	29	—	29
Total assets	$—	$743	$—	$743
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$881	$—	$881
Cross currency swaps	—	591	—	591
Total liabilities	$—	$1,472	$—	$1,472

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the nine months ended December 31, 2024 and 2023. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
December 31, 2024
Vehicles held for disposition	$—	$—	$128	$128	$51
December 31, 2023
Vehicles held for disposition	$—	$—	$66	$66	$22

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

	December 31, 2024
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,435	—	—	$4,099	$4,099
Retail loans, net	47,531	—	—	47,263	47,263
Liabilities:
Commercial paper	$6,691	—	$6,692	—	$6,692
Bank loans	1,550	—	1,552	—	1,552
Medium-term note program	35,219	—	34,703	—	34,703
Other debt	3,088	—	3,113	—	3,113
Secured debt	11,007	—	11,073	—	11,073

	March 31, 2024
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,052	—	—	$3,700	$3,700
Retail loans, net	43,196	—	—	42,280	42,280
Liabilities:
Commercial paper	$5,293	—	$5,293	—	$5,293
Bank loans	1,804	—	1,811	—	1,811
Medium-term note program	31,151	—	30,387	—	30,387
Other debt	3,318	—	3,251	—	3,251
Secured debt	9,351	—	9,333	—	9,333

Fair value information presented in the tables above is based on information available at December 31, 2024 and March 31, 2024. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Financial information for the three and nine months ended December 31, 2024 and 2023 is summarized in the following tables:

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended December 31, 2024
Revenues:
Retail	$642	$71	$—	$713
Dealer	68	6	—	74
Operating leases	1,424	201	—	1,625
Total revenues	2,134	278	—	2,412
Leased vehicle expenses	956	149	—	1,105
Interest expense	573	59	—	632
Realized (gains)/losses on derivatives and foreign currency denominated debt	34	(1)	(33)	—
Net revenues	571	71	33	675
Other income, net	33	4	—	37
Total net revenues	604	75	33	712
Expenses:
General and administrative expenses	138	14	—	152
Provision for credit losses	67	3	—	70
Early termination loss on operating leases	39	1	—	40
Loss on derivative instruments	—	—	551	551
Gain on foreign currency revaluation of debt	—	—	(489)	(489)
Income before income taxes	$360	$57	$(29)	$388

Nine months ended December 31, 2024
Revenues:
Retail	$1,823	$204	$—	$2,027
Dealer	203	19	—	222
Operating leases	4,129	622	—	4,751
Total revenues	6,155	845	—	7,000
Leased vehicle expenses	2,779	465	—	3,244
Interest expense	1,615	184	—	1,799
Realized (gains)/losses on derivatives and foreign currency denominated debt	94	(16)	(78)	—
Net revenues	1,667	212	78	1,957
Other income, net	105	12	—	117
Total net revenues	1,772	224	78	2,074
Expenses:
General and administrative expenses	386	42	—	428
Provision for credit losses	218	10	—	228
Early termination loss on operating leases	94	1	—	95
Loss on derivative instruments	—	—	351	351
Gain on foreign currency revaluation of debt	—	—	(230)	(230)
Income before income taxes	$1,074	$171	$(43)	$1,202

December 31, 2024
Finance receivables, net	$47,061	$4,905	$—	$51,966
Investment in operating leases, net	26,294	3,304	—	29,598
Total assets	76,691	8,495	—	85,186

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Valuation adjustments and reclassifications	Consolidated Total

	(U.S. dollars in millions)
Three months ended December 31, 2023
Revenues:
Retail	$495	$58	$—	$553
Dealer	54	6	—	60
Operating leases	1,285	219	—	1,504
Total revenues	1,834	283	—	2,117
Leased vehicle expenses	898	168	—	1,066
Interest expense	404	62	—	466
Realized (gains)/losses on derivatives and foreign currency denominated debt	(13)	(15)	28	—
Net revenues	545	68	(28)	585
Other income, net	27	3	—	30
Total net revenues	572	71	(28)	615
Expenses:
General and administrative expenses	109	12	—	121
Provision for credit losses	71	3	—	74
Early termination loss on operating leases	29	1	—	30
Gain on derivative instruments	—	—	(308)	(308)
Loss on foreign currency revaluation of debt	—	—	235	235
Income before income taxes	$363	$55	$45	$463

Nine months ended December 31, 2023
Revenues:
Retail	$1,327	$160	$—	$1,487
Dealer	145	17	—	162
Operating leases	3,881	690	—	4,571
Total revenues	5,353	867	—	6,220
Leased vehicle expenses	2,753	533	—	3,286
Interest expense	1,009	176	—	1,185
Realized (gains)/losses on derivatives and foreign currency denominated debt	(86)	(48)	134	—
Net revenues	1,677	206	(134)	1,749
Other income, net	74	11	—	85
Total net revenues	1,751	217	(134)	1,834
Expenses:
General and administrative expenses	339	38	—	377
Provision for credit losses	214	8	—	222
Early termination loss on operating leases	69	1	—	70
Gain on derivative instruments	—	—	(132)	(132)
Loss on foreign currency revaluation of debt	—	—	77	77
Income before income taxes	$1,129	$170	$(79)	$1,220

December 31, 2023
Finance receivables, net	$40,691	$4,844	$—	$45,535
Investment in operating leases, net	23,543	3,703	—	27,246
Total assets	67,425	8,892	—	76,317

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
Recent Developments
HMC Notice of Execution of Memorandum of Understanding
On December 23, 2024, HMC filed a Report on Form 6-K with the SEC disclosing a Notice of Execution of Memorandum of Understanding regarding, among other things, the Consideration of a Business Integration through the Establishment of a Joint Holding Company between HMC and Nissan Motor Co., Ltd. (Nissan). HMC further disclosed Nissan, HMC, and Mitsubishi Motors Corporation (Mitsubishi Motors) signed a memorandum of understanding to explore the possibility of Mitsubishi Motors’ participation, involvement, and synergy sharing in relation to the memorandum of understanding between HMC and Nissan.
On February 13, 2025, HMC filed a Report on Form 6-K with the SEC disclosing that HMC and Nissan have agreed to terminate the memorandum of understanding signed on December 23, 2024 for consideration of a business integration between the two companies. HMC further disclosed that Nissan, HMC, and Mitsubishi Motors have agreed to terminate their memorandum of understanding regarding the consideration of the structure for a tripartite collaboration, in light of the termination of the memorandum of understanding between Nissan and HMC.

Proposed Tariffs
Certain tariffs recently proposed by the Trump Administration, potential subsequent foreign retaliatory measures, and uncertainty surrounding U.S. trade policy may adversely impact vehicle production volumes and cost. The ultimate impact of tariffs will depend on various factors, including the scope, timing, amount and nature, but such tariffs would likely have a negative impact on our overall business, including but not limited to dealer inventory levels, new vehicle sales, and ultimately consumer financing acquisition volumes.

Results of Operations
Operating Environment Overview
New vehicle production and dealer inventory levels have normalized since the lows we experienced during the first half of fiscal year 2023. Total consumer financing acquisition volumes remained strong with the support of incentive programs and our total outstanding asset balances continued to increase during the first nine months of fiscal year 2025. Although benchmark interest rates declined during the second quarter of fiscal year 2025, the returns on our assets and effective interest rates on our debt remained higher during the first nine months of fiscal year 2025 relative to the comparable period during fiscal 2024.
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
Segment Results—Comparison of the Three months ended December 31, 2024 and 2023
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Three months ended December 31,		Difference		Three months ended December 31,		Difference		Three months ended December 31,
	2024	2023	Amount	%	2024	2023	Amount	%	2024	2023

	(U.S. dollars in millions)
Revenues:
Retail	$642	$495	$147	30%	$71	$58	$13	22%	$713	$553
Dealer	68	54	14	26%	6	6	—	—%	74	60
Operating leases	1,424	1,285	139	11%	201	219	(18)	(8)%	1,625	1,504
Total revenues	2,134	1,834	300	16%	278	283	(5)	(2)%	2,412	2,117
Leased vehicle expenses	956	898	58	6%	149	168	(19)	(11)%	1,105	1,066
Interest expense	573	404	169	42%	59	62	(3)	(5)%	632	466
Realized losses/(gains) on derivatives and foreign currency debt	34	(13)	47	n/m	(1)	(15)	14	(93)%	33	(28)
Net revenues	571	545	26	5%	71	68	3	4%	642	613
Other income	33	27	6	22%	4	3	1	33%	37	30
Total net revenues	604	572	32	6%	75	71	4	6%	679	643
Expenses:
General and administrative expenses	138	109	29	27%	14	12	2	17%	152	121
Provision for credit losses	67	71	(4)	(6)%	3	3	—	—%	70	74
Early termination loss on operating leases	39	29	10	34%	1	1	—	—%	40	30
Income before income taxes	$360	$363	$(3)	(1)%	$57	$55	$2	4%	$417	$418
_______________________
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Three months ended December 31,		Difference		Three months ended December 31,		Difference
	2024	2023	Amount	%	2024	2023	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$42,780	$36,800	$5,980	16%	$4,667	$4,355	$312	7%
Average outstanding units	2,235	2,027	208	10%	287	276	11	4%
Effective yield	6.0%	5.4%			6.1%	5.4%

Dealer loans:
Average outstanding balance	$4,079	$2,930	$1,149	39%	$366	$334	$32	10%
Effective yield	6.8%	7.3%			6.0%	7.1%

Operating leases:
Average outstanding balance	$25,733	$23,508	$2,225	9%	$3,393	$3,658	$(265)	(7)%
Average outstanding units	860	878	(18)	(2)%	161	183	(22)	(12)%
Average monthly revenue(2)	$552	$488	$64	13%	$419	$398	$21	5%
Average monthly depreciation(2),(3)	$374	$351	$23	7%	$316	$311	$5	2%

Debt:
Average outstanding balance	$51,707	$40,876	$10,831	26%	$5,656	$5,515	$141	3%
Effective interest rate	4.4%	3.9%			4.2%	4.6%
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
Leased vehicle expenses
Leased vehicle expenses increased due to higher average depreciation expense per unit, which was partially offset by lower average outstanding units.
Interest expense
Interest expense increased due to higher average outstanding debt and higher average interest rates. See “—Liquidity and Capital Resources” below for more information.

Realized (gains)/losses on derivatives and foreign currency debt
Net realized losses during the third quarter of fiscal year 2025 consisted of losses on pay float interest rate swaps of $95 million and losses on cross currency interest rate swaps of $59 million which were partially offset by gains on pay fixed interest rate swaps of $116 million and gains on foreign currency revaluation of debt of $4 million.
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
Interest expense
Interest expense decreased due to lower average interest rates which were partially offset by higher average outstanding debt and the effect of foreign currency translation adjustments. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivative instruments
Net realized gains on interest rate swaps during the third quarter of fiscal year 2025 were attributable to realized gains on pay fixed interest rate swaps of $12 million which were partially offset by realized losses on pay float interest rate swaps of $11 million.
Provision for credit losses
We recognized provision for credit losses of $3 million during both the third quarter of fiscal years 2025 and 2024. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
We recognized early termination losses on operating leases of less than $1 million during both the third quarter of fiscal years 2025 and 2024. See "—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 24.5% for the third quarter of fiscal year 2025 compared to 26.7% for the same period in fiscal year 2024. The decrease in the effective tax rate was primarily due to a decrease in state taxes. The Company's effective tax rate for the three months ended December 31, 2024 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Segment Results—Comparison of the Nine months ended December 31, 2024 and 2023
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Consolidated
	Nine months ended December 31,		Difference		Nine months ended December 31,		Difference		Nine months ended December 31,
	2024	2023	Amount	%	2024	2023	Amount	%	2024	2023

	(U.S. dollars in millions)
Revenues:
Retail	$1,823	$1,327	$496	37%	$204	$160	$44	28%	$2,027	$1,487
Dealer	203	145	58	40%	19	17	2	12%	222	162
Operating leases	4,129	3,881	248	6%	622	690	(68)	(10)%	4,751	4,571
Total revenues	6,155	5,353	802	15%	845	867	(22)	(3)%	7,000	6,220
Leased vehicle expenses	2,779	2,753	26	1%	465	533	(68)	(13)%	3,244	3,286
Interest expense	1,615	1,009	606	60%	184	176	8	5%	1,799	1,185
Realized losses (gains) on derivatives and foreign currency debt	94	(86)	180	n/m	(16)	(48)	32	(67)%	78	(134)
Net revenues	1,667	1,677	(10)	(1)%	212	206	6	3%	1,879	1,883
Other income	105	74	31	42%	12	11	1	9%	117	85
Total net revenues	1,772	1,751	21	1%	224	217	7	3%	1,996	1,968
Expenses:
General and administrative expenses	386	339	47	14%	42	38	4	11%	428	377
Provision for credit losses	218	214	4	2%	10	8	2	25%	228	222
Early termination loss on operating leases	94	69	25	36%	1	1	—	—%	95	70
Income before income taxes	$1,074	$1,129	$(55)	(5)%	$171	$170	$1	1%	$1,245	$1,299
_______________________
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Nine months ended December 31,		Difference		Nine months ended December 31,		Difference
	2024	2023	Amount	%	2024	2023	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$41,423	$34,519	$6,904	20%	$4,585	$4,151	$434	10%
Average outstanding units	2,181	1,968	213	11%	284	271	13	5%
Effective yield	5.9%	5.1%			5.9%	5.2%

Dealer loans:
Average outstanding balance	$3,873	$2,681	$1,192	44%	$372	$325	$47	14%
Effective yield	7.0%	7.2%			6.6%	7.0%

Operating leases:
Average outstanding balance	$24,804	$23,634	$1,170	5%	$3,466	$3,781	$(315)	(8)%
Average outstanding units	850	907	(57)	(6)%	166	192	(26)	(14)%
Average monthly revenue(2)	$540	$475	$65	14%	$415	$398	$17	4%
Average monthly depreciation(2),(3)	$371	$347	$24	7%	$316	$312	$4	1%

Debt:
Average outstanding balance	$49,140	$38,455	$10,685	28%	$5,595	$5,418	$177	3%
Effective interest rate	4.4%	3.5%			4.4%	4.4%
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
Leased vehicle expenses
Leased vehicle expenses increased due to higher average depreciation expense per unit, which was partially offset by lower average outstanding units.
Interest expense
Interest expense increased due to higher average interest rates and higher average outstanding debt. See “—Liquidity and Capital Resources” below for more information.

Realized (gains)/losses on derivatives and foreign currency debt
Net realized losses during the first nine months of fiscal year 2025 consisted of losses on pay float interest rate swaps of $372 million and losses on cross currency interest rate swaps of $199 million which were partially offset by gains on pay fixed interest rate swaps of $473 million and gains on foreign currency revaluation of debt of $4 million.
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
Realized (gains)/losses on derivative instruments
Net realized gains on interest rate swaps during the first nine months of fiscal year 2025 were attributable to realized gains on pay fixed interest rate swaps of $62 million which were partially offset by realized losses on pay float interest rate swaps of $46 million.
Provision for credit losses
Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
We recognized early termination losses on operating leases of $1 million during both the first nine months of fiscal year 2025 and fiscal year 2024. See "—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 27.2% for the first nine months of fiscal year 2025 compared to 28.3% for the same period in fiscal year 2024. The decrease in the effective tax rate was primarily due to a decrease in state taxes. The Company's effective tax rate for the nine months ended December 31, 2024 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended December 31,				Nine months ended December 31,
	2024		2023		2024		2023
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	146	107	140	96	444	311	418	252
Used automobile	28	5	41	14	104	28	124	33
Motorcycle and other	20	8	17	4	68	27	60	13
Total retail loans	194	120	198	114	616	366	602	298
Leases	108	102	89	87	333	321	263	231

Canada Segment
Retail loans	21	14	20	2	70	40	68	8
Leases	14	13	10	2	37	32	32	8

Consolidated
Retail loans	215	134	218	116	686	406	670	306
Leases	122	115	99	89	370	353	295	239
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
Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
United States Segment
New automobile	69%	68%	71%	66%
Motorcycle	42%	37%	42%	36%

Canada Segment
New automobile	79%	70%	76%	68%
Motorcycle	32%	24%	33%	21%

Consolidated
New automobile	70%	68%	72%	67%
Motorcycle	41%	36%	41%	34%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	December 31, 2024	March 31, 2024	December 31, 2024	March 31, 2024

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	$34,171	$30,591	1,639	1,509
Used automobile	7,385	6,931	411	394
Motorcycle and other	1,416	1,245	207	189
Total retail loans	$42,972	$38,767	2,257	2,092
Investment in operating leases	$26,294	$23,805	873	853

Securitized retail loans (2)	$10,807	$9,210	703	606

Canada Segment
Retail loans	$4,559	$4,429	289	279
Investment in operating leases	$3,304	$3,573	159	175

Securitized retail loans (2)	$706	$586	59	45

Consolidated
Retail loans	$47,531	$43,196	2,546	2,371
Investment in operating leases	$29,598	$27,378	1,032	1,028

Securitized retail loans (2)	$11,513	$9,796	762	651
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.

In the United States and Canada segments, retail loan acquisition volumes increased by 2% and 3%, respectively, and lease acquisition volumes increased by 27% and 16%, respectively, during the first nine months of fiscal year 2025 compared to the same period in fiscal year 2024 primarily due to the increase in sponsored program volumes. The increase in availability of new vehicles and sales, along with higher penetration rates, also contributed to the increase in consumer financing acquisition volumes.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	December 31, 2024	March 31, 2024
United States Segment
Automobile	29%	28%
Motorcycle	99%	98%
Other	17%	18%

Canada Segment
Automobile	29%	28%
Motorcycle	95%	95%
Other	93%	93%

Consolidated
Automobile	29%	28%
Motorcycle	98%	97%
Other	20%	21%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
United States Segment
Automobile	24%	21%	22%	21%
Motorcycle	98%	98%	98%	98%
Other	9%	27%	10%	10%

Canada Segment
Automobile	24%	24%	24%	24%
Motorcycle	92%	90%	89%	89%
Other	96%	97%	95%	97%

Consolidated
Automobile	24%	22%	23%	22%
Motorcycle	98%	97%	97%	97%
Other	14%	40%	15%	19%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	December 31, 2024	March 31, 2024	December 31, 2024	March 31, 2024

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,224	$1,826	65	56
Motorcycle	565	549	65	66
Other	31	44	17	29
Total wholesale flooring loans	$2,820	$2,419	147	151
Commercial loans	$1,268	$1,233

Canada Segment
Wholesale flooring loans	$309	$365	32	48
Commercial loans	$38	$35

Consolidated
Wholesale flooring loans	$3,129	$2,784	179	199
Commercial loans	$1,306	$1,268
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment		Canada Segment		Consolidated

	As of or for the three months ended December 31,
	2024	2023	2024	2023	2024	2023

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$397	$319	$15	$13	$412	$332
Provision for credit losses	67	71	3	3	70	74
Charge-offs, net of recoveries	(75)	(61)	(4)	(2)	(79)	(63)
Effect of translation adjustment	—	—	(1)	—	(1)	—
Allowance for credit losses at end of period	$389	$329	$13	$14	$402	$343

Charge-offs as a percentage of average receivable balance (1), (3)	0.64%	0.62%	0.30%	0.21%	0.60%	0.58%

Operating leases:
Early termination loss on operating leases	$39	$29	$1	$1	$40	$30

	United States Segment		Canada Segment		Consolidated

	As of or for the nine months ended December 31,
	2024	2023	2024	2023	2024	2023

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$339	$242	$14	$11	$353	$253
Provision for credit losses	218	214	10	8	228	222
Charge-offs, net of recoveries	(168)	(127)	(10)	(5)	(178)	(132)
Effect of translation adjustment	—	—	(1)	—	(1)	—
Allowance for credit losses at end of period	$389	$329	$13	$14	$402	$343

Charge-offs as a percentage of average receivable balance (1), (3)	0.50%	0.46%	0.28%	0.15%	0.47%	0.42%
Allowance as a percentage of ending receivable balance (1)	0.82%	0.80%	0.27%	0.32%	0.77%	0.75%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$205	$167	$9	$6	$214	$173
As a percentage of ending receivable balance (1),(2)	0.43%	0.41%	0.18%	0.13%	0.41%	0.38%

Operating leases:
Early termination loss on operating leases	$94	$69	$1	$1	$95	$70
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
(3)Percentages for both the three and nine months ended December 31, 2024 and 2023 have been annualized.

In the United States segment, we recognized a provision for credit losses on our finance receivables of $218 million and $214 million during the first nine months of fiscal year 2025 and 2024, respectively. The increase in the provision for credit losses was due to higher retail loan acquisitions. Expected credit losses on our retail loans also increased due to the increasing trend of delinquencies and net charge-offs. The increase in net charge-offs was due to the increase in the volume of retail loans with longer terms which typically have higher loan-to-value ratios, and as a result, higher loss severities. We recognized early termination losses on operating leases of $94 million and $69 million during the first nine months of fiscal year 2025 and 2024, respectively. Early termination losses on operating leases increased due to the increases in realized losses, our estimate of early termination losses, and acquisition volumes. The increase in operating lease delinquencies contributed to the increase in our estimate of early termination losses.
In the Canada segment, we recognized a provision for credit losses on our finance receivable of $10 million and $8 million during the first nine months of fiscal year 2025 and 2024, respectively. Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. We recognized early termination losses on operating leases of $1 million during both the first nine months of fiscal year 2025 and fiscal year 2024.
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
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount carrying values exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first nine months of fiscal year 2025. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Estimates—Estimated End of Term Residual Values” below.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	78	103	294	337
Sales through auctions and dealer direct programs (3)	3	1	9	1
Total termination units	81	104	303	338

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	17	17	52	58
Total termination units	17	17	52	58

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	95	120	346	395
Sales through auctions and dealer direct programs (3)	3	1	9	1
Total termination units	98	121	355	396
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
In an effort to minimize liquidity risk and interest rate risk and the resulting negative effects on our margins, results of operations and cash flows, our funding strategy incorporates investor diversification and the utilization of multiple funding sources including commercial paper, medium-term notes, bank loans and asset-backed securities. In January 2025, AHFC also issued fixed rate short-term debt to AHM to fund general corporate operations. We incorporate a funding strategy that takes into consideration factors such as the interest rate environment, domestic and foreign capital market conditions, maturity profiles, and economic conditions. We believe that our funding sources, combined with cash provided by operating and investing activities, will provide sufficient liquidity for us to meet our debt service and working capital requirements over the next twelve months.

The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of December 31, 2024 and March 31, 2024 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of December 31, 2024 and March 31, 2024, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on December 31, 2024. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.
Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate (1)
	December 31, 2024	March 31, 2024	December 31, 2024	March 31, 2024

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$5,755	$4,499	4.79%	5.71%
Bank loans	700	900	5.31%	6.21%
Public MTN program	35,219	31,151	4.01%	3.58%
Total unsecured debt	$41,674	$36,550
Secured debt	10,357	8,813	4.82%	4.48%
Total debt	$52,031	$45,363

Canada Segment
Unsecured debt:
Commercial paper	$936	$794	3.72%	5.20%
Bank loans	850	904	4.29%	5.89%
Other debt	3,088	3,318	3.61%	3.59%
Total unsecured debt	4,874	5,016
Secured debt	650	538	4.48%	5.91%
Total debt	$5,524	$5,554

Consolidated
Unsecured debt:
Commercial paper	$6,691	$5,293	4.64%	5.64%
Bank loans	1,550	1,804	4.75%	6.05%
Public MTN program	35,219	31,151	4.01%	3.58%
Other debt	3,088	3,318	3.61%	3.59%
Total unsecured debt	46,548	41,566
Secured debt	11,007	9,351	4.80%	4.56%
Total debt	$57,555	$50,917
______________________

(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.
Commercial Paper
As of December 31, 2024, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.7 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the nine months ended December 31, 2024, consolidated commercial paper month-end outstanding principal balances ranged from $5.1 billion to $6.7 billion.

Bank Loans
During the nine months ended December 31, 2024, AHFC did not enter into any new loan agreements. HCFI entered into a new floating rate loan for C$225 million ($156 million). As of December 31, 2024, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $104 million to $500 million. As of December 31, 2024, the remaining maturities of all bank loans outstanding ranged from 85 days to approximately 4.7 years. The weighted average remaining maturity on all bank loans was 1.8 years as of December 31, 2024.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of December 31, 2024, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
Public MTN Program
AHFC is a well-known seasoned issuer under SEC rules and issues Public MTNs pursuant to a registration statement on Form S-3 filed with the SEC. In August 2024, AHFC increased its Public MTN program by filing a new prospectus supplement with the SEC under which it may issue from time to time up to $45.0 billion aggregate principal amount of Public MTNs, which includes the issuance of foreign currency denominated notes into international markets. The aggregate principal amount of MTNs offered under this program may be increased from time to time.
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the nine months ended December 31, 2024, AHFC issued $4.8 billion of floating rate notes ranging from 12 months to 36 months in both USD and EUR. Additionally, AHFC also issued $5.1 billion of fixed rate notes ranging from 2 years 1 month to 7 years in both USD and EUR. The weighted average remaining maturities of all Public MTNs was 2.5 years as of December 31, 2024.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of December 31, 2024, management believes that AHFC was in compliance with all covenants under the indenture.
The table below presents a summary of outstanding debt issued under our Public MTN Program by currency:

	December 31, 2024	March 31, 2024

	(U.S. dollars in millions)
U.S. dollar	$29,025	$25,673
Euro	4,386	3,656
Sterling	1,808	1,822
Total	$35,219	$31,151
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the nine months ended December 31, 2024, HCFI issued C$500 million ($348 million) of fixed rate notes and C$200 million ($139 million) of floating rate notes. As of December 31, 2024, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 143 days to approximately 4.4 years. The weighted average remaining maturities of these notes was 2.5 years as of December 31, 2024.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2024, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

During the nine months ended December 31, 2024, we issued notes through asset-backed securitizations totaling $6.4 billion, which were secured by assets with an initial balance of $6.9 billion. There were no outstanding operating lease securitizations as of December 31, 2024.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 21, 2025, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of December 31, 2024, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.4 billion) syndicated bank credit facility that includes a C$1.0 billion ($695 million) credit agreement, which expires on March 25, 2025 and a C$1.0 billion ($695 million) credit agreement, which expires March 25, 2027. As of December 31, 2024, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace the credit agreements prior to or on the expiration dates.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of December 31, 2024, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of December 31, 2024, no amounts were drawn upon under these agreements. These agreements expire in September 2025. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of December 31, 2024 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $21 million and $17 million during the three months ended December 31, 2024 and 2023, respectively, and $62 million and $48 million during the nine months ended December 31, 2024 and 2023, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of December 31, 2024, AHFC and its consolidated subsidiaries had $66.4 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $17.5 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

Material Cash Requirements
The following table summarizes our material cash requirements from contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve-month periods ending December 31,
	Total	2025	2026	2027	2028	2029	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$46,667	$17,276	$10,181	$5,752	$5,236	$2,932	$5,290
Secured debt obligations (1)	11,025	5,702	3,505	1,635	183	—	—
Interest payments on debt (2)	5,099	1,831	1,230	763	499	319	457
Total	$62,791	$24,809	$14,916	$8,150	$5,918	$3,251	$5,747

_______________________

(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of December 31, 2024.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of December 31, 2024.
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
Sensitivity Analysis
We applied the baseline economic scenarios for the United States and Canada that were obtained from a third party economic research firm in our models to determine our allowance for credit losses on retail loans and estimated early termination losses on operating lease assets as of December 31, 2024. These baseline economic scenarios represent forecasts of the most likely economic future, with an equal probability of economic conditions being better or worse than forecasted. Alternative economic scenarios were also obtained from the third party economic research firm. As an example of the sensitivity of our accounting estimates, we applied upside and downside economic scenarios in our models. The peak unemployment rate over the next 24 month period under the upside and downside economic scenarios in the United States was 3.9% and 8.3%, respectively. The resulting allowance for credit losses on retail loans under the upside and downside economic scenarios was $347 million and $578 million, respectively. Similarly, the resulting estimated early termination losses on operating lease assets were $89 million and $135 million, respectively.
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
Sensitivity Analysis
If future expected end of term market values for all outstanding operating leases as of December 31, 2024 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $29 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $10 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis is specific to the conditions in effect as of December 31, 2024 and does not consider the effect declines in estimated end of term market values may have on return rates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2024, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information on our material legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, which was filed with the SEC on June 20, 2024, except to supplement the risk factors below.
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
•risks with HMC's current business alliances and joint ventures and any future potential business alliances, joint ventures, or business combinations;
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
The cost and availability of financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Our credit ratings depend, in large part, on the existence of the Keep Well Agreements with HMC and on the financial condition and results of operations of HMC. If these arrangements (or replacement arrangements acceptable to the rating agencies, if any) become unavailable to us, or if a credit rating of HMC is lowered, our credit ratings will also likely be adversely impacted, leading to higher borrowing costs. Further, organizational changes to HMC’s structure, including potential business combinations, may adversely impact HMC’s credit ratings. Uncertainty regarding such changes, including the specific implications to AHFC including the Keep Well Agreements with HMC, can also negatively impact our credit ratings and our ability to access debt capital markets.
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
Dated: February 14, 2025

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President, Assistant Secretary and Compliance Officer (Principal Accounting Officer)