Form 10-K
period 2025-03-31
AMERICAN HONDA FINANCE CORP
filed 2025-06-18
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-36111
______________________________________________________________
AMERICAN HONDA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)
______________________________________________________________

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1919 Torrance Blvd., Torrance, California	90501
(Address of principal executive offices)	(Zip Code)
(310) 972-2288
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
0.750% Medium-Term Notes, Series A Due November 25, 2026	HMC/26A	New York Stock Exchange
3.500% Medium-Term Notes, Series A Due April 24, 2026	HMC/26F	New York Stock Exchange
Floating Rate Medium-Term Notes, Series A Due April 29, 2026	HMC/26G	New York Stock Exchange
Floating Rate Medium-Term Notes, Series A Due May 29, 2026	HMC/26I	New York Stock Exchange
1.500% Medium-Term Notes, Series A Due October 19, 2027	HMC/27A	New York Stock Exchange
3.750% Medium-Term Notes, Series A Due October 25, 2027	HMC/27B	New York Stock Exchange
Floating Rate Medium-Term Notes, Series A Due May 28, 2027	HMC/27F	New York Stock Exchange
0.300% Medium-Term Notes, Series A Due July 7, 2028	HMC/28A	New York Stock Exchange
3.300% Medium-Term Notes, Series A Due March 21, 2029	HMC/29C	New York Stock Exchange
5.600% Medium-Term Notes, Series A Due September 6, 2030	HMC/30A	New York Stock Exchange
3.650% Medium-Term Notes, Series A Due April 23, 2031	HMC/31B	New York Stock Exchange
3.950% Medium-Term Notes, Series A Due March 19, 2032	HMC/32	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 31, 2025, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.
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

1

AMERICAN HONDA FINANCE CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended March 31, 2025

i

Cautionary Statement Regarding Forward-Looking Statements
Certain statements included herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “scheduled,” or “anticipates” or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. In addition, all information included herein with respect to projected or future results of operations, cash flows, financial condition, financial performance, or other financial or statistical matters constitute forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and that may be incapable of being realized. The following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements:
•duration and severity of supply chain disruptions on the production of new vehicles and other products and related dealer inventory levels;
•declines in the financial condition or performance of Honda Motor Co., Ltd. and subsidiaries or the sales of Honda or Acura products;
•changes in economic and general business conditions, both domestically and internationally, including inflationary pressures, changes in interest rates, changes in international trade policy, declining consumer sentiment and market uncertainty;
•fluctuations in interest rates and currency exchange rates;
•failure of our customers, dealers or counterparties to meet the terms of any contracts with us, or otherwise fail to perform as agreed;
•our inability to recover the estimated residual value of leased vehicles at the end of their lease terms;
•changes, volatility or disruption in our funding sources or access to the capital markets;
•changes in the ownership and structure of our parent entity;
•changes in our, or Honda Motor Co., Ltd.’s, credit ratings;
•increases in competition from other financial institutions seeking to increase their share of financing of Honda and Acura products;
•impact of pandemics, epidemics, and other public health crises, and efforts to contain them on our operations, liquidity and financial condition;
•changes in laws and regulations, including the result of financial services legislation, and related costs;
•changes in accounting standards;
•failure or interruption in our operations; and
•security breach or cyber-attack.
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

Consumer Financing
Retail Loans
We provide indirect financing to retail customers of Honda and Acura products by acquiring retail loans originated by Honda and Acura dealers. Retail loans are acquired in accordance with our underwriting standards. See “—Underwriting and Pricing of Consumer Financing” below for a description of our underwriting process. The products that we finance consist primarily of new and used Honda and Acura automobiles and Honda motorcycles, power equipment, and marine engines. Retail loans may also include the financing of insurance products or vehicle service contracts. See “—Vehicle Service Contract Administration” below for more information. The terms of retail loans generally range from 24 to 84 months. Effective April 1, 2024, we began offering 96-month loans on new automobiles in Canada.
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
Leases are acquired in accordance with our underwriting standards. See “—Underwriting and Pricing of Consumer Financing” below for a description of our underwriting process. Terms of the leases generally range from 24 to 48 months in the United States and 24 to 60 months in Canada. We service the leases we acquire. We may waive late payment fees and other fees assessed in the ordinary course of servicing the leases, extend the lease term, or offer end-of-lease incentives. See “—Servicing of Consumer Financing” below for more information.
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
Underwriting and Pricing of Consumer Financing
Dealers submit customer credit applications electronically through our online system. In addition, our customers are able to submit their own credit applications for pre-approval directly through our website. If our requirements are met, an application received from a dealer is approved automatically. If our requirements are not met, the customer will receive instructions to contact a dealer. Our system is programmed to review application information for purchase policy and legal compliance. In the United States, applications submitted by a dealer that are not automatically approved are routed to credit buyers located in our service centers, who will evaluate and make purchase decisions within the framework of our purchase policy and legal requirements. In Canada, applications that are not automatically approved are routed to a dealer to confirm further requirements with the credit buyers located in our service centers, who will evaluate and make purchase decisions within the framework of our purchase policy and legal requirements.

We utilize our proprietary credit scoring system to evaluate the credit risk of applicants. Factors used by our credit scoring system to develop a customer’s credit grade include the term of the contract, the loan-to-value or lease capitalized cost-to-value ratios, the customer’s debt ratios, and credit bureau attributes, number of trade lines, utilization ratio, and number of credit inquiries. We utilize different scorecards depending on the type of product we finance, and we regularly review and analyze our consumer financing portfolio to ensure the effectiveness of our underwriting guidelines, purchasing criteria and scorecard predictability of our customers' credit worthiness.
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
•Remarketing Center. The Remarketing Center oversees the disposition of vehicles returned at the end of leases and after repossession. In order to minimize losses at lease maturity, we have developed remarketing strategies to maximize proceeds and minimize disposition costs on vehicles sold at lease termination. We use various channels to sell vehicles returned at lease end, including a dealer direct, on-line program referred to as the Vehicle Inter-Dealer Purchase System (VIPS) and physical auctions. The goal of our VIPS program is to increase dealer purchases of off-lease vehicles thereby reducing our disposition losses and costs of such vehicles. Through VIPS, the grounding dealer initially has the exclusive right to purchase the vehicle at the contractual residual value or a market-based price. If the vehicle is not purchased by the grounding dealer, it then becomes available to Honda and Acura vehicle dealers through the VIPS online auction. If the vehicle is not sold to a Honda or Acura dealer, the auction is opened to any dealer. Off-lease vehicles that are not purchased through a VIPS auction and all repossessed vehicles are sold at physical auction sites throughout the United States. When deemed necessary, we recondition used vehicles prior to sale in order to enhance the vehicle values at auction. Additionally, vehicles to be sold at public auctions may be relocated in accordance with our goal to minimize oversupply at any given location and maximize sales proceeds.
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
Incentive Financing Programs for Retail Loans and Leases
A substantial portion of our consumer financing business is acquired through incentive financing programs sponsored by AHM and HCI, in the United States and Canada, respectively. These programs typically offer promotional rates on retail loans and leases to purchasers and lessees of Honda and Acura products. AHM and HCI, as applicable, pay us subsidies that enable us to realize a market yield on any financing contract we indirectly finance under these programs. Market yield is based on, among other things, the credit quality of the customer and the length of the contract. The amount of subsidy payments we receive from AHM and HCI is dependent on the terms of the incentive financing programs and the interest rate environment. Subsidies received on retail loans and leases are deferred and recognized as revenue over the term of the related contracts. The volume of incentive financing programs sponsored by AHM and HCI and the allocation of those programs between retail loans and leases may vary from fiscal period to fiscal period depending upon the respective marketing strategies of AHM and HCI. AHM and HCI’s marketing strategies are based in part on their business planning and control, in which we do not participate. Therefore, we cannot predict the level of incentive financing programs AHM and HCI may sponsor in the future and a significant change in the level of incentive financing programs in a fiscal period typically only has a limited impact on our results of operations for that period. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”
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
Related Party Debt
From time to time, AHFC issues fixed rate short-term debt to AHM to fund AHFC's general corporate operations. See Note 4—Debt of Notes to Consolidated Financial Statements for further information regarding our related party debt.
Shared Services
AHM provides services to Honda’s North American operations. AHM provides us with information technology, legal, internal audit, facilities and other services pursuant to a shared services agreement. AHM is compensated for these services.
In Canada, we also share certain common expenditures with HCI, including professional services, data processing services, insurance, software development and facilities. HCI is compensated for these services.
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
During fiscal years 2024 and 2025, several countries, including Japan and Canada, enacted tax laws to adopt various aspects of the Organization for Economic Cooperation and Development (OECD) Global Anti-Base Erosion Model Rules (GloBE Rules). The GloBE Rules are designed to ensure large multinational enterprises (MNEs) pay a minimum level of tax (“Minimum Tax”) on income in each of the jurisdictions in which they operate. These rules generally apply to MNE groups with annual revenue of €750 million or more. We are within the scope of the GloBE Rules, effective as of April 1, 2024, as a result of our affiliation with HMC. On June 20, 2024, Canada, where our Canadian subsidiary HCFI is incorporated, enacted the Global Minimum Tax Act, implementing the Income Inclusion Rule and Qualified Domestic Minimum Top-up tax under the GloBE Rules, effective from April 1, 2024. Since HCFI is expected to have an effective tax rate that exceeds the 15% minimum rate, we have no related current tax expense associated with the Minimum Tax as of March 31, 2025. To date, the U.S., where we have the majority of our operations and conduct business, has not enacted laws to adopt the GloBE Rules. Based on preliminary analysis, we do not expect a material tax impact as a result of the GloBE Rules. We will continue to monitor legislative developments and changes in business for potential impacts of the GloBE Rules on future periods.
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
Human Capital
Our associates are our most valuable asset. We aim to create a safe, respectful, and productive work environment that embraces different talents, backgrounds, and perspectives and where associates feel valued and supported as both individuals and members of the team. We are committed to attracting, retaining, and developing the best talent to achieve our goals for today and prepare our company for the future.
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

Our management and associates understand and support our zero tolerance for discrimination, including in recruitment, hiring, training, reviewing, promoting, or administering any other personnel actions. We offer resources, tools, and training to help facilitate conversations about the make-up of our workforce. We also encourage our associates to get involved in Business Resource Groups, whose members are aligned across broad constituencies such as gender, race/ethnicity, ability, life-stage and other dimensions.
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
Employees
On March 31, 2025, we had 1,360 employees in the United States and 185 employees in Canada. We consider our employee relations to be satisfactory. We are not subject to any collective bargaining agreements with our employees.
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
•The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), among other things, created the Consumer Financial Protection Bureau (CFPB), an agency with broad rule-making examination and enforcement authority with respect to the laws and regulations that apply to consumer financial products and services.
•The Unfair, Deceptive, or Abusive Acts or Practices (UDAAP) regulations, primarily enforced by the CFPB, cover a broad range of activities, including advertising, sales practices, and product disclosures, ensuring transparency and fair treatment of consumers.
State Regulation
We are also subject to laws and regulations that vary among the states. A majority of states have enacted legislation establishing licensing requirements to conduct consumer financing activities. We are also periodically subject to state audits and inquiries, which monitor our compliance with consumer and other regulations.
State rules and regulations generally include requirements as to the form and content of finance contracts and limitations on the maximum rate of consumer finance charges, including interest rate. In periods of high interest rates, interest rate limitations could have an adverse effect on our operations if we are unable to pass on increased costs to our customers or dealers. State rules and regulations also restrict collection practices and creditor’s rights regarding our consumer accounts.
In addition, many states are focusing on consumer privacy and data protection as areas warranting consumer protection. Some states have passed complex legislation dealing with consumer privacy and data protection, which impacts companies such as AHFC. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, establishes certain transparency rules and creates certain data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. These regulations also require us to ensure that our systems are designed to protect the confidentiality of consumers’ nonpublic personal information. In addition, in some jurisdictions, these laws and regulations provide for civil penalties and violations and create a private right of action for security breaches that could lead to consumer class actions and other litigation against the Company.
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
•uncertainty regarding international trade policy;
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
•global economic slowdown;
•changes in the overall market for consumer financing or dealer financing;
•changes in consumer trends and preferences within the automotive industry;
•changes in the United States and Canadian regulatory environment, including financial incentives towards certain vehicles;
•a decline or slowdown in the new or used vehicle market;
•increased fuel prices;
•inflationary pressures;
•fluctuations in interest rates;
•changes in consumer confidence;
•changes in international trade policies, including tariffs;
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
The financial services industry in the United States and Canada is highly competitive. We compete with national and regional commercial banks, credit unions, savings and loan associations, finance companies, and other captive finance companies that provide consumer financing for new and used Honda and Acura products. Additionally, Canadian banks and credit unions are strong competitors in the automobile consumer financing business and also provide inventory financing for Honda and Acura dealers. Commercial banks, finance companies, and captive finance companies of other manufacturers also provide wholesale flooring financing for Honda and Acura dealers. Our primary competition in the wholesale motorcycle, power equipment, and marine engine financing business tends to be local banks and specialty finance firms that are familiar with the particular characteristics of these businesses. Changes in the financial services industry resulting from technological innovations and changes in consumer preferences in how they seek financing may also result in increased competition. Our ability to maintain and expand our market share is contingent upon, among other things, us offering competitive pricing, the quality of credit accepted, the flexibility of loan terms offered, the quality of service provided to dealers and customers and strong dealer relationships. Our inability to compete successfully, as well as increases in competitive pressures, could have an adverse impact on our contract volume, market share, revenues, and margins and have a material adverse effect on us.

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
The U.S. Government has introduced new tariffs applicable to the automotive industry. Such tariffs, and similar tariffs imposed by other governments, could have a material adverse effect on our financial condition and results of operations.
The U.S. Government has introduced new tariffs, including some tariffs specifically related to the automotive industry. Import tariffs charged by other governments in countries where HMC does business may also change. Based on the ultimate scope, nature and duration of any tariffs implemented, HMC may take various mitigating actions, such as making changes to its global production plans. Tariffs could also cause supply chain disruptions globally, potentially resulting in increased production costs, the inability to receive certain critical parts, increased vehicle prices, reduced incentives, and/or lost vehicle production volumes. Any extended reduction of HMC’s production or sale of vehicles could have an adverse effect on our business.
The full effects of tariffs on the U.S. and Canadian economies are currently unknown. An increase in inflation or a decrease in economic growth could impact the financial health of our borrowers and lead to higher delinquencies and defaults.

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
The availability of these financing sources at the prices we desire may depend on factors outside of our control, including our credit ratings, the sovereign credit ratings in jurisdictions in which we raise capital, disruptions to, or volatility within, the capital markets, actual events or concerns involving liquidity, defaults, or non-performance by financial institutions, the fiscal and monetary policies of government, government regulations, industry standards and market sentiment. In the event that we are unable to raise the funds we require at reasonable rates, we may curtail our various loan originations or incur the effects of increased costs of operation. Reducing loan originations or increasing the rates we charge consumers and dealers may adversely affect our ability to remain a preferred source of financing for consumers and dealers for Honda and Acura products and will have an adverse effect on our results of operations, cash flows, and financial condition. See “—Fluctuations in interest rates could have an adverse impact on our results of operations, cash flows, and financial condition” below.
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
Credit rating agencies that rate the credit of HMC and its affiliates, including AHFC, may qualify, alter, or terminate their ratings at any time. For example, Moody's Investors Service downgraded the credit rating of Honda Motor Co., Ltd. on March 26, 2020, and downgraded our credit ratings on March 27, 2020. Additionally, S&P Global Ratings downgraded the credit rating of Honda Motor Co., Ltd. and its subsidiaries, including us, on May 20, 2020 and revised their outlook to negative from stable on May 7, 2025. Global economic conditions and other geopolitical factors may directly or indirectly affect such ratings. Any downgrade in the sovereign credit ratings of the United States, Japan, or Canada may directly or indirectly have a negative effect on the ratings of HMC and AHFC. Downgrades, the change to a negative outlook, or placement on review for possible downgrades of such ratings have resulted and could continue to result in an increase in our borrowing costs and could reduce our access to global debt capital markets. These factors would have a negative impact on our business, including our competitive position, results of operations, cash flows and financial condition.
We are subject to consumer and dealer credit risk, which could adversely impact our results of operations, cash flows, and financial condition.
Credit risk is the risk of loss arising from the failure of a consumer or dealer to meet the terms of any contract with us or otherwise fail to perform as agreed. Credit losses are an expected cost of extending credit. The majority of our credit risk is with consumer financing, and to a lesser extent, with dealer financing. Our level of credit risk on our consumer financing portfolios is influenced primarily by two factors: the total number of contracts that default, and the amount of loss per occurrence, net of recoveries, which in turn are influenced by various factors, such as the used vehicle market, our purchase quality mix, contract term lengths, operational changes, and certain economic factors such as unemployment, the recessionary environment and inflationary pressures. Our level of credit risk on our dealer-financing portfolio is influenced primarily by the financial strength of dealers within the portfolio, the concentration of dealers demonstrating financial strength, the quality of the collateral securing the financing within the portfolio and economic factors. Significant physical effects of climate change, such as extreme weather and natural disasters, may affect consumers or dealers. For example, consumers living in areas affected by extreme weather and natural disasters may suffer financial harm, reducing their ability to make timely payments. Dealerships and physical auctions that facilitate the disposition of the financed vehicles after repossession are also subject to disruption as a result of extreme weather and natural disasters, which could result in an inability to sell repossessed vehicles or a temporary or permanent decline in the market value of those vehicles. If such extreme weather or a natural disaster were to occur in a geographic region in which a large number of consumers or dealers are located, these risks would be exacerbated. An increase in credit risk would increase our provision for credit losses and early termination losses on operating lease assets, which would have a negative impact on our results of operations, cash flows, and financial condition.
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
Our operations are subject to regulation, supervision, and licensing under various United States, Canadian, state, provincial, and local statutes, ordinances, and regulations. A failure to comply with applicable regulatory, supervisory, or licensing requirements may adversely affect our business, results of operations, cash flows, and financial condition. Due to events in the global financial markets, regulators have increased their focus on the regulation of the financial services industry. As a result, there have been and may continue to be proposals for laws and regulations that could increase the scope and nature of laws and regulations that are currently applicable to us. Changes to laws or regulations enacted to address the potential impacts of climate change, such as the recent rules adopted by the EPA and states such as California regarding vehicle emissions, may adversely impact the automobile industry in particular as a result of efforts to mitigate the factors contributing to climate change. Any change in such laws and regulations, whether in the form of new or amended laws or regulations, regulatory policies, supervisory action, or the application of any of the above, may adversely affect our business, results of operations, cash flows, and financial condition by increasing our costs to comply with the new laws, prohibiting or limiting the amount of certain revenues we currently receive, or constraining certain collection or collateral recovery actions which are currently available to us. We are also subject to tax laws under various jurisdictions and changes in, or our application of, tax laws may result in additional tax exposure.
Financial or consumer regulations may adversely affect our business, results of operations, cash flows and financial condition.
The scope of the Dodd-Frank Act has broad implications for the financial services industry, including us, affecting the offering, marketing, and regulation of consumer financial products and services offered by financial institutions. The potential impact of the Dodd-Frank Act and its rules and regulations may include supervision and examination, limitations on our ability to expand product and service offerings and new or modified disclosure requirements.
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
A security breach or a cyber-attack may adversely affect our business, results of operations and financial condition.
A security breach or cyber-attack of our systems could interrupt, damage or harm our operations or result in the slow performance or unavailability of our information systems for some customers. We collect, analyze and retain certain types of personally identifiable and other information pertaining to our customers and employees through internal and third-party information technology systems. We also store confidential business, employee and technical information. A security breach or cyber-attack of these systems, including those caused by physical or electronic break-ins, computer virus, malware, attacks by hackers or foreign governments, ransomware attacks, disruptions from authorized access and tampering (including through social engineering such as phishing attacks) and similar breaches, could expose us to a risk of loss of this information, regulatory scrutiny, claims for damages, penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on current and future business with current and potential customers. Information security risks have increased recently because of new technologies (including artificial intelligence), the use of the internet and telecommunications technologies (including mobile devices and in-vehicle systems) to conduct financial and other business transactions, state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflicts in Ukraine and Gaza, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. In some cases, it may be difficult to anticipate or immediately detect security breaches and the damage they cause.
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
Honda develops rules and procedures based on laws and regulations, formulates response flows, verifies and implements measures for improvement through cybersecurity exercises, and develops human resources, among other things. Honda also utilizes solutions for managing cybersecurity information and monitoring malicious activities to monitor and analyze cybersecurity threats and vulnerabilities, and in the event of a security incident related to a cyberattack with a significant impact on Honda, a Global Emergency Headquarters will be established under the supervision and monitoring of Honda's Risk Management Officer, and the supervisory division in charge of risks from cybersecurity threats plays a central role in quickly ascertaining the actual situation and taking measures to minimize the impacts of cybersecurity incidents from a company-wide perspective.
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
With regard to personal information protection regulations and cybersecurity-related laws and regulations in various countries, in addition to current regulations, Honda collects and monitors information on regulatory trends that are expected to be enforced in the future. Data security incident response plans have been established at AHFC and HCFI that guide the analytical processes, response phases, and procedures to follow during a data security incident of personally identifiable information.
Honda, including AHFC and HCFI, have been targeted by cyber-attacks in the past; however, no risks from cybersecurity threats have been identified that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, over the past three fiscal years. See “Item 1A. Risk Factors—General Risk Factors—A security breach or a cyber-attack may adversely affect our business, results of operations and financial condition.”
Governance
Based on the resolution of Honda’s Board of Directors, the Board of Directors has appointed the Senior Managing Executive Officer and Chief Officer for Automobile Operations as Honda's Risk Management Officer, who monitors and supervises the response status of significant risks, including risks from cybersecurity threats.
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
In accordance with the aforementioned Policy, Honda has designated its cybersecurity supervisory divisions to conduct risk assessments and report the status of cybersecurity risk responses to the Risk Management Officer through Honda’s Risk Management Committee. The designated cybersecurity supervisory divisions consist of members with practical experience in various roles related to information technology, including security, auditing, and systems are established in both the Quality Innovation Operations and Corporate Administration Operations divisions. Honda's Risk Management Officer, who has knowledge and experience in overall risk management, receives technical support from the cybersecurity risk supervisory divisions, and monitors and supervises the responses to risks from cybersecurity threats.
In the event of a material cybersecurity incident, the cybersecurity risk supervisory divisions are to immediately report it to Honda’s Risk Management Officer through the Risk Management Committee. Upon receiving the report, a Global Emergency Headquarters will be established, which coordinate with relevant organizations affected by the incident in order to prevent and contain the crisis. Such response status is reported to Honda's Board of Directors and the Executive Council as necessary based on the judgment of the Risk Management Officer.
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
AHFC’s and HCFI’s Company Operating Committees advise and support each company’s President on company operations and other matters of corporate importance which includes, among other things, matters regarding cybersecurity. The Company Operating Committees may report on certain matters directly to the North American Regional Operating Board. Confidentiality Committees have also been established at AHFC and HCFI whose roles include, among other things, the safeguarding of personally identifiable information of our customers and associates from data security breaches. Members of our Confidentiality Committees include the Risk Management Officers, the Chief Information Security Officer or other information technology representative, and members from various areas throughout our companies.
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
References in this report to our “fiscal year 2025”, “fiscal year 2024” and “fiscal year 2023” refer to our fiscal years ended March 31, 2025, 2024 and 2023, respectively.
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
On February 13, 2025, HMC filed a Report on Form 6-K with the SEC disclosing that HMC and Nissan agreed to terminate the memorandum of understanding signed on December 23, 2024 for consideration of a business integration between the two companies. HMC further disclosed that Nissan, HMC, and Mitsubishi Motors agreed to terminate their memorandum of understanding regarding the consideration of the structure for a tripartite collaboration, in light of the termination of the memorandum of understanding between Nissan and HMC.

Tariffs and Trade Policies
The Trump Administration has enacted or proposed various tariffs impacting the automotive industry including, but not limited to, specific tariffs on imported automobiles and automobile parts, broader tariffs impacting the automotive industry supply chains such as tariffs on raw materials, and various baseline tariffs for countries. There remains significant uncertainty surrounding tariffs and trade policies amid the revisions to and suspension of tariffs by the Trump Administration and the various retaliatory measures taken or threatened by foreign countries. The ultimate impact of tariffs and trade policies will depend on various factors, including the scope, timing, amount and nature, but such tariffs and trade policies would likely have a negative impact on our overall business, including but not limited to the production and availability of new vehicles, higher production costs, dealer inventory levels, new vehicle sales, and ultimately consumer financing acquisition volumes. The broader economic impact of tariffs and trade policies may increase inflation, reduce economic growth, or cause a recession that could, among other things, reduce consumer demand for vehicles and cause financial market to experience increased volatility, reducing liquidity and credit availability.

Results of Operations
We assess the performance of our operations based on the two geographic regions where we operate: the United States and Canada. The measure of profit or loss used to assess the performance of our United States and Canada segments is income before income taxes and the effect of valuation adjustments on derivative instruments and revaluations of foreign currency denominated debt. For additional information regarding our segments, see Note 14—Segment and Geographic Information of Notes to Consolidated Financial Statements. The following tables and related discussion are presented based on the measure used to assess the performance of our United States and Canada segments.
Operating Environment Overview
New vehicle production and dealer inventory levels have normalized since the lows we experienced during the first half of fiscal year 2023. Total consumer financing acquisition volumes remained strong with the support of incentive programs and our total outstanding asset balances continued to increase during fiscal year 2025. Although benchmark interest rates have declined since the first quarter of fiscal year 2025, the returns on our consumer financing assets and effective interest rates on our debt remained higher during fiscal year 2025 relative to fiscal 2024.
The trend in delinquencies and charge-offs continued to increase which may be attributable to the negative effects of higher monthly loan and lease payments caused by higher transaction prices, inflationary pressures, high interest rates, and other factors affecting consumers’ ability to perform on their obligations. Used vehicle prices have softened but remain relatively strong with return rates on leased vehicles remaining at low levels.
Segment Results—Comparison of Fiscal Years Ended March 31, 2025 and 2024
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Total Segments
	Years ended March 31,		Difference		Years ended March 31,		Difference		Years ended March 31,
	2025	2024	Amount	%	2025	2024	Amount	%	2025	2024

	(U.S. dollars in millions)
Revenues:
Retail	$2,474	$1,855	$619	33%	$274	$221	$53	24%	$2,748	$2,076
Dealer	268	206	62	30%	23	24	(1)	(4)%	291	230
Operating leases	5,634	5,192	442	9%	816	907	(91)	(10)%	6,450	6,099
Total revenues	8,376	7,253	1,123	15%	1,113	1,152	(39)	(3)%	9,489	8,405
Leased vehicle expenses	3,783	3,641	142	4%	607	699	(92)	(13)%	4,390	4,340
Interest expense	2,209	1,464	745	51%	236	239	(3)	(1)%	2,445	1,703
Realized (gains)/losses on derivatives and foreign currency debt	141	(81)	222	n/m	(12)	(60)	48	(80)%	129	(141)
Net revenues	2,243	2,229	14	1%	282	274	8	3%	2,525	2,503
Other income, net	141	110	31	28%	18	18	—	—%	159	128
Total net revenues	2,384	2,339	45	2%	300	292	8	3%	2,684	2,631
Expenses:
General and administrative expenses	542	503	39	8%	55	54	1	2%	597	557
Provision for credit losses	293	290	3	1%	13	11	2	18%	306	301
Early termination loss on operating leases	135	98	37	38%	1	2	(1)	(50)%	136	100
Income before income taxes and valuation adjustments	$1,414	$1,448	$(34)	(2)%	$231	$225	$6	3%	$1,645	$1,673
_______________________
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Years ended March 31,		Difference		Years ended March 31,		Difference
	2025	2024	Amount	%	2025	2024	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$41,952	$35,482	$6,470	18%	$4,584	$4,217	$367	9%
Average outstanding units	2,201	1,994	207	10%	286	273	13	5%
Effective yield	5.9%	5.2%			6.0%	5.2%

Dealer loans:
Average outstanding balance	$3,894	$2,863	$1,031	36%	$372	$340	$32	9%
Effective yield	6.9%	7.2%			6.2%	7.1%

Operating leases:
Average outstanding balance	$25,325	$23,655	$1,670	7%	$3,421	$3,738	$(317)	(8)%
Average outstanding units	860	896	(36)	(4)%	164	189	(25)	(13)%
Average monthly rental income(2)	$546	$483	$63	13%	$414	$400	$14	4%
Average monthly depreciation(2),(3)	$374	$349	$25	7%	$314	$313	$1	—%

Debt:
Average outstanding balance	$50,399	$39,857	$10,542	26%	$5,600	$5,444	$156	3%
Effective interest rate	4.4%	3.7%			4.2%	4.4%
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
–Operating lease revenue increased due to an increase in average revenue per unit, which was partially offset by lower average outstanding units.
Leased vehicle expenses
Leased vehicle expenses increased due to higher average depreciation expense per unit, which was partially offset by lower average outstanding units.
Interest expense
Interest expense increased due to higher average outstanding debt balances and higher average interest rates. See “—Liquidity and Capital Resources” below for more information.

Realized (gains)/losses on derivatives and foreign currency debt
Net realized losses during fiscal year 2025 consisted of losses on pay float interest rate swaps of $434 million and losses on cross currency interest rate swaps of $247 million, which were partially offset by gains on pay fixed interest rate swaps of $536 million and gains on foreign currency revaluation of debt of $4 million.
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
–Revenue from dealer loans decreased due to lower yields which was partially offset by higher average outstanding balances primarily of wholesale flooring loans as a result of higher dealer inventory levels and the effect of foreign currency translation adjustments.
–Operating lease revenue decreased due to lower average outstanding units and the effect of foreign currency translation adjustments.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units and the effect of foreign currency translation adjustments.
Interest expense
Interest expense decreased due to lower average interest rates and the effect of foreign currency translation adjustments which were partially offset by higher average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivative instruments
Net realized gains on interest rate swaps during fiscal year 2025 were attributable to realized gains on pay fixed interest rate swaps of $62 million, which were partially offset by realized losses on pay float interest rate swaps of $50 million.
Provision for credit losses
Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases decreased due to decreases in realized losses and our estimate of early termination losses. See “—Financial Condition—Credit Risk” below for more information.

Income tax expense
The consolidated effective tax rate was 26.0% for fiscal year 2025 and 28.6% for fiscal year 2024. The decrease in the effective tax rate for fiscal year 2025 was primarily attributable to a decrease in U.S. state taxes compared to the prior year. The Company's effective tax rate for fiscal year 2025 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Years ended March 31,
	2025		2024		2023
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	582	417	557	342	301	165
Used automobile	135	35	156	38	113	30
Motorcycle and other	86	31	78	18	58	1
Total retail loans	803	483	791	398	472	196
Leases	437	423	366	333	229	196

Canada Segment
Retail loans	91	53	86	14	64	23
Leases	47	42	42	16	37	28

Consolidated
Retail loans	894	536	877	412	536	219
Leases	484	465	408	349	266	224
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

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Years ended March 31,
	2025	2024	2023
United States Segment
New automobile	71%	68%	53%
Motorcycle	43%	36%	28%

Canada Segment
New automobile	75%	68%	75%
Motorcycle	33%	23%	17%

Consolidated
New automobile	71%	68%	55%
Motorcycle	42%	35%	27%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	March 31,			March 31,
	2025	2024	2023	2025	2024	2023

	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	$34,738	$30,591	$24,564	1,658	1,509	1,375
Used automobile	7,404	6,931	5,276	410	394	337
Motorcycle and other	1,412	1,245	1,137	205	189	176
Total retail loans	$43,554	$38,767	$30,977	2,273	2,092	1,888
Investment in operating leases	$27,316	$23,805	$23,853	899	853	954

Securitized retail loans (2)	$12,350	$9,210	$6,770	768	606	540

Canada Segment
Retail loans	$4,627	$4,429	$3,777	293	279	264
Investment in operating leases	$3,280	$3,573	$3,925	155	175	207

Securitized retail loans (2)	$619	$586	$446	56	45	26
Securitized investment in operating leases (2)	$—	$—	$168	—	—	14

Consolidated
Retail loans	$48,181	$43,196	$34,754	2,566	2,371	2,152
Investment in operating leases	$30,596	$27,378	$27,778	1,054	1,028	1,161

Securitized retail loans (2)	$12,969	$9,796	$7,216	824	651	566
Securitized investment in operating leases (2)	$—	$—	$168	—	—	14
_______________________
(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.
In the United States and Canada segments, retail loan acquisition volumes increased by 2% and 6%, respectively, and lease acquisition volumes increased by 19% and 12%, respectively, during fiscal year 2025 compared to fiscal year 2024 primarily due to the increase in sponsored program volumes. The increase in availability of new vehicles and sales, along with higher penetration rates also contributed to the increase in consumer financing volumes.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	March 31,
	2025	2024	2023
United States Segment
Automobile	29%	28%	28%
Motorcycle	98%	98%	98%
Other	17%	18%	16%

Canada Segment
Automobile	29%	28%	29%
Motorcycle	95%	95%	95%
Other	94%	93%	94%

Consolidated
Automobile	29%	28%	28%
Motorcycle	98%	97%	97%
Other	20%	21%	19%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Years ended March 31,
	2025	2024	2023
United States Segment
Automobile	22%	22%	21%
Motorcycle	98%	98%	98%
Other	8%	7%	8%

Canada Segment
Automobile	24%	24%	26%
Motorcycle	89%	90%	91%
Other	96%	97%	96%

Consolidated
Automobile	22%	22%	22%
Motorcycle	97%	97%	97%
Other	14%	14%	12%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	March 31,			March 31,
	2025	2024	2023	2025	2024	2023

	(U.S. dollars in millions)			(Wholesale Flooring Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,057	$1,826	$1,193	60	56	35
Motorcycle	555	549	428	62	66	58
Other	32	44	65	19	29	55
Total wholesale flooring loans	$2,644	$2,419	$1,686	141	151	148
Commercial loans	$1,295	$1,233	$855

Canada Segment
Wholesale flooring loans	$359	$365	$258	42	48	45
Commercial loans	$37	$35	$32

Consolidated
Wholesale flooring loans	$3,003	$2,784	$1,944	183	199	193
Commercial loans	$1,332	$1,268	$887
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment			Canada Segment			Consolidated
	As of or for the years ended March 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$340	$242	$204	$13	$11	$7	$353	$253	$211
Provision for credit losses	293	290	138	13	11	8	306	301	146
Charge-offs, net of recoveries	(248)	(192)	(100)	(14)	(9)	(3)	(262)	(201)	(103)
Effect of translation adjustment	—	—	—	(1)	—	(1)	(1)	—	(1)
Allowance for credit losses at end of period	$385	$340	$242	$11	$13	$11	$396	$353	$253

Charge-offs as a percentage of average receivable balance (1)	0.54%	0.50%	0.31%	0.28%	0.19%	0.08%	0.52%	0.47%	0.28%
Allowance as a percentage of ending receivable balance (1)	0.80%	0.79%	0.71%	0.26%	0.30%	0.29%	0.75%	0.74%	0.67%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$144	$117	$90	$7	$6	$3	$151	$123	$93
As a percentage of ending receivable balance (1),(2)	0.30%	0.27%	0.26%	0.15%	0.12%	0.07%	0.29%	0.26%	0.24%

Operating leases:
Early termination loss on operating leases	$135	$98	$38	$1	$2	$—	$136	$100	$38
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
In the United States segment, we recognized a provision for credit losses on our finance receivables of $293 million and $290 million during fiscal year 2025 and 2024, respectively. The increase in provision for credit losses was due to higher retail loan acquisitions. Expected credit losses on our retail loans also increased due to the increasing trend of delinquencies and net charge-offs. The increase in net charge-offs was due to the increase in transaction prices. We recognized early termination losses on operating leases of $135 million and $98 million during fiscal year 2025 and 2024, respectively. Early termination losses on operating leases increased due to the increases in realized losses, our estimate of early termination losses, and acquisition volumes. The increase in operating lease delinquencies and forecasted unemployment rates contributed to the increase in our estimate of early termination losses.
In the Canada segment, we recognized a provision for credit losses on our finance receivables of $13 million and $11 million during fiscal year 2025 and 2024, respectively. Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. We recognized early termination losses on operating leases of $1 million and $2 million during fiscal year 2025 and 2024, respectively.

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
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured as to the amounts by which carrying amounts exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during fiscal year 2025. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Estimates—Estimated End of Term Residual Values” below.
The following table summarizes our number of lease terminations and the method of disposition:

	Years ended March 31,
	2025	2024	2023

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	366	448	453
Sales through auctions and dealer direct programs (3)	12	3	1
Total termination units	378	451	454

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	66	74	71
Sales through auctions and dealer direct programs (3)	—	—	—
Total termination units	66	74	71

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	432	522	524
Sales through auctions and dealer direct programs (3)	12	3	1
Total termination units	444	525	525
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
In an effort to minimize liquidity risk and interest rate risk and the resulting negative effects on our margins, results of operations and cash flows, our funding strategy incorporates investor diversification and the utilization of multiple funding sources including commercial paper, medium-term notes, bank loans and asset-backed securities and loans. From time to time, AHFC also issues fixed rate short-term debt to AHM to fund general corporate operations. We incorporate a funding strategy that takes into consideration factors such as the interest rate environment, domestic and foreign capital market conditions, maturity profiles, and economic conditions. We believe that our funding sources, combined with cash provided by operating and investing activities, will provide sufficient liquidity for us to meet our debt service and working capital requirements over the next twelve months.
The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of March 31, 2025, 2024 and 2023 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of March 31, 2025, 2024 and 2023, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on March 31, 2025. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

				Weighted average contractual interest rate (1)
	March 31,			March 31,
	2025	2024	2023	2025	2024	2023

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,836	$4,499	$5,609	4.64%	5.71%	5.25%
Related party debt	1,800	—	—	4.59%	—%	—%
Bank loans	1,250	900	1,099	5.15%	6.21%	5.70%
Public MTN program	37,153	31,151	21,962	4.02%	3.58%	1.99%
Total unsecured debt	45,039	36,550	28,670
Secured debt	11,816	8,813	6,444	4.81%	4.48%	2.19%
Total debt	$56,855	$45,363	$35,114

Canada Segment
Unsecured debt:
Commercial paper	$1,186	$794	$766	3.20%	5.20%	4.70%
Bank loans	850	904	795	3.70%	5.89%	5.59%
Other debt	3,088	3,318	3,176	3.53%	3.59%	3.15%
Total unsecured debt	5,124	5,016	4,737
Secured debt	568	538	483	3.88%	5.91%	5.48%
Total debt	$5,692	$5,554	$5,220

Consolidated
Unsecured debt:
Commercial paper	$6,022	$5,293	$6,375	4.36%	5.64%	5.18%
Related party debt	1,800	—	—	4.59%	—%	—%
Bank loans	2,100	1,804	1,894	4.56%	6.05%	5.66%
Public MTN program	37,153	31,151	21,962	4.02%	3.58%	1.99%
Other debt	3,088	3,318	3,176	3.53%	3.59%	3.15%
Total unsecured debt	50,163	41,566	33,407
Secured debt	12,384	9,351	6,927	4.77%	4.56%	2.42%
Total debt	$62,547	$50,917	$40,334
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields.
Commercial Paper
As of March 31, 2025, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.7 billion). Interest rates on the commercial paper are fixed at the time of issuance. During fiscal year 2025, consolidated commercial paper month-end outstanding principal balances ranged from $5.1 billion to $7.4 billion.
Related Party Debt
From time to time, AHFC issues fixed rate debt to AHM to fund AHFC's general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of related party debt is less than 120 days.

Bank Loans
During fiscal year 2025, AHFC entered into a $500 million and a $250 million fixed rate term loan agreement. HCFI entered into a 2-year floating rate loan for C$225 million ($156 million). As of March 31, 2025, we had bank loans denominated in U.S. dollars and Canadian dollars with fixed and floating interest rates, in principal amounts ranging from $104 million to $500 million. As of March 31, 2025, the remaining maturities of all bank loans outstanding ranged from 22 days to approximately 4.5 years. The weighted average remaining maturities of all bank loans was 1.2 years as of March 31, 2025.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of March 31, 2025, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
Public Medium-Term Note (MTN) Program
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
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During fiscal year 2025, AHFC issued $6.0 billion of floating rate notes ranging from 12 months to 3 years. AHFC also issued $8.3 billion of fixed rate notes ranging from 25 months to 10 years in USD and EUR. The weighted average remaining maturities of all Public MTNs was 2.7 years as of March 31, 2025.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of March 31, 2025, management believes that AHFC was in compliance with all covenants under the indenture.
The table below presents a summary of outstanding debt issued under our MTN Program by currency:

	March 31,
	2025	2024	2023

	(U.S. dollars in millions)
U.S. dollar	$29,196	$25,673	$17,868
Euro	6,090	3,656	2,867
Sterling	1,867	1,822	1,227
Total	$37,153	$31,151	$21,962
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During fiscal year 2025, HCFI issued C$500 million ($348 million) of fixed rate notes and C$200 million ($139 million) of floating rate notes. As of March 31, 2025, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 53 days to approximately 4.2 years. The weighted average remaining maturities of these notes was 2.2 years as of March 31, 2025.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2025, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

Secured Debt
Asset-Backed Securities and Loans
We enter into securitization transactions for funding purposes. Our securitization transactions involve transferring pools of retail loans to bankruptcy-remote special purpose entities (SPEs). The SPEs are established to accommodate securitization structures, which have the limited purpose of acquiring assets, issuing asset-backed securities or loans, and making payments on the secured debt. Assets transferred to SPEs are considered legally isolated from us and the claims of our creditors. We continue to service the retail loans transferred to the SPEs. Investors in the secured debt issued by a SPE only have recourse to the assets of such SPE and do not have recourse to the assets of AHFC, HCFI, or our other subsidiaries or to other SPEs. The assets of SPEs are the only source of funds for repayment on the secured debt.
Our securitizations are structured to provide credit enhancements to investors in the secured debt issued by the SPEs. Credit enhancements can include the following:
•Subordinated certificates— securities issued by SPEs that are retained by us and are subordinated in priority of payment to the secured debt.
•Overcollateralization— securitized asset balances that exceed the balance of secured debt issued by SPEs.
•Excess interest— excess interest collections to be used to cover losses on defaulted loans.
•Reserve funds— restricted cash accounts held by the SPEs to cover shortfalls in payments of interest and principal required to be paid on the secured debt.
•Yield supplement accounts—restricted cash accounts held by SPEs to supplement interest payments on secured debt.
The risk retention regulations in Regulation RR of the Securities Exchange Act of 1934, as amended (Exchange Act), require the sponsor to retain an economic interest in the credit risk of the securitized assets, either directly or through one or more majority-owned affiliates. Standard risk retention options allow the sponsor to retain either an eligible vertical interest, an eligible horizontal residual interest, or a combination of both. AHFC has satisfied this obligation by retaining an eligible vertical interest of an amount equal to at least 5% of the principal amount of each class of note and certificate issued for the securitization transactions that were subject to this rule but may choose to use other structures in the future.
We are required to consolidate the SPEs in our financial statements, which results in the securitizations being accounted for as on-balance sheet secured financings. The securitized assets remain on our consolidated balance sheet along with the secured debt issued by the SPEs.
During fiscal year 2025, we issued secured debt through asset-backed securitizations totaling $9.6 billion, which were secured by assets with an initial balance of $10.5 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 20, 2026, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of March 31, 2025, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.4 billion) syndicated bank credit facility that includes a C$1.0 billion ($695 million) credit agreement, which expires on March 25, 2026, and a C$1.0 billion ($695 million) credit agreement, which expires March 25, 2027. As of March 31, 2025, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace the credit agreements prior to or on the expiration dates.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of March 31, 2025, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of March 31, 2025, no amounts were drawn upon under these agreements. These agreements expire in September 2025. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
Keep Well Agreements
HMC has entered into separate Keep Well Agreements with AHFC and HCFI. For additional information, refer to “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and AHFC Keep Well Agreement” and “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and HCFI Keep Well Agreement.”
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $83 million, $67 million and $63 million during fiscal years 2025, 2024 and 2023, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of March 31, 2025, AHFC and its consolidated subsidiaries had $71.3 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $19.2 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.
Material Cash Requirements
The following table summarizes our material cash requirements from contractual obligations, excluding lending commitments to dealers and derivative obligations, by fiscal year payment period, as of March 31, 2025:

	Payments due by period
	Total	2026	2027	2028	2029	2030	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$50,293	$19,132	$9,866	$7,385	$5,503	$1,754	$6,653
Secured debt obligations (1)	12,402	6,289	3,981	1,874	258	—	—
Interest payments on debt (2)	5,673	2,009	1,290	861	548	352	613
Total	$68,368	$27,430	$15,137	$10,120	$6,309	$2,106	$7,266
_______________________
(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of March 31, 2025.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of March 31, 2025.

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
All derivative financial instruments are recorded on our consolidated balance sheet as assets or liabilities and carried at fair value. Changes in the fair value of derivatives are recognized in our consolidated statements of income in the period of the change. Since we do not elect to apply hedge accounting, the impact to earnings resulting from these valuation adjustments as reported under GAAP is not representative of our results of operations as evaluated by management. Realized gains and losses on derivative instruments, net of realized gains and losses on foreign currency denominated debt, are included in the measure of segment profit or loss when we evaluate segment performance. Refer to Note 14—Segment and Geographic Information of Notes to Consolidated Financial Statements for additional information about segment information and Note 5—Derivative Instruments of Notes to Consolidated Financial Statements for additional information on derivative instruments.
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
Sensitivity Analysis

We applied the baseline economic scenarios for the United States and Canada that were obtained from a third-party economic research firm in our models to determine our allowance for credit losses on retail loans and estimated early termination losses on operating lease assets as of March 31, 2025. These baseline economic scenarios represent forecasts of the most likely economic future, with an equal probability of economic conditions being better or worse than forecasted. Alternative economic scenarios were also obtained from the third-party economic research firm. As an example of the sensitivity of our accounting estimates, we applied upside and downside economic scenarios in our models. The peak unemployment rate over the next 24-month period under the upside and downside economic scenarios in the United States was 3.7% and 8.3%, respectively. The resulting allowance for credit losses on retail loans under the upside and downside economic scenarios was $350 million and $588 million, respectively.
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
Sensitivity Analysis
If future expected end of term market values for all outstanding operating leases as of March 31, 2025 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $31 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $10 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis is specific to the conditions in effect as of March 31, 2025 and does not consider the effect declines in estimated end of term market values may have on return rates.

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
The table below provides a quantitative measure of the sensitivity of interest rate movements. The assumptions we used for this sensitivity analysis were changed in the current year and our estimate for the prior year comparative period was also updated accordingly. We have estimated the effect of a hypothetical instantaneous 100-basis point increase and decrease to benchmark interest rates on our pre-tax cash flows on our floating rate financial instruments for the forward looking 12-month periods as of March 31, 2025 and 2024. Although interest rates on commercial paper debt are fixed at the time of issuance, commercial paper debt was also included in the updated analysis given their short term nature and their sensitivity to interest rate movements for new issuances. The estimate was based on the outstanding balances of floating rate receivables, floating rate debt, commercial paper debt, and derivatives as of March 31, 2025 and 2024 and we assume these balances remain constant throughout the forward looking 12-month periods. The hypothetical 100-basis point changes in benchmark interest rates are presumed to have an immediate impact on the estimated cash flows without considering that in actuality the impact could be delayed until the rates on floating rate instruments are scheduled to reset in accordance with contractual terms of the instruments. The estimates also presume all impacted cash flows are made within the forward looking 12-month periods. This analysis is purely hypothetical and should not be regarded as our view of future interest rate movements. The actual impact on cash flows could differ from the estimates due to various reasons including, but not limited to, differences in actual reinvestments of maturing assets, actual refinancing of maturing debt, actual derivative transactions, and any actions management could take in response to interest rate changes.

	Net impact on pre-tax cash flows for the 12 months ending March 31,
Hypothetical change in interest rate	2026	2025
100 basis point increase	$37 million increase	$22 million increase
100 basis point decrease	$37 million decrease	$22 million decrease

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2025, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2025.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC applicable to non-accelerated filers.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the fiscal year ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, Auditor Firm ID: 185.
The following table represents aggregate costs for fees and services provided to us by our independent registered public accounting firm.

	Years ended March 31,
	2025	2024

	(U.S. dollars in thousands)
Audit fees	$8,444	$8,178
Audit-related fees	454	446
Total	$8,898	$8,624
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

Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.

4.5	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
4.6	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 8, 2018.

Exhibit Number	Description	Method of Filing
4.7	Description of 0.750% Medium-Term Notes, Series A, due November 25, 2026.	Incorporated herein by reference to Exhibit number 4.16 filed with our annual report on Form 10-K, dated June 24, 2021.
4.8	Description of 3.500% Medium-Term Notes, Series A, due April 24, 2026.	Incorporated herein by reference to Exhibit number 4.10 filed with our annual report on Form 10-K, dated June 20, 2024.
4.9	Description of 0.300% Medium-Term Notes, Series A, due July 27, 2028.	Incorporated herein by reference to Exhibit number 4.15 filed with our annual report on Form 10-K, dated June 23, 2022.
4.10	Description of 1.500% Medium-Term Notes, Series A, due October 19, 2027.	Incorporated herein by reference to Exhibit number 4.16 filed with our annual report on Form 10-K, dated June 23, 2022.
4.11	Description of 3.750% Medium-Term Notes, Series A, due October 25, 2027.	Incorporated herein by reference to Exhibit number 4.13 filed with our annual report on Form 10-K, dated June 20, 2024.
4.12	Description of 5.600% Medium-Term Notes, Series A, due September 6, 2030.	Incorporated herein by reference to Exhibit number 4.14 filed with our annual report on Form 10-K, dated June 20, 2024.
4.13	Form of Fixed Rate Medium-Term Note, Series A and Form of Floating Rate Medium-Term Note, Series A.	Incorporated herein by reference to Exhibit numbers 4.1 and 4.2 filed with our current report on Form 8-K, dated August 8, 2024.
4.14	Description of Floating Rate Medium-Term Notes, Series A due April 29, 2026.	Incorporated herein by reference to Exhibit number 4.8 filed with our quarterly report on Form 10-Q, dated August 8, 2024.
4.15	Description of 3.650% Medium-Term Notes, Series A due April 23, 2031.	Incorporated herein by reference to Exhibit number 4.9 filed with our quarterly report on Form 10-Q, dated August 8, 2024.
4.16	Description of Floating Rate Medium-Term Notes, Series A due May 29, 2026.	Incorporated herein by reference to Exhibit number 4.9 filed with our quarterly report on Form 10-Q, dated November 7, 2024.
4.17	Description of 3.300% Medium-Term Notes, Series A due March 21, 2029.	Filed herewith.
4.18	Description of 3.950% Medium-Term Notes, Series A due March 19, 2032.	Filed herewith.
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
Incorporated herein by reference to exhibit number 10.1 filed with our current report on Form 8-K, dated March 25, 2024.
10.3	Amendment, dated as of June 30, 2014, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated June 30, 2014.

Exhibit Number	Description	Method of Filing
10.4	Second Amendment, dated as of March 13, 2015, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 13, 2015.
10.5	Third Amendment, dated as of March 23, 2016, between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2016.
10.6	Fourth Amendment dated as of March 23, 2017 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2017.
10.7	Fifth Amendment dated as of March 13, 2018 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to the same numbered Exhibit filed with our annual report on Form 10-K, dated June 21, 2018.
10.8	Sixth Amendment, dated as of March 12, 2019 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to the same numbered Exhibit filed with our annual report on Form 10-K, dated June 21, 2019.
10.9	Seventh Amendment, dated as of March 19, 2020 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 23, 2020.
10.10	Eighth Amendment, dated as of March 15, 2021 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 17, 2021.
10.11	Ninth Amendment, dated as of March 21, 2022 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 25, 2022.
10.12	Tenth Amendment, dated as of March 20, 2023 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 24, 2023.
10.13	First Amendment, dated as of March 25, 2025 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 25, 2025.
10.14
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
Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated February 25, 2022.
10.15	First Amendment, dated as of February 24, 2023 between AHFC and MUFG Bank Ltd., as administrative agent and auction agent, for and on behalf of the banks party to the 364-day Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated February 28, 2023.
10.16	Second Amendment, dated as of February 23, 2024 between AHFC and MUFG Bank Ltd., as administrative agent and auction agent, for and on behalf of the banks party to the 364-day Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated February 23, 2024.
10.17
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
Incorporated herein by reference to Exhibit number 10.2 filed with our current report on Form 8-K, dated February 25, 2022.

Exhibit Number	Description	Method of Filing
10.18
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
Incorporated herein by reference to Exhibit number 10.3 filed with our current report on Form 8-K, dated February 25, 2022.
10.19	Third Amendment dated as of February 21, 2025 between AHFC and MUFG Bank, Ltd., as administrative agent and auction agent, for and on behalf of the banks party to the 364-Day Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated February 24, 2025.
10.20	First Amendment dated as of February 21, 2025 between AHFC and MUFG Bank, Ltd., as administrative agent and auction agent, for and on behalf of the banks party to 3-Year Credit Agreement.	Incorporated herein by reference to Exhibit number 10.2 filed with our current report on Form 8-K, dated February 24, 2025.
10.21	First Amendment dated as of February 21, 2025 between AHFC and MUFG Bank, Ltd., as administrative agent and auction agent, for and on behalf of the banks party to the 5-Year Credit Agreement.	Incorporated herein by reference to Exhibit number 10.3 filed with our current report on Form 8-K, dated February 24, 2025.
10.22	Keep Well Agreement between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated September 9, 2005.	Incorporated herein by reference to Exhibit 10.1 filed with our registration statement on Form 10, dated June 28, 2013.
10.23	Support Compensation Agreement, between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated as of April 1, 2019.	Incorporated herein by reference to Exhibit 10.15 filed with our annual report on Form 10-K, dated June 21, 2019.
10.24	Keep Well Agreement between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated September 26, 2005.	Incorporated herein by reference to Exhibit 10.3 filed with our registration statement on Form 10, dated June 28, 2013.
10.25	Support Compensation Agreement, between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated as of April 1, 2019.	Incorporated herein by reference to Exhibit 10.17 filed with our annual report on Form 10-K, dated June 21, 2019.
23.1	Consent of KPMG LLP	Filed herewith.
31.1	Certification of Principal Executive Officer	Filed herewith.
31.2	Certification of Principal Financial Officer	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
97.1	American Honda Finance Corporation Recoupment of Incentive Compensation Policy	Incorporated herein by reference to the same numbered Exhibit filed with our annual report on Form 10-K, dated June 20, 2024.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH(33)	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL(33)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB(33)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE(33)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF(33)	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 18, 2025

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda Vice President, Treasurer, Assistant Secretary, Compliance Officer and Director (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Masaharu Hirose	President and Director	June 18, 2025
Masaharu Hirose	(Principal Executive Officer)
/s/ Petar Vucurevic	Senior Vice President and Director	June 18, 2025
Petar Vucurevic
/s/ Paul C. Honda	Vice President, Treasurer, Assistant Secretary, Compliance Officer and Director	June 18, 2025
Paul C. Honda	(Principal Financial Officer and Principal Accounting Officer)
Director
Kazuhiro Takizawa
Director
Masao Kawaguchi

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
For the fiscal year ended March 31, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of
American Honda Finance Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Honda Finance Corporation, a wholly owned subsidiary of American Honda Motor Co., Inc., and subsidiaries (the Company) as of March 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended March 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Allowance for expected credit losses on retail loans
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company’s total allowance for credit losses on retail loans evaluated on a collective basis as of March 31, 2025, was $387 million, of which a substantial portion related to loans in the United States (the collective ACL). Retail loans are grouped into pools with similar risk characteristics such as origination quarter, internal credit grade at origination, product type, and original term. The collective ACL is measured using an econometric regression model that correlates vintage age, credit quality, economic, and other variables to historical vintage-level credit loss performance. Current and forecasted economic conditions are applied in the model to project monthly gross loss rates in terms of origination dollars and recovery rates in terms of cumulative forecasted loss dollars for the remaining contractual life of each vintage. The contractual term is the estimated lifetime of retail loans and is considered to be a reasonable and supportable forecast period of future economic conditions. Economic forecasts and macroeconomic variables are obtained from a third-party economic research firm that extend through the lifetime of retail loans and converge to long-run equilibrium trends. A baseline forecast that reflects the most likely economic outcome is the single forecasted economic scenario applied in the model. Qualitative adjustments may also be applied if management believes the quantitative models do not reflect the best estimate of lifetime expected credit losses.

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

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and experience, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness and performance testing of the model by inspecting model documentation to determine whether the model is consistent with the model methodology and is suitable for its intended use
•evaluating model back-testing results to assess model output with actual loss performance
•assessing the selection of the forecasted economic scenario assumption and related macroeconomic variables by comparing the scenario to the Company’s business environment and relevant industry practices.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.

Estimated early termination losses on operating lease assets
As discussed in Note 1 to the consolidated financial statements, a portion of the Company’s operating leases is expected to terminate prior to their scheduled maturities when lessees default on their contractual obligations. In such circumstances, losses are generally realized upon the disposition of the repossessed operating lease vehicles as a reduction to the carrying value of operating lease assets. The Company’s investment in operating leases, net as of March 31, 2025 was $30,596 million, a substantial portion of which relates to leases in the United States. The estimate of early termination losses on operating lease assets is measured using an econometric regression model that correlates vintage age, credit quality, economic and other variables to historical vintage-level credit loss performance. Current and forecasted economic conditions are applied in the model to project monthly loss rates in terms of origination dollars and recovery rates in terms of cumulative loss dollars for the remaining contractual life of each vintage. A baseline forecast that reflects the most likely economic outcome is the single forecasted economic scenario applied in the model.
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

We evaluated the Company’s process to develop the estimated early termination losses on operating lease assets in the United States by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and experience, who assisted in:
•evaluating the Company’s methodology for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness and performance testing of the model by inspecting model documentation to determine whether the model is consistent with the model methodology and is suitable for their intended use
•evaluating model back-testing results to assess model output with actual loss performance
•assessing the selection of the forecasted economic scenario assumption and related macroeconomic variables by comparing the scenario to the Company’s business environment and relevant industry practices.

We also assessed the sufficiency of the audit evidence obtained related to the estimated early terminated losses on operating lease assets in the United States by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.

Estimated end of term residual values of leased vehicles
As discussed in Note 1 to the consolidated financial statements, depreciation of leased vehicles on operating leases is calculated on the straight-line method over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. The Company's investment in operating leases, net as of March 31, 2025, was $30,596 million, a substantial portion of which relates to leases in the United States. Estimated end of term residual values of leased vehicles are dependent on the expected market values of leased vehicles at the end of their lease terms and the percentage of leased vehicles expected to be returned by lessees. Factors considered in this evaluation include, among other factors, economic conditions, external market information on new and used vehicles, historical trends, and recent auction values.
We identified the assessment of estimated end of term residual values of leased vehicles in the United States as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgement was involved in the assessment due to measurement uncertainty. Specifically, complex auditor judgment was required to assess the residual value methodology, the estimated percentage of leased vehicles expected to be returned by the lessee at the end of the lease term, and the estimated residual values of leased vehicles at the end of the lease term. In addition, auditor judgement was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of end of term residual values of leased vehicles in the United States estimate, including controls related to the:
•continued use and appropriateness of the residual value methodology and model used to estimate the residual values of leased vehicles at the end of the lease term
•evaluation of the percentage of leased vehicles expected to be returned by the lessees as compared to actual vehicles returned
•analysis of the actual gain or loss recorded on the disposition of leased vehicles.

We evaluated the Company’s process to develop the estimated end of term residual values of leased vehicles in the United States by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s residual value methodology for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness and performance testing of the model by inspecting model documentation to determine whether the model is consistent with the model methodology and is suitable for their intended use
•evaluating the Company’s estimated residual values of leased vehicles at the end of the lease term by comparing it to specific portfolio risk characteristics and trends.

We also assessed the sufficiency of the audit evidence obtained related to the estimated end of term residual values of leased vehicles in the United States by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practice
•potential bias in the accounting estimate.
/s/ KPMG LLP
We have served as the Company’s auditor since 1989.
Los Angeles, California
June 18, 2025

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	March 31,
	2025	2024
Assets
Cash and cash equivalents	$4,052	$1,670
Finance receivables, net of allowance for credit losses of $396 and $353	52,516	47,248
Investment in operating leases, net	30,596	27,378
Due from Parent and affiliated companies	146	137
Income taxes receivable	—	79
Other assets	1,270	1,214
Derivative instruments	389	743
Total assets	$88,969	$78,469
Liabilities and Equity
Debt	$62,547	$50,917
Due to Parent and affiliated companies	181	153
Income taxes payable	505	148
Deferred income taxes	5,302	5,701
Other liabilities	1,635	1,455
Derivative instruments	1,120	1,472
Total liabilities	$71,290	$59,846
Commitments and contingencies (Note 9)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of March 31, 2025 and 2024	$1,366	$1,366
Retained earnings	15,448	16,254
Accumulated other comprehensive loss	(209)	(137)
Total shareholder’s equity	16,605	17,483
Noncontrolling interest in subsidiary	1,074	1,140
Total equity	17,679	18,623
Total liabilities and equity	$88,969	$78,469
The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 10 for additional information.

	March 31,
	2025	2024
Finance receivables, net	$12,969	$9,796
Other assets	755	740
Total assets	$13,724	$10,536

Secured debt	$12,384	$9,351
Other liabilities	22	17
Total liabilities	$12,406	$9,368
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions)

	Years ended March 31,
	2025	2024	2023
Revenues:
Retail	$2,748	$2,076	$1,468
Dealer	291	230	116
Operating leases	6,450	6,099	6,600
Total revenues	9,489	8,405	8,184
Leased vehicle expenses	4,390	4,340	4,891
Interest expense	2,445	1,703	887
Net revenues	2,654	2,362	2,406
Other income, net	159	128	92
Total net revenues	2,813	2,490	2,498
Expenses:
General and administrative expenses	597	557	485
Provision for credit losses	306	301	146
Early termination loss on operating leases	136	100	38
Loss on derivative instruments	172	19	697
Loss/(gain) on foreign currency revaluation of debt	10	(25)	(410)
Total expenses	1,221	952	956
Income before income taxes	1,592	1,538	1,542
Income tax expense	415	439	403
Net income	1,177	1,099	1,139
Less: Net income attributable to noncontrolling interest	67	70	86
Net income attributable to American Honda Finance Corporation	$1,110	$1,029	$1,053

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Years ended March 31,
	2025	2024	2023
Net income	$1,177	$1,099	$1,139
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(137)	(4)	(186)
Comprehensive income	1,040	1,095	953
Less: Comprehensive income/(loss) attributable to noncontrolling interest	2	68	(3)
Comprehensive income attributable to American Honda Finance Corporation	$1,038	$1,027	$956
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive loss	Common stock	Noncontrolling interest
Balance at March 31, 2022	$19,452	$16,901	$(38)	$1,366	$1,223
Net income	1,139	1,053	—	—	86
Other comprehensive loss	(186)	—	(97)	—	(89)
Dividends declared	(1,380)	(1,266)	—	—	(114)
Balance at March 31, 2023	$19,025	$16,688	$(135)	$1,366	$1,106
Net income	1,099	1,029	—	—	70
Other comprehensive loss	(4)	—	(2)	—	(2)
Dividends declared	(1,497)	(1,463)	—	—	(34)
Balance at March 31, 2024	$18,623	$16,254	$(137)	$1,366	$1,140
Net income	1,177	1,110	—	—	67
Other comprehensive loss	(137)	—	(72)	—	(65)
Dividends declared	(1,984)	(1,916)	—	—	(68)
Balance at March 31, 2025	$17,679	$15,448	$(209)	$1,366	$1,074
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Years ended March 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,177	$1,099	$1,139
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	53	136	420
Provision for credit losses	306	301	146
Early termination loss on operating leases	136	100	38
Depreciation on leased vehicles	4,348	4,343	4,872
Accretion of unearned subsidy income	(1,136)	(934)	(1,042)
Amortization of deferred dealer participation and other deferred costs	415	367	319
Gain on disposition of lease vehicles	(84)	(122)	(115)
Deferred income taxes	(365)	(585)	(477)
Changes in operating assets and liabilities:
Income taxes receivable/payable	799	(115)	(347)
Other assets	(65)	(51)	840
Accrued interest/discounts on debt	137	198	86
Other liabilities	57	166	20
Due to/from Parent and affiliated companies	38	(80)	34
Net cash provided by operating activities	5,816	4,823	5,933
Cash flows from investing activities:
Finance receivables acquired	(28,680)	(28,239)	(17,297)
Principal collected on finance receivables	22,518	18,765	17,353
Net change in wholesale loans	(227)	(842)	(696)
Purchase of operating lease vehicles	(18,542)	(14,778)	(9,306)
Disposal of operating lease vehicles	9,855	10,511	10,123
Cash received for unearned subsidy income	1,737	1,105	640
Other investing activities, net	(8)	(9)	(8)
Net cash (used in)/provided by investing activities	(13,347)	(13,487)	809
Cash flows from financing activities:
Proceeds from issuance of commercial paper	32,306	38,466	29,440
Paydown of commercial paper	(31,522)	(39,556)	(25,331)
Proceeds from issuance of short-term debt	1,849	600	—
Paydown of short-term debt	(600)	(74)	(350)
Proceeds from issuance of related party debt	1,800	—	—
Proceeds from issuance of medium term notes and other debt	13,898	16,704	2,359
Paydown of medium term notes and other debt	(8,881)	(7,970)	(10,401)
Proceeds from issuance of secured debt	9,596	7,358	2,869
Paydown of secured debt	(6,538)	(4,947)	(4,821)
Dividends paid	(1,984)	(1,497)	(1,513)
Net cash provided by/(used in) financing activities	9,924	9,084	(7,748)
Effect of exchange rate changes on cash and cash equivalents	(11)	1	(2)
Net increase/(decrease) in cash and cash equivalents	2,382	421	(1,008)
Cash and cash equivalents and restricted cash at beginning of year	2,385	1,964	2,972
Cash and cash equivalents and restricted cash at end of year	$4,767	$2,385	$1,964
Supplemental disclosures of cash flow information:
Interest paid	$2,274	$1,455	$833
Income taxes (received)/paid	(27)	1,125	1,230

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	March 31,
	2025	2024	2023
Cash and cash equivalents	$4,052	$1,670	$1,544
Restricted cash included in other assets (1)	715	715	420
	$4,767	$2,385	1,964
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
(b)Principles of Consolidation
The consolidated financial statements include the accounts of AHFC and its subsidiaries. All subsidiaries are wholly-owned, except for HCFI, which is majority-owned (52.33% as of March 31, 2025 and 2024).
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Retail loans are charged off when they become 120 days past due or earlier if they have been specifically identified as uncollectible. Dealer loans are charged off when they have been individually identified as uncollectible. Charge-offs of the amortized cost basis, excluding accrued interest receivables, are recognized as a reduction to the allowance for credit losses and subsequent recoveries are credited to the allowance. Accrued interest receivables are charged off concurrently with the charge-off of the respective retail or dealer loan amortized cost and reversed against finance revenue.
Allowance for Credit Losses
The allowance for credit losses is management’s estimate of lifetime expected credit losses on the amortized cost basis of finance receivables which is deducted from or, in the case of expected net recoveries, added to the amortized cost. The Company has elected not to measure an allowance for credit losses for accrued interest receivables because uncollectible accrued interest receivables are reversed in a timely manner. The allowance is measured on an undiscounted basis. Management evaluates the allowance, at minimum, on a quarterly basis.
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
Dealer loans are evaluated on a collective basis when they have similar risk characteristics. Collectively evaluated dealer loans are grouped by loan type and internal risk ratings and the allowance is measured primarily using historical loss rates. Dealer loans that do not have similar risk characteristics, primarily due to credit deterioration, are excluded from the collective assessment and the allowance is measured at the individual dealer level. The Company’s determination of whether dealer loans no longer have similar risk characteristics due to credit deterioration is based on evaluations of the dealership's payment history, financial condition, ability to perform under the terms of the loan agreements, and collateral values, as applicable. Expected credit losses on individually evaluated dealer loans are measured based upon the specific circumstances of each dealer considering all expected sources of repayment or the fair value of the collateral if foreclosure is probable.
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
(h)Securitizations and Variable Interest Entities
The Company enters into securitization transactions for funding purposes. Securitization transactions involve transferring pools of retail loans to bankruptcy-remote SPEs. The SPEs are established to accommodate securitization structures, which have the limited purpose of acquiring assets, issuing asset-backed securities and loans, and making payments on the secured debt. Assets transferred to SPEs are considered legally isolated from the Company and the claims of the Company’s creditors. The Company continues to service the retail loans transferred to the SPEs. Investors in the secured debt issued by a SPE only have recourse to the assets of such SPE and do not have recourse to the assets of AHFC, HCFI, or our other subsidiaries or to other SPEs. The assets of SPEs are the only source for repayment on the secured debt.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company’s securitizations are structured to provide credit enhancements to investors in the secured debt issued by the SPEs. Credit enhancements can include the following:
Subordinated certificates – securities issued by the SPEs that are retained by the Company and are subordinated in priority of payment to the secured debt.
Overcollateralization – securitized asset balances that exceed the balance of secured debt issued by SPEs.
Excess interest – excess interest collections to be used to cover losses on defaulted loans.
Reserve funds – restricted cash accounts held by SPEs to cover shortfalls in payments of interest and principal required to be paid on the secured debt.
Yield supplement accounts – restricted cash accounts held by SPEs to supplement interest payments on secured debt.
The risk retention regulations in Regulation RR of the Securities Exchange Act of 1934, as amended, require the sponsor to retain an economic interest in the credit risk of the securitized assets, either directly or through one or more majority-owned affiliates. Standard risk retention options allow the sponsor to retain either an eligible vertical interest, an eligible horizontal residual interest, or a combination of both. The Company has satisfied this obligation by retaining an eligible vertical interest of an amount equal to at least 5% of the principal amount of each class of note and certificate issued for the securitization transactions that were subject to this rule but may choose to use other structures in the future.
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
Consolidation of these SPEs results in the securitization transactions being accounted for as on-balance sheet secured financings. The securitized retail loans and operating leases remain on the consolidated balance sheet of the Company along with the secured debt issued by the SPEs. The secured debt is secured solely by the assets of the SPEs and not by any other assets of the Company. The assets of the SPEs are the only source of funds for repayment on the secured debt. Restricted cash accounts held by the SPEs can only be used to support payments on the secured debt. The restricted cash accounts are included in the Company’s consolidated balance sheet in other assets. The Company recognizes revenue from retail loans and operating leases and provisions for credit losses and uncollectible operating leases on the securitized assets and interest expense on the related secured debt.
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
All derivative financial instruments are recorded on the consolidated balance sheets at fair value. The Company elects to present derivative instruments in the Company’s consolidated balance sheets on a gross basis rather than on a net basis by counterparty. Refer to Note 5 for additional information. Except in very limited circumstances involving counterparties with consolidated securitization SPEs, AHFC generally has not entered into credit support (collateral) agreements with its counterparties. Changes in the fair value of derivatives are recognized in earnings in the period of the change. In Canada, HCFI is a party to credit support annexes that require posting of cash collateral to mitigate credit risk on derivative positions.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(l)Recently Adopted Accounting Standards
The Company adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures for the fiscal year ended March 31, 2025 for annual period information and applied the amendments retroactively to all comparative periods. The amendments to interim period information will be applied for interim periods beginning April 1, 2025. Refer to Note 14 for the amended segment reporting disclosures.
(m)Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments enhance the transparency and decision usefulness of income tax disclosures, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The amendments also eliminate certain disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments are effective for the Company for fiscal years beginning April 1, 2025. The Company is currently assessing the impact of this standard on the consolidated financial statements.
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
Note 2. Finance Receivables
Finance receivables consisted of the following:

	March 31, 2025
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$48,698	$4,344	$53,042
Allowance for credit losses	(387)	(9)	(396)
Deferred dealer participation and other deferred costs	616	—	616
Unearned subsidy income	(746)	—	(746)
Finance receivables, net	$48,181	$4,335	$52,516

	March 31, 2024
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$43,492	$4,060	$47,552
Allowance for credit losses	(345)	(8)	(353)
Deferred dealer participation and other deferred costs	600	—	600
Unearned subsidy income	(551)	—	(551)
Finance receivables, net	$43,196	$4,052	$47,248

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Finance receivables include retail loans with a net carrying amount of $13.0 billion and $9.8 billion as of March 31, 2025 and 2024, respectively, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 10 for additional information.
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Year ended March 31, 2025
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$345	$8	$353
Provision	305	1	306
Charge-offs	(406)	—	(406)
Recoveries	144	—	144
Effect of translation adjustment	(1)	—	(1)
Ending balance	$387	$9	$396

	Year ended March 31, 2024
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$248	$5	$253
Provision	298	3	301
Charge-offs	(293)	—	(293)
Recoveries	92	—	92
Effect of translation adjustment	—	—	—
Ending balance	$345	$8	$353

	Year ended March 31, 2023
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$206	$5	$211
Provision	146	—	146
Charge-offs	(193)	—	(193)
Recoveries	90	—	90
Effect of translation adjustment	(1)	—	(1)
Ending balance	$248	$5	$253
The allowance increased during the fiscal year ended March 31, 2025 primarily due to the expected credit losses recognized on the high volume of retail loan acquisitions during the period. The increase was also attributable to the increasing trend of delinquencies and net charge-offs.

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
The following is an aging analysis of past due finance receivables:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
March 31, 2025
Retail loans:
New automobile	$331	$73	$20	$424	$38,105	$38,529
Used and certified automobile	155	38	10	203	8,291	8,494
Motorcycle and other	18	7	4	29	1,516	1,545
Total retail	504	118	34	656	47,912	48,568
Dealer loans:
Wholesale flooring	—	—	1	1	3,005	3,006
Commercial loans	—	—	—	—	1,338	1,338
Total dealer loans	—	—	1	1	4,343	4,344
Total finance receivables	$504	$118	$35	$657	$52,255	$52,912

March 31, 2024
Retail loans:
New automobile	$253	$59	$15	$327	$33,858	$34,185
Used and certified automobile	134	33	9	176	7,815	7,991
Motorcycle and other	15	6	3	24	1,341	1,365
Total retail	402	98	27	527	43,014	43,541
Dealer loans:
Wholesale flooring	1	—	—	1	2,785	2,786
Commercial loans	—	—	—	—	1,274	1,274
Total dealer loans	1	—	—	1	4,059	4,060
Total finance receivables	$403	$98	$27	$528	$47,073	$47,601
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
Retail Loan Segment
The Company utilizes proprietary credit scoring systems to evaluate the credit risk of applicants and assign internal credit grades at origination. Factors used to develop a customer’s credit grade include the terms of the contract, the loan-to-value ratio, the customer’s debt ratios, and credit bureau attributes such as the number of trade lines, utilization ratio, and number of credit inquiries. Different scorecards are utilized depending on the type of product financed. The Company regularly reviews and

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
analyzes the performance of the consumer financing portfolio to ensure the effectiveness of its underwriting guidelines, purchasing criteria and scorecard predictability of customers. Internal credit grades are determined only at the time of origination and are not reassessed during the life of the contract. The following describes the internal credit grade ratings:

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage year
	2025	2024	2023	2022	2021	Prior	Total

March 31, 2025	(U.S. dollars in millions)
Credit grade A	$14,245	$9,403	$3,620	$1,838	$1,140	$136	$30,382
Credit grade B	3,800	2,919	1,365	639	371	73	9,167
Credit grade C	2,830	2,006	869	439	259	66	6,469
Credit grade D	879	516	190	103	73	38	1,799
Others	351	221	89	54	25	11	751
Total retail loans	$22,105	$15,065	$6,133	$3,073	$1,868	$324	$48,568
Gross charge-offs for the fiscal year ended March 31, 2025	$62	$188	$88	$38	$18	$12	$406

	Retail loans by vintage year
	2024	2023	2022	2021	2020	Prior	Total

March 31, 2024	(U.S. dollars in millions)
Credit grade A	$14,094	$5,788	$3,713	$2,907	$597	$121	$27,220
Credit grade B	4,110	2,065	1,113	778	237	66	8,369
Credit grade C	2,853	1,338	758	526	200	61	5,736
Credit grade D	779	306	182	149	97	36	1,549
Others	338	142	96	57	22	12	667
Total retail loans	$22,174	$9,639	$5,862	$4,417	$1,153	$296	$43,541
Gross charge-offs for the fiscal year ended March 31, 2024	$58	$109	$61	$34	$19	$12	$293

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

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year
	2025	2024	2023	2022	2021	Prior	Revolving loans	Wholesale Flooring	Total

March 31, 2025	(U.S. dollars in millions)
Group I	$149	$110	$52	$13	$86	$53	$762	$1,764	$2,989
Group II	23	56	3	—	6	25	—	1,241	1,354
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$172	$166	$55	$13	$92	$78	$762	$3,006	$4,344
Gross charge-offs for the fiscal year ended March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Commercial loans by vintage fiscal year
	2024	2023	2022	2021	2020	Prior	Revolving loans	Wholesale Flooring	Total

March 31, 2024	(U.S. dollars in millions)
Group I	$146	$55	$9	$114	$45	$84	$748	$1,874	$3,075
Group II	44	3	5	1	—	20	—	911	984
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$190	$58	$14	$115	$45	$104	$748	$2,786	$4,060
Gross charge-offs for the fiscal year ended March 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Loan Modifications
The contractual terms of loans may be modified when borrowers are experiencing financial difficulties in an effort to mitigate losses. There were no dealer loans that were modified for dealers experiencing financial difficulties during the fiscal year ended March 31, 2025. Payment deferrals are granted on retail loans, however the delays in payments are considered insignificant since the number of deferred payments are limited and interest continues to accrue during the deferral period. In certain situations, the Company may grant term extensions on retail loans in the United States. Term extensions extend the maturity date of the loan which reduces the monthly payments over the remaining extended term of the loan. Term extensions do not change the contractual interest rates or reduce the outstanding principal balances. During the fiscal year ended March 31, 2025, term extensions were not material to the Company’s consolidated financial statements. Retail loans may also be modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code which may include interest rate adjustments, term extensions, and principal forgiveness. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the fiscal year ended March 31, 2025.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	March 31,
	2025	2024

	(U.S. dollars in millions)
Operating lease vehicles (1)	$37,647	$34,840
Accumulated depreciation	(5,770)	(6,616)
Deferred dealer participation and initial direct costs	123	103
Unearned subsidy income	(1,291)	(854)
Estimated early termination losses	(113)	(95)
Investment in operating leases, net	$30,596	$27,378
________________________
(1)     Net of investment tax credits. Refer to Note 7 for additional information.

Operating lease revenue consisted of the following:

	Years ended March 31,
	2025	2024	2023

	(U.S. dollars in millions)
Lease payments	$5,740	$5,539	$5,976
Subsidy income and dealer rate participation, net	651	507	561
Reimbursed lessor costs	59	53	63
Total operating lease revenue, net	$6,450	$6,099	$6,600
Leased vehicle expenses consisted of the following:

	Years ended March 31,
	2025	2024	2023

	(U.S. dollars in millions)
Depreciation expense	$4,348	$4,343	$4,872
Initial direct costs and other lessor costs	126	119	134
Gain on disposition of leased vehicles (1)	(84)	(122)	(115)
Total leased vehicle expenses, net	$4,390	$4,340	$4,891
________________________
(1)     Included in the gain on disposition of leased vehicles are end of term charges of $8 million, $6 million, and $2 million for the fiscal years ended March 31, 2025, 2024 and 2023, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Contractual operating lease payments due as of March 31, 2025 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Year ending March 31,	(U.S. dollars in millions)
2026	$5,522
2027	4,051
2028	1,740
2029	288
2030	48
Total	$11,649
The Company recognized early termination losses on operating leases of $136 million, $100 million, and $38 million for the fiscal years ended March 31, 2025, 2024 and 2023, respectively. Net realized losses for the fiscal years ended March 31, 2025, 2024 and 2023 totaled $118 million, $82 million, and $43 million, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $28 million, $16 million, and $4 million for the fiscal years ended March 31, 2025, 2024 and 2023, respectively.
No impairment losses due to declines in estimated residual values were recognized during the fiscal years ended March 31, 2025 and 2024.
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate (1)		Contractual interest rate ranges
	March 31,		March 31,		March 31,
	2025	2024	2025	2024	2025	2024

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$6,022	$5,293	4.36%	5.64%	2.73 - 4.70%	5.02 - 5.70%
Related party debt	1,800	—	4.59%	—%	4.59 - 4.60%	— - —%
Bank loans	2,100	1,804	4.56%	6.05%	3.59 - 5.27%	5.68 - 6.57%
Public MTN program	37,153	31,151	4.02%	3.58%	0.30 - 5.85%	0.30 - 6.06%
Other debt	3,088	3,318	3.53%	3.59%	1.34 - 5.73%	1.34 - 6.40%
Total unsecured debt	50,163	41,566
Secured debt	12,384	9,351	4.77%	4.56%	0.88 - 5.87%	0.27 - 5.94%
Total debt	$62,547	$50,917
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of March 31, 2025, the outstanding principal balance of long-term debt with floating interest rates totaled $9.7 billion, long-term debt with fixed interest rates totaled $42.7 billion, and short-term debt with floating and fixed interest rates totaled $10.1 billion. As of March 31, 2024, the outstanding principal balance of long-term debt with floating interest rates totaled $7.7 billion, long-term debt with fixed interest rates totaled $36.9 billion, and short-term debt with floating and fixed interest rates totaled $6.3 billion.
The Company’s secured debt is amortizing, and unsecured debt is non-amortizing. Scheduled and projected maturities of the Company’s debt at March 31, 2025 are summarized below:

	2026	2027	2028	2029	2030	Thereafter	Total

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$6,060	$—	$—	$—	$—	$—	$6,060
Related party debt	1,800	—	—	—	—	—	1,800
Bank loans	1,028	743	174	—	156	—	2,101
Public MTN program	9,375	8,706	6,307	4,947	1,250	6,653	37,238
Other debt	869	417	904	556	348	—	3,094
Total unsecured debt	19,132	9,866	7,385	5,503	1,754	6,653	50,293
Secured debt (1)	6,289	3,981	1,874	258	—	—	12,402
Total debt (2)	$25,421	$13,847	$9,259	$5,761	$1,754	$6,653	$62,695
Unamortized discounts/fees							(148)
Total debt, net							$62,547
________________________
(1)Projected repayment schedule of secured debt. Reflects payment performance assumptions on underlying assets.
(2)Principal amounts.
Commercial Paper
As of March 31, 2025 and 2024, the Company had commercial paper programs that provide the Company with available funds of up to $8.7 billion and $8.8 billion, respectively, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $5.9 billion and $6.6 billion during the fiscal year ended March 31, 2025 and 2024, respectively. The maximum balance outstanding at any month-end was $7.4 billion and $7.2 billion during the fiscal year ended March 31, 2025 and 2024, respectively.
Related Party Debt
From time to time, AHFC issues fixed rate short-term debt to AHM to fund AHFC's general corporate operations. The Company incurred interest expense on related party debt totaling $11 million for the fiscal year ended March 31, 2025.
Bank Loans
Outstanding bank loans at March 31, 2025 and 2024 were short-term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of March 31, 2025 and 2024 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Public MTN Program
In August 2024, AHFC increased its Public MTN program by filing a prospectus supplement with the SEC under which it may issue from time to time up to $45.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of March 31, 2025 were short -term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
The Public MTN program is supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of March 31, 2025 and 2024 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues secured debt through financing transactions that are secured by assets held by issuing SPEs. Secured debt outstanding as of March 31, 2025 and 2024 were long-term and short-term, with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the secured debt is dependent on the performance of the underlying retail loans. Refer to Note 10 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 20, 2026, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of March 31, 2025, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.4 billion syndicated bank credit facility that includes a $695 million credit agreement, which expires on March 25, 2026 and $695 million credit agreement, which expires on March 25, 2027. As of March 31, 2025, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace the credit agreements prior to or on the expiration dates.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of March 31, 2025, no amounts were drawn upon under these agreements. These agreements expire in September 2025. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

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

	March 31,
	2025			2024
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$73,058	$338	$676	$64,146	$714	$881
Cross currency swaps	8,225	51	444	5,755	29	591
Gross derivative assets/liabilities		389	1,120		743	1,472
Collateral posted/held		43	—		1	9
Counterparty netting adjustment		(429)	(429)		(701)	(701)
Net derivative assets/liabilities		$3	$691		$43	$780
The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Years ended March 31,
	2025	2024	2023

	(U.S. dollars in millions)
Interest rate swaps	$(52)	$132	$113
Cross currency swaps	(120)	(151)	(810)
Total loss on derivative instruments	$(172)	$(19)	$(697)

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Years ended March 31,
Income Statement	2025	2024	2023

	(U.S. dollars in millions)
Revenue:
Subsidy income	$1,127	$928	$1,036
Interest expense:
Related party debt	11	—	—
General and administrative expenses:
Support Compensation Agreement fees	83	67	63
Benefit plan expenses	5	7	8
Shared services	79	71	74
Lease expense	4	4	4

	March 31,
Balance Sheet	2025	2024

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(731)	$(542)
Investment in operating leases, net:
Unearned subsidy income	(1,290)	(853)
Due from Parent and affiliated companies	146	137
Liabilities:
Debt:
Related party debt	1,800	—
Due to Parent and affiliated companies	181	153
Accrued interest expense:
Related party debt	11	—
Other liabilities:
Accrued benefit expenses	65	64
Operating lease liabilities	8	11
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
Related Party Debt
AHFC issues fixed rate short-term debt to AHM to fund AHFC's general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Refer to Note 4 for additional information.
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
Other
The majority of the amounts due from the Parent and affiliated companies at March 31, 2025 and 2024 were related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at March 31, 2025 and 2024 were related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
AHFC leases its premises from AHM and HCFI leases its premises from HCI.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
AHFC declared cash dividends to its parent, AHM, of $1.9 billion, $1.5 billion, and $1.3 billion during the fiscal years ended March 31, 2025, 2024 and 2023, respectively.
HCFI declared cash dividends to AHFC of $74 million, $37 million, and $125 million during the fiscal years ended March 31, 2025, 2024, and 2023, respectively.
HCFI declared cash dividends to HCI of $68 million, $34 million, and $114 million during the fiscal years ended March 31, 2025, 2024 and 2023, respectively.

Note 7. Income Taxes
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law. The IRA includes tax provisions for corporate alternative minimum tax (CAMT) of 15% on adjusted financial statement income of corporations with profits greater than $1.0 billion, effective for taxable years beginning after December 31, 2022, in addition to a tax credit for qualified commercial clean vehicles (QCCV) that applies to vehicles acquired after December 31, 2022. At March 31, 2025, based on proposed guidance and regulations issued to date, the Company does not expect to incur CAMT liability for fiscal year 2025, and QCCV tax credits totaling $362 million were generated and expected to be utilized during fiscal year 2025. The Company accounts for the QCCV tax credits using the deferral method. QCCV tax credits are initially deferred as reductions to the acquisition cost of the related operating lease assets and subsequently recognized over the lease terms as reductions to depreciation expense. The Company will continue to evaluate the effects of IRA as additional guidance and regulations are issued.
The Company’s consolidated income tax expense/(benefit) was computed on a modified separate return basis pursuant to the intercompany tax allocation agreement with the Parent and consisted of the following:

	Current	Deferred	Total

	(U.S. dollars in millions)
Year ended March 31, 2025
Federal	$612	$(323)	$289
State and local	99	(23)	76
Foreign	69	(19)	50
Total	$780	$(365)	$415
Year ended March 31, 2024
Federal	$809	$(545)	$264
State and local	198	(78)	120
Foreign	17	38	55
Total	$1,024	$(585)	$439
Year ended March 31, 2023
Federal	$839	$(575)	$264
State and local	35	39	74
Foreign	6	59	65
Total	$880	$(477)	$403
For the fiscal years ended March 31, 2025 and 2024, the allocation of federal current and deferred tax expense reflects primarily the impact of the recognized tax gains on the sale of leased assets, as well as the effect of the mark-to-market gain related to certain finance receivables, offset by the impact of accelerated federal tax depreciation on lease acquisitions. For the fiscal year ended March 31, 2023, the allocation of federal current and deferred tax expense reflects the impact of lower lease acquisitions due to the microchip shortage as well as the effect of a change in tax accounting method for mark-to-market for certain finance receivables.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Income tax expense differs from the expected income taxes by applying the statutory federal corporate rate of 21% to income before income taxes as follows:

	Years ended March 31,
	2025	2024	2023

	(U.S. dollars in millions)
Computed “expected” income taxes	$334	$323	$324
Foreign tax rate differential	10	12	13
State and local income taxes, net of federal income tax benefit	70	68	64
Change in estimated state tax rate, net of federal income tax benefit	(3)	23	(10)
Change in unrecognized tax benefit	6	5	4
Other	(2)	8	8
Income tax expense	$415	$439	$403
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31,
	2025	2024

	(U.S. dollars in millions)
Deferred tax assets:
State income tax	$150	$143
Receivable allowance	107	88
Accrued postretirement benefits	14	14
State loss carryforwards	23	22
Other assets	95	86
Total gross deferred tax assets	389	353
Less: valuation allowance	—	—
Net deferred tax assets	389	353
Deferred tax liabilities:
HCFI leases	494	539
AHFC leases	4,777	4,891
Mark-to-market	285	481
Other	135	143
Total gross deferred tax liabilities	5,691	6,054
Net deferred tax liabilities	$5,302	$5,701
The decrease in the net deferred tax liability is mainly due to the impact of the recognized tax gain on the sale of leased assets, as well as the mark-to-market gain related to certain finance receivables, offset by the impact of accelerated federal tax depreciation on lease acquisitions. The effect of translating HCFI’s net deferred tax liabilities to U.S. dollars upon consolidation resulted in decreases of $33 million, $1 million, and $39 million during the fiscal years ended March 31, 2025, 2024, and 2023, respectively. The translation adjustments have been recognized as a component of other comprehensive income.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Exception to Recognition of Deferred Tax Liabilities
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI, which are intended to be indefinitely reinvested outside the United States. At March 31, 2025, $983 million of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of March 31, 2025 were to be distributed, the tax liability associated with these indefinitely reinvested earnings would be $103 million, inclusive of currency translation adjustments.
Tax Attributes
Included in the Company’s deferred tax assets are net operating loss (NOL) carryforwards with tax benefits resulting from operating losses incurred in various states in which the Company files tax returns in the amounts of $23 million, $22 million, and $23 million at March 31, 2025, 2024, and 2023, respectively. The expiration, if applicable, of these NOL carryforwards varies based on the statutes of each of the applicable states through March 31, 2042.
Valuation Allowance
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. The Company considers sources of income, including, where applicable, the reversal of taxable temporary differences and projected future taxable income, in making this assessment. The Company believes it is more likely than not the deferred tax assets of $389 million recognized as of March 31, 2025 will be realized.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended March 31,
	2025	2024	2023

	(U.S. dollars in millions)
Balance, beginning of year	$73	$73	$81
Additions for current year tax positions	—	—	—
Additions for prior year tax positions	—	—	—
Reductions for prior year tax positions	—	—	(8)
Settlements	—	—	—
Reductions related to a lapse in the statute of limitations	—	—	—
Balance, end of year	$73	$73	$73

Included in the balance of unrecognized tax benefits at March 31, 2025, 2024 and 2023 are $72 million, net of the federal benefit of state taxes, the recognition of which would affect the Company’s effective tax rate in future periods. Although it is reasonably possible that the total amounts of unrecognized tax benefits could change within the next twelve months, the Company does not believe such change would be material. As a result of the above unrecognized tax benefits and various favorable uncertain positions, the Company has recorded a net liability for uncertain tax positions, inclusive of interest and penalties of $114 million and $105 million as of March 31, 2025 and 2024, respectively (Note 12).
The Company recognizes income tax-related interest income, interest expense and penalties as a component of income tax expense. The Company recognized interest expense of $9 million, $6 million and $5 million during the fiscal years ended March 31, 2025, 2024, and 2023, respectively. As of March 31, 2025, 2024 and 2023, the Company’s consolidated balance sheets reflect accrued interest payable of $42 million, $33 million, and $25 million, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of March 31, 2025, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2024, and for various U.S. state returns filed for the taxable years ended March 31, 2008 through 2024. The Company’s Canadian subsidiary, HCFI, is subject to examination for returns filed for the taxable years ended March 31, 2018 through 2024 federally and taxable years ended March 31, 2017 through 2024 provincially. The Company believes appropriate provision has been made for all outstanding issues for all open years.
Note 8. Benefit Plans
The Company participates in certain retirement and other postretirement benefit plans sponsored by AHM and HCI (collectively referred to as the Sponsors).
The Company participates in defined benefit retirement plans (the Pension Plans) maintained by the Sponsors. The names of the Pension Plans maintained by AHM are the Honda Retirement Plan and the Honda Pension Equalization Plan. The name of the Pension Plan maintained by HCI is the Pension Plan for Associates of Honda Canada Inc. Employees who commenced service after September 3, 2013 are not eligible to participate in the Pension Plans maintained by AHM. Under the amendments to the Pension Plan maintained by HCI, employees who commenced service after January 1, 2014 are not eligible to participate in HCI's Pension Plan. The Company pays for its share of the Pension Plan costs allocated by the Sponsors. The Pension Plans’ expense, included in general and administrative expenses was $3 million, $4 million and $5 million for the fiscal years ended March 31, 2025, 2024,and 2023, respectively.
The Company participates in defined contribution savings plans (the Savings Plans) maintained by the Sponsors. Participants in these plans make contributions subject to Internal Revenue Service or Canada Revenue Agency limits. General and administrative expenses include the Company's portion of contributions to the Savings Plans of $11 million for the fiscal year ended March 31, 2025 and $9 million for both fiscal years ended March 31, 2024 and 2023.
The Company participates in other postretirement plans maintained by the Sponsors primarily to provide certain healthcare benefits for retired employees. Substantially all employees become eligible for these benefits if they have met certain age and service requirements at retirement. The Company's expense for the postretirement plans included in the general and administrative expenses was $2 million for fiscal year ended March 31, 2025 and $3 million for both fiscal years March 31, 2024, and 2023.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At March 31, 2025, maturities of operating lease liabilities were as follows:

Year ending March 31:	(U.S. dollars in millions)
2026	$9
2027	10
2028	10
2029	7
2030	8
Thereafter	17
Total undiscounted future lease obligations	61
Less: imputed interest	(6)
Operating lease liabilities	$55
Lease expense under operating leases was $9 million for the fiscal year ended March 31, 2025 and $10 million for both fiscal years ended March 31, 2024 and 2023. Lease expense is included within general and administrative expenses.
As of March 31, 2025, the weighted average remaining lease term for operating leases was 6.7 years and the weighted average remaining discount rate for operating leases was 3.0%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $671 million as of March 31, 2025. The Company also has commitments to finance the construction of automobile dealership facilities. The remaining unfunded balance for these construction loans was $3 million as of March 31, 2025.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 10. Securitizations and Variable Interest Entities (VIE)
The Company utilizes SPEs for its asset-backed securitizations and these SPEs are considered VIEs, which are required to be consolidated by their primary beneficiary. The Company is considered to be the primary beneficiary of these SPEs due to (i) the power to direct the activities of the SPEs that most significantly impact the SPEs’ economic performance through the Company's role as servicer, and (ii) the obligation to absorb losses or the right to receive residual returns that could potentially be significant to the SPEs through the subordinated certificates and residual interest retained. The secured debt issued by the SPEs to third-party investors along with the assets of the SPEs are included in the Company’s consolidated financial statements.
During the fiscal years ended March 31, 2025 and 2024, the Company issued secured debt through asset-backed securitizations, which were accounted for as secured financing transactions totaling $9.6 billion and $7.4 billion, respectively. The secured debt were secured by assets with an initial balance of $10.5 billion and $8.0 billion, for the fiscal years ended March 31, 2025 and 2024, respectively.
The table below presents the carrying amounts of assets and liabilities of consolidated SPEs as they are reported in the Company’s consolidated balance sheets. All amounts exclude intercompany balances, which have been eliminated upon consolidation. Investors in secured debt issued by a SPE only have recourse to the assets of such SPE and do not have recourse to the assets of AHFC, HCFI, or its other subsidiaries or to other SPEs. The assets of SPEs are the only source of funds for repayment on the secured debt.

	March 31, 2025
	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$12,969	$715	$40	$12,384	$22

	March 31, 2024
	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$9,796	$715	$25	$9,351	$17
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 11).

In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of March 31, 2025 and 2024, AHFC and HCFI had combined cash collections of $688 million and $476 million, respectively, which were required to be remitted to the SPEs.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 11. Other Assets
Other assets consisted of the following:

	March 31,
	2025	2024

	(U.S. dollars in millions)
Accrued interest and fees on finance receivables	$186	$163
Accrued rental payments and fees on operating leases	72	64
Vehicles held for disposition	133	138
Restricted cash	715	715
Operating lease right-of-use assets	46	54
Other miscellaneous assets	118	80
Total	$1,270	$1,214
Note 12. Other Liabilities
Other liabilities consisted of the following:

	March 31,
	2025	2024

	(U.S. dollars in millions)
Dealer payables	$295	$288
Accrued interest expense	439	317
Accounts payable and accrued expenses	330	334
Lease security deposits	44	50
Unearned income, operating leases	288	250
Operating lease liabilities	55	62
Uncertain tax positions	114	105
Other liabilities	70	49
Total	$1,635	$1,455

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
Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2025
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$338	$—	$338
Cross currency swaps	—	51	—	51
Total assets	$—	$389	$—	$389
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$676	$—	$676
Cross currency swaps	—	444	—	444
Total liabilities	$—	$1,120	$—	$1,120

	March 31, 2024
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$714	$—	$714
Cross currency swaps	—	29	—	29
Total assets	$—	$743	$—	$743
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$881	$—	881
Cross currency swaps	—	591	—	591
Total liabilities	$—	$1,472	$—	$1,472

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the fiscal years ended March 31, 2025 and 2024. Refer to Notes 1(k) and 5 for additional information on derivative instruments.
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
March 31, 2025
Vehicles held for disposition	$—	$—	$121	$121	$46
March 31, 2024
Vehicles held for disposition	$—	$—	$100	$100	$28
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

	March 31, 2025
		Fair value
	Carrying value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,335	$—	$—	$3,940	$3,940
Retail loans, net	48,181	—	—	48,102	48,102

Liabilities:
Commercial paper	$6,022	$—	$6,023	$—	$6,023
Related party debt	1,800	—	1,800	—	1,800
Bank loans	2,100	—	2,099	—	2,099
Medium term note program	37,153	—	36,795	—	36,795
Other debt	3,088	—	3,130	—	3,130
Secured debt	12,384	—	12,472	—	12,472

	March 31, 2024
		Fair value
	Carrying value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,052	$—	$—	$3,700	$3,700
Retail loans, net	43,196	—	—	42,280	42,280

Liabilities:
Commercial paper	$5,293	$—	$5,293	$—	$5,293
Bank loans	1,804	—	1,811	—	1,811
Medium term note program	31,151	—	30,387	—	30,387
Other debt	3,318	—	3,251	—	3,251
Secured debt	9,351	—	9,333	—	9,333
Fair value information presented in the tables above is based on information available at March 31, 2025 and 2024. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 14. Segment and Geographic Information
The Company’s reportable segments are based on the two geographic regions where the Company operates: the United States and Canada. The Company provides financing to purchasers, lessees and authorized independent dealers of Honda and Acura products. The financing products and services offered throughout the United States and Canada are substantially similar.
The Company's chief operating decision maker (CODM) is the President of AHFC. The measure of segment profit or loss the CODM uses to assess segment performance and allocate resources is income before income taxes and the effect of valuation adjustments on derivative instruments and revaluations of foreign currency denominated debt. Since the Company does not elect to apply hedge accounting, the impact to earnings resulting from these valuation adjustments as reported under GAAP is not representative of segment performance as evaluated by the CODM. Realized gains and losses on derivative instruments, net of realized gains and losses on foreign currency denominated debt, are included in the measure of segment profit or loss when evaluating segment performance. No adjustments are made to segment performance to allocate any revenues or expenses. Segment revenues from the various financing products are reported on the same basis as GAAP consolidated results. The CODM uses segment profit and loss to assess forecast to actual variances, monitor trends, and make strategic operating decisions.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Financial information for the Company’s reportable segments for the fiscal years ended or at March 31 is summarized in the following tables:

	United States	Canada	Total

	(U.S. dollars in millions)
Year ended March 31, 2025
Revenues:
Retail	$2,474	$274	$2,748
Dealer	268	23	291
Operating leases	5,634	816	6,450
Total revenues	8,376	1,113	9,489
Leased vehicle expenses	3,783	607	4,390
Interest expense	2,209	236	2,445
Realized (gains)/losses on derivatives and foreign currency denominated debt	141	(12)	129
Net revenues	2,243	282	2,525
Other income, net	141	18	159
Total net revenues	2,384	300	2,684
Expenses:
General and administrative expenses	542	55	597
Provision for credit losses	293	13	306
Early termination loss on operating leases	135	1	136
Income before income taxes and valuation adjustments	$1,414	$231	$1,645
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			(172)
Gain/(loss) on foreign currency revaluation of debt			(10)
Less: Realized (gains)/losses included in segment profit			129
Consolidated income before income taxes			$1,592
Income tax expense	$365	$50	$415

March 31, 2025
Finance receivables, net	$47,493	$5,023	$52,516
Investment in operating leases, net	27,316	3,280	30,596
Total assets	80,254	8,715	88,969

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	United States	Canada	Total

	(U.S. dollars in millions)
Year ended March 31, 2024
Revenues:
Retail	$1,855	$221	$2,076
Dealer	206	24	230
Operating leases	5,192	907	6,099
Total revenues	7,253	1,152	8,405
Leased vehicle expenses	3,641	699	4,340
Interest expense	1,464	239	1,703
Realized (gains)/losses on derivatives and foreign currency denominated debt	(81)	(60)	(141)
Net revenues	2,229	274	2,503
Other income, net	110	18	128
Total net revenues	2,339	292	2,631
Expenses:
General and administrative expenses	503	54	557
Provision for credit losses	290	11	301
Early termination loss on operating leases	98	2	100
Income before income taxes and valuation adjustments	$1,448	$225	$1,673
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			(19)
Gain/(loss) on foreign currency revaluation of debt			25
Less: Realized (gains)/losses included in segment profit			(141)
Consolidated income before income taxes			$1,538
Income tax expense	$385	$54	$439

March 31, 2024
Finance receivables, net	$42,419	$4,829	$47,248
Investment in operating leases, net	23,805	3,573	27,378
Total assets	69,722	8,747	78,469

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	United States	Canada	Total

	(U.S. dollars in millions)
Year ended March 31, 2023
Revenues:
Retail	$1,299	$169	$1,468
Dealer	104	12	116
Operating leases	5,535	1,065	6,600
Total revenues	6,938	1,246	8,184
Leased vehicle expenses	4,059	832	4,891
Interest expense	723	164	887
Realized (gains)/losses on derivatives and foreign currency denominated debt	(92)	(42)	(134)
Net revenues	2,248	292	2,540
Other income, net	77	15	92
Total net revenues	2,325	307	2,632
Expenses:
General and administrative expenses	430	55	485
Provision for credit losses	138	8	146
Early termination loss on operating leases	38	—	38
Income before income taxes and valuation adjustments	$1,719	$244	$1,963
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			(697)
Gain/(loss) on foreign currency revaluation of debt			410
Less: Realized (gains)/losses included in segment profit			(134)
Consolidated income before income taxes			$1,542
Income tax expense	$338	$65	$403

March 31, 2023
Finance receivables, net	$33,518	$4,067	$37,585
Investment in operating leases, net	23,853	3,925	27,778
Total assets	60,556	8,335	68,891