Form 10-Q
period 2025-06-30
AMERICAN HONDA FINANCE CORP
filed 2025-08-08
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-36111
AMERICAN HONDA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1919 Torrance Blvd., Torrance, California	90501
(Address of principal executive offices)	(Zip Code)

(310) 972-2288
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
0.750% Medium-Term Notes, Series A Due November 25, 2026	HMC/26A	New York Stock Exchange
3.500% Medium-Term Notes, Series A Due April 24, 2026	HMC/26F	New York Stock Exchange
Floating Rate Medium-Term Notes, Series A Due April 29, 2026	HMC/26G	New York Stock Exchange
Floating Rate Medium-Term Notes, Series A Due May 29, 2026	HMC/26I	New York Stock Exchange
1.500% Medium-Term Notes, Series A Due October 19, 2027	HMC/27A	New York Stock Exchange
3.750% Medium-Term Notes, Series A Due October 25, 2027	HMC/27B	New York Stock Exchange
Floating Rate Medium-Term Notes, Series A Due May 28, 2027	HMC/27F	New York Stock Exchange
0.300% Medium-Term Notes, Series A Due July 7, 2028	HMC/28A	New York Stock Exchange
2.850% Medium-Term Notes, Series A Due June 27, 2028	HMC/28G	New York Stock Exchange
3.300% Medium-Term Notes, Series A Due March 21, 2029	HMC/29C	New York Stock Exchange
5.600% Medium-Term Notes, Series A Due September 6, 2030	HMC/30A	New York Stock Exchange
3.650% Medium-Term Notes, Series A Due April 23, 2031	HMC/31B	New York Stock Exchange
3.500% Medium-Term Notes, Series A Due June 27, 2031	HMC/31D	New York Stock Exchange
3.950% Medium-Term Notes, Series A Due March 19, 2032	HMC/32	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of July 31, 2025, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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
For the quarter ended June 30, 2025

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
•risks with HMC’s current business alliances and joint ventures and any future potential business alliances, joint ventures, or business combinations;
•changes in economic and general business conditions, both domestically and internationally, including, but not limited to, inflationary pressures, changes in interest rates, changes in international trade policy, declining consumer sentiment and market uncertainty;
•the impact of tariffs enacted or proposed by the U.S. government applicable to the automotive industry or countries in which HMC operates and retaliatory actions by foreign countries;
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
•impact of pandemics, epidemics, and other public health crises, and efforts to contain them, on our operations, liquidity and financial condition;
•changes in laws and regulations, including the result of financial services legislation, and related costs;
•changes in accounting standards;
•failure or interruption in our operations; and
•security breach or cyber-attack.
Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the Securities and Exchange Commission (SEC) on June 18, 2025. Readers of this Quarterly Report should review the information contained in that report, and in any subsequent reports that we file with the SEC as such risks and uncertainties may be amended, supplemented or superseded from time to time. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share data)

	June 30, 2025	March 31, 2025
Assets
Cash and cash equivalents	$2,728	$4,052
Finance receivables, net of allowance for credit losses of $435 and $396	54,274	52,516
Investment in operating leases, net	31,792	30,596
Due from Parent and affiliated companies	112	146
Other assets	1,261	1,270
Derivative instruments	926	389
Total assets	$91,093	$88,969
Liabilities and Equity
Debt	$64,425	$62,547
Due to Parent and affiliated companies	155	181
Income taxes payable	592	505
Deferred income taxes	5,253	5,302
Other liabilities	1,704	1,635
Derivative instruments	782	1,120
Total liabilities	72,911	71,290
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of June 30, 2025 and March 31, 2025	1,366	1,366
Retained earnings	15,795	15,448
Accumulated other comprehensive loss	(142)	(209)
Total shareholder’s equity	17,019	16,605
Noncontrolling interest in subsidiary	1,163	1,074
Total equity	18,182	17,679
Total liabilities and equity	$91,093	$88,969

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	June 30, 2025	March 31, 2025
Finance receivables, net	$13,323	$12,969
Other assets	746	755
Total assets	$14,069	$13,724

Secured debt	$12,700	$12,384
Other liabilities	23	22
Total liabilities	$12,723	$12,406

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2025	2024
Revenues:
Retail	$762	$630
Dealer	69	72
Operating leases	1,767	1,541
Total revenues	2,598	2,243
Leased vehicle expenses	1,180	1,057
Interest expense	676	554
Net revenues	742	632
Other income, net	43	40
Total net revenues	785	672
Expenses:
General and administrative expenses	136	132
Provision for credit losses	103	71
Early termination loss on operating leases	47	18
(Gain)/Loss on derivative instruments	(744)	88
(Gain)/Loss on foreign currency revaluation of debt	731	(24)
Total expenses	273	285
Income before income taxes	512	387
Income tax expense	137	120
Net income	375	267
Less: Net income attributable to noncontrolling interest	28	17
Net income attributable to American Honda Finance Corporation	$347	$250

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2025	2024
Net income	$375	$267
Other comprehensive income, net of tax:
Foreign currency translation adjustment	128	(24)
Comprehensive income	503	243
Less: Comprehensive income attributable to noncontrolling interest	89	6
Comprehensive income attributable to American Honda Finance Corporation	$414	$237

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income (loss)	Common stock	Noncontrolling interest
Balance at March 31, 2024	$18,623	$16,254	$(137)	$1,366	$1,140
Net income	267	250	—	—	17
Other comprehensive loss	(24)	—	(13)	—	(11)
Balance at June 30, 2024	$18,866	$16,504	$(150)	$1,366	$1,146

Balance at March 31, 2025	$17,679	$15,448	$(209)	$1,366	$1,074
Net income	375	347	—	—	28
Other comprehensive income	128	—	67	—	61
Balance at June 30, 2025	$18,182	$15,795	$(142)	$1,366	$1,163

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$375	$267
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(84)	48
Provision for credit losses	103	71
Early termination loss on operating leases	47	18
Depreciation on leased vehicles	1,164	1,058
Accretion of unearned subsidy income	(339)	(251)
Amortization of deferred dealer participation and other deferred costs	111	100
Gain on disposition of leased vehicles	(19)	(30)
Deferred income taxes	(78)	—
Changes in operating assets and liabilities:
Income taxes receivable/payable	157	115
Other assets	—	(13)
Accrued interest/discounts on debt	11	37
Other liabilities	36	(79)
Due to/from Parent and affiliated companies	(43)	(43)
Net cash provided by operating activities	1,441	1,298
Cash flows from investing activities:
Finance receivables acquired	(7,819)	(7,322)
Principal collected on finance receivables	6,232	5,217
Net change in wholesale loans	(166)	(84)
Purchase of operating lease vehicles	(4,404)	(4,478)
Disposal of operating lease vehicles	2,171	2,914
Cash received for unearned subsidy income	385	421
Other investing activities, net	(1)	(1)
Net cash used in investing activities	(3,602)	(3,333)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2025	2024
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$9,508	$8,133
Paydown of commercial paper	(8,840)	(7,302)
Proceeds from issuance of short-term debt	600	1,099
Paydown of short-term debt	(1,100)	(600)
Proceeds from issuance of related party debt	1,000	—
Paydown of related party debt	(1,800)	—
Proceeds from issuance of medium-term notes and other debt	3,577	884
Paydown of medium-term notes and other debt	(2,411)	(865)
Proceeds from issuance of secured debt	2,294	1,995
Paydown of secured debt	(2,014)	(1,377)
Net cash provided by financing activities	814	1,967
Effect of exchange rate changes on cash and cash equivalents	12	(1)
Net decrease in cash and cash equivalents	(1,335)	(69)
Cash and cash equivalents and restricted cash at beginning of period	4,767	2,385
Cash and cash equivalents and restricted cash at end of period	$3,432	$2,316
Supplemental disclosures of cash flow information:
Interest paid	$593	$455
Income taxes paid	$56	$3

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	June 30,
	2025	2024
Cash and cash equivalents	$2,728	$1,559
Restricted cash included in other assets (1)	704	757
Total	$3,432	$2,316
________________________
(1)Restricted cash balances relate to securitization arrangements (Note 9).

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Business and Significant Accounting Policies

Organizational Structure
American Honda Finance Corporation (AHFC) is a wholly-owned subsidiary of American Honda Motor Co., Inc. (AHM or the Parent). Honda Canada Finance Inc. (HCFI) is a majority-owned subsidiary of AHFC. Noncontrolling interest in HCFI is held by Honda Canada Inc. (HCI), an affiliate of AHFC. AHM is a wholly-owned subsidiary and HCI is an indirect wholly-owned subsidiary of Honda Motor Co., Ltd. (HMC). AHM and HCI are the sole authorized distributors of Honda and Acura products, including motor vehicles, other products, and parts and accessories in the United States and Canada.
Unless otherwise indicated by the context, all references to the “Company”, “we”, “us”, and “our” in this report include AHFC and its consolidated subsidiaries, and references to “AHFC” refer solely to American Honda Finance Corporation (excluding AHFC’s subsidiaries).

Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year or for any other interim period. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements, significant accounting policies, and the other notes to the consolidated financial statements for the fiscal year ended March 31, 2025 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on June 18, 2025. All significant intercompany balances and transactions have been eliminated upon consolidation.
Recently Adopted Accounting Standards
The Company adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures for the fiscal year ended March 31, 2025 for annual period information and applied the amendments retroactively to all comparative periods. The amendments to interim period information were applied for interim periods beginning April 1, 2025. Refer to Note 13 for additional information.

Recently Issued Accounting Standards
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	June 30, 2025
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$50,302	$4,585	$54,887
Allowance for credit losses	(426)	(9)	(435)
Deferred dealer participation and other deferred costs	638	—	638
Unearned subsidy income	(816)	—	(816)
Finance receivables, net	$49,698	$4,576	$54,274

	March 31, 2025
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$48,698	$4,344	$53,042
Allowance for credit losses	(387)	(9)	(396)
Deferred dealer participation and other deferred costs	616	—	616
Unearned subsidy income	(746)	—	(746)
Finance receivables, net	$48,181	$4,335	$52,516

Finance receivables include retail loans with a net carrying amount of $13.3 billion and $13.0 billion as of June 30, 2025 and March 31, 2025, respectively, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three months ended June 30, 2025
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of April 1, 2025	$387	$9	$396
Provision	103	—	103
Charge-offs	(102)	—	(102)
Recoveries	37	—	37
Effect of translation adjustment	1	—	1
Ending balance as of June 30, 2025	$426	$9	$435

	Three months ended June 30, 2024
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of April 1, 2024	$345	$8	$353
Provision	71	—	71
Charge-offs	(79)	—	(79)
Recoveries	46	—	46
Effect of translation adjustment	—	—	—
Ending balance as of June 30, 2024	$383	$8	$391

The allowance increased during the three months ended June 30, 2025 primarily due to the expected credit losses recognized on the high volume of retail loan acquisitions during the period and the increase to the estimate of expected credit losses attributable to the increasing trend of delinquencies and net charge offs.

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

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
June 30, 2025
Retail loans:
New automobile	$356	$98	$22	$476	$39,379	$39,855
Used and certified automobile	168	49	11	228	8,417	8,645
Motorcycle and other	20	8	4	32	1,592	1,624
Total retail loans	544	155	37	736	49,388	50,124
Dealer loans:
Wholesale flooring	—	1	—	1	3,202	3,203
Commercial loans	—	—	—	—	1,382	1,382
Total dealer loans	—	1	—	1	4,584	4,585
Total finance receivables	$544	$156	$37	$737	$53,972	$54,709

March 31, 2025
Retail loans:
New automobile	$331	$73	$20	$424	$38,105	$38,529
Used and certified automobile	155	38	10	203	8,291	8,494
Motorcycle and other	18	7	4	29	1,516	1,545
Total retail loans	504	118	34	656	47,912	48,568
Dealer loans:
Wholesale flooring	—	—	1	1	3,005	3,006
Commercial loans	—	—	—	—	1,338	1,338
Total dealer loans	—	—	1	1	4,343	4,344
Total finance receivables	$504	$118	$35	$657	$52,255	$52,912

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2026	2025	2024	2023	2022	Prior	Total

	(U.S. dollars in millions)
June 30, 2025
Credit grade A	$4,499	$12,987	$8,406	$3,171	$1,485	$908	$31,456
Credit grade B	1,137	3,531	2,643	1,216	544	337	9,408
Credit grade C	815	2,622	1,797	768	374	246	6,622
Credit grade D	252	810	460	169	88	85	1,864
Others	96	323	201	80	46	28	774
Total retail loans	$6,799	$20,273	$13,507	$5,404	$2,537	$1,604	$50,124
Gross charge-offs for the three months ended June 30, 2025	$—	$43	$37	$14	$5	$3	$102

	Retail loans by vintage fiscal year

	2025	2024	2023	2022	2021	Prior	Total

	(U.S. dollars in millions)
March 31, 2025
Credit grade A	$14,245	$9,403	$3,620	$1,838	$1,140	$136	$30,382
Credit grade B	3,800	2,919	1,365	639	371	73	9,167
Credit grade C	2,830	2,006	869	439	259	66	6,469
Credit grade D	879	516	190	103	73	38	1,799
Others	351	221	89	54	25	11	751
Total retail loans	$22,105	$15,065	$6,133	$3,073	$1,868	$324	$48,568
Gross charge-offs for the fiscal year ended March 31, 2025	$62	$188	$88	$38	$18	$12	$406
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

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2026	2025	2024	2023	2022	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
June 30, 2025
Group I	$11	$147	$109	$52	$13	$129	$802	$1,881	$3,144
Group II	5	24	55	2	—	33	—	1,321	1,440
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$16	$171	$164	$54	$13	$162	$802	$3,203	$4,585
Gross charge-offs for the three months ended June 30, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Commercial loans by vintage fiscal year

	2025	2024	2023	2022	2021	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
March 31, 2025
Group I	$149	$110	$52	$13	$86	$53	$762	$1,764	$2,989
Group II	23	56	3		6	25		1,241	1,354
Group III								1	1
Total dealer loans	$172	$166	$55	$13	$92	$78	$762	$3,006	$4,344
Gross charge-offs for the fiscal year ended March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loan Modifications
The contractual terms of loans may be modified when borrowers are experiencing financial difficulties in an effort to mitigate losses. There were no dealer loans that were modified for dealers experiencing financial difficulties during the three months ended June 30, 2025. Payment deferrals are granted on retail loans, however the delays in payments are considered insignificant since the number of deferred payments are limited and interest continues to accrue during the deferral period. In certain situations, the Company may grant term extensions on retail loans in the United States. Term extensions extend the maturity date of the loan which reduces the monthly payments over the remaining extended term of the loan. Term extensions do not change the contractual interest rates or reduce the outstanding principal balances. During the three months ended June 30, 2025, term extensions were not material to the Company’s consolidated financial statements. Retail loans may also be modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, which may include interest rate adjustments, term extensions, and principal forgiveness. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three months ended June 30, 2025.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	June 30, 2025	March 31, 2025

	(U.S. dollars in millions)
Operating lease vehicles (1)	$39,070	$37,647
Accumulated depreciation	(6,046)	(5,770)
Deferred dealer participation and initial direct costs	127	123
Unearned subsidy income	(1,237)	(1,291)
Estimated early termination losses	(122)	(113)
Investment in operating leases, net	$31,792	$30,596
 ________________________
(1)Net of investment tax credits. Refer to Note 7 for additional information.

Operating lease revenue consisted of the following:

	Three months ended June 30,
	2025	2024
	(U.S. dollars in millions)
Lease payments	$1,553	$1,390
Subsidy income and dealer rate participation, net	199	139
Reimbursed lessor costs	15	12
Total operating lease revenue, net	$1,767	$1,541

Leased vehicle expenses consisted of the following:

	Three months ended June 30,
	2025	2024

	(U.S. dollars in millions)
Depreciation expense	$1,164	$1,058
Initial direct costs and other lessor costs	35	29
Gain on disposition of leased vehicles (1)	(19)	(30)
Total leased vehicle expenses, net	$1,180	$1,057
________________________
(1)Included in the gain on disposition of leased vehicles are end of term charges of $1 million and $4 million for the three months ended June 30, 2025 and 2024, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Contractual operating lease payments due as of June 30, 2025 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve-month periods ending June 30,	(U.S. dollars in millions)

2026	$5,752
2027	4,185
2028	1,749
2029	324
2030	62
Total	$12,072
The Company recognized early termination losses on operating leases of $47 million and of $18 million during the three months ended June 30, 2025 and 2024, respectively. Net realized losses totaled $38 million and $10 million during the three months ended June 30, 2025 and 2024, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $9 million and $6 million for the three months ended June 30, 2025 and 2024, respectively.
No impairment losses due to declines in estimated residual values were recognized during both the three months ended June 30, 2025 and 2024.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with both floating and fixed interest rates. Outstanding debt net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate (1)		Contractual interest rate ranges
	June 30, 2025	March 31, 2025	June 30, 2025	March 31, 2025	June 30, 2025	March 31, 2025

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$6,751	$6,022	4.52%	4.36%	2.87 - 4.82%	2.73 - 4.70%
Related party debt	1,000	1,800	4.37%	4.59%	4.37 - 4.37%	4.59 - 4.60%
Bank loans	2,663	2,100	4.34%	4.56%	3.55 - 5.24%	3.59 - 5.27%
Public MTN program	38,010	37,153	3.87%	4.02%	0.30 - 5.85%	0.30 - 5.85%
Other debt	3,301	3,088	3.58%	3.53%	1.34 - 5.73%	1.34 - 5.73%
Total unsecured debt	51,725	50,163
Secured debt	12,700	12,384	4.72%	4.77%	1.88 - 5.87%	0.88 - 5.87%
Total debt	$64,425	$62,547
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields. Weighted average contractual interest rate of short-term debt was 4.58% and 4.54% as of June 30, 2025 and March 31, 2025, respectively.

As of June 30, 2025, the outstanding principal balance of long-term debt with floating interest rates totaled $11.0 billion, long-term debt with fixed interest rates totaled $43.7 billion, and short-term debt with floating or fixed interest rates totaled $9.7 billion. As of March 31, 2025, the outstanding principal balance of long-term debt with floating interest rates totaled $9.7 billion, long-term debt with fixed interest rates totaled $42.7 billion, and short-term debt with floating or fixed interest rates totaled $10.1 billion.
Commercial Paper
As of June 30, 2025 and March 31, 2025, the Company had commercial paper programs that provide the Company with available funds of up to $8.8 billion and $8.7 billion, respectively, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $6.6 billion and $5.4 billion during the three months ended June 30, 2025 and 2024, respectively. The maximum balance outstanding at any month-end during the three months ended June 30, 2025 and 2024 was $7.3 billion and $6.1 billion, respectively.
Related Party Debt
From time to time, AHFC issues fixed rate short-term debt to AHM to fund AHFC's general corporate operations. The Company incurred interest expense on related party debt totaling $20 million for three months ended June 30, 2025.
Bank Loans
Outstanding bank loans at June 30, 2025 were short-term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of June 30, 2025 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Public Medium-Term Note (MTN) Program
In August 2024, AHFC increased the size of its Public MTN program by filing a new prospectus supplement with the SEC under which it may issue from time to time up to $45.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN program. The aggregate principal amount of MTNs offered under this program may be increased from time to time. Notes outstanding under the Public MTN program as of June 30, 2025 were short-term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
The Public MTN program is supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of June 30, 2025 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues secured debt through financing transactions that are secured by assets held by issuing SPEs. Secured debt outstanding as of June 30, 2025 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the secured debt is dependent on the performance of the underlying retail loans. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 20, 2026, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of June 30, 2025, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.5 billion syndicated bank credit facility that includes a $735 million credit agreement, which expires on March 25, 2026 and a $735 million credit agreement, which expires on March 25, 2027. As of June 30, 2025, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace the credit agreements prior to or on the expiration dates.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of June 30, 2025, no amounts were drawn upon under these agreements. These agreements expire in September 2025. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 5. Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 12 regarding the valuation of derivative instruments.

	June 30, 2025			March 31, 2025
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$75,174	$368	$616	$73,058	$338	$676
Cross currency swaps	10,408	558	166	8,225	51	444
Gross derivative assets/liabilities		926	782		389	1,120
Collateral posted/held		32	—		43	—
Counterparty netting adjustment		(608)	(608)		(429)	(429)
Net derivative assets/liabilities		$350	$174		$3	$691

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended June 30,
	2025	2024

	(U.S. dollars in millions)
Interest rate swaps	$18	$1
Cross currency swaps	726	(89)
Total gain/(loss) on derivative instruments	$744	$(88)

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
These derivative instruments also contain an element of credit risk in the event the counterparties are unable to meet the terms of the agreements. However, the Company minimizes the risk exposure by limiting the counterparties to major financial institutions that meet established credit guidelines. In the event of default, all counterparties are subject to legally enforceable master netting agreements. In Canada, HCFI is a party to credit support annexes that require posting of cash collateral to mitigate counterparty credit risk on derivative positions. Posted collateral is recognized in other assets and held collateral is recognized in other liabilities.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended June 30,
Income Statement	2025	2024

	(U.S. dollars in millions)
Revenue:
Subsidy income	$338	$249
Interest expense:
Related party debt	20	—
General and administrative expenses:
Support Compensation Agreement fees	23	20
Benefit plan expenses	2	1
Shared services	19	19
Lease expense	1	1

Balance Sheet	June 30, 2025	March 31, 2025

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(799)	$(731)
Investment in operating leases, net:
Unearned subsidy income	(1,235)	(1,290)
Due from Parent and affiliated companies	112	146
Liabilities:
Debt:
Related party debt	1,000	1,800
Due to Parent and affiliated companies	155	181
Accrued interest expense:
Related party debt	9	11
Other liabilities:
Accrued benefit expenses	66	65
Operating lease liabilities	8	8

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
Other
The majority of the amounts due from the Parent and affiliated companies at June 30, 2025 and March 31, 2025 were related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at June 30, 2025 and March 31, 2025 were related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
AHFC leases its premises from AHM and HCFI leases its premises from HCI.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
AHFC declared cash dividends to its parent, AHM of $562 million and $536 million in July 2025 and 2024, respectively.
HCFI declared cash dividends to AHFC of $74 million in both July 2025 and 2024. HCFI declared cash dividends to HCI of $68 million in both July 2025 and 2024.

Note 7. Income Taxes
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law The IRA includes tax provisions for a corporate alternative minimum tax (CAMT) of 15% on adjusted financial statement income of corporations with profits greater than $1.0 billion, effective for taxable years beginning after December 31, 2022, in addition to a tax credit for qualified commercial clean vehicles (QCCV) that applies to vehicles acquired after December 31, 2022. At June 30, 2025, based on proposed guidance and regulations issued to date, the Company does not expect to incur CAMT liability for fiscal year 2026 and expects to generate and utilize QCCV tax credits during fiscal year 2026 based on the tax laws as of the reporting date. The Company accounts for the QCCV tax credits using the deferral method. QCCV tax credits are initially deferred as reductions to the acquisition cost of the related operating lease assets and subsequently recognized over the lease terms as reductions to depreciation expense. QCCV tax credits totaling $73 million were deferred during the three months ended June 30, 2025. The Company will continue to evaluate the effects of IRA as additional guidance and regulations are issued.
During fiscal years 2024 and 2025, several countries, including Japan and Canada, enacted tax laws to adopt various aspects of the Organization for Economic Cooperation and Development (OECD) Global Anti-Base Erosion Model Rules (GloBE Rules). The GloBE Rules are designed to ensure large multinational enterprises (MNEs) pay a minimum level of tax (“Minimum Tax”) on income in each of the jurisdictions in which they operate. These rules generally apply to MNE groups with annual revenue of €750 million or more. The Company is in the scope of the GloBE Rules, effective as of April 1, 2024, as a result of our affiliation with HMC. On June 20, 2024, Canada, where the Company’s Canadian subsidiary HCFI is incorporated, enacted the Global Minimum Tax Act, implementing the Income Inclusion Rule and Qualified Domestic Minimum Top-up tax under the GloBE Rules, effective from April 1, 2024. Since HCFI is expected to have an effective tax rate that exceeds the 15% minimum rate, the Company has no related current tax expense associated with the Minimum Tax as of June 30, 2025. To date, the U.S., where we have the majority of our operations and conduct business, has not enacted laws to adopt the GloBE Rules. Based on preliminary analysis, we do not expect a material tax impact as a result of the GloBE Rules. The Company will continue to monitor legislative developments and changes in business for potential impacts of the GloBE Rules on future periods.
The Company’s effective tax rate was 26.8% and 31.0% for the three months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate was primarily attributed to the remeasurement of deferred taxes due to state tax law changes. The Company's effective tax rate for the three months ended June 30, 2025 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At June 30, 2025, $1.0 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of June 30, 2025 were to be distributed, the tax liability associated with these earnings would be $109 million, inclusive of currency translation adjustments.
As of June 30, 2025, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2014 through 2024, and for various U.S. state returns filed for the taxable years ended March 31, 2008 through 2024. The Company’s Canadian subsidiary, HCFI, is subject to examination for federal and provincial returns filed for the taxable years ended March 31, 2018 through 2024. The Company believes appropriate provision has been made for all outstanding issues for all open years.
The financial statements as of June 30, 2025 do not reflect the impact of the One Big Beautiful Bill Act of 2025 (OBBBA), which was signed into law after June 30, 2025.
Impact of Recently Enacted Tax Legislation
On July 4, 2025, President Trump signed the OBBBA into law. This legislation introduces significant tax law changes including the permanent restoration of 100% bonus depreciation for eligible property acquired after January 19, 2025, the termination of the QCCV tax credit for any vehicle acquired after September 30, 2025, and changes to various international tax provisions. The Company is currently evaluating the details of the OBBBA and their potential impact on the Company's future tax provision, cash flow, and overall financial position.

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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At June 30, 2025, maturities of operating lease liabilities were as follows:

Twelve-month periods ending June 30,	(U.S. dollars in millions)

2026	$10
2027	10
2028	9
2029	7
2030	7
Thereafter	15
Total undiscounted future lease obligations	58
Less: imputed interest	(5)
Operating lease liabilities	$53

Lease expense under operating leases was $2 million for both the three months ended June 30, 2025 and 2024. Lease expense is included within general and administrative expenses.
As of June 30, 2025, the weighted average remaining lease term for operating leases was 6.4 years and the weighted average remaining discount rate for operating leases was 3%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $737 million as of June 30, 2025. The Company also has commitments to finance the construction of automobile dealership facilities. The remaining unfunded balance for these construction loans was $3 million as of June 30, 2025.

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
During the three months ended June 30, 2025 and 2024, the Company issued secured debt through asset-backed securitizations, which were accounted for as secured financing transactions totaling $2.3 billion and $2.0 billion, respectively. The secured debt was secured by assets with an initial balance of $2.5 billion and $2.2 billion, respectively.
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

	June 30, 2025

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$13,323	$704	$42	$12,700	$23

	March 31, 2025

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$12,969	$715	$40	$12,384	$22
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of June 30, 2025 and March 31, 2025, AHFC and HCFI had combined cash collections of $687 million and $688 million, respectively, which were required to be remitted to the SPEs.

Note 10. Other Assets
Other assets consisted of the following:

	June 30, 2025	March 31, 2025

	(U.S. dollars in millions)
Accrued interest and fees on finance receivables	$191	$186
Accrued lease payments and fees on operating leases	76	72
Vehicles held for disposition	134	133
Restricted cash	704	715
Operating lease right-of-use assets	45	46
Other miscellaneous assets	111	118
Total	$1,261	$1,270

Note 11. Other Liabilities
Other liabilities consisted of the following:

	June 30, 2025	March 31, 2025

	(U.S. dollars in millions)
Dealer payables	$255	$295
Accrued interest expense	510	439
Accounts payable and accrued expenses	353	330
Lease security deposits	47	44
Unearned income, operating leases	300	288
Operating lease liabilities	53	55
Uncertain tax positions	116	114
Other liabilities	70	70
Total	$1,704	$1,635

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2025
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$368	$—	$368
Cross currency swaps	—	558	—	558
Total assets	$—	$926	$—	$926
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$616	$—	$616
Cross currency swaps	—	166	—	166
Total liabilities	$—	$782	$—	$782

	March 31, 2025
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$338	$—	$338
Cross currency swaps	—	51	—	51
Total assets	$—	$389	$—	$389
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$676	$—	$676
Cross currency swaps	—	444	—	444
Total liabilities	$—	$1,120	$—	$1,120

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the three months ended June 30, 2025 and 2024. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
June 30, 2025
Vehicles held for disposition	$—	$—	$119	$119	$46
June 30, 2024
Vehicles held for disposition	$—	$—	$136	$136	$47

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

	June 30, 2025
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,576	—	—	$4,186	$4,186
Retail loans, net	49,698	—	—	49,795	49,795
Liabilities:
Commercial paper	$6,751	—	$6,751	—	$6,751
Related party debt	1,000		999		999
Bank loans	2,663	—	2,665	—	2,665
Medium-term note program	38,010	—	37,855	—	37,855
Other debt	3,301	—	3,355	—	3,355
Secured debt	12,700	—	12,807	—	12,807

	March 31, 2025
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,335	—	—	$3,940	$3,940
Retail loans, net	48,181	—	—	48,102	48,102
Liabilities:
Commercial paper	$6,022	—	$6,023	—	$6,023
Related party debt	1,800		1,800		1,800
Bank loans	2,100	—	2,099	—	2,099
Medium-term note program	37,153	—	36,795	—	36,795
Other debt	3,088	—	3,130	—	3,130
Secured debt	12,384	—	12,472	—	12,472

Fair value information presented in the tables above is based on information available at June 30, 2025 and March 31, 2025. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
The Company's chief operating decision maker (CODM) is the President of AHFC. The measure of segment profit or loss the CODM uses to assess segment performance and allocate resources is income before income taxes and the effect of valuation adjustments on derivative instruments and revaluations of foreign currency denominated debt. Since the Company does not elect to apply hedge accounting, the impact to earnings resulting from these valuation adjustments as reported under GAAP is not representative of segment performance as evaluated by the CODM. Realized gains and losses on derivative instruments, net of realized gains and losses on foreign currency denominated debt, are included in the measure of segment profit or loss when evaluating segment performance. No adjustments are made to segment performance to allocate any revenues or expenses. Segment revenues from the various financing products are reported on the same basis as GAAP consolidated results. The CODM uses segment profit and loss to assess forecast to actual variances, monitor trends, and to make strategic operating decisions.
Financial information for the three months ended June 30, 2025 and 2024 is summarized in the following tables:

	United States	Canada	Total

	(U.S. dollars in millions)
Three months ended June 30, 2025
Revenues:
Retail	$684	$78	$762
Dealer	64	5	69
Operating leases	1,562	205	1,767
Total revenues	2,310	288	2,598
Leased vehicle expenses	1,033	147	1,180
Interest expense	622	54	676
Realized (gains)/losses on derivatives and foreign currency denominated debt	65	6	71
Net revenues	590	81	671
Other income, net	38	5	43
Total net revenues	628	86	714
Expenses:
General and administrative expenses	122	14	136
Provision for credit losses	98	5	103
Early termination loss on operating leases	46	1	47
Income before income taxes and valuation adjustments	$362	$66	$428
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			744
Gain/(loss) on foreign currency revaluation of debt			(731)
Less: Realized (gains)/losses included in segment profit			71
Consolidated income before income taxes			$512
Income tax expense	$116	$21	$137

June 30, 2025
Finance receivables, net	$48,707	$5,567	$54,274
Investment in operating leases, net	28,256	3,536	31,792
Total assets	81,648	9,445	91,093

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Total

	(U.S. dollars in millions)
Three months ended June 30, 2024
Revenues:
Retail	$567	$63	$630
Dealer	65	7	72
Operating leases	1,329	212	1,541
Total revenues	1,961	282	2,243
Leased vehicle expenses	897	160	1,057
Interest expense	492	62	554
Realized (gains)/losses on derivatives and foreign currency denominated debt	26	(9)	17
Net revenues	546	69	615
Other income, net	36	4	40
Total net revenues	582	73	655
Expenses:
General and administrative expenses	118	14	132
Provision for credit losses	67	4	71
Early termination loss on operating leases	18	—	18
Income before income taxes and valuation adjustments	$379	$55	$434
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			(88)
Gain/(loss) on foreign currency revaluation of debt			24
Less: Realized (gains)/losses included in segment profit			17
Consolidated income before income taxes			387
Income tax expense	$107	$13	$120

June 30, 2024
Finance receivables, net	$44,278	$4,900	$49,178
Investment in operating leases, net	24,171	3,496	27,667
Total assets	71,790	8,696	80,486

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
References in this report to our “fiscal year 2026” and “fiscal year 2025” refer to our fiscal year ending March 31, 2026 and our fiscal year ended March 31, 2025, respectively.

Results of Operations
We assess the performance of our operations based on the two geographic regions where we operate: the United States and Canada. The measure of profit or loss used to assess the performance of our United States and Canada segments is income before income taxes and the effect of valuation adjustments on derivative instruments and revaluations of foreign currency denominated debt. For additional information regarding our segments, see Note 13—Segment and Geographic Information of Notes to Consolidated Financial Statements (Unaudited). The following tables and related discussion are presented based on the measure used to assess the performance of our United States and Canada segments.
Operating Environment Overview
Total consumer financing acquisition volumes remained strong resulting in continued growth in our financing assets during the first quarter of fiscal year 2026. Despite a decline in consumer financing penetration rates in the United States, acquisition volumes benefited from strong new automobile sales volumes.
Benchmark interest rates have generally declined since the first quarter of fiscal year 2025 and the effective interest rate on our debt has been generally declining since the third quarter of fiscal year 2025. Returns on our consumer financing assets continued to increase however as older vintages with lower returns mature.
The trend in delinquencies and charge-offs continued to increase which may be attributable to the negative effects of higher monthly loan and lease payments caused by higher transaction prices, inflationary pressures, high interest rates, and other factors affecting consumers’ ability to perform on their obligations. Our leased vehicle values remained strong with return rates near historically low levels. The lower volume of lease maturities due to the decline in lease acquisitions during fiscal year 2023 may also be contributing to elevated values of our leased vehicles.
There remains significant uncertainty surrounding tariffs and trade policies amid the revisions to and suspension of tariffs by the Trump Administration and the various retaliatory measures taken or threatened by foreign countries. On July 4, 2025, the One Big Beautiful Bill Act was enacted into law. See Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited) for more information.

Segment Results—Comparison of the Three months ended June 30, 2025 and 2024
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Total Segments
	Three months ended June 30,		Difference		Three months ended June 30,		Difference		Three months ended June 30,
	2025	2024	Amount	%	2025	2024	Amount	%	2025	2024

	(U.S. dollars in millions)
Revenues:
Retail	$684	$567	$117	21%	$78	$63	$15	24%	$762	$630
Dealer	64	65	(1)	(2)%	5	7	(2)	(29)%	69	72
Operating leases	1,562	1,329	233	18%	205	212	(7)	(3)%	1,767	1,541
Total revenues	2,310	1,961	349	18%	288	282	6	2%	2,598	2,243
Leased vehicle expenses	1,033	897	136	15%	147	160	(13)	(8)%	1,180	1,057
Interest expense	622	492	130	26%	54	62	(8)	(13)%	676	554
Realized losses/(gains) on derivatives and foreign currency debt	65	26	39	150%	6	(9)	15	(167)%	71	17
Net revenues	590	546	44	8%	81	69	12	17%	671	615
Other income	38	36	2	6%	5	4	1	25%	43	40
Total net revenues	628	582	46	8%	86	73	13	18%	714	655
Expenses:
General and administrative expenses	122	118	4	3%	14	14	—	—%	136	132
Provision for credit losses	98	67	31	46%	5	4	1	25%	103	71
Early termination loss on operating leases	46	18	28	156%	1	—	1	—%	47	18
Income before income taxes and valuation adjustments	$362	$379	$(17)	(4)%	$66	$55	$11	20%	$428	$434

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Three months ended June 30,		Difference		Three months ended June 30,		Difference
	2025	2024	Amount	%	2025	2024	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$44,585	$39,933	$4,652	12%	$4,950	$4,476	$474	11%
Average outstanding units	2,289	2,123	166	8%	297	281	16	6%
Effective yield	6.2%	5.7%			6.3%	5.7%

Dealer loans:
Average outstanding balance	$4,029	$3,694	$335	9%	$394	$379	$15	4%
Effective yield	6.3%	7.1%			5.2%	7.1%

Operating leases:
Average outstanding balance	$27,877	$23,988	$3,889	16%	$3,432	$3,530	$(98)	(3)%
Average outstanding units	915	845	70	8%	154	173	(19)	(11)%
Average monthly revenue(2)	$569	$524	$45	9%	$442	$409	$33	8%
Average monthly depreciation(2),(3)	$382	$364	$18	5%	$328	$314	$14	4%

Debt:
Average outstanding balance	$57,255	$46,512	$10,743	23%	$5,988	$5,493	$495	9%
Effective interest rate	4.3%	4.2%			3.6%	4.5%
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
–Revenue from dealer loans decreased primarily due to lower yields.
–Operating lease revenue increased due to the increase in average revenue per unit and higher average outstanding units.
Leased vehicle expenses
Leased vehicle expenses increased due to higher average depreciation expense per unit and higher average outstanding units.
Interest expense
Interest expense increased due to higher average outstanding debt and higher average interest rates. See “—Liquidity and Capital Resources” below for more information.

Realized (gains)/losses on derivatives and foreign currency debt
Net realized losses during the first quarter of fiscal year 2026 consisted of losses on pay float interest rate swaps of $64 million and losses on cross currency interest rate swaps of $60 million which were partially offset by gains on pay fixed interest rate swaps of $59 million.
Provision for credit losses
Provision for credit losses increased primarily due to the larger increase to our estimate of expected credit losses on our retail loans reflecting the increasing trend of delinquencies and net charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to the increases in realized losses and the larger increase to our estimate of early termination losses. See "—Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans increased due to higher average outstanding balances and higher yields.
–Revenue from dealer loans decreased primarily due to lower yields.
–Operating lease revenue decreased primarily due to lower average outstanding units and the effect of foreign currency translation adjustments.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units and the effect of foreign currency translation adjustments.
Interest expense
Interest expense decreased due to lower average interest rates which were partially offset by higher average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivative instruments
Net realized losses on interest rate swaps during the first quarter of fiscal year 2026 were attributable to realized losses on pay fixed interest rate swaps of $3 million and realized losses on pay float interest rate swaps of $3 million.
Provision for credit losses
Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
We recognized early termination losses on operating leases of $1 million and less than $1 million during the first quarter of fiscal years 2026 and 2025, respectively. See "—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 26.8% for the first quarter of fiscal year 2026 compared to 31.0% for the same period in fiscal year 2025. The decrease in the effective tax rate was primarily attributed to the remeasurement of deferred taxes due to state tax law changes. The Company's effective tax rate for the three months ended June 30, 2025 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended June 30,
	2025		2024
	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	150	105	148	97
Used automobile	33	13	38	12
Motorcycle and other	23	7	26	10
Total retail loans	206	125	212	119
Leases	102	70	111	109

Canada Segment
Retail loans	31	22	24	13
Leases	15	14	12	9

Consolidated
Retail loans	237	147	236	132
Leases	117	84	123	118
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
Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended June 30,
	2025	2024
United States Segment
New automobile	65%	72%
Motorcycle	42%	42%

Canada Segment
New automobile	82%	76%
Motorcycle	33%	34%

Consolidated
New automobile	67%	73%
Motorcycle	41%	41%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	June 30, 2025	March 31, 2025	June 30, 2025	March 31, 2025

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	$35,589	$34,738	1,674	1,658
Used automobile	7,459	7,404	410	410
Motorcycle and other	1,470	1,412	209	205
Total retail loans	$44,518	$43,554	2,293	2,273
Investment in operating leases	$28,256	$27,316	927	899

Securitized retail loans (2)	$12,759	$12,350	784	768

Canada Segment
Retail loans	$5,180	$4,627	302	293
Investment in operating leases	$3,536	$3,280	153	155

Securitized retail loans (2)	$564	$619	51	56

Consolidated
Retail loans	$49,698	$48,181	2,595	2,566
Investment in operating leases	$31,792	$30,596	1,080	1,054

Securitized retail loans (2)	$13,323	$12,969	835	824
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.

In the United States segment, retail loan acquisition volumes decreased by 3% during the first quarter of fiscal year 2026 compared to the same period in fiscal year 2025 due to a decrease in used automobile and motorcycle acquisition volumes. Lease acquisition volumes decreased by 8% due to the decrease in sponsored program volumes. The decline in the penetration rate was attributable to increased competition from other financial institutions and the allocation of incentive support. Despite the decline in consumer financing penetration rates, acquisition volumes benefited from strong new automobile sales volumes during the first quarter of fiscal year 2026.

In the Canada segment, retail loan acquisition volumes increased by 29% and lease acquisition volumes increased by 25% during the first quarter of fiscal year 2026 compared to the same period in fiscal year 2025 primarily due to the increase in sponsored program volumes.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	June 30, 2025	March 31, 2025
United States Segment
Automobile	29%	29%
Motorcycle	98%	98%
Other	17%	17%

Canada Segment
Automobile	28%	29%
Motorcycle	95%	95%
Other	95%	94%

Consolidated
Automobile	29%	29%
Motorcycle	97%	98%
Other	20%	20%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended June 30,
	2025	2024
United States Segment
Automobile	25%	22%
Motorcycle	98%	98%
Other	7%	11%

Canada Segment
Automobile	24%	24%
Motorcycle	86%	88%
Other	91%	94%

Consolidated
Automobile	25%	22%
Motorcycle	97%	97%
Other	13%	18%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	June 30, 2025	March 31, 2025	June 30, 2025	March 31, 2025

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,259	$2,057	66	60
Motorcycle	567	555	63	62
Other	26	32	13	19
Total wholesale flooring loans	$2,852	$2,644	142	141
Commercial loans	$1,337	$1,295

Canada Segment
Wholesale flooring loans	$348	$359	35	42
Commercial loans	$39	$37

Consolidated
Wholesale flooring loans	$3,200	$3,003	177	183
Commercial loans	$1,376	$1,332
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment		Canada Segment		Consolidated

	As of or for the three months ended June 30,
	2025	2024	2025	2024	2025	2024

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$383	$339	$13	$14	$396	$353
Provision for credit losses	98	67	5	4	103	71
Charge-offs, net of recoveries	(61)	(30)	(4)	(3)	(65)	(33)
Effect of translation adjustment	—	—	1	—	1	—
Allowance for credit losses at end of period	$420	$376	$15	$15	$435	$391

Charge-offs as a percentage of average receivable balance (1), (3)	0.50%	0.28%	0.28%	0.21%	0.48%	0.27%
Allowance as a percentage of ending receivable balance (1)	0.85%	0.84%	0.27%	0.31%	0.79%	0.79%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$184	$142	$8	$6	$192	$148
As a percentage of ending receivable balance (1),(2)	0.37%	0.32%	0.14%	0.12%	0.35%	0.30%

Operating leases:
Early termination loss on operating leases	$46	$18	$1	$—	$47	$18
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
(3)Percentages for both the three months ended June 30, 2025 and 2024 have been annualized.

In the United States segment, we recognized a provision for credit losses on our finance receivables of $98 million and $67 million during the first quarter of fiscal year 2026 and 2025, respectively. The increase in the provision for credit losses was primarily due to the larger increase to our estimate of expected credit losses on our retail loans reflecting the increasing trend of delinquencies and net charge-offs. The increase in net charge-offs was due to the increase in the volume of retail loans with longer terms which typically have higher loan-to-value ratios, and as a result, higher loss severities. We recognized early termination losses on operating leases of $46 million and $18 million during the first quarter of fiscal year 2026 and 2025, respectively. Early termination losses on operating leases increased due to the increases in realized losses, and the larger increase to our estimate of early termination losses. The increase in operating lease delinquencies contributed to the increase in our estimate of early termination losses.
In the Canada segment, we recognized a provision for credit losses on our finance receivable of $5 million and $4 million during the first quarter of fiscal year 2026 and 2025, respectively. Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. We recognized early termination losses on operating leases of $1 million and less than $1 million during the first quarter of fiscal year 2026 and fiscal year 2025, respectively.

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
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured as to the amounts by which carrying amounts exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first quarter of fiscal year 2026. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Estimates—Estimated End of Term Residual Values” below.
The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended June 30,
	2025	2024

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	69	120
Sales through auctions and dealer direct programs (3)	1	2
Total termination units	70	122

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	17	17
Sales through auctions and dealer direct programs (3)	—	—
Total termination units	17	17

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	86	137
Sales through auctions and dealer direct programs (3)	1	2
Total termination units	87	139
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
The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of June 30, 2025 and March 31, 2025 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of June 30, 2025 and March 31, 2025, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on June 30, 2025. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate (1)
	June 30, 2025	March 31, 2025	June 30, 2025	March 31, 2025

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$5,750	$4,836	4.77%	4.64%
Related party debt	1,000	1,800	4.37%	4.59%
Bank loans	1,250	1,250	5.15%	5.15%
Public MTN program	38,010	37,153	3.87%	4.02%
Total unsecured debt	$46,010	$45,039
Secured debt	12,187	11,816	4.77%	4.81%
Total debt	$58,197	$56,855

Canada Segment
Unsecured debt:
Commercial paper	$1,001	$1,186	3.05%	3.20%
Bank loans	1,413	850	3.63%	3.70%
Other debt	3,301	3,088	3.58%	3.53%
Total unsecured debt	5,715	5,124
Secured debt	513	568	3.66%	3.88%
Total debt	$6,228	$5,692

Consolidated
Unsecured debt:
Commercial paper	$6,751	$6,022	4.52%	4.36%
Related party debt	1,000	1,800	4.37%	4.59%
Bank loans	2,663	2,100	4.34%	4.56%
Public MTN program	38,010	37,153	3.87%	4.02%
Other debt	3,301	3,088	3.58%	3.53%
Total unsecured debt	51,725	50,163
Secured debt	12,700	12,384	4.72%	4.77%
Total debt	$64,425	$62,547
______________________

(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.
Commercial Paper
As of June 30, 2025, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.8 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the three months ended June 30, 2025, consolidated commercial paper month-end outstanding principal balances ranged from $6.2 billion to $7.3 billion.
Related Party Debt
From time to time, AHFC issues fixed rate debt to AHM to fund AHFC's general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of related party debt is less than 120 days.

Bank Loans
During the three months ended June 30, 2025, AHFC entered into a $500 million fixed rate term loan agreement. HCFI entered into a 2-year floating rate loan for C$350 million ($257 million) and 4-year floating rate loan for C$350 million ($257 million). As of June 30, 2025, we had bank loans denominated in U.S. dollars and Canadian dollars with fixed and floating interest rates, in principal amounts ranging from $110 million to $500 million. As of June 30, 2025, the remaining maturities of all bank loans outstanding ranged from 22 days to approximately 4.2 years. The weighted average remaining maturities of all bank loans was 1.4 years as of June 30, 2025.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of June 30, 2025, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
Public Medium-Term Note (MTN) Program
AHFC is a well-known seasoned issuer under SEC rules and issues Public MTNs pursuant to a registration statement on Form S-3 filed with the SEC. In August 2024, AHFC increased the size of its Public MTN program by filing a new prospectus supplement with the SEC under which it may issue from time to time up to $45.0 billion aggregate principal amount of Public MTNs, which includes the issuance of foreign currency denominated notes into international markets. The aggregate principal amount of MTNs offered under this program may be increased from time to time.
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the three months ended June 30, 2025, AHFC issued $1.8 billion of floating rate notes ranging from 12 months to 2 years in both USD and EUR. Additionally, AHFC also issued $1.5 billion of fixed rate notes ranging from 3 years to 6 years in EUR. The weighted average remaining maturities of all Public MTNs was 2.7 years as of June 30, 2025.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of June 30, 2025, management believes that AHFC was in compliance with all covenants under the indenture.
The table below presents a summary of outstanding debt issued under our Public MTN Program by currency:

	June 30, 2025	March 31, 2025

	(U.S. dollars in millions)
U.S. dollar	$27,151	$29,196
Euro	8,873	6,090
Sterling	1,986	1,867
Total	$38,010	$37,153
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the three months ended June 30, 2025, HCFI issued C$550 million ($404 million) of fixed rate notes. As of June 30, 2025, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 85 days to approximately 4.9 years. The weighted average remaining maturities of these notes was 2.6 years as of June 30, 2025.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2025, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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

•Yield supplement accounts— restricted cash accounts held by SPEs to supplement interest payments on secured debt.
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

During the three months ended June 30, 2025, we issued secured debt through asset-backed securitizations totaling $2.3 billion, which were secured by assets with an initial balance of $2.5 billion. There were no outstanding operating lease securitizations as of June 30, 2025.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 20, 2026, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of June 30, 2025, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.5 billion) syndicated bank credit facility that includes a C$1.0 billion ($735 million) credit agreement, which expires on March 25, 2026 and a C$1.0 billion ($735 million) credit agreement, which expires March 25, 2027. As of June 30, 2025, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace the credit agreements prior to or on the expiration dates.

The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of June 30, 2025, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of June 30, 2025, no amounts were drawn upon under these agreements. These agreements expire in September 2025. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of June 30, 2025 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $23 million and $20 million during the three months ended June 30, 2025 and 2024, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of June 30, 2025, AHFC and its consolidated subsidiaries had $72.9 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $20.2 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

Material Cash Requirements
The following table summarizes our material cash requirements from contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve-month periods ending June 30,
	Total	2026	2027	2028	2029	2030	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$51,858	$19,377	$8,729	$8,172	$6,334	$2,520	$6,726
Secured debt obligations (1)	12,720	6,443	4,073	1,991	213	—	—
Interest payments on debt (2)	5,848	2,066	1,328	918	583	386	567
Total	$70,426	$27,886	$14,130	$11,081	$7,130	$2,906	$7,293

_______________________

(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of June 30, 2025.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of June 30, 2025.
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
All derivative financial instruments are recorded on our consolidated balance sheets as assets or liabilities, and carried at fair value. Changes in the fair value of derivatives are recognized in our consolidated statements of income in the period of the change. Since we do not elect to apply hedge accounting, the impact to earnings resulting from these valuation adjustments as reported under GAAP is not representative of our results of operations as evaluated by management. Realized gains and losses on derivative instruments, net of realized gains and losses on foreign currency denominated debt, are included in the measure of segment profit or loss when we evaluate segment performance. Refer to Note 13—Segment and Geographic Information of Notes to Consolidated Financial Statements (Unaudited) for additional information about segment information and Note 5—Derivative Instruments of Notes to Consolidated Financial Statements (Unaudited) for additional information on derivative instruments.
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
Sensitivity Analysis
We applied the baseline economic scenarios for the United States and Canada that were obtained from a third party economic research firm in our models to determine our allowance for credit losses on retail loans and estimated early termination losses on operating lease assets as of June 30, 2025. These baseline economic scenarios represent forecasts of the most likely economic future, with an equal probability of economic conditions being better or worse than forecasted. Alternative economic scenarios were also obtained from the third party economic research firm. As an example of the sensitivity of our accounting estimates, we applied upside and downside economic scenarios in our models. The peak unemployment rate over the next 24 month period under the upside and downside economic scenarios in the United States was 4.1% and 8.3%, respectively. The resulting allowance for credit losses on retail loans under the upside and downside economic scenarios was $386 million and $628 million, respectively.
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
Sensitivity Analysis
If future expected end of term market values for all outstanding operating leases as of June 30, 2025 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $32 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $11 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis is specific to the conditions in effect as of June 30, 2025 and does not consider the effect declines in estimated end of term market values may have on return rates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2025, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information on our material legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which was filed with the SEC on June 18, 2025.
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

4.5	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
4.6	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit number 4.6 filed with our quarterly report on Form 10-Q, dated February 8, 2018.
4.7	Form of Fixed Rate Medium-Term Note, Series A and Form of Floating Rate Medium-Term Note, Series A.	Incorporated herein by reference to Exhibit numbers 4.1 and 4.2 filed with our current report on Form 8-K, dated August 8, 2024.
4.8	Description of Floating Rate Medium-Term Notes, Series A due May 28, 2027.	Filed herewith.
4.9	Description of Medium-Term Notes, Series A due June 27, 2028.	Filed herewith.
4.10	Description of Medium-Term Notes, Series A due June 27, 2031.	Filed herewith.
31.1	Certification of Principal Executive Officer	Filed herewith.
31.2	Certification of Principal Financial Officer	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 08, 2025

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President, Treasurer, Assistant Secretary, Compliance Officer and Director (Principal Financial Officer and Principal Accounting Officer)