Form 10-Q
period 2025-09-30
AMERICAN HONDA FINANCE CORP
filed 2025-11-07
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-36111
AMERICAN HONDA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3472715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1919 Torrance Blvd., Torrance, California	90501
(Address of principal executive offices)	(Zip Code)

(310) 972-2288
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
0.750% Medium-Term Notes, Series A Due November 25, 2026	HMC/26A	New York Stock Exchange
3.500% Medium-Term Notes, Series A Due April 24, 2026	HMC/26F	New York Stock Exchange
Floating Rate Medium-Term Notes, Series A Due April 29, 2026	HMC/26G	New York Stock Exchange
Floating Rate Medium-Term Notes, Series A Due May 29, 2026	HMC/26I	New York Stock Exchange
1.500% Medium-Term Notes, Series A Due October 19, 2027	HMC/27A	New York Stock Exchange
3.750% Medium-Term Notes, Series A Due October 25, 2027	HMC/27B	New York Stock Exchange
Floating Rate Medium-Term Notes, Series A Due May 28, 2027	HMC/27F	New York Stock Exchange
0.300% Medium-Term Notes, Series A Due July 7, 2028	HMC/28A	New York Stock Exchange
2.850% Medium-Term Notes, Series A Due June 27, 2028	HMC/28G	New York Stock Exchange
3.300% Medium-Term Notes, Series A Due March 21, 2029	HMC/29C	New York Stock Exchange
5.600% Medium-Term Notes, Series A Due September 6, 2030	HMC/30A	New York Stock Exchange
3.650% Medium-Term Notes, Series A Due April 23, 2031	HMC/31B	New York Stock Exchange
3.500% Medium-Term Notes, Series A Due June 27, 2031	HMC/31D	New York Stock Exchange
5.050% Medium-Term Notes, Series A Due August 20, 2031	HMC/31E	New York Stock Exchange
3.950% Medium-Term Notes, Series A Due March 19, 2032	HMC/32	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of October 31, 2025, the number of outstanding shares of common stock of the registrant was 13,660,000 all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

REDUCED DISCLOSURE FORMAT
American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly-owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2025

i

Cautionary Statement Regarding Forward-Looking Statements
Certain statements included herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “scheduled,” or “anticipates” or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. In addition, all information included herein with respect to projected or future results of operations, cash flows, financial condition, financial performance, or other financial or statistical matters constitute forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and that may be incapable of being realized. The following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements:

•duration and severity of supply chain disruptions on the production of new vehicles and other products and related impact on dealer inventory levels;
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
•changes in accounting standards;
•failure or interruption in our operations; and
•security breaches or cyber-attacks.
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

ii

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share data)

	September 30, 2025	March 31, 2025
Assets
Cash and cash equivalents	$3,186	$4,052
Finance receivables, net of allowance for credit losses of $430 and $396	54,101	52,516
Investment in operating leases, net	32,173	30,596
Due from Parent and affiliated companies	100	146
Income taxes receivable	434	—
Other assets	1,263	1,270
Derivative instruments	797	389
Total assets	$92,054	$88,969
Liabilities and Equity
Debt	$65,950	$62,547
Due to Parent and affiliated companies	137	181
Income taxes payable	94	505
Deferred income taxes	5,642	5,302
Other liabilities	1,682	1,635
Derivative instruments	780	1,120
Total liabilities	74,285	71,290
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of September 30, 2025 and March 31, 2025	1,366	1,366
Retained earnings	15,484	15,448
Accumulated other comprehensive loss	(170)	(209)
Total shareholder’s equity	16,680	16,605
Noncontrolling interest in subsidiary	1,089	1,074
Total equity	17,769	17,679
Total liabilities and equity	$92,054	$88,969

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	September 30, 2025	March 31, 2025
Finance receivables, net	$14,939	$12,969
Other assets	729	755
Total assets	$15,668	$13,724

Secured debt	$14,202	$12,384
Other liabilities	24	22
Total liabilities	$14,226	$12,406

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Revenues:
Retail	$786	$684	$1,548	$1,314
Dealer	71	76	140	148
Operating leases	1,803	1,585	3,570	3,126
Total revenues	2,660	2,345	5,258	4,588
Leased vehicle expenses	1,209	1,082	2,389	2,139
Interest expense	704	613	1,380	1,167
Net revenues	747	650	1,489	1,282
Other income, net	49	40	92	80
Total net revenues	796	690	1,581	1,362
Expenses:
General and administrative expenses	224	144	360	276
Provision for credit losses	86	87	189	158
Early termination loss on operating leases	80	37	127	55
(Gain)/Loss on derivative instruments	139	(288)	(605)	(200)
(Gain)/Loss on foreign currency revaluation of debt	(79)	283	652	259
Total expenses	450	263	723	548
Income before income taxes	346	427	858	814
Income tax expense	75	111	212	231
Net income	271	316	646	583
Less: Net income attributable to noncontrolling interest	20	18	48	35
Net income attributable to American Honda Finance Corporation	$251	$298	$598	$548

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Net income	$271	$316	$646	$583
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(54)	24	74	—
Comprehensive income	217	340	720	583
Less: Comprehensive income (loss) attributable to noncontrolling interest	(6)	29	83	35
Comprehensive income attributable to American Honda Finance Corporation	$223	$311	$637	$548

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income (loss)	Common stock	Noncontrolling interest
Balance at March 31, 2024	$18,623	$16,254	$(137)	$1,366	$1,140
Net income	267	250	—	—	17
Other comprehensive loss	(24)	—	(13)	—	(11)
Balance at June 30, 2024	$18,866	$16,504	$(150)	$1,366	$1,146
Net income	316	298	—	—	18
Other comprehensive income	24	—	13	—	11
Dividends declared	(604)	(536)	—	—	(68)
Balance at September 30, 2024	$18,602	$16,266	$(137)	$1,366	$1,107

Balance at March 31, 2025	$17,679	$15,448	$(209)	$1,366	$1,074
Net income	375	347	—	—	28
Other comprehensive income	128	—	67	—	61
Balance at June 30, 2025	$18,182	$15,795	$(142)	$1,366	$1,163
Net income	271	251	—	—	20
Other comprehensive loss	(54)	—	(28)	—	(26)
Dividends declared	(630)	(562)	—	—	(68)
Balance at September 30, 2025	$17,769	$15,484	$(170)	$1,366	$1,089

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Six months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$646	$583
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(100)	13
Provision for credit losses	189	158
Early termination loss on operating leases	127	55
Depreciation on leased vehicles	2,349	2,126
Accretion of unearned subsidy income	(679)	(523)
Amortization of deferred dealer participation and other deferred costs	225	204
Gain on disposition of leased vehicles	(33)	(52)
Deferred income taxes	460	(44)
Changes in operating assets and liabilities:
Income taxes receivable/payable	(754)	130
Other assets	(7)	(49)
Accrued interest/discounts on debt	40	81
Other liabilities	106	23
Due to/from Parent and affiliated companies	(22)	(78)
Net cash provided by operating activities	2,547	2,627
Cash flows from investing activities:
Finance receivables acquired	(14,641)	(14,725)
Principal collected on finance receivables	12,774	10,734
Net change in wholesale loans	(80)	(155)
Purchase of operating lease vehicles	(8,323)	(9,327)
Disposal of operating lease vehicles	4,245	5,480
Cash received for unearned subsidy income	644	909
Other investing activities, net	(2)	(2)
Net cash used in investing activities	(5,383)	(7,086)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Six months ended September 30,
	2025	2024
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$14,594	$15,391
Paydown of commercial paper	(16,205)	(15,183)
Proceeds from issuance of short-term debt	600	1,099
Paydown of short-term debt	(1,850)	(600)
Proceeds from issuance of related party debt	1,000	—
Paydown of related party debt	(2,800)	—
Proceeds from issuance of medium-term notes and other debt	10,125	7,062
Paydown of medium-term notes and other debt	(4,700)	(3,865)
Proceeds from issuance of secured debt	5,953	4,358
Paydown of secured debt	(4,159)	(2,932)
Dividends paid	(630)	(604)
Net cash provided by financing activities	1,928	4,726
Effect of exchange rate changes on cash and cash equivalents	7	(1)
Net (decrease)/increase in cash and cash equivalents	(901)	266
Cash and cash equivalents and restricted cash at beginning of period	4,767	2,385
Cash and cash equivalents and restricted cash at end of period	$3,866	$2,651
Supplemental disclosures of cash flow information:
Interest paid	$1,331	$1,079
Income taxes paid	$518	$140

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	September 30,
	2025	2024
Cash and cash equivalents	$3,186	$1,898
Restricted cash included in other assets (1)	680	753
Total	$3,866	$2,651
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

Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments are intended to enhance the transparency and decision-usefulness of income tax disclosures, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The amendments also eliminate certain disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments are effective for the Company for fiscal years beginning April 1, 2025. Aside from the additional disclosure requirements, the adoption of the amendments is not expected to materially impact the Company's consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments address investor requests for more transparent information. The primary goal is to improve the decision-usefulness of expense information on public business entities’ income statements through the disaggregation of relevant expense captions in the notes to the financial statements. The amendments are effective for the Company for fiscal years beginning April 1, 2027 and for interim periods beginning April 1, 2028. The Company is currently assessing the impact of this standard on the consolidated financial statements.
All other ASUs issued but not adopted were assessed and determined to be not applicable or are not expected to have a material impact on the Company's consolidated financial statements or financial statement disclosures.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	September 30, 2025
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$50,129	$4,544	$54,673
Allowance for credit losses	(421)	(9)	(430)
Deferred dealer participation and other deferred costs	657	—	657
Unearned subsidy income	(799)	—	(799)
Finance receivables, net	$49,566	$4,535	$54,101

	March 31, 2025
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$48,698	$4,344	$53,042
Allowance for credit losses	(387)	(9)	(396)
Deferred dealer participation and other deferred costs	616	—	616
Unearned subsidy income	(746)	—	(746)
Finance receivables, net	$48,181	$4,335	$52,516

Finance receivables include retail loans with a net carrying amount of $15.0 billion and $13.0 billion as of September 30, 2025 and March 31, 2025, respectively, which have been transferred to bankruptcy-remote Special Purpose Entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and six months ended September 30, 2025
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of July 1, 2025	$426	$9	$435
Provision	86	—	86
Charge-offs	(129)	—	(129)
Recoveries	39	—	39
Effect of translation adjustment	(1)	—	(1)
Ending balance as of September 30, 2025	$421	$9	$430

Beginning balance as of April 1, 2025	$387	$9	$396
Provision	189	—	189
Charge-offs	(231)	—	(231)
Recoveries	76	—	76
Effect of translation adjustment	—	—	—
Ending balance as of September 30, 2025	$421	$9	$430

	Three and six months ended September 30, 2024
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of July 1, 2024	$383	$8	$391
Provision	87	—	87
Charge-offs	(97)	—	(97)
Recoveries	31	—	31
Effect of translation adjustment	—	—	—
Ending balance as of September 30, 2024	$404	$8	$412

Beginning balance as of April 1, 2024	$345	$8	$353
Provision	158	—	158
Charge-offs	(176)	—	(176)
Recoveries	77	—	77
Effect of translation adjustment	—	—	—
Ending balance as of September 30, 2024	$404	$8	$412

The allowance increased during the six months ended September 30, 2025 primarily due to the expected credit losses recognized on the high volume of retail loan acquisitions during the period and the increase to the estimate of expected credit losses attributable to the increasing trend of delinquencies and net charge offs.

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

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
September 30, 2025
Retail loans:
New automobile	$384	$101	$24	$509	$39,220	$39,729
Used and certified automobile	175	53	12	240	8,388	8,628
Motorcycle and other	22	10	5	37	1,593	1,630
Total retail loans	581	164	41	786	49,201	49,987
Dealer loans:
Wholesale flooring	—	—	1	1	3,085	3,086
Commercial loans	—	—	—	—	1,458	1,458
Total dealer loans	—	—	1	1	4,543	4,544
Total finance receivables	$581	$164	$42	$787	$53,744	$54,531

March 31, 2025
Retail loans:
New automobile	$331	$73	$20	$424	$38,105	$38,529
Used and certified automobile	155	38	10	203	8,291	8,494
Motorcycle and other	18	7	4	29	1,516	1,545
Total retail loans	504	118	34	656	47,912	48,568
Dealer loans:
Wholesale flooring	—	—	1	1	3,005	3,006
Commercial loans	—	—	—	—	1,338	1,338
Total dealer loans	—	—	1	1	4,343	4,344
Total finance receivables	$504	$118	$35	$657	$52,255	$52,912

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2026	2025	2024	2023	2022	Prior	Total

	(U.S. dollars in millions)
September 30, 2025
Credit grade A	$7,598	$11,748	$7,401	$2,717	$1,161	$608	$31,233
Credit grade B	2,061	3,240	2,367	1,067	452	244	9,431
Credit grade C	1,525	2,388	1,601	672	312	179	6,677
Credit grade D	469	728	402	146	73	61	1,879
Others	175	288	176	69	38	21	767
Total retail loans	$11,828	$18,392	$11,947	$4,671	$2,036	$1,113	$49,987
Gross charge-offs for the six months ended September 30, 2025	$5	$103	$75	$30	$11	$7	$231

	Retail loans by vintage fiscal year

	2025	2024	2023	2022	2021	Prior	Total

	(U.S. dollars in millions)
March 31, 2025
Credit grade A	$14,245	$9,403	$3,620	$1,838	$1,140	$136	$30,382
Credit grade B	3,800	2,919	1,365	639	371	73	9,167
Credit grade C	2,830	2,006	869	439	259	66	6,469
Credit grade D	879	516	190	103	73	38	1,799
Others	351	221	89	54	25	11	751
Total retail loans	$22,105	$15,065	$6,133	$3,073	$1,868	$324	$48,568
Gross charge-offs for the fiscal year ended March 31, 2025	$62	$188	$88	$38	$18	$12	$406
Dealer Loan Segment
The Company utilizes an internal risk rating system to evaluate dealer credit risk. Dealerships are assigned an internal risk rating based on an assessment of their financial condition and other factors. Factors including liquidity, financial strength, management effectiveness, and operating efficiency are evaluated when assessing their financial condition. Financing limits and interest rates are based upon these risk ratings. Monitoring activities including financial reviews and inventory inspections are performed more frequently for dealerships with weaker risk ratings. The financial conditions of dealerships are reviewed at least annually and their risk ratings are updated accordingly.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Dealerships have been divided into the following groups:
Group I - Dealerships in the strongest internal risk rating tier
Group II - Dealerships with internal risk ratings below the strongest tier
Group III - Dealerships with impaired loans

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2026	2025	2024	2023	2022	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
September 30, 2025
Group I	$10	$146	$86	$51	$8	$127	$885	$1,846	$3,159
Group II	7	23	77	2	5	31	—	1,239	1,384
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$17	$169	$163	$53	$13	$158	$885	$3,086	$4,544
Gross charge-offs for the six months ended September 30, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Commercial loans by vintage fiscal year

	2025	2024	2023	2022	2021	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
March 31, 2025
Group I	$149	$110	$52	$13	$86	$53	$762	$1,764	$2,989
Group II	23	56	3	—	6	25	—	1,241	1,354
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$172	$166	$55	$13	$92	$78	$762	$3,006	$4,344
Gross charge-offs for the fiscal year ended March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loan Modifications
The contractual terms of loans may be modified when borrowers are experiencing financial difficulties in an effort to mitigate losses. There were no dealer loans that were modified for dealers experiencing financial difficulties during the six months ended September 30, 2025. Payment deferrals are granted on retail loans, however the delays in payments are considered insignificant since the number of deferred payments are limited and interest continues to accrue during the deferral period. In certain situations, the Company may grant term extensions on retail loans in the United States. Term extensions extend the maturity date of the loan which reduces the monthly payments over the remaining extended term of the loan. Term extensions do not change the contractual interest rates or reduce the outstanding principal balances. During the six months ended September 30, 2025, term extensions were not material to the Company’s consolidated financial statements. Retail loans may also be modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, which may include interest rate adjustments, term extensions, and principal forgiveness. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the six months ended September 30, 2025.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	September 30, 2025	March 31, 2025

	(U.S. dollars in millions)
Operating lease vehicles (1)	$39,671	$37,647
Accumulated depreciation	(6,307)	(5,770)
Deferred dealer participation and initial direct costs	127	123
Unearned subsidy income	(1,172)	(1,291)
Estimated early termination losses	(146)	(113)
Investment in operating leases, net	$32,173	$30,596
 ________________________
(1)Net of investment tax credits. Refer to Note 7 for additional information.

Operating lease revenue consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
	(U.S. dollars in millions)
Lease payments	$1,589	$1,411	$3,142	$2,801
Subsidy income and dealer rate participation, net	196	153	395	292
Reimbursed lessor costs	18	21	33	33
Total operating lease revenue, net	$1,803	$1,585	$3,570	$3,126

Leased vehicle expenses consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024

	(U.S. dollars in millions)
Depreciation expense	$1,185	$1,068	$2,349	$2,126
Initial direct costs and other lessor costs	38	36	73	65
Gain on disposition of leased vehicles (1)	(14)	(22)	(33)	(52)
Total leased vehicle expenses, net	$1,209	$1,082	$2,389	$2,139
________________________
(1)Included in the gain on disposition of leased vehicles are end of term charges of less than $1 million and $2 million for the three months ended September 30, 2025 and 2024, respectively, and $1 million and $6 million for the six months ended September 30, 2025 and 2024, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Contractual operating lease payments due as of September 30, 2025 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve-month periods ending September 30,	(U.S. dollars in millions)

2026	$5,812
2027	4,131
2028	1,655
2029	326
2030	59
Total	$11,983
The Company recognized early termination losses on operating leases of $80 million and $37 million during the three months ended September 30, 2025 and 2024, respectively, and $127 million and $55 million during the six months ended September 30, 2025 and 2024, respectively. Net realized losses totaled $56 million and $31 million during the three months ended September 30, 2025 and 2024, respectively, and $94 million and $41 million during the six months ended September 30, 2025 and 2024, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $10 million and $6 million for the three months ended September 30, 2025 and 2024, respectively, and $19 million and $12 million for the six months ended September 30, 2025 and 2024, respectively.
No impairment losses due to declines in estimated residual values were recognized during both the three and six months ended September 30, 2025 and 2024.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with floating or fixed interest rates. Outstanding debt, net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate (1)		Contractual interest rate ranges
	September 30, 2025	March 31, 2025	September 30, 2025	March 31, 2025	September 30, 2025	March 31, 2025

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$4,443	$6,022	4.34%	4.36%	2.63 - 4.71%	2.73 - 4.70%
Related party debt	—	1,800	—%	4.59%	— - —%	4.59 - 4.60%
Bank loans	1,881	2,100	3.91%	4.56%	3.42 - 4.90%	3.59 - 5.27%
Public MTN Program	42,018	37,153	4.10%	4.02%	0.30 - 5.85%	0.30 - 5.85%
Other debt	3,406	3,088	3.53%	3.53%	1.34 - 5.73%	1.34 - 5.73%
Total unsecured debt	51,748	50,163
Secured debt	14,202	12,384	4.62%	4.77%	3.43 - 5.67%	0.88 - 5.87%
Total debt	$65,950	$62,547
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields. Weighted average contractual interest rate of short-term debt was 4.41% and 4.54% as of September 30, 2025 and March 31, 2025, respectively.

As of September 30, 2025, the outstanding principal balance of long-term debt with floating interest rates totaled $14.3 billion, long-term debt with fixed interest rates totaled $46.1 billion, and short-term debt with floating or fixed interest rates totaled $5.7 billion. As of March 31, 2025, the outstanding principal balance of long-term debt with floating interest rates totaled $9.7 billion, long-term debt with fixed interest rates totaled $42.7 billion, and short-term debt with floating or fixed interest rates totaled $10.1 billion.
Commercial Paper
As of September 30, 2025 and March 31, 2025, the Company had commercial paper programs that provide the Company with available funds of up to $8.8 billion and $8.7 billion, respectively, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $6.0 billion and $5.6 billion during the six months ended September 30, 2025 and 2024, respectively. The maximum balance outstanding at any month-end during the six months ended September 30, 2025 and 2024 was $7.3 billion and $6.1 billion, respectively.
Related Party Debt
From time to time, AHFC issues fixed rate short-term debt to AHM to fund AHFC's general corporate operations. The Company incurred interest expense on related party debt totaling $8 million for the three months ended September 30, 2025 and $28 million for the six months ended September 30, 2025.
Bank Loans
Outstanding bank loans at September 30, 2025 were long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of September 30, 2025 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Public Medium-Term Note (Public MTN) Program (the Public MTN Program)
In August 2025, AHFC renewed its Public MTN Program by filing a registration statement with the SEC under which it may issue from time to time up to $45.0 billion aggregate principal amount of Public MTNs pursuant to the Public MTN Program. The aggregate principal amount of Public MTNs offered under the Public MTN Program may be increased from time to time. Notes outstanding under the Public MTN Program as of September 30, 2025 were short-term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. Notes under this program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales.
The Public MTN Program is supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of September 30, 2025 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt (Asset-Backed Securities)
The Company issues secured debt through financing transactions that are secured by assets held by issuing SPEs. Secured debt outstanding as of September 30, 2025 were long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the secured debt is dependent on the performance of the underlying retail loans. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 20, 2026, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of September 30, 2025 and since its inception, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.4 billion syndicated bank credit facility that includes a $718 million credit agreement, which expires on March 25, 2026 and a $718 million credit agreement, which expires on March 25, 2027. As of September 30, 2025, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace the credit agreements prior to or on the expiration dates.
The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under the credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of September 30, 2025 and since its inception, no amounts were drawn upon under these agreements. These agreements expire in September 2026. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 5. Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 12 regarding the valuation of derivative instruments.

	September 30, 2025			March 31, 2025
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$78,101	$292	$592	$73,058	$338	$676
Cross currency swaps	10,408	505	188	8,225	51	444
Gross derivative assets/liabilities		797	780		389	1,120
Collateral posted/held		37	—		43	—
Counterparty netting adjustment		(533)	(533)		(429)	(429)
Net derivative assets/liabilities		$301	$247		$3	$691

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024

	(U.S. dollars in millions)
Interest rate swaps	$28	$(34)	$46	$(33)
Cross currency swaps	(167)	322	559	233
Total gain/(loss) on derivative instruments	$(139)	$288	$605	$200

The fair value of derivative instruments is subject to fluctuations in market interest rates and foreign currency exchange rates. Since the Company has elected not to apply hedge accounting, the volatility in the changes in fair value of these derivative instruments is recognized in earnings. All periodic interest settlements of derivative instruments are presented within cash flows from operating activities in the consolidated statements of cash flows. The final notional exchange of cross currency swaps are presented within cash flows from financing activities along with the paydowns of the related foreign currency denominated debt.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended September 30,		Six months ended September 30,
Income Statement	2025	2024	2025	2024

	(U.S. dollars in millions)
Revenue:
Subsidy income	$335	$270	$673	$519
Interest expense:
Related party debt	8	—	28	—
General and administrative expenses:
Support Compensation Agreement fees	24	21	47	41
Benefit plan expenses	1	2	3	3
Shared services	20	20	39	39
Lease expense	1	1	2	2

Balance Sheet	September 30, 2025	March 31, 2025

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(780)	$(731)
Investment in operating leases, net:
Unearned subsidy income	(1,170)	(1,290)
Due from Parent and affiliated companies	100	146
Liabilities:
Debt:
Related party debt	—	1,800
Due to Parent and affiliated companies	137	181
Accrued interest expense:
Related party debt	—	11
Other liabilities:
Accrued benefit expenses	67	65
Operating lease liabilities	7	8

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
Other
The majority of the amounts due from the Parent and affiliated companies at September 30, 2025 and March 31, 2025 were related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at September 30, 2025 and March 31, 2025 were related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
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

Note 7. Income Taxes
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law. The IRA includes tax provisions for a corporate alternative minimum tax (CAMT) of 15% on adjusted financial statement income of corporations with profits greater than $1.0 billion, effective for taxable years beginning after December 31, 2022, in addition to a tax credit for qualified commercial clean vehicles (QCCV) that applies to vehicles acquired after December 31, 2022. At September 30, 2025, based on proposed guidance and regulations issued to date, the Company does not expect to incur CAMT liability for fiscal year 2026 and expects to generate QCCV tax credits during fiscal year 2026 based on the tax laws as of the reporting date. The Company accounts for the QCCV tax credits using the deferral method. QCCV tax credits are initially deferred as reductions to the acquisition cost of the related operating lease assets and subsequently recognized over the lease terms as reductions to depreciation expense. QCCV tax credits totaling $231 million were deferred during the six months ended September 30, 2025. The Company will continue to evaluate the effects of IRA as additional guidance and regulations are issued.
During fiscal years 2024 and 2025, several countries, including Japan and Canada, enacted tax laws to adopt various aspects of the Organization for Economic Cooperation and Development (OECD) Global Anti-Base Erosion Model Rules (GloBE Rules). The GloBE Rules are designed to ensure large multinational enterprises (MNEs) pay a minimum level of tax (“Minimum Tax”) on income in each of the jurisdictions in which they operate. These rules generally apply to MNE groups with annual revenue of €750 million or more. The Company is in the scope of the GloBE Rules, effective as of April 1, 2024, as a result of our affiliation with HMC. On June 20, 2024, Canada, where the Company’s Canadian subsidiary HCFI is incorporated, enacted the Global Minimum Tax Act, implementing the Income Inclusion Rule and Qualified Domestic Minimum Top-up tax under the GloBE Rules, effective from April 1, 2024. Since HCFI is expected to have an effective tax rate that exceeds the 15% minimum rate, the Company has no related current tax expense associated with the Minimum Tax as of September 30, 2025. To date, the U.S., where we have the majority of our operations and conduct business, has not enacted laws to adopt the GloBE Rules. Based on preliminary analysis, we do not expect a material tax impact as a result of the GloBE Rules. The Company will continue to monitor legislative developments and changes in business for potential impacts of the GloBE Rules on future periods.
On July 4, 2025, the One Big Beautiful Bill Act of 2025 (OBBBA) was enacted into law in the U.S. Key tax provisions of the OBBBA include the permanent restoration of 100 percent bonus depreciation, the termination of the QCCV tax credit for vehicles acquired after September 30, 2025, the immediate expensing of domestic research costs, and changes to various international tax rules. The Company analyzed the impacts of the OBBBA related to 100 percent bonus depreciation and remeasured domestic federal deferred taxes at the date of enactment. Deferred tax liability as of the date of enactment increased by $680 million due to the restoration of 100 percent bonus depreciation. The increase in deferred tax liability is fully offset, primarily by a decrease in income taxes payable, such that there is no impact to total income tax expense. The Company has evaluated other provisions of the OBBBA and does not expect a material effect on the fiscal year 2026 financial statements.
The Company’s effective tax rate was 21.7% and 26.0% for the three months ended September 30, 2025 and 2024, respectively and 24.7% and 28.4% for the six months ended September 30, 2025 and 2024, respectively. The decrease in the effective tax rate for the three and six months ended September 30, 2025 was primarily due to tax benefits recognized upon receipt of a tax refund by the Company's U.S. Parent and the remeasurement of deferred taxes due to state tax law changes. The Company’s effective tax rates for the three and six months ended September 30, 2025 differ from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At September 30, 2025, $1.0 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of September 30, 2025 were to be distributed, the tax liability associated with these earnings would be $99 million, inclusive of currency translation adjustments.
As of September 30, 2025, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2016 through 2024, and for various U.S. state returns filed for the taxable years ended March 31, 2014 through 2024. The Company’s Canadian subsidiary, HCFI, is subject to examination for federal and provincial returns filed for the taxable years ended March 31, 2018 through 2025. The Company believes appropriate provision has been made for all outstanding issues for all open years.

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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At September 30, 2025, maturities of operating lease liabilities were as follows:

Twelve-month periods ending September 30,	(U.S. dollars in millions)

2026	$10
2027	10
2028	9
2029	7
2030	7
Thereafter	13
Total undiscounted future lease obligations	56
Less: imputed interest	(5)
Operating lease liabilities	$51

Lease expense under operating leases was $3 million for both the three months ended September 30, 2025 and 2024, and $5 million for both the six months ended September 30, 2025, and 2024. Lease expense is included within general and administrative expenses.
As of September 30, 2025, the weighted average remaining lease term for operating leases was 6.2 years and the weighted average remaining discount rate for operating leases was 3%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $804 million as of September 30, 2025. The Company also has commitments to finance the construction of automobile dealership facilities. The remaining unfunded balance for these construction loans was $2 million as of September 30, 2025.

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
The Company is involved, in the ordinary course of business, in various legal proceedings including claims of individual customers and purported class action lawsuits. Certain of these actions are similar to suits filed against other financial institutions and captive finance companies concerning business practices and policies. In October 2025, the Company agreed to settle a legal action for approximately $130 million related to the financing of add-on products for which accruals have been established. The Company is also subject to regulation, supervision, and licensing under various federal, state, provincial, and local statutes, ordinances and regulations which involve governmental reviews and inquiries from time to time. Based on available information and established accruals, management does not believe it is reasonably possible that the results of these proceedings, in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements.

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
During the six months ended September 30, 2025 and 2024, the Company issued secured debt through asset-backed securitizations, which were accounted for as secured financing transactions totaling $6.0 billion and $4.4 billion, respectively. The secured debt was secured by assets with an initial balance of $6.5 billion and $4.7 billion, respectively.
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

	September 30, 2025

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$14,939	$680	$49	$14,202	$24

	March 31, 2025

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$12,969	$715	$40	$12,384	$22
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of September 30, 2025 and March 31, 2025, AHFC and HCFI had combined cash collections of $767 million and $688 million, respectively, which were required to be remitted to the SPEs.

Note 10. Other Assets
Other assets consisted of the following:

	September 30, 2025	March 31, 2025

	(U.S. dollars in millions)
Accrued interest and fees on finance receivables	$195	$186
Accrued lease payments and fees on operating leases	84	72
Vehicles held for disposition	147	133
Restricted cash	680	715
Operating lease right-of-use assets	43	46
Other miscellaneous assets	114	118
Total	$1,263	$1,270

Note 11. Other Liabilities
Other liabilities consisted of the following:

	September 30, 2025	March 31, 2025

	(U.S. dollars in millions)
Dealer payables	$203	$295
Accrued interest expense	472	439
Accounts payable and accrued expenses	356	330
Lease security deposits	45	44
Unearned income, operating leases	308	288
Operating lease liabilities	51	55
Uncertain tax positions	101	114
Other liabilities	146	70
Total	$1,682	$1,635

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2025
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$292	$—	$292
Cross currency swaps	—	505	—	505
Total assets	$—	$797	$—	$797
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$592	$—	$592
Cross currency swaps	—	188	—	188
Total liabilities	$—	$780	$—	$780

	March 31, 2025
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$338	$—	$338
Cross currency swaps	—	51	—	51
Total assets	$—	$389	$—	$389
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$676	$—	$676
Cross currency swaps	—	444	—	444
Total liabilities	$—	$1,120	$—	$1,120

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the six months ended September 30, 2025 and 2024. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
September 30, 2025
Vehicles held for disposition	$—	$—	$134	$134	$53
September 30, 2024
Vehicles held for disposition	$—	$—	$164	$164	$57

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

	September 30, 2025
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,535	—	—	$4,149	$4,149
Retail loans, net	49,566	—	—	49,847	49,847
Liabilities:
Commercial paper	$4,443	—	$4,444		$4,444
Bank loans	1,881	—	1,886	—	1,886
Medium-term note program	42,018	—	42,044	—	42,044
Other debt	3,406	—	3,473	—	3,473
Secured debt	14,202	—	14,333	—	14,333

	March 31, 2025
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,335	—	—	$3,940	$3,940
Retail loans, net	48,181	—	—	48,102	48,102
Liabilities:
Commercial paper	$6,022	—	$6,023	—	$6,023
Related party debt	1,800		1,800		1,800
Bank loans	2,100	—	2,099	—	2,099
Medium-term note program	37,153	—	36,795	—	36,795
Other debt	3,088	—	3,130	—	3,130
Secured debt	12,384	—	12,472	—	12,472

Fair value information presented in the tables above is based on information available at September 30, 2025 and March 31, 2025. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the three and six months ended September 30, 2025 and 2024 is summarized in the following tables:

	United States	Canada	Total

	(U.S. dollars in millions)
Three months ended September 30, 2025
Revenues:
Retail	$704	$82	$786
Dealer	66	5	71
Operating leases	1,600	203	1,803
Total revenues	2,370	290	2,660
Leased vehicle expenses	1,062	147	1,209
Interest expense	647	57	704
Realized (gains)/losses on derivatives and foreign currency denominated debt	70	6	76
Net revenues	591	80	671
Other income, net	43	6	49
Total net revenues	634	86	720
Expenses:
General and administrative expenses	210	14	224
Provision for credit losses	71	15	86
Early termination loss on operating leases	80	—	80
Income before income taxes and valuation adjustments	$273	$57	$330
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			(139)
Gain/(loss) on foreign currency revaluation of debt			79
Less: Realized (gains)/losses included in segment profit			76
Consolidated income before income taxes			$346
Income tax expense	$60	$15	$75

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Total

	(U.S. dollars in millions)
Six months ended September 30, 2025
Revenues:
Retail	$1,388	$160	$1,548
Dealer	130	10	140
Operating leases	3,162	408	3,570
Total revenues	4,680	578	5,258
Leased vehicle expenses	2,095	294	2,389
Interest expense	1,269	111	1,380
Realized (gains)/losses on derivatives and foreign currency denominated debt	135	12	147
Net revenues	1,181	161	1,342
Other income, net	81	11	92
Total net revenues	1,262	172	1,434
Expenses:
General and administrative expenses	332	28	360
Provision for credit losses	169	20	189
Early termination loss on operating leases	126	1	127
Income before income taxes and valuation adjustments	$635	$123	$758
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			605
Gain/(loss) on foreign currency revaluation of debt			(652)
Less: Realized (gains)/losses included in segment profit			147
Consolidated income before income taxes			$858
Income tax expense	$176	$36	$212

September 30, 2025
Finance receivables, net	$48,636	$5,465	$54,101
Investment in operating leases, net	28,747	3,426	32,173
Total assets	82,886	9,168	92,054

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Total

	(U.S. dollars in millions)
Three months ended September 30, 2024
Revenues:
Retail	$614	$70	$684
Dealer	70	6	76
Operating leases	1,376	209	1,585
Total revenues	2,060	285	2,345
Leased vehicle expenses	926	156	1,082
Interest expense	550	63	613
Realized (gains)/losses on derivatives and foreign currency denominated debt	34	(6)	28
Net revenues	550	72	622
Other income, net	36	4	40
Total net revenues	586	76	662
Expenses:
General and administrative expenses	130	14	144
Provision for credit losses	84	3	87
Early termination loss on operating leases	37	—	37
Income before income taxes and valuation adjustments	$335	$59	$394
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			288
Gain/(loss) on foreign currency revaluation of debt			(283)
Less: Realized (gains)/losses included in segment profit			28
Consolidated income before income taxes			427
Income tax expense	$97	$14	$111

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Total

	(U.S. dollars in millions)
Six months ended September 30, 2024
Revenues:
Retail	$1,181	$133	$1,314
Dealer	135	13	148
Operating leases	2,705	421	3,126
Total revenues	4,021	567	4,588
Leased vehicle expenses	1,823	316	2,139
Interest expense	1,042	125	1,167
Realized (gains)/losses on derivatives and foreign currency denominated debt	60	(15)	45
Net revenues	1,096	141	1,237
Other income, net	72	8	80
Total net revenues	1,168	149	1,317
Expenses:
General and administrative expenses	248	28	276
Provision for credit losses	151	7	158
Early termination loss on operating leases	55	—	55
Income before income taxes and valuation adjustments	$714	$114	$828
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			200
Gain/(loss) on foreign currency revaluation of debt			(259)
Less: Realized (gains)/losses included in segment profit			45
Consolidated income before income taxes			$814
Income tax expense	$204	$27	$231

September 30, 2024
Finance receivables, net	$45,809	$5,128	$50,937
Investment in operating leases, net	25,149	3,498	28,647
Total assets	74,841	8,941	83,782

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
Operating Environment Overview
Despite a decline in total consumer financing acquisition volumes and consumer financing penetration rates in the United States, acquisition volumes benefited from strong new automobile sales volumes resulting in continued growth in our financing assets during the first six months of fiscal year 2026.
Benchmark interest rates have generally declined since the first quarter of fiscal year 2025 and the effective interest rate on our debt has generally declined since the third quarter of fiscal year 2025. Returns on our consumer financing assets continued to increase, however, as older vintages with lower returns mature.
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

Segment Results—Comparison of the Three months ended September 30, 2025 and 2024
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Total Segments
	Three months ended September 30,		Difference		Three months ended September 30,		Difference		Three months ended September 30,
	2025	2024	Amount	%	2025	2024	Amount	%	2025	2024

	(U.S. dollars in millions)
Revenues:
Retail	$704	$614	$90	15%	$82	$70	$12	17%	$786	$684
Dealer	66	70	(4)	(6)%	5	6	(1)	(17)%	71	76
Operating leases	1,600	1,376	224	16%	203	209	(6)	(3)%	1,803	1,585
Total revenues	2,370	2,060	310	15%	290	285	5	2%	2,660	2,345
Leased vehicle expenses	1,062	926	136	15%	147	156	(9)	(6)%	1,209	1,082
Interest expense	647	550	97	18%	57	63	(6)	(10)%	704	613
Realized losses/(gains) on derivatives and foreign currency debt	70	34	36	106%	6	(6)	12	(200)%	76	28
Net revenues	591	550	41	7%	80	72	8	11%	671	622
Other income	43	36	7	19%	6	4	2	50%	49	40
Total net revenues	634	586	48	8%	86	76	10	13%	720	662
Expenses:
General and administrative expenses	210	130	80	62%	14	14	—	—%	224	144
Provision for credit losses	71	84	(13)	(15)%	15	3	12	n/m	86	87
Early termination loss on operating leases	80	37	43	116%	—	—	—	—%	80	37
Income before income taxes and valuation adjustments	$273	$335	$(62)	(19)%	$57	$59	$(2)	(3)%	$330	$394
______________________
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Three months ended September 30,		Difference		Three months ended September 30,		Difference
	2025	2024	Amount	%	2025	2024	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$44,958	$41,628	$3,330	8%	$5,165	$4,646	$519	11%
Average outstanding units	2,281	2,187	94	4%	301	284	17	6%
Effective yield	6.3%	5.9%			6.4%	6.0%

Dealer loans:
Average outstanding balance	$4,184	$3,844	$340	9%	$371	$373	$(2)	(1)%
Effective yield	6.4%	7.2%			5.1%	6.6%

Operating leases:
Average outstanding balance	$28,568	$24,618	$3,950	16%	$3,474	$3,490	$(16)	—%
Average outstanding units	938	842	96	11%	150	166	(16)	(10)%
Average monthly revenue(2)	$569	$545	$24	4%	$450	$419	$31	7%
Average monthly depreciation(2),(3)	$381	$375	$6	2%	$333	$319	$14	4%

Debt:
Average outstanding balance	$59,227	$49,132	$10,095	21%	$6,194	$5,671	$523	9%
Effective interest rate	4.4%	4.5%			3.7%	4.5%
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
–Revenue from dealer loans decreased due to lower yields, which was partially offset by higher average outstanding balances.
–Operating lease revenue increased due to higher average outstanding units and the increase in average revenue per unit.
Leased vehicle expenses
Leased vehicle expenses increased due to higher average outstanding units and the increase in average depreciation expense per unit.
Interest expense
Interest expense increased due to higher average outstanding debt which was partially offset by lower average interest rates. See “—Liquidity and Capital Resources” below for more information.

Realized (gains)/losses on derivatives and foreign currency debt
Net realized losses during the second quarter of fiscal year 2026 consisted of losses on pay float interest rate swaps of $63 million and losses on cross currency interest rate swaps of $72 million, which were partially offset by gains on pay fixed interest rate swaps of $65 million.
General and administrative expenses
General and administrative expenses increased primarily due to accruals recognized during the second quarter of fiscal year 2026 for a legal action related to the financing of add-on products.
Provision for credit losses
Provision for credit losses decreased primarily due to the decrease in our estimate of expected credit losses on our retail loans reflecting the decline in retail originations during the second quarter of fiscal year 2026. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to increases in realized losses and the larger increase to our estimate of early termination losses. See “—Financial Condition—Credit Risk” below for more information.
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
Realized (gains)/losses on derivative instruments
Net realized losses on interest rate swaps during the second quarter of fiscal year 2026 were attributable to realized losses on pay fixed interest rate swaps of $3 million and realized losses on pay float interest rate swaps of $3 million.
Provision for credit losses
Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
We recognized early termination losses on operating leases of less than $1 million during both the second quarter of fiscal years 2026 and 2025, respectively. See “—Financial Condition—Credit Risk” below for more information.

Income tax expense
The consolidated effective tax rate was 21.7% for the second quarter of fiscal year 2026 compared to 26.0% for the same period in fiscal year 2025. The decrease in the effective tax rate was primarily due to tax benefits recognized upon receipt of a tax refund by the Company's U.S. Parent. The Company's effective tax rate for the three months ended September 30, 2025 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Segment Results—Comparison of the Six months ended September 30, 2025 and 2024
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Total Segments
	Six months ended September 30,		Difference		Six months ended September 30,		Difference		Six months ended September 30,
	2025	2024	Amount	%	2025	2024	Amount	%	2025	2024

	(U.S. dollars in millions)
Revenues:
Retail	$1,388	$1,181	$207	18%	$160	$133	$27	20%	$1,548	$1,314
Dealer	130	135	(5)	(4)%	10	13	(3)	(23)%	140	148
Operating leases	3,162	2,705	457	17%	408	421	(13)	(3)%	3,570	3,126
Total revenues	4,680	4,021	659	16%	578	567	11	2%	5,258	4,588
Leased vehicle expenses	2,095	1,823	272	15%	294	316	(22)	(7)%	2,389	2,139
Interest expense	1,269	1,042	227	22%	111	125	(14)	(11)%	1,380	1,167
Realized losses/(gains) on derivatives and foreign currency debt	135	60	75	125%	12	(15)	27	(180)%	147	45
Net revenues	1,181	1,096	85	8%	161	141	20	14%	1,342	1,237
Other income	81	72	9	13%	11	8	3	38%	92	80
Total net revenues	1,262	1,168	94	8%	172	149	23	15%	1,434	1,317
Expenses:
General and administrative expenses	332	248	84	34%	28	28	—	—%	360	276
Provision for credit losses	169	151	18	12%	20	7	13	186%	189	158
Early termination loss on operating leases	126	55	71	129%	1	—	1	—%	127	55
Income before income taxes and valuation adjustments	$635	$714	$(79)	(11)%	$123	$114	$9	8%	$758	$828
_______________________
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Six months ended September 30,		Difference		Six months ended September 30,		Difference
	2025	2024	Amount	%	2025	2024	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$44,749	$40,778	$3,971	10%	$5,038	$4,564	$474	10%
Average outstanding units	2,284	2,155	129	6%	299	283	16	6%
Effective yield	6.2%	5.8%			6.3%	5.8%

Dealer loans:
Average outstanding balance	$4,094	$3,757	$337	9%	$382	$376	$6	2%
Effective yield	6.4%	7.2%			5.1%	6.9%

Operating leases:
Average outstanding balance	$28,218	$24,322	$3,896	16%	$3,441	$3,512	$(71)	(2)%
Average outstanding units	926	844	82	10%	152	169	(17)	(10)%
Average monthly revenue(2)	$569	$534	$35	7%	$447	$414	$33	8%
Average monthly depreciation(2),(3)	$382	$369	$13	4%	$330	$317	$13	4%

Debt:
Average outstanding balance	$58,247	$47,896	$10,351	22%	$6,071	$5,593	$478	9%
Effective interest rate	4.4%	4.4%			3.6%	4.5%
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
–Revenue from dealer loans decreased due to lower yields, which was partially offset by higher average outstanding balances.
–Operating lease revenue increased due to higher average outstanding units and the increase in average revenue per unit.
Leased vehicle expenses
Leased vehicle expenses increased due to higher average outstanding units and higher average depreciation expense per unit.
Interest expense
Interest expense increased primarily due to higher average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivatives and foreign currency debt
Net realized losses during the first six months of fiscal year 2026 consisted of losses on pay float interest rate swaps of $128 million and losses on cross currency interest rate swaps of $131 million, which were partially offset by gains on pay fixed interest rate swaps of $124 million.

General and administrative expenses
General and administrative expenses increased primarily due to accruals recognized during the first six months of fiscal year 2026 for a legal action related to the financing of add-on products.
Provision for credit losses
Provision for credit losses increased primarily due to the larger increase in our estimate of expected credit losses on our retail loans reflecting the increasing trend of delinquencies and net charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to increases in realized losses and the larger increase to our estimate of early termination losses. See “—Financial Condition—Credit Risk” below for more information.
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
Realized (gains)/losses on derivative instruments
Net realized losses on interest rate swaps during the first six months of fiscal year 2026 were attributable to realized losses on pay fixed interest rate swaps of $7 million and realized losses on pay float interest rate swaps of $5 million.
Provision for credit losses
Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
We recognized early termination losses on operating leases of $1 million during the six months of fiscal year 2026 and less than $1 million during the six months of fiscal year 2025. See “—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 24.7% for the first six months of fiscal year 2026 compared to 28.4% for the same period in fiscal year 2025. The decrease in the effective tax rate was primarily due to tax benefits recognized upon receipt of a tax refund by the Company's U.S. Parent and the remeasurement of deferred taxes due to state tax law changes. The Company's effective tax rate for the six months ended September 30, 2025 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended September 30,				Six months ended September 30,
	2025		2024		2025		2024
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	121	66	150	107	271	171	298	204
Used automobile	29	4	38	11	62	17	76	23
Motorcycle and other	19	7	22	9	42	14	48	19
Total retail loans	169	77	210	127	375	202	422	246
Leases	91	66	114	110	193	136	225	219

Canada Segment
Retail loans	21	9	25	13	52	31	49	26
Leases	11	8	11	10	26	22	23	19

Consolidated
Retail loans	190	86	235	140	427	233	471	272
Leases	102	74	125	120	219	158	248	238
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
Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
United States Segment
New automobile	59%	72%	62%	72%
Motorcycle	39%	43%	41%	43%

Canada Segment
New automobile	66%	74%	75%	75%
Motorcycle	29%	32%	31%	33%

Consolidated
New automobile	60%	72%	63%	73%
Motorcycle	38%	42%	40%	41%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	September 30, 2025	March 31, 2025	September 30, 2025	March 31, 2025

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	$35,529	$34,738	1,653	1,658
Used automobile	7,454	7,404	404	410
Motorcycle and other	1,478	1,412	209	205
Total retail loans	$44,461	$43,554	2,266	2,273
Investment in operating leases	$28,747	$27,316	947	899

Securitized retail loans (2)	$14,125	$12,350	835	768

Canada Segment
Retail loans	$5,105	$4,627	300	293
Investment in operating leases	$3,426	$3,280	148	155

Securitized retail loans (2)	$814	$619	65	56

Consolidated
Retail loans	$49,566	$48,181	2,566	2,566
Investment in operating leases	$32,173	$30,596	1,095	1,054

Securitized retail loans (2)	$14,939	$12,969	900	824
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.

In the United States segment, retail loan acquisition volumes decreased by 11% and lease acquisition volumes decreased by 14% during the first six months of fiscal year 2026 compared to the same period in fiscal year 2025 due to the decrease in sponsored program volumes. The decline in the penetration rate was attributable to increased competition from other financial institutions and the allocation of incentive support. Despite the decline in consumer financing penetration rates, acquisition volumes benefited from strong new automobile sales volumes during the first six months of fiscal year 2026.
In the Canada segment, retail loan acquisition volumes increased by 6% and lease acquisition volumes increased by 13% during the first six months of fiscal year 2026 compared to the same period in fiscal year 2025 primarily due to the increase in sponsored program volumes.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	September 30, 2025	March 31, 2025
United States Segment
Automobile	29%	29%
Motorcycle	98%	98%
Other	17%	17%

Canada Segment
Automobile	29%	29%
Motorcycle	95%	95%
Other	95%	94%

Consolidated
Automobile	29%	29%
Motorcycle	97%	98%
Other	20%	20%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
United States Segment
Automobile	22%	22%	23%	22%
Motorcycle	98%	98%	98%	98%
Other	6%	9%	6%	10%

Canada Segment
Automobile	24%	24%	24%	24%
Motorcycle	92%	89%	88%	88%
Other	97%	96%	94%	95%

Consolidated
Automobile	22%	22%	24%	22%
Motorcycle	98%	97%	97%	97%
Other	13%	15%	13%	16%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	September 30, 2025	March 31, 2025	September 30, 2025	March 31, 2025

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,122	$2,057	64	60
Motorcycle	610	555	70	62
Other	28	32	12	19
Total wholesale flooring loans	$2,760	$2,644	146	141
Commercial loans	$1,414	$1,295

Canada Segment
Wholesale flooring loans	$323	$359	33	42
Commercial loans	$38	$37

Consolidated
Wholesale flooring loans	$3,083	$3,003	179	183
Commercial loans	$1,452	$1,332
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment		Canada Segment		Consolidated

	As of or for the three months ended September 30,
	2025	2024	2025	2024	2025	2024

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$420	$376	$15	$15	$435	$391
Provision for credit losses	71	84	15	3	86	87
Charge-offs, net of recoveries	(86)	(63)	(4)	(3)	(90)	(66)
Effect of translation adjustment	—	—	(1)	—	(1)	—
Allowance for credit losses at end of period	$405	$397	$25	$15	$430	$412

Charge-offs as a percentage of average receivable balance (1), (3)	0.70%	0.56%	0.32%	0.32%	0.66%	0.53%

Operating leases:
Early termination loss on operating leases	$80	$37	$—	$—	$80	$37

	United States Segment		Canada Segment		Consolidated

	As of or for the six months ended September 30,
	2025	2024	2025	2024	2025	2024

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$383	$339	$13	$14	$396	$353
Provision for credit losses	169	151	20	7	189	158
Charge-offs, net of recoveries	(147)	(93)	(8)	(6)	(155)	(99)
Effect of translation adjustment	—	—	—	—	—	—
Allowance for credit losses at end of period	$405	$397	$25	$15	$430	$412

Charge-offs as a percentage of average receivable balance (1), (3)	0.60%	0.42%	0.30%	0.27%	0.57%	0.41%
Allowance as a percentage of ending receivable balance (1)	0.82%	0.86%	0.46%	0.28%	0.79%	0.80%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$195	$176	$9	$7	$204	$183
As a percentage of ending receivable balance (1),(2)	0.40%	0.38%	0.17%	0.14%	0.37%	0.36%

Operating leases:
Early termination loss on operating leases	$126	$55	$1	$—	$127	$55
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
(3)Percentages for both the six months ended September 30, 2025 and 2024 have been annualized.

In the United States segment, we recognized a provision for credit losses on our finance receivables of $169 million and $151 million during the first six months of fiscal year 2026 and 2025, respectively. The increase in the provision for credit losses was primarily due to the larger increase to our estimate of expected credit losses on our retail loans reflecting the increasing trend of delinquencies and net charge-offs. The increase in net charge-offs was due to the increase in the volume of retail loans with longer terms which typically have higher loan-to-value ratios, and as a result, higher loss severities. We recognized early termination losses on operating leases of $126 million and $55 million during the first six months of fiscal year 2026 and 2025, respectively. Early termination losses on operating leases increased due to the increases in realized losses, and the larger increase to our estimate of early termination losses. The increase in operating lease delinquencies contributed to the increase in our estimate of early termination losses.
In the Canada segment, we recognized a provision for credit losses on our finance receivable of $20 million and $7 million during the first six months of fiscal year 2026 and 2025, respectively. Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. We recognized early termination losses on operating leases of $1 million and less than $1 million during the first six months of fiscal year 2026 and fiscal year 2025, respectively.
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
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured as to the amounts by which carrying amounts exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first six months of fiscal year 2026. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Estimates—Estimated End of Term Residual Values” below.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	63	96	132	216
Sales through auctions and dealer direct programs (3)	1	4	2	6
Total termination units	64	100	134	222

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	16	18	33	35
Sales through auctions and dealer direct programs (3)	—	—	—	—
Total termination units	16	18	33	35

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	79	114	165	251
Sales through auctions and dealer direct programs (3)	1	4	2	6
Total termination units	80	118	167	257
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

The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of September 30, 2025 and March 31, 2025 includes foreign currency denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of September 30, 2025 and March 31, 2025, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on September 30, 2025. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.
Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate (1)
	September 30, 2025	March 31, 2025	September 30, 2025	March 31, 2025

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$3,867	$4,836	4.53%	4.64%
Related party debt	—	1,800	—%	4.59%
Bank loans	500	1,250	4.90%	5.15%
Public MTN Program	42,018	37,153	4.10%	4.02%
Total unsecured debt	$46,385	$45,039
Secured debt	13,444	11,816	4.69%	4.81%
Total debt	$59,829	$56,855

Canada Segment
Unsecured debt:
Commercial paper	$576	$1,186	3.06%	3.20%
Bank loans	1,381	850	3.55%	3.70%
Other debt	3,406	3,088	3.53%	3.53%
Total unsecured debt	5,363	5,124
Secured debt	758	568	3.50%	3.88%
Total debt	$6,121	$5,692

Consolidated
Unsecured debt:
Commercial paper	$4,443	$6,022	4.34%	4.36%
Related party debt	—	1,800	—%	4.59%
Bank loans	1,881	2,100	3.91%	4.56%
Public MTN Program	42,018	37,153	4.10%	4.02%
Other debt	3,406	3,088	3.53%	3.53%
Total unsecured debt	51,748	50,163
Secured debt	14,202	12,384	4.62%	4.77%
Total debt	$65,950	$62,547
______________________

(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.

Commercial Paper
As of September 30, 2025, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.8 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the six months ended September 30, 2025, consolidated commercial paper month-end outstanding principal balances ranged from $4.4 billion to $7.3 billion.
Related Party Debt
From time to time, AHFC issues fixed rate debt to AHM to fund AHFC's general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of related party debt is less than 185 days.
Bank Loans
During the six months ended September 30, 2025, AHFC entered into a $500 million fixed rate term loan agreement. HCFI entered into a 2-year floating rate loan for C$350 million ($251 million), a 4-year floating rate loan for C$350 million ($251 million) and a 4-year floating rate loan for C$150 million ($108 million). As of September 30, 2025, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $108 million to $500 million. As of September 30, 2025, the remaining maturities of all bank loans outstanding ranged from 80 days to approximately 4.0 years. The weighted average remaining maturities of all bank loans was 1.8 years as of September 30, 2025.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of September 30, 2025, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
Public Medium-Term Note (Public MTN) Program (the Public MTN Program)
AHFC is a well-known seasoned issuer under SEC rules and issues Public MTNs pursuant to a registration statement on Form S-3 filed with the SEC. In August 2025, AHFC renewed its Public MTN Program by filing a registration statement with the SEC under which it may issue from time to time up to $45.0 billion aggregate principal amount of Public MTNs, which includes the issuance of foreign currency denominated notes into international markets. The aggregate principal amount of Public MTNs offered under the Public MTN Program may be increased from time to time.
The Public MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During the six months ended September 30, 2025, AHFC issued $4.9 billion of floating rate notes ranging from 12 months to 3 years in both USD and EUR. Additionally, AHFC also issued $4.5 billion of fixed rate notes ranging from 2 years to 7 years in USD and EUR. The weighted average remaining maturities of all Public MTNs was 2.6 years as of September 30, 2025.
The Public MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of September 30, 2025, management believes that AHFC was in compliance with all covenants under the indenture.
The table below presents a summary of outstanding debt issued under our Public MTN Program by currency:

	September 30, 2025	March 31, 2025

	(U.S. dollars in millions)
U.S. dollar	$31,237	$29,196
Euro	8,836	6,090
Sterling	1,945	1,867
Total	$42,018	$37,153

Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the six months ended September 30, 2025, HCFI issued C$1.1 billion ($754 million) of fixed rate notes. As of September 30, 2025, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 168 days to approximately 5.0 years. The weighted average remaining maturities of these notes was 2.7 years as of September 30, 2025.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2025, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
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
During the six months ended September 30, 2025, we issued secured debt through asset-backed securitizations totaling $6.0 billion, which were secured by assets with an initial balance of $6.5 billion. There were no outstanding operating lease securitizations as of September 30, 2025.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 20, 2026, a $2.1 billion credit agreement, which expires on February 25, 2026, and a $1.4 billion credit agreement, which expires on February 25, 2028. As of September 30, 2025, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$2.0 billion ($1.4 billion) syndicated bank credit facility that includes a C$1.0 billion ($718 million) credit agreement, which expires on March 25, 2026 and a C$1.0 billion ($718 million) credit agreement, which expires on March 25, 2027. As of September 30, 2025, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace the credit agreements prior to or on the expiration dates.
The credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. The credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of September 30, 2025, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. The credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of September 30, 2025, no amounts were drawn upon under these agreements. These agreements expire in September 2026. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of September 30, 2025 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $24 million and $21 million during the three months ended September 30, 2025 and 2024, respectively, and $47 million and $41 million during the six months ended September 30, 2025 and 2024, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of September 30, 2025, AHFC and its consolidated subsidiaries had $74.2 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $21.3 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

Material Cash Requirements
The following table summarizes our material cash requirements from contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve-month periods ending September 30,
	Total	2026	2027	2028	2029	2030	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$51,869	$16,577	$10,147	$10,209	$4,880	$3,210	$6,846
Secured debt obligations (1)	14,222	7,153	4,505	2,278	276	10	—
Interest payments on debt (2)	6,311	2,264	1,498	963	597	435	554
Total	$72,402	$25,994	$16,150	$13,450	$5,753	$3,655	$7,400
_______________________

(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency denominated debt principal is based on exchange rates as of September 30, 2025.
(2)Interest payments on floating rate and foreign currency denominated debt based on the applicable floating rates and/or exchange rates as of September 30, 2025.
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
Sensitivity Analysis
We applied the baseline economic scenarios for the United States and Canada that were obtained from a third party economic research firm in our models to determine our allowance for credit losses on retail loans and estimated early termination losses on operating lease assets as of September 30, 2025. These baseline economic scenarios represent forecasts of the most likely economic future, with an equal probability of economic conditions being better or worse than forecasted. Alternative economic scenarios were also obtained from the third party economic research firm. As an example of the sensitivity of our accounting estimates, we applied upside and downside economic scenarios in our models. The peak unemployment rate over the next 24 month period under the upside and downside economic scenarios in the United States was 4.1% and 8.4%, respectively. The resulting allowance for credit losses on retail loans under the upside and downside economic scenarios was $379 million and $630 million, respectively.
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
Sensitivity Analysis
If future expected end of term market values for all outstanding operating leases as of September 30, 2025 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $31 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $12 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis is specific to the conditions in effect as of September 30, 2025 and does not consider the effect declines in estimated end of term market values may have on return rates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2025, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
1.1
Fourth Amended and Restated Distribution Agreement, dated August 8, 2025, between the Company and BofA Securities, Inc., ANZ Securities, Inc., Barclays Capital Inc., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., ING Financial Markets LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc., SG Americas Securities, LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, U.S. Bancorp Investments, Inc. an Wells Fargo Securities, LLC.
Incorporated herein by reference to the same numbered Exhibit filed with our registration statement on Form 8-K, dated August 8, 2025.
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

4.5	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
4.6	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit number 4.6 filed with our quarterly report on Form 10-Q, dated February 8, 2018.
4.7	Form of Fixed Rate Medium-Term Note, Series A.	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated August 8, 2025.
4.8	Form of Floating Rate Medium-Term Note, Series A.	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 8, 2025.
31.1	Certification of Principal Executive Officer	Filed herewith.
31.2	Certification of Principal Financial Officer	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 7, 2025

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President, Treasurer, Assistant Secretary, Compliance Officer and Director (Principal Financial Officer and Principal Accounting Officer)