Form 10-Q
period 2025-12-31
AMERICAN HONDA FINANCE CORP
filed 2026-02-11
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of January 31, 2026, the number of outstanding shares of common stock of the registrant was 13,660,000, all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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
For the quarter ended December 31, 2025

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
•declines in the financial condition or performance of Honda Motor Co., Ltd. or the sales of Honda and/or Acura products;
•risks with Honda Motor Co., Ltd.’s current business alliances and joint ventures and any future potential business alliances, joint ventures, or business combinations;
•changes in economic and business conditions, both domestically and internationally, including, but not limited to, inflationary pressures, changes in interest rates, changes in international trade policy, declining consumer sentiment and market uncertainty;
•the impact of tariffs enacted or proposed by governments applicable to the automotive industry in countries which Honda Motor Co., Ltd. operates;
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
Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the Securities and Exchange Commission (SEC) on June 18, 2025. Readers of this Quarterly Report should review the information contained in that report, and in any subsequent reports that we file with the SEC, as such risks and uncertainties may be amended, supplemented or superseded from time to time. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share data)

	December 31, 2025	March 31, 2025
Assets
Cash and cash equivalents	$2,808	$4,052
Finance receivables, net of allowance for credit losses of $463 and $396	54,214	52,516
Investment in operating leases, net	32,458	30,596
Due from Parent and affiliated companies	96	146
Income taxes receivable	430	—
Other assets	1,267	1,270
Derivative instruments	898	389
Total assets	$92,171	$88,969
Liabilities and Equity
Debt	$65,813	$62,547
Due to Parent and affiliated companies	144	181
Income taxes payable	123	505
Deferred income taxes	5,685	5,302
Other liabilities	1,569	1,635
Derivative instruments	719	1,120
Total liabilities	74,053	71,290
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of December 31, 2025 and March 31, 2025	1,366	1,366
Retained earnings	15,773	15,448
Accumulated other comprehensive loss	(153)	(209)
Total shareholder’s equity	16,986	16,605
Noncontrolling interest in subsidiary	1,132	1,074
Total equity	18,118	17,679
Total liabilities and equity	$92,171	$88,969

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	December 31, 2025	March 31, 2025
Finance receivables, net	$15,190	$12,969
Other assets	723	755
Total assets	$15,913	$13,724

Secured debt	$14,433	$12,384
Other liabilities	25	22
Total liabilities	$14,458	$12,406

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Revenues:
Retail	$788	$713	$2,336	$2,027
Dealer	69	74	209	222
Operating leases	1,812	1,625	5,382	4,751
Total revenues	2,669	2,412	7,927	7,000
Leased vehicle expenses	1,218	1,105	3,607	3,244
Interest expense	692	632	2,072	1,799
Net revenues	759	675	2,248	1,957
Other income, net	42	37	134	117
Total net revenues	801	712	2,382	2,074
Expenses:
General and administrative expenses	150	152	510	428
Provision for credit losses	126	70	315	228
Early termination loss on operating leases	138	40	265	95
(Gain)/Loss on derivative instruments	46	551	(559)	351
(Gain)/Loss on foreign currency revaluation of debt	23	(489)	675	(230)
Total expenses	483	324	1,206	872
Income before income taxes	318	388	1,176	1,202
Income tax expense	2	95	214	326
Net income	316	293	962	876
Less: Net income attributable to noncontrolling interest	27	15	75	50
Net income attributable to American Honda Finance Corporation	$289	$278	$887	$826

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Net income	$316	$293	$962	$876
Other comprehensive income, net of tax:
Foreign currency translation adjustment	33	(137)	107	(137)
Comprehensive income	349	156	1,069	739
Less: Comprehensive income (loss) attributable to noncontrolling interest	43	(50)	126	(15)
Comprehensive income attributable to American Honda Finance Corporation	$306	$206	$943	$754

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income (loss)	Common stock	Noncontrolling interest
Balance at March 31, 2024	$18,623	$16,254	$(137)	$1,366	$1,140
Net income	267	250	—	—	17
Other comprehensive loss	(24)	—	(13)	—	(11)
Balance at June 30, 2024	$18,866	$16,504	$(150)	$1,366	$1,146
Net income	316	298	—	—	18
Other comprehensive income	24	—	13	—	11
Dividends declared	(604)	(536)	—	—	(68)
Balance at September 30, 2024	$18,602	$16,266	$(137)	$1,366	$1,107
Net income	293	278	—	—	15
Other comprehensive loss	(137)	—	(72)	—	(65)
Balance at December 31, 2024	$18,758	$16,544	$(209)	$1,366	$1,057

Balance at March 31, 2025	$17,679	$15,448	$(209)	$1,366	$1,074
Net income	375	347	—	—	28
Other comprehensive income	128	—	67	—	61
Balance at June 30, 2025	$18,182	$15,795	$(142)	$1,366	$1,163
Net income	271	251	—	—	20
Other comprehensive loss	(54)	—	(28)	—	(26)
Dividends declared	(630)	(562)	—	—	(68)
Balance at September 30, 2025	$17,769	$15,484	$(170)	$1,366	$1,089
Net income	316	289	—	—	27
Other comprehensive income	33	—	17	—	16
Balance at December 31, 2025	$18,118	$15,773	$(153)	$1,366	$1,132

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Nine months ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$962	$876
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(118)	43
Provision for credit losses	315	228
Early termination loss on operating leases	265	95
Depreciation on leased vehicles	3,551	3,221
Accretion of unearned subsidy income	(1,011)	(819)
Amortization of deferred dealer participation and other deferred costs	340	308
Gain on disposition of leased vehicles	(46)	(66)
Deferred income taxes	517	(23)
Changes in operating assets and liabilities:
Income taxes receivable/payable	(728)	174
Other assets	(8)	(48)
Accrued interest/discounts on debt	46	117
Other liabilities	(137)	18
Due to/from Parent and affiliated companies	8	24
Net cash provided by operating activities	3,956	4,148
Cash flows from investing activities:
Finance receivables acquired	(21,437)	(21,779)
Principal collected on finance receivables	19,234	16,484
Net change in wholesale loans	38	(387)
Purchase of operating lease vehicles	(11,923)	(14,139)
Disposal of operating lease vehicles	6,300	7,737
Cash received for unearned subsidy income	865	1,303
Other investing activities, net	(6)	(4)
Net cash used in investing activities	(6,929)	(10,785)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Nine months ended December 31,
	2025	2024
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$20,847	$24,222
Paydown of commercial paper	(22,571)	(22,761)
Proceeds from issuance of short-term debt	600	1,099
Paydown of short-term debt	(1,850)	(600)
Proceeds from issuance of related party debt	1,000	—
Paydown of related party debt	(2,800)	—
Proceeds from issuance of medium-term notes and other debt	11,720	9,585
Paydown of medium-term notes and other debt	(6,656)	(6,056)
Proceeds from issuance of secured debt	8,247	6,353
Paydown of secured debt	(6,236)	(4,665)
Dividends paid	(630)	(604)
Net cash provided by financing activities	1,671	6,573
Effect of exchange rate changes on cash and cash equivalents	13	(10)
Net decrease in cash and cash equivalents	(1,289)	(74)
Cash and cash equivalents and restricted cash at beginning of period	4,767	2,385
Cash and cash equivalents and restricted cash at end of period	$3,478	$2,311
Supplemental disclosures of cash flow information:
Interest paid	$1,890	$1,636
Income taxes paid	$537	$169

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	December 31,
	2025	2024
Cash and cash equivalents	$2,808	$1,591
Restricted cash included in other assets (1)	670	720
Total	$3,478	$2,311
________________________
(1)Restricted cash balances relate to securitization arrangements (Note 9).

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Business and Significant Accounting Policies

Organizational Structure
American Honda Finance Corporation (AHFC) is a wholly-owned subsidiary of American Honda Motor Co., Inc. (AHM or the Parent). Honda Canada Finance Inc. (HCFI) is a majority-owned subsidiary of AHFC. Noncontrolling interest in HCFI is held by Honda Canada Inc. (HCI), an affiliate of AHFC. AHM is a wholly-owned subsidiary and HCI is an indirect wholly-owned subsidiary of Honda Motor Co., Ltd. (HMC). AHM and HCI are the sole authorized distributors of Honda and Acura products, including motor vehicles, other products, and parts and accessories, in the United States and Canada.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	December 31, 2025
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$50,264	$4,503	$54,767
Allowance for credit losses	(454)	(9)	(463)
Deferred dealer participation and other deferred costs	680	—	680
Unearned subsidy income	(770)	—	(770)
Finance receivables, net	$49,720	$4,494	$54,214

	March 31, 2025
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$48,698	$4,344	$53,042
Allowance for credit losses	(387)	(9)	(396)
Deferred dealer participation and other deferred costs	616	—	616
Unearned subsidy income	(746)	—	(746)
Finance receivables, net	$48,181	$4,335	$52,516

Finance receivables include retail loans with a net carrying amount of $15.0 billion and $13.0 billion as of December 31, 2025 and March 31, 2025, respectively, which have been transferred to bankruptcy-remote special purpose entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and nine months ended December 31, 2025
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of October 1, 2025	$421	$9	$430
Provision	126	—	126
Charge-offs	(131)	—	(131)
Recoveries	37	—	37
Effect of translation adjustment	1	—	1
Ending balance as of December 31, 2025	$454	$9	$463

Beginning balance as of April 1, 2025	$387	$9	$396
Provision	315	—	315
Charge-offs	(362)	—	(362)
Recoveries	113	—	113
Effect of translation adjustment	1	—	1
Ending balance as of December 31, 2025	$454	$9	$463

	Three and nine months ended December 31, 2024
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of October 1, 2024	$404	$8	$412
Provision	69	1	70
Charge-offs	(111)	—	(111)
Recoveries	32	—	32
Effect of translation adjustment	(1)	—	(1)
Ending balance as of December 31, 2024	$393	$9	$402

Beginning balance as of April 1, 2024	$345	$8	$353
Provision	227	1	228
Charge-offs	(287)	—	(287)
Recoveries	109	—	109
Effect of translation adjustment	(1)	—	(1)
Ending balance as of December 31, 2024	$393	$9	$402

The allowance increased during the nine months ended December 31, 2025 primarily due to the expected credit losses recognized on the high volume of retail loan acquisitions during the period and the increase to the estimate of expected credit losses attributable to the increasing trend of delinquencies and net charge-offs.

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

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
December 31, 2025
Retail loans:
New automobile	$450	$120	$29	$599	$39,429	$40,028
Used and certified automobile	194	53	13	260	8,263	8,523
Motorcycle and other	26	12	7	45	1,578	1,623
Total retail loans	670	185	49	904	49,270	50,174
Dealer loans:
Wholesale flooring	1	—	—	1	2,948	2,949
Commercial loans	—	—	—	—	1,554	1,554
Total dealer loans	1	—	—	1	4,502	4,503
Total finance receivables	$671	$185	$49	$905	$53,772	$54,677

March 31, 2025
Retail loans:
New automobile	$331	$73	$20	$424	$38,105	$38,529
Used and certified automobile	155	38	10	203	8,291	8,494
Motorcycle and other	18	7	4	29	1,516	1,545
Total retail loans	504	118	34	656	47,912	48,568
Dealer loans:
Wholesale flooring	—	—	1	1	3,005	3,006
Commercial loans	—	—	—	—	1,338	1,338
Total dealer loans	—	—	1	1	4,343	4,344
Total finance receivables	$504	$118	$35	$657	$52,255	$52,912

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2026	2025	2024	2023	2022	Prior	Total

	(U.S. dollars in millions)
December 31, 2025
Credit grade A	$10,609	$10,641	$6,510	$2,325	$898	$395	$31,378
Credit grade B	2,899	2,972	2,123	934	371	173	9,472
Credit grade C	2,126	2,175	1,425	590	259	127	6,702
Credit grade D	628	655	354	127	61	43	1,868
Others	233	259	156	60	31	15	754
Total retail loans	$16,495	$16,702	$10,568	$4,036	$1,620	$753	$50,174
Gross charge-offs for the nine months ended December 31, 2025	$27	$157	$110	$43	$15	$10	$362

	Retail loans by vintage fiscal year

	2025	2024	2023	2022	2021	Prior	Total

	(U.S. dollars in millions)
March 31, 2025
Credit grade A	$14,245	$9,403	$3,620	$1,838	$1,140	$136	$30,382
Credit grade B	3,800	2,919	1,365	639	371	73	9,167
Credit grade C	2,830	2,006	869	439	259	66	6,469
Credit grade D	879	516	190	103	73	38	1,799
Others	351	221	89	54	25	11	751
Total retail loans	$22,105	$15,065	$6,133	$3,073	$1,868	$324	$48,568
Gross charge-offs for the fiscal year ended March 31, 2025	$62	$188	$88	$38	$18	$12	$406
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

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2026	2025	2024	2023	2022	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
December 31, 2025
Group I	$38	$134	$105	$50	$8	$129	$976	$1,748	$3,188
Group II	8	17	56	2	5	26	—	1,200	1,314
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$46	$151	$161	$52	$13	$155	$976	$2,949	$4,503
Gross charge-offs for the nine months ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Commercial loans by vintage fiscal year

	2025	2024	2023	2022	2021	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
March 31, 2025
Group I	$149	$110	$52	$13	$86	$53	$762	$1,764	$2,989
Group II	23	56	3	—	6	25	—	1,241	1,354
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$172	$166	$55	$13	$92	$78	$762	$3,006	$4,344
Gross charge-offs for the fiscal year ended March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loan Modifications
The contractual terms of loans may be modified when borrowers are experiencing financial difficulties in an effort to mitigate losses. There were no dealer loans that were modified for dealers experiencing financial difficulties during the nine months ended December 31, 2025. Payment deferrals are granted on retail loans, however the delays in payments are considered insignificant since the number of deferred payments are limited and interest continues to accrue during the deferral period. In certain situations, the Company may grant term extensions on retail loans in the United States. Term extensions extend the maturity date of the loan, which reduces the monthly payments over the remaining extended term of the loan. Term extensions do not change the contractual interest rates or reduce the outstanding principal balances. During the nine months ended December 31, 2025, term extensions were not material to the Company’s consolidated financial statements. Retail loans may also be modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, which may include interest rate adjustments, term extensions, and principal forgiveness. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the nine months ended December 31, 2025.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	December 31, 2025	March 31, 2025

	(U.S. dollars in millions)
Operating lease vehicles (1)	$40,286	$37,647
Accumulated depreciation	(6,644)	(5,770)
Deferred dealer participation and initial direct costs	125	123
Unearned subsidy income	(1,091)	(1,291)
Estimated early termination losses	(218)	(113)
Investment in operating leases, net	$32,458	$30,596
 ________________________
(1)Net of investment tax credits. Refer to Note 7 for additional information.

Operating lease revenue consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
	(U.S. dollars in millions)
Lease payments	$1,610	$1,447	$4,752	$4,248
Subsidy income and dealer rate participation, net	191	172	586	464
Reimbursed lessor costs	11	6	44	39
Total operating lease revenue, net	$1,812	$1,625	$5,382	$4,751

Leased vehicle expenses consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024

	(U.S. dollars in millions)
Depreciation expense	$1,202	$1,095	$3,551	$3,221
Initial direct costs and other lessor costs	29	24	102	89
Gain on disposition of leased vehicles (1)	(13)	(14)	(46)	(66)
Total leased vehicle expenses, net	$1,218	$1,105	$3,607	$3,244
________________________
(1)Included in the gain on disposition of leased vehicles are end of term charges of $2 million and less than $1 million for the three months ended December 31, 2025 and 2024, respectively, and $3 million and $7 million for the nine months ended December 31, 2025 and 2024, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Contractual operating lease payments due as of December 31, 2025 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve-month periods ending December 31,	(U.S. dollars in millions)

2026	$5,851
2027	4,032
2028	1,603
2029	320
2030	52
Total	$11,858
The Company recognized early termination losses on operating leases of $138 million and $40 million during the three months ended December 31, 2025 and 2024, respectively, and $265 million and $95 million during the nine months ended December 31, 2025 and 2024, respectively. Net realized losses totaled $66 million and $34 million during the three months ended December 31, 2025 and 2024, respectively, and $160 million and $75 million during the nine months ended December 31, 2025 and 2024, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $12 million and $8 million for the three months ended December 31, 2025 and 2024, respectively, and $31 million and $20 million for the nine months ended December 31, 2025 and 2024, respectively.
No impairment losses due to declines in estimated residual values were recognized during both the three and nine months ended December 31, 2025 and 2024.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with floating or fixed interest rates. Outstanding debt, net of discounts and fees, weighted average contractual interest rates and range of contractual interest rates were as follows:

			Weighted average contractual interest rate (1)		Contractual interest rate ranges
	December 31, 2025	March 31, 2025	December 31, 2025	March 31, 2025	December 31, 2025	March 31, 2025

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$4,341	$6,022	3.86%	4.36%	2.40 - 4.23%	2.73 - 4.70%
Related party debt	—	1,800	—%	4.59%	— - —%	4.59 - 4.60%
Bank loans	2,219	2,100	3.79%	4.56%	3.05 - 4.60%	3.59 - 5.27%
Public MTN Program	41,365	37,153	3.97%	4.02%	0.30 - 5.85%	0.30 - 5.85%
Other debt	3,455	3,088	3.51%	3.53%	1.34 - 5.73%	1.34 - 5.73%
Total unsecured debt	51,380	50,163
Secured debt	14,433	12,384	4.49%	4.77%	3.16 - 5.67%	0.88 - 5.87%
Total debt	$65,813	$62,547
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields. Weighted average contractual interest rate of short-term debt was 3.95% and 4.54% as of December 31, 2025 and March 31, 2025, respectively.

As of December 31, 2025, the outstanding principal balance of long-term debt with floating interest rates totaled $14.7 billion, long-term debt with fixed interest rates totaled $45.7 billion, and short-term debt with floating or fixed interest rates totaled $5.5 billion. As of March 31, 2025, the outstanding principal balance of long-term debt with floating interest rates totaled $9.7 billion, long-term debt with fixed interest rates totaled $42.7 billion, and short-term debt with floating or fixed interest rates totaled $10.1 billion.
Commercial Paper
As of December 31, 2025 and March 31, 2025, the Company had commercial paper programs that provide the Company with available funds of up to $8.8 billion and $8.7 billion, respectively, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $5.7 billion and $5.6 billion during the nine months ended December 31, 2025 and 2024, respectively. The maximum balance outstanding at any month-end during the nine months ended December 31, 2025 and 2024 was $7.3 billion and $6.7 billion, respectively.
Related Party Debt
From time to time, AHFC issues fixed rate short-term debt to AHM to fund AHFC's general corporate operations. The Company did not incur interest expense on related party debt for the three months ended December 31, 2025 and incurred $28 million for the nine months ended December 31, 2025.
Bank Loans
Outstanding bank loans at December 31, 2025 were long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of December 31, 2025 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Public Medium-Term Note (MTN) Program (the Public MTN Program)
In August 2025, AHFC renewed its Public MTN Program by filing a registration statement with the SEC under which it may issue from time to time up to $45.0 billion aggregate principal amount of MTNs. The aggregate principal amount of MTNs offered under the Public MTN Program may be increased from time to time. MTNs outstanding under the Public MTN Program as of December 31, 2025 were short-term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. MTNs under the Public MTN Program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales. The Public MTN Program is supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of December 31, 2025 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt (Asset-Backed Securities)
The Company issues secured debt through financing transactions that are secured by assets held by issuing SPEs. Secured debt outstanding as of December 31, 2025 was long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the secured debt is dependent on the performance of the underlying retail loans. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion credit agreement, which expires on February 20, 2026, a $2.1 billion credit agreement, which expires on February 25, 2028, and a $1.4 billion credit agreement, which expires on February 25, 2030. As of December 31, 2025 and since its inception, no amounts were drawn upon under any of the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.5 billion syndicated bank credit facility that includes a $729 million credit agreement, which expires on March 25, 2026 and a $729 million credit agreement, which expires on March 25, 2027. As of December 31, 2025, no amounts were drawn upon under any of the HCFI credit agreements. HCFI intends to renew or replace these credit agreements prior to or on the expiration dates.
Each of the AHFC and HCFI credit agreements contains customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans, if any, under such credit agreements will be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. These credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of December 31, 2025 and since their inception, no amounts were drawn upon under these credit agreements. These credit agreements expire in September 2026. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 5. Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 12 regarding the valuation of derivative instruments.

	December 31, 2025			March 31, 2025
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$75,036	$351	$544	$73,058	$338	$676
Cross currency swaps	10,807	547	175	8,225	51	444
Gross derivative assets/liabilities		898	719		389	1,120
Collateral posted/held		24	(3)		43	—
Counterparty netting adjustment		(558)	(558)		(429)	(429)
Net derivative assets/liabilities		$364	$158		$3	$691

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024

	(U.S. dollars in millions)
Interest rate swaps	$(22)	$7	$24	$(26)
Cross currency swaps	(24)	(558)	535	(325)
Total gain/(loss) on derivative instruments	$(46)	$(551)	$559	$(351)

The fair value of derivative instruments is subject to fluctuations in market interest rates and foreign currency exchange rates. Since the Company has elected not to apply hedge accounting, the volatility in the changes in fair value of these derivative instruments is recognized in earnings. All periodic interest settlements of derivative instruments are presented within cash flows from operating activities in the consolidated statements of cash flows. The final notional exchange of cross currency swaps are presented within cash flows from financing activities along with the paydowns of the related foreign currency-denominated debt.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended December 31,		Nine months ended December 31,
Income Statement	2025	2024	2025	2024

	(U.S. dollars in millions)
Revenue:
Subsidy income	$328	$293	$1,001	$812
Interest expense:
Related party debt	—	—	28	—
General and administrative expenses:
Support Compensation Agreement fees	25	21	72	62
Benefit plan expenses	1	1	4	4
Shared services	20	19	59	58
Lease expense	1	1	3	3

Balance Sheet	December 31, 2025	March 31, 2025

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(749)	$(731)
Investment in operating leases, net:
Unearned subsidy income	(1,090)	(1,290)
Due from Parent and affiliated companies	96	146
Liabilities:
Debt:
Related party debt	—	1,800
Due to Parent and affiliated companies	144	181
Accrued interest expense:
Related party debt	—	11
Other liabilities:
Accrued benefit expenses	65	65
Operating lease liabilities	6	8

Support Agreements
HMC and AHFC are parties to a Keep Well Agreement, effective as of September 9, 2005. This Keep Well Agreement provides that HMC will (1) maintain (directly or indirectly) at least 80% ownership in AHFC’s voting stock and not pledge (directly or indirectly), or in any way encumber or otherwise dispose of, any such stock of AHFC that it is required to hold (or permit any of HMC’s subsidiaries to do so), (2) cause AHFC to have a positive consolidated tangible net worth with tangible net worth defined as (a) shareholders' equity less (b) any intangible assets, determined on a consolidated basis in accordance with GAAP, and (3) ensure that AHFC has sufficient liquidity to meet its payment obligations for debt HMC has confirmed in writing is covered by this Keep Well Agreement, in accordance with its terms, or where necessary make available to AHFC, or HMC shall procure for AHFC, sufficient funds to enable AHFC to meet such obligations in accordance with such terms. This Keep Well Agreement is not a guarantee by HMC.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
HMC and HCFI are parties to a Keep Well Agreement effective as of September 26, 2005. This Keep Well Agreement provides that HMC will (1) maintain (directly or indirectly) at least 80% ownership in HCFI’s voting stock and not pledge (directly or indirectly), or in any way encumber or otherwise dispose of, any such stock of HCFI that it is required to hold (or permit any of HMC’s subsidiaries to do so), (2) cause HCFI to have a positive consolidated tangible net worth with tangible net worth defined as (a) shareholders' equity less (b) any intangible assets, determined on a consolidated basis in accordance with generally accepted accounting principles in Canada, and (3) ensure that HCFI has sufficient liquidity to meet its payment obligations for debt HMC has confirmed in writing is covered by this Keep Well Agreement, in accordance with its terms, or where necessary make available to HCFI, or HMC shall procure for HCFI, sufficient funds to enable HCFI to meet such obligations in accordance with such terms. This Keep Well Agreement is not a guarantee by HMC.
Debt programs supported by the Keep Well Agreements consist of the Company’s commercial paper programs, Public MTN Program, and HCFI’s private placement debt and loans, if any, under AHFC's and HCFI's syndicated bank credit facilities. In connection with the above agreements, AHFC and HCFI have entered into separate Support Compensation Agreements, where each has agreed to pay HMC a quarterly fee based on the amount of outstanding debt that benefits from the Keep Well Agreements. Support Compensation Agreement fees are recognized in general and administrative expenses.
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
Other
The majority of the amounts due from the Parent and affiliated companies at December 31, 2025 and March 31, 2025 were related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at December 31, 2025 and March 31, 2025 were related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
AHFC leases its premises from AHM and HCFI leases its premises from HCI.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
AHFC declared cash dividends to its parent, AHM, of $562 million and $536 million during the nine months ended December 31, 2025 and 2024, respectively.
HCFI declared cash dividends to AHFC of $74 million during both the nine months ended December 31, 2025 and 2024. HCFI declared cash dividends to HCI of $68 million during both the nine months ended December 31, 2025 and 2024.

Note 7. Income Taxes
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law. The IRA includes tax provisions for a corporate alternative minimum tax (CAMT) of 15% on adjusted financial statement income of corporations with profits greater than $1.0 billion, effective for taxable years beginning after December 31, 2022, in addition to a tax credit for qualified commercial clean vehicles (QCCV) that applies to vehicles acquired after December 31, 2022. At December 31, 2025, based on proposed guidance and regulations issued to date, the Company does not expect to incur CAMT liability for fiscal year 2026 and expects to generate QCCV tax credits during fiscal year 2026 based on the tax laws as of the reporting date. The Company accounts for the QCCV tax credits using the deferral method. QCCV tax credits are initially deferred as reductions to the acquisition cost of the related operating lease assets and subsequently recognized over the lease terms as reductions to depreciation expense. QCCV tax credits totaling $236 million were deferred during the nine months ended December 31, 2025. The Company will continue to evaluate the effects of IRA as additional guidance and regulations are issued.
During fiscal years 2024 and 2025, several countries, including Japan and Canada, enacted tax laws to adopt various aspects of the Organization for Economic Cooperation and Development (OECD) Global Anti-Base Erosion Model Rules (GloBE Rules). The GloBE Rules are designed to ensure large multinational enterprises (MNEs) pay a minimum level of tax (“Minimum Tax”) on income in each of the jurisdictions in which they operate. These rules generally apply to MNE groups with annual revenue of €750 million or more. The Company falls within the scope of the GloBE Rules, effective as of April 1, 2024, as a result of our affiliation with HMC. On June 20, 2024, Canada, where the Company’s Canadian subsidiary, HCFI, is incorporated, enacted the Global Minimum Tax Act, implementing the Income Inclusion Rule and Qualified Domestic Minimum Top-up Tax under the GloBE Rules, effective from April 1, 2024. Since HCFI is expected to have an effective tax rate that exceeds the 15% minimum rate, the Company has no related current tax expense associated with the Minimum Tax as of December 31, 2025. To date, the U.S., where we have the majority of our operations and conduct business, has not enacted laws to adopt the GloBE Rules. Based on guidance and analysis to date, we do not expect a material tax impact as a result of the GloBE Rules. The Company will continue to monitor legislative developments and changes in business for potential impacts of the GloBE Rules on future periods.
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
The Company’s effective tax rate was 0.6% and 24.5% for the three months ended December 31, 2025 and 2024, respectively and 18.2% and 27.2% for the nine months ended December 31, 2025 and 2024, respectively. The decrease in effective tax rate for the three and nine months ended December 31, 2025 was primarily attributable to tax benefits recognized upon release of tax reserves due to the expiration of statutes of limitations, partially offset by non-deductible permanent items.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At December 31, 2025, $1.0 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of December 31, 2025 were to be distributed, the tax liability associated with these earnings would be $105 million, inclusive of currency translation adjustments.
As of December 31, 2025, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2022 through 2024, and for various U.S. state returns filed for the taxable years ended March 31, 2014 through 2024. The Company’s Canadian subsidiary, HCFI, is subject to examination for federal returns for taxable years ended March 31, 2019 through 2025 and provincial returns filed for the taxable years ended March 31, 2018 through 2025. The Company believes appropriate provision has been made for all outstanding issues for all open years.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 8. Commitments and Contingencies
Operating Leases
The Company leases certain premises and equipment through operating leases. AHFC leases its premises and equipment from AHM and third parties, and HCFI leases its premises from HCI.
Many of the Company's leases contain renewal options, and generally have no residual value guarantees or material covenants. When it is reasonably certain that the Company will exercise the option to renew a lease, the Company will include the renewal option in the evaluation of the lease term. The Company has elected not to recognize right-of-use assets or liabilities for leases with a lease term of less than one year. As most of the Company's leases do not provide an implicit rate, the incremental borrowing rate is used in determining the present value of lease payments. The right-of-use assets in operating lease arrangements are reported in other assets on the Company's consolidated balance sheets.
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At December 31, 2025, maturities of operating lease liabilities were as follows:

Twelve-month periods ending December 31,	(U.S. dollars in millions)

2026	$10
2027	10
2028	8
2029	7
2030	8
Thereafter	11
Total undiscounted future lease obligations	54
Less: imputed interest	(5)
Operating lease liabilities	$49

Lease expense under operating leases was $2 million for both the three months ended December 31, 2025 and 2024, and $7 million for both the nine months ended December 31, 2025, and 2024. Lease expense is included within general and administrative expenses.
As of December 31, 2025, the weighted average remaining lease term for operating leases was 6.0 years and the weighted average remaining discount rate for operating leases was 3%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and meeting general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $814 million as of December 31, 2025. The Company also has commitments to finance the construction of automobile dealership facilities. The remaining unfunded balance for these construction loans was less than $1 million as of December 31, 2025.

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
The Company is involved, in the ordinary course of business, in various legal proceedings including claims of individual customers and purported class action lawsuits. Certain of these actions are similar to suits filed against other financial institutions and captive finance companies concerning business practices and policies. In October 2025, the Company settled a legal action for approximately $130 million related to the financing of add-on products. The Company is also subject to regulation, supervision, and licensing under various federal, state, provincial, and local statutes, ordinances and regulations which involve governmental reviews and inquiries from time to time. Based on available information and established accruals, management does not believe it is reasonably possible that the results of these proceedings, in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements.

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
During the nine months ended December 31, 2025 and 2024, the Company issued secured debt through asset-backed securitizations, which were accounted for as secured financing transactions totaling $8.3 billion and $6.4 billion, respectively. The secured debt was secured by assets with an initial balance of $9.0 billion and $6.9 billion, respectively.
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

	December 31, 2025

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$15,190	$670	$53	$14,433	$25

	March 31, 2025

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$12,969	$715	$40	$12,384	$22
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of December 31, 2025 and March 31, 2025, AHFC and HCFI had combined cash collections of $815 million and $688 million, respectively, which were required to be remitted to the SPEs.

Note 10. Other Assets
Other assets consisted of the following:

	December 31, 2025	March 31, 2025

	(U.S. dollars in millions)
Accrued interest and fees on finance receivables	$205	$186
Accrued lease payments and fees on operating leases	89	72
Vehicles held for disposition	151	133
Restricted cash	670	715
Operating lease right-of-use assets	41	46
Other miscellaneous assets	111	118
Total	$1,267	$1,270

Note 11. Other Liabilities
Other liabilities consisted of the following:

	December 31, 2025	March 31, 2025

	(U.S. dollars in millions)
Dealer payables	$214	$295
Accrued interest expense	592	439
Accounts payable and accrued expenses	343	330
Lease security deposits	46	44
Unearned income, operating leases	311	288
Operating lease liabilities	49	55
Uncertain tax positions	1	114
Other liabilities	13	70
Total	$1,569	$1,635

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$351	$—	$351
Cross currency swaps	—	547	—	547
Total assets	$—	$898	$—	$898
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$544	$—	$544
Cross currency swaps	—	175	—	175
Total liabilities	$—	$719	$—	$719

	March 31, 2025
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$338	$—	$338
Cross currency swaps	—	51	—	51
Total assets	$—	$389	$—	$389
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$676	$—	$676
Cross currency swaps	—	444	—	444
Total liabilities	$—	$1,120	$—	$1,120

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the nine months ended December 31, 2025 and 2024. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Nonrecurring Fair Value Measurements
The following tables summarize nonrecurring fair value measurements recognized for assets still held at the end of the reporting periods presented:

	Level 1	Level 2	Level 3	Total	Lower-of-cost or fair value adjustment

	(U.S. dollars in millions)
December 31, 2025
Vehicles held for disposition	$—	$—	$138	$138	$54
December 31, 2024
Vehicles held for disposition	$—	$—	$128	$128	$51

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

	December 31, 2025
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,494	—	—	$4,093	$4,093
Retail loans, net	49,720	—	—	50,015	50,015
Liabilities:
Commercial paper	$4,341	—	$4,341	—	$4,341
Bank loans	2,219	—	2,224	—	2,224
Public MTN Program	41,365	—	41,474	—	41,474
Other debt	3,455	—	3,513	—	3,513
Secured debt	14,433	—	14,560	—	14,560

	March 31, 2025
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,335	—	—	$3,940	$3,940
Retail loans, net	48,181	—	—	48,102	48,102
Liabilities:
Commercial paper	$6,022	—	$6,023	—	$6,023
Related party debt	1,800	—	1,800	—	1,800
Bank loans	2,100	—	2,099	—	2,099
Public MTN Program	37,153	—	36,795	—	36,795
Other debt	3,088	—	3,130	—	3,130
Secured debt	12,384	—	12,472	—	12,472

Fair value information presented in the tables above is based on information available at December 31, 2025 and March 31, 2025. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
The Company's chief operating decision maker (CODM) is the President of AHFC. The measure of segment profit or loss the CODM uses to assess segment performance and allocate resources is income before income taxes and the effect of valuation adjustments on derivative instruments and revaluations of foreign currency-denominated debt. Since the Company does not elect to apply hedge accounting, the impact to earnings resulting from these valuation adjustments as reported under GAAP is not representative of segment performance as evaluated by the CODM. Realized gains and losses on derivative instruments, net of realized gains and losses on foreign currency-denominated debt, are included in the measure of segment profit or loss when evaluating segment performance. No adjustments are made to segment performance to allocate any revenues or expenses. Segment revenues from the various financing products are reported on the same basis as GAAP consolidated results. The CODM uses segment profit and loss to assess forecast to actual variances, monitor trends, and to make strategic operating decisions.
Financial information for the three and nine months ended December 31, 2025 and 2024 is summarized in the following tables:

	United States	Canada	Total

	(U.S. dollars in millions)
Three months ended December 31, 2025
Revenues:
Retail	$706	$82	$788
Dealer	65	4	69
Operating leases	1,614	198	1,812
Total revenues	2,385	284	2,669
Leased vehicle expenses	1,077	141	1,218
Interest expense	640	52	692
Realized (gains)/losses on derivatives and foreign currency denominated debt	78	8	86
Net revenues	590	83	673
Other income, net	37	5	42
Total net revenues	627	88	715
Expenses:
General and administrative expenses	136	14	150
Provision for credit losses	123	3	126
Early termination loss on operating leases	137	1	138
Income before income taxes and valuation adjustments	$231	$70	$301
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			(46)
Gain/(loss) on foreign currency revaluation of debt			(23)
Less: Realized (gains)/losses included in segment profit			86
Consolidated income before income taxes			$318
Income tax expense	$(19)	$21	$2

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Total

	(U.S. dollars in millions)

Nine months ended December 31, 2025
Revenues:
Retail	$2,094	$242	$2,336
Dealer	195	14	209
Operating leases	4,776	606	5,382
Total revenues	7,065	862	7,927
Leased vehicle expenses	3,172	435	3,607
Interest expense	1,909	163	2,072
Realized (gains)/losses on derivatives and foreign currency denominated debt	213	20	233
Net revenues	1,771	244	2,015
Other income, net	118	16	134
Total net revenues	1,889	260	2,149
Expenses:
General and administrative expenses	468	42	510
Provision for credit losses	292	23	315
Early termination loss on operating leases	263	2	265
Income before income taxes and valuation adjustments	$866	$193	$1,059
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			559
Gain/(loss) on foreign currency revaluation of debt			(675)
Less: Realized (gains)/losses included in segment profit			233
Consolidated income before income taxes			$1,176
Income tax expense	$157	$57	$214

December 31, 2025
Finance receivables, net	$48,789	$5,425	$54,214
Investment in operating leases, net	28,995	3,463	32,458
Total assets	82,896	9,275	92,171

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Total

	(U.S. dollars in millions)
Three months ended December 31, 2024
Revenues:
Retail	$642	$71	$713
Dealer	68	6	74
Operating leases	1,424	201	1,625
Total revenues	2,134	278	2,412
Leased vehicle expenses	956	149	1,105
Interest expense	573	59	632
Realized (gains)/losses on derivatives and foreign currency denominated debt	34	(1)	33
Net revenues	571	71	642
Other income, net	33	4	37
Total net revenues	604	75	679
Expenses:
General and administrative expenses	138	14	152
Provision for credit losses	67	3	70
Early termination loss on operating leases	39	1	40
Income before income taxes and valuation adjustments	$360	$57	$417
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			(551)
Gain/(loss) on foreign currency revaluation of debt			489
Less: Realized (gains)/losses included in segment profit			33
Consolidated income before income taxes			388
Income tax expense	$84	$11	$95

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Total

	(U.S. dollars in millions)
Nine months ended December 31, 2024
Revenues:
Retail	$1,823	$204	$2,027
Dealer	203	19	222
Operating leases	4,129	622	4,751
Total revenues	6,155	845	7,000
Leased vehicle expenses	2,779	465	3,244
Interest expense	1,615	184	1,799
Realized (gains)/losses on derivatives and foreign currency denominated debt	94	(16)	78
Net revenues	1,667	212	1,879
Other income, net	105	12	117
Total net revenues	1,772	224	1,996
Expenses:
General and administrative expenses	386	42	428
Provision for credit losses	218	10	228
Early termination loss on operating leases	94	1	95
Income before income taxes and valuation adjustments	$1,074	$171	$1,245
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			(351)
Gain/(loss) on foreign currency revaluation of debt			230
Less: Realized (gains)/losses included in segment profit			78
Consolidated income before income taxes			$1,202
Income tax expense	$288	$38	$326

December 31, 2024
Finance receivables, net	$47,061	$4,905	$51,966
Investment in operating leases, net	26,294	3,304	29,598
Total assets	76,691	8,495	85,186

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

Results of Operations
We assess the performance of our operations based on the two geographic regions where we operate: the United States and Canada. The measure of profit or loss used to assess the performance of our United States and Canada segments is income before income taxes and the effect of valuation adjustments on derivative instruments and revaluations of foreign currency-denominated debt. For additional information regarding our segments, see Note 13—Segment and Geographic Information of Notes to Consolidated Financial Statements (Unaudited). The following tables and related discussion are presented based on the measure used to assess the performance of our United States and Canada segments.
Operating Environment Overview
Despite a decline in total consumer financing acquisition volumes and consumer financing penetration rates in the United States, acquisition volumes benefited from strong new automobile sales volumes, resulting in continued growth in our financing assets during the first nine months of fiscal year 2026.
Benchmark interest rates have generally declined since the first quarter of fiscal year 2025 and the effective interest rate on our debt has generally declined since the third quarter of fiscal year 2025. Returns on our consumer financing assets continued to increase, however, as older vintages with lower returns mature.
The trend in delinquencies and charge-offs continued to increase as the negative effects of higher monthly loan and lease payments caused by higher transaction prices, inflationary pressures, rising insurance premiums, and other factors are affecting consumers’ ability to perform on their obligations. Our leased vehicle values remained elevated with return rates at low levels. The lower volume of lease maturities may also be contributing to elevated values of our leased vehicles.
There remains significant uncertainty surrounding tariffs and trade policies amid the revisions to and suspension of tariffs by the Trump Administration and the various retaliatory measures taken or threatened by foreign countries. On July 4, 2025, the OBBBA was enacted into law. See Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited) for more information.

Segment Results—Comparison of the Three months ended December 31, 2025 and 2024
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Total Segments
	Three months ended December 31,		Difference		Three months ended December 31,		Difference		Three months ended December 31,
	2025	2024	Amount	%	2025	2024	Amount	%	2025	2024

	(U.S. dollars in millions)
Revenues:
Retail	$706	$642	$64	10%	$82	$71	$11	15%	$788	$713
Dealer	65	68	(3)	(4)%	4	6	(2)	(33)%	69	74
Operating leases	1,614	1,424	190	13%	198	201	(3)	(1)%	1,812	1,625
Total revenues	2,385	2,134	251	12%	284	278	6	2%	2,669	2,412
Leased vehicle expenses	1,077	956	121	13%	141	149	(8)	(5)%	1,218	1,105
Interest expense	640	573	67	12%	52	59	(7)	(12)%	692	632
Realized losses/(gains) on derivatives and foreign currency debt	78	34	44	129%	8	(1)	9	n/m	86	33
Net revenues	590	571	19	3%	83	71	12	17%	673	642
Other income	37	33	4	12%	5	4	1	25%	42	37
Total net revenues	627	604	23	4%	88	75	13	17%	715	679
Expenses:
General and administrative expenses	136	138	(2)	(1)%	14	14	—	—%	150	152
Provision for credit losses	123	67	56	84%	3	3	—	—%	126	70
Early termination loss on operating leases	137	39	98	n/m	1	1	—	—%	138	40
Income before income taxes and valuation adjustments	$231	$360	$(129)	(36)%	$70	$57	$13	23%	$301	$417
______________________
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Three months ended December 31,		Difference		Three months ended December 31,		Difference
	2025	2024	Amount	%	2025	2024	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$44,980	$42,780	$2,200	5%	$5,110	$4,667	$443	9%
Average outstanding units	2,265	2,235	30	1%	298	287	11	4%
Effective yield	6.3%	6.0%			6.4%	6.1%

Dealer loans:
Average outstanding balance	$4,323	$4,079	$244	6%	$343	$366	$(23)	(6)%
Effective yield	6.1%	6.8%			4.8%	6.0%

Operating leases:
Average outstanding balance	$28,931	$25,733	$3,198	12%	$3,427	$3,393	$34	1%
Average outstanding units	955	860	95	11%	146	161	(15)	(9)%
Average monthly revenue(2)	$563	$552	$11	2%	$453	$419	$34	8%
Average monthly depreciation(2),(3)	$379	$374	$5	1%	$331	$316	$15	5%

Debt:
Average outstanding balance	$59,793	$51,707	$8,086	16%	$6,150	$5,656	$494	9%
Effective interest rate	4.3%	4.4%			3.4%	4.2%
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

Realized (gains)/losses on derivatives and foreign currency debt
Net realized losses during the third quarter of fiscal year 2026 consisted of losses on pay-float interest rate swaps of $43 million and losses on cross-currency interest rate swaps of $63 million, which were partially offset by gains on pay-fixed interest rate swaps of $28 million.
Provision for credit losses
Provision for credit losses increased due to the larger increase to our estimate of expected credit losses on our retail loans reflecting the increasing trend of delinquencies and net charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to increases in realized losses and the larger increase to our estimate of early termination losses as a result of higher loss severities. See “—Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans increased due to higher average outstanding balances and higher yields.
–Revenue from dealer loans decreased due to lower yields and lower average outstanding balances.
–Operating lease revenue decreased primarily due to lower average outstanding units.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units.
Interest expense
Interest expense decreased due to lower average interest rates which were partially offset by higher average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivative instruments
Net realized losses during the third quarter of fiscal year 2026 were attributable to realized losses on pay-fixed interest rate swaps of $8 million.
Provision for credit losses
We recognized provision for credit losses of $3 million during both the third quarter of fiscal years 2026 and 2025. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
We recognized early termination losses on operating leases of $1 million during both the third quarter of fiscal years 2026 and 2025. See “—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 0.6% for the third quarter of fiscal year 2026 compared to 24.5% for the same period in fiscal year 2025. The decrease in the effective tax rate was primarily attributable to tax benefits recognized upon release of tax reserves due to the expiration of statutes of limitations, partially offset by non-deductible permanent items. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Segment Results—Comparison of the Nine months ended December 31, 2025 and 2024
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Total Segments
	Nine months ended December 31,		Difference		Nine months ended December 31,		Difference		Nine months ended December 31,
	2025	2024	Amount	%	2025	2024	Amount	%	2025	2024

	(U.S. dollars in millions)
Revenues:
Retail	$2,094	$1,823	$271	15%	$242	$204	$38	19%	$2,336	$2,027
Dealer	195	203	(8)	(4)%	14	19	(5)	(26)%	209	222
Operating leases	4,776	4,129	647	16%	606	622	(16)	(3)%	5,382	4,751
Total revenues	7,065	6,155	910	15%	862	845	17	2%	7,927	7,000
Leased vehicle expenses	3,172	2,779	393	14%	435	465	(30)	(6)%	3,607	3,244
Interest expense	1,909	1,615	294	18%	163	184	(21)	(11)%	2,072	1,799
Realized losses/(gains) on derivatives and foreign currency debt	213	94	119	127%	20	(16)	36	n/m	233	78
Net revenues	1,771	1,667	104	6%	244	212	32	15%	2,015	1,879
Other income	118	105	13	12%	16	12	4	33%	134	117
Total net revenues	1,889	1,772	117	7%	260	224	36	16%	2,149	1,996
Expenses:
General and administrative expenses	468	386	82	21%	42	42	—	—%	510	428
Provision for credit losses	292	218	74	34%	23	10	13	130%	315	228
Early termination loss on operating leases	263	94	169	180%	2	1	1	—%	265	95
Income before income taxes and valuation adjustments	$866	$1,074	$(208)	(19)%	$193	$171	$22	13%	$1,059	$1,245
_______________________
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Nine months ended December 31,		Difference		Nine months ended December 31,		Difference
	2025	2024	Amount	%	2025	2024	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$44,830	$41,423	$3,407	8%	$5,057	$4,585	$472	10%
Average outstanding units	2,278	2,181	97	4%	298	284	14	5%
Effective yield	6.2%	5.9%			6.4%	5.9%

Dealer loans:
Average outstanding balance	$4,177	$3,873	$304	8%	$368	$372	$(4)	(1)%
Effective yield	6.2%	7.0%			5.1%	6.6%

Operating leases:
Average outstanding balance	$28,450	$24,804	$3,646	15%	$3,437	$3,466	$(29)	(1)%
Average outstanding units	936	850	86	10%	150	166	(16)	(10)%
Average monthly revenue(2)	$567	$540	$27	5%	$449	$415	$34	8%
Average monthly depreciation(2),(3)	$381	$371	$10	3%	$331	$316	$15	5%

Debt:
Average outstanding balance	$58,707	$49,140	$9,567	19%	$6,098	$5,595	$503	9%
Effective interest rate	4.3%	4.4%			3.6%	4.4%
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
Interest expense
Interest expense increased due to higher average outstanding debt, which was partially offset by lower average interest rates. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivatives and foreign currency debt
Net realized losses during the first nine months of fiscal year 2026 consisted of losses on pay-float interest rate swaps of $170 million and losses on cross-currency interest rate swaps of $195 million, which were partially offset by gains on pay-fixed interest rate swaps of $152 million.

General and administrative expenses
General and administrative expenses increased primarily due to accruals recognized during the first nine months of fiscal year 2026 for a legal action related to the financing of add-on products.
Provision for credit losses
Provision for credit losses increased primarily due to the larger increase in our estimate of expected credit losses on our retail loans reflecting the increasing trend of delinquencies and net charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to increases in realized losses and the larger increase to our estimate of early termination losses as a result of higher loss severities. See “—Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans increased due to higher average outstanding balances and higher yields.
–Revenue from dealer loans decreased due to lower yields and lower average outstanding balances.
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
Realized (gains)/losses on derivative instruments
Net realized losses during the first nine months of fiscal year 2026 were attributable to realized losses on pay-fixed interest rate swaps of $15 million and realized losses on pay-float interest rate swaps of $5 million.
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
Income tax expense
The consolidated effective tax rate was 18.2% for the first nine months of fiscal year 2026 compared to 27.2% for the same period in fiscal year 2025. The decrease in the effective tax rate was primarily attributable to tax benefits recognized upon release of tax reserves due to the expiration of statutes of limitations, partially offset by non-deductible permanent items. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended December 31,				Nine months ended December 31,
	2025		2024		2025		2024
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	139	75	146	107	410	246	444	311
Used automobile	25	5	28	5	87	22	104	28
Motorcycle and other	17	8	20	8	59	22	68	27
Total retail loans	181	88	194	120	556	290	616	366
Leases	86	82	108	102	279	218	333	321

Canada Segment
Retail loans	16	6	21	14	68	37	70	40
Leases	10	9	14	13	36	31	37	32

Consolidated
Retail loans	197	94	215	134	624	327	686	406
Leases	96	91	122	115	315	249	370	353
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
Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
United States Segment
New automobile	67%	69%	64%	71%
Motorcycle	39%	42%	40%	42%

Canada Segment
New automobile	67%	79%	72%	76%
Motorcycle	28%	32%	32%	33%

Consolidated
New automobile	67%	70%	64%	72%
Motorcycle	38%	41%	39%	41%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	December 31, 2025	March 31, 2025	December 31, 2025	March 31, 2025

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	$35,819	$34,738	1,655	1,658
Used automobile	7,319	7,404	398	410
Motorcycle and other	1,474	1,412	209	205
Total retail loans	$44,612	$43,554	2,262	2,273
Investment in operating leases	$28,995	$27,316	961	899

Securitized retail loans (2)	$14,471	$12,350	875	768

Canada Segment
Retail loans	$5,108	$4,627	296	293
Investment in operating leases	$3,463	$3,280	145	155

Securitized retail loans (2)	$719	$619	59	56

Consolidated
Retail loans	$49,720	$48,181	2,558	2,566
Investment in operating leases	$32,458	$30,596	1,106	1,054

Securitized retail loans (2)	$15,190	$12,969	934	824
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.

In the United States segment, retail loan acquisition volumes decreased by 10% and lease acquisition volumes decreased by 16% during the first nine months of fiscal year 2026 compared to the same period in fiscal year 2025 due to the decrease in sponsored program volumes. The decline in the penetration rate was attributable to increased competition from other financial institutions and the allocation of incentive support. Despite the decline in consumer financing penetration rates, acquisition volumes benefited from strong new automobile sales volumes during the first nine months of fiscal year 2026.
In the Canada segment, retail loan acquisition volumes decreased by 3% and lease acquisition volumes decreased by 3% during the first nine months of fiscal year 2026 compared to the same period in fiscal year 2025 primarily due to the decrease in sponsored program volumes.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	December 31, 2025	March 31, 2025
United States Segment
Automobile	30%	29%
Motorcycle	98%	98%
Other	16%	17%

Canada Segment
Automobile	28%	29%
Motorcycle	95%	95%
Other	95%	94%

Consolidated
Automobile	29%	29%
Motorcycle	97%	98%
Other	19%	20%
Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
United States Segment
Automobile	22%	24%	23%	22%
Motorcycle	98%	98%	98%	98%
Other	10%	9%	7%	10%

Canada Segment
Automobile	25%	24%	24%	24%
Motorcycle	93%	92%	89%	89%
Other	98%	96%	95%	95%

Consolidated
Automobile	22%	24%	23%	23%
Motorcycle	98%	98%	97%	97%
Other	17%	14%	14%	15%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	December 31, 2025	March 31, 2025	December 31, 2025	March 31, 2025

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,070	$2,057	62	60
Motorcycle	570	555	64	62
Other	29	32	14	19
Total wholesale flooring loans	$2,669	$2,644	140	141
Commercial loans	$1,508	$1,295

Canada Segment
Wholesale flooring loans	$277	$359	32	42
Commercial loans	$40	$37

Consolidated
Wholesale flooring loans	$2,946	$3,003	172	183
Commercial loans	$1,548	$1,332
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment		Canada Segment		Consolidated

	As of or for the three months ended December 31,
	2025	2024	2025	2024	2025	2024

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$405	$397	$25	$15	$430	$412
Provision for credit losses	123	67	3	3	126	70
Charge-offs, net of recoveries	(89)	(75)	(5)	(4)	(94)	(79)
Effect of translation adjustment	—		1	(1)	1	(1)
Allowance for credit losses at end of period	$439	$389	$24	$13	$463	$402

Charge-offs as a percentage of average receivable balance (1), (3)	0.72%	0.64%	0.37%	0.30%	0.69%	0.60%

Operating leases:
Early termination loss on operating leases	$137	$39	$1	$1	$138	$40

	United States Segment		Canada Segment		Consolidated

	As of or for the nine months ended December 31,
	2025	2024	2025	2024	2025	2024

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$383	$339	$13	$14	$396	$353
Provision for credit losses	292	218	23	10	315	228
Charge-offs, net of recoveries	(236)	(168)	(13)	(10)	(249)	(178)
Effect of translation adjustment	—	—	1	(1)	1	(1)
Allowance for credit losses at end of period	$439	$389	$24	$13	$463	$402

Charge-offs as a percentage of average receivable balance (1), (3)	0.64%	0.50%	0.32%	0.28%	0.61%	0.47%
Allowance as a percentage of ending receivable balance (1)	0.89%	0.82%	0.44%	0.27%	0.84%	0.77%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$224	$205	$9	$9	$233	$214
As a percentage of ending receivable balance (1),(2)	0.45%	0.43%	0.16%	0.18%	0.42%	0.41%

Operating leases:
Early termination loss on operating leases	$263	$94	$2	$1	$265	$95
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
(3)Percentages for both the three and nine months ended December 31, 2025 and 2024 have been annualized.

In the United States segment, we recognized a provision for credit losses on our finance receivables of $292 million and $218 million during the first nine months of fiscal year 2026 and 2025, respectively. The increase in the provision for credit losses was due to the larger increase to our estimate of expected credit losses on our retail loans reflecting the increasing trend of delinquencies and net charge-offs. The increase in net charge-offs primarily was due to an increase in the frequency of defaults as higher transaction prices, inflationary pressures, rising insurance premiums, and other factors are affecting consumers' ability to perform on their obligations. We recognized early termination losses on operating leases of $263 million and $94 million during the first nine months of fiscal year 2026 and 2025, respectively. Early termination losses on operating leases increased due to the increases in realized losses, and the larger increase to our estimate of early termination losses. The increase in operating lease delinquencies and higher loss severities primarily on our leases of battery electric vehicles contributed to the increase in our estimate of early termination losses.
In the Canada segment, we recognized a provision for credit losses on our finance receivables of $23 million and $10 million during the first nine months of fiscal year 2026 and 2025, respectively. Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. We recognized early termination losses on operating leases of $2 million and $1 million during the first nine months of fiscal year 2026 and fiscal year 2025, respectively. Early termination losses on operating leases increased due to increases in realized losses and the larger increase to our estimate of early termination losses.
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
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Adjustments to estimated end of term residual values are made prospectively on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured as to the amounts by which carrying amounts exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first nine months of fiscal year 2026. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Estimates—Estimated End of Term Residual Values” below.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	63	78	195	294
Sales through auctions and dealer direct programs (3)	2	3	4	9
Total termination units	65	81	199	303

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	14	17	47	52
Sales through auctions and dealer direct programs (3)	—	—	—	—
Total termination units	14	17	47	52

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	77	95	242	346
Sales through auctions and dealer direct programs (3)	2	3	4	9
Total termination units	79	98	246	355
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

The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of December 31, 2025 and March 31, 2025 includes foreign currency-denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of December 31, 2025 and March 31, 2025, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on December 31, 2025. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.
Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate (1)
	December 31, 2025	March 31, 2025	December 31, 2025	March 31, 2025

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$3,521	$4,836	4.17%	4.64%
Related party debt	—	1,800	—%	4.59%
Bank loans	1,000	1,250	4.56%	5.15%
Public MTN Program	41,365	37,153	3.97%	4.02%
Total unsecured debt	$45,886	$45,039
Secured debt	13,770	11,816	4.55%	4.81%
Total debt	$59,656	$56,855

Canada Segment
Unsecured debt:
Commercial paper	$820	$1,186	2.53%	3.20%
Bank loans	1,219	850	3.17%	3.70%
Other debt	3,455	3,088	3.51%	3.53%
Total unsecured debt	5,494	5,124
Secured debt	663	568	3.21%	3.88%
Total debt	$6,157	$5,692

Consolidated
Unsecured debt:
Commercial paper	$4,341	$6,022	3.86%	4.36%
Related party debt	—	1,800	—%	4.59%
Bank loans	2,219	2,100	3.79%	4.56%
Public MTN Program	41,365	37,153	3.97%	4.02%
Other debt	3,455	3,088	3.51%	3.53%
Total unsecured debt	51,380	50,163
Secured debt	14,433	12,384	4.49%	4.77%
Total debt	$65,813	$62,547
______________________

(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.

Commercial Paper
As of December 31, 2025, we had commercial paper programs in the United States of $7.0 billion and in Canada of C$2.5 billion ($1.8 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the nine months ended December 31, 2025, consolidated commercial paper month-end outstanding principal balances ranged from $4.3 billion to $7.3 billion.
Related Party Debt
From time to time, AHFC issues fixed rate debt to AHM to fund AHFC's general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of related party debt is less than 185 days.
Bank Loans
During the nine months ended December 31, 2025, AHFC entered into a $500 million fixed rate term loan agreement and a $500 million floating rate term loan agreement. HCFI entered into a 2-year floating rate loan for C$350 million ($255 million), a 4-year floating rate loan for C$350 million ($255 million) and a 4-year floating rate loan for C$150 million ($109 million). As of December 31, 2025, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $109 million to $500 million. As of December 31, 2025, the remaining maturities of all bank loans outstanding ranged from 240 days to approximately 5.0 years. The weighted average remaining maturities of all bank loans was 2.5 years as of December 31, 2025.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of December 31, 2025, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
Public Medium-Term Note (MTN) Program (the Public MTN Program)
AHFC is a well-known seasoned issuer under SEC rules and issues MTNs pursuant to a registration statement on Form S-3 filed with the SEC. In August 2025, AHFC renewed its Public MTN Program by filing a registration statement with the SEC under which it may issue from time to time up to $45.0 billion aggregate principal amount of MTNs, which includes the issuance of foreign currency-denominated notes into international markets. The aggregate principal amount of MTNs offered under the Public MTN Program may be increased from time to time.
MTNs may have original maturities of 9 months or more from the date of issue, may be interest-bearing with either fixed or floating interest rates, or may be discounted notes. During the nine months ended December 31, 2025, AHFC issued $5.6 billion of floating rate notes ranging from 12 months to 3 years in both USD and EUR. Additionally, AHFC also issued $4.9 billion of fixed rate notes ranging from 2 years to 7 years in USD, EUR and GBP. The weighted average remaining maturities of all MTNs was 2.5 years as of December 31, 2025.
MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of December 31, 2025, management believes that AHFC was in compliance with all covenants under the indenture.
The table below presents a summary of outstanding debt issued under our Public MTN Program by currency:

	December 31, 2025	March 31, 2025

	(U.S. dollars in millions)
U.S. dollar	$30,167	$29,196
Euro	8,847	6,090
Sterling	2,351	1,867
Total	$41,365	$37,153

Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the nine months ended December 31, 2025, HCFI issued C$1.1 billion ($765 million) of fixed rate notes. As of December 31, 2025, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 76 days to approximately 4.7 years. The weighted average remaining maturities of these notes was 2.5 years as of December 31, 2025.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of December 31, 2025, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.
Secured Debt
Asset-Backed Securities and Loans
We enter into securitization transactions for funding purposes. Our securitization transactions involve transferring pools of retail loans to bankruptcy-remote special purpose entities (SPEs). The SPEs are established to accommodate securitization structures, which have the limited purpose of acquiring assets, issuing asset-backed securities or loans, and making payments on the secured debt. Assets transferred to SPEs are considered legally isolated from us and the claims of our creditors. We continue to service the retail loans transferred to the SPEs. Investors in the secured debt issued by an SPE only have recourse to the assets of such SPE and do not have recourse to the assets of AHFC, HCFI, or our other subsidiaries or to other SPEs. The assets of SPEs are the only source of funds for repayment on the secured debt.
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
During the nine months ended December 31, 2025, we issued secured debt through asset-backed securitizations totaling $8.3 billion, which were secured by assets with an initial balance of $9.0 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains a $7.0 billion syndicated bank credit facility that includes a $3.5 billion 364-day credit agreement, which expires on February 20, 2026, a $2.1 billion credit agreement, which expires on February 25, 2028, and a $1.4 billion credit agreement, which expires on February 25, 2030. As of December 31, 2025, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.

HCFI maintains a C$2.0 billion ($1.5 billion) syndicated bank credit facility that includes a C$1.0 billion ($729 million) credit agreement, which expires on March 25, 2026 and a C$1.0 billion ($729 million) credit agreement, which expires on March 25, 2027. As of December 31, 2025, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace these credit agreements prior to or on the expiration dates.
Each of the AHFC and HCFI credit agreements contains customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. These credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. These credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, each of the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of December 31, 2025, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. These credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of December 31, 2025, no amounts were drawn upon under these credit agreements. These credit agreements expire in September 2026. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of December 31, 2025 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $25 million and $21 million during the three months ended December 31, 2025 and 2024, respectively, and $72 million and $62 million during the nine months ended December 31, 2025 and 2024, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of December 31, 2025, AHFC and its consolidated subsidiaries had $74.1 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $21.7 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

Material Cash Requirements
The following table summarizes our material cash requirements from contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve-month periods ending December 31,
	Total	2026	2027	2028	2029	2030	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$51,490	$17,529	$10,470	$8,419	$4,097	$4,221	$6,754
Secured debt obligations (1)	14,455	7,494	4,646	2,077	238	—	—
Interest payments on debt (2)	6,189	2,199	1,462	926	604	456	542
Total	$72,134	$27,222	$16,578	$11,422	$4,939	$4,677	$7,296
_______________________

(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Repayment schedule of secured debt reflects payment performance assumptions on underlying receivables. Foreign currency-denominated debt principal is based on exchange rates as of December 31, 2025.
(2)Interest payments on floating rate and foreign currency-denominated debt based on the applicable floating rates and/or exchange rates as of December 31, 2025.
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
Derivatives
We utilize derivative instruments to manage exposures to interest rate and foreign currency risks. Our assets consist primarily of fixed rate receivables and operating lease assets. Our liabilities consist of both floating and fixed rate debt, denominated in various currencies. Interest rate and basis swaps are used to match the interest rate characteristics of our assets and debt. Currency swaps are used to manage currency risk exposure on foreign currency-denominated debt. Derivative instruments are not used for trading or any other speculative purposes. The derivative instruments contain an element of credit risk in the event the counterparties are unable to meet the terms of the agreements.
All derivative financial instruments are recorded on our consolidated balance sheets at fair value. Changes in the fair value of derivatives are recognized in our consolidated statements of income in the period of the change. Since we do not elect to apply hedge accounting, the impact to earnings resulting from these valuation adjustments as reported under GAAP is not representative of our results of operations as evaluated by management. Realized gains and losses on derivative instruments, net of realized gains and losses on foreign currency-denominated debt, are included in the measure of segment profit or loss when we evaluate segment performance. Refer to Note 13—Segment and Geographic Information of Notes to Consolidated Financial Statements (Unaudited) for additional information about segment information and Note 5—Derivative Instruments of Notes to Consolidated Financial Statements (Unaudited) for additional information on derivative instruments.
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
Sensitivity Analysis
We applied the baseline economic scenarios for the United States and Canada that were obtained from a third party economic research firm in our models to determine our allowance for credit losses on retail loans and estimated early termination losses on operating lease assets as of December 31, 2025. These baseline economic scenarios represent forecasts of the most likely economic future, with an equal probability of economic conditions being better or worse than forecasted. Alternative economic scenarios were also obtained from the third party economic research firm. As an example of the sensitivity of our accounting estimates, we applied upside and downside economic scenarios in our models. The peak unemployment rate over the next 24 month period under the upside and downside economic scenarios in the United States was 4.1% and 8.4%, respectively. The resulting allowance for credit losses on retail loans under the upside and downside economic scenarios was $410 million and $660 million, respectively.
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
Sensitivity Analysis
If future expected end of term market values for all outstanding operating leases as of December 31, 2025 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $33 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $13 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis is specific to the conditions in effect as of December 31, 2025 and does not consider the effect declines in estimated end of term market values may have on return rates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2025, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.5	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
4.6	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit number 4.6 filed with our quarterly report on Form 10-Q, dated February 8, 2018.
4.7	Form of Fixed Rate Medium-Term Note, Series A.	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated August 8, 2025.
4.8	Form of Floating Rate Medium-Term Note, Series A.	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 8, 2025.
4.9	Description of 5.050% Medium-Term Notes, Series A due August 20, 2031.	Filed herewith.
31.1	Certification of Principal Executive Officer	Filed herewith.
31.2	Certification of Principal Financial Officer	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: February 11, 2026

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Paul C. Honda
Paul C. Honda
Vice President, Treasurer, Assistant Secretary, Compliance Officer and Director (Principal Financial Officer and Principal Accounting Officer)