Form 10-K
period 2026-03-31
AMERICAN HONDA FINANCE CORP
filed 2026-06-18
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 31, 2026, the number of outstanding shares of common stock of the registrant was 13,660,000, all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.
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

1

AMERICAN HONDA FINANCE CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended March 31, 2026

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
•declines in the financial condition or performance of Honda Motor Co., Ltd. and subsidiaries or the sales of Honda and/or Acura products;
•risks with Honda Motor Co., Ltd.’s current business alliances and joint ventures and any future potential business alliances, joint ventures, or business combinations;
•changes in economic and business conditions, both domestically and internationally, including, but not limited to, inflationary pressures, changes in interest rates, changes in exchange rates, changes in international trade policy, declining consumer sentiment and market uncertainty;
•the impact of tariffs enacted, proposed, revised, or suspended by governments applicable to the automotive industry in countries in which Honda Motor Co., Ltd. operates, including retaliatory measures by foreign governments and the uncertainty surrounding the ultimate scope and duration of such tariffs;
•failure of our customers, dealers or other counterparties to meet the terms of any contracts with us, or otherwise fail to perform as agreed;
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
We acquire and offer, as applicable, substantially similar products and services throughout many different regions, provinces, and territories, subject to national and local legal restrictions and market conditions. We divide our business segments between our business in the United States and in Canada. For additional financial information regarding our operations by business segment, see Note 14—Segment Information and Geographic Information of Notes to Consolidated Financial Statements and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.” In the United States and Canada, we provide our financing products under the brand names Honda Financial Services and Acura Financial Services.
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

Consumer Financing
Retail Loans
We provide indirect financing to retail customers of Honda and Acura products by acquiring retail loans originated by Honda and Acura dealers. Retail loans are acquired in accordance with our underwriting standards. See “—Underwriting and Pricing of Consumer Financing” below for a description of our underwriting process. The products that we finance consist primarily of new and used Honda and Acura automobiles and Honda motorcycles, power equipment, and marine engines. Retail loans may also include the financing of insurance products or vehicle service contracts. See “—Vehicle Service Contract Administration” below for more information. The terms of retail loans generally range from 24 to 84 months. 96-month loans on new automobiles are also offered in Canada.
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

We utilize our proprietary credit scoring system to evaluate the credit risk of applicants. Factors used by our credit scoring system to develop a customer’s credit grade include the term of the contract, the loan-to-value or lease capitalized cost-to-value ratios, the customer’s debt ratios, credit bureau attributes, number of trade lines, utilization ratio, and number of credit inquiries. We utilize different scorecards depending on the type of product we finance, and we regularly review and analyze our consumer financing portfolio to ensure the effectiveness of our underwriting guidelines, purchasing criteria and scorecard predictability of our customers' creditworthiness.
In the United States, AHFC utilizes a tiered pricing structure based on customer Fair Isaac Corporation/FICO scores at origination. In Canada, HCFI has a single tiered pricing structure.
Servicing of Consumer Financing
We have three service centers in the United States that are responsible for the acquisition, servicing, collection, and customer service activities related to our automobile retail loans and leases. These service centers are located in California, Texas, and Georgia. We also have an office in Georgia that is responsible for the underwriting of motorcycle, power equipment, and marine engine loans, customer service related to those contracts and collection efforts for past due accounts on a national basis.
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
•Lease Maturity Center. Lease accounts are transferred from our service centers to the Lease Maturity Center six months prior to the end of the given lease term. The Lease Maturity Center assumes responsibility for servicing the lease from this point, including providing the leaseholder with end of term options, responding to customer service issues and coordinating end of term vehicle inspections. Once a vehicle is returned to us, the Lease Maturity Center transfers the account to the Remarketing Center to arrange for the disposition of the vehicle.
•Remarketing Center. The Remarketing Center oversees the disposition of returned lease vehicles and repossessed vehicles. We utilize remarketing strategies to maximize sales proceeds and minimize disposition costs. We use various channels to sell returned leased vehicles, including a dealer direct, online program referred to as the Vehicle Inter-Dealer Purchase System (VIPS) and physical auctions. The goal of our VIPS program is to increase dealer purchases of off-lease vehicles thereby reducing our disposition losses and costs of such vehicles. Through VIPS, the grounding dealer initially has the exclusive right to purchase the vehicle at the contractual residual value, the outstanding contractual balance for vehicles returned prior to full lease maturity, or a market-based price. If the vehicle is not purchased by the grounding dealer, it then becomes available to Honda and Acura vehicle dealers through the VIPS online auction. If the vehicle is not sold to a Honda or Acura dealer, the auction is opened to any dealer. Off-lease vehicles that are not purchased through a VIPS auction and all repossessed vehicles are sold at physical auction sites throughout the United States. When deemed necessary, we recondition used vehicles prior to sale in order to enhance the vehicle values at auction. Additionally, vehicles to be sold at public auctions may be relocated in accordance with our goal to minimize oversupply at any given location and maximize sales proceeds.
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
During fiscal years 2024 and 2025, several countries, including Japan and Canada, enacted tax laws to adopt various aspects of the Organization for Economic Cooperation and Development (OECD) Global Anti-Base Erosion Model Rules (GloBE Rules). The GloBE Rules are designed to ensure large multinational enterprises (MNEs) pay a minimum level of tax (“Minimum Tax”) on income in each of the jurisdictions in which they operate. These rules generally apply to MNE groups with annual revenue of €750 million or more. We are within the scope of the GloBE Rules, effective as of April 1, 2024, as a result of our affiliation with HMC. On June 20, 2024, Canada, where our Canadian subsidiary HCFI is incorporated, enacted the Global Minimum Tax Act, implementing the Income Inclusion Rule and Qualified Domestic Minimum Top-up tax under the GloBE Rules, effective from April 1, 2024. Since HCFI is expected to have an effective tax rate that exceeds the 15% minimum rate, we have no related current tax expense associated with the Minimum Tax as of March 31, 2026. To date, the U.S., where we have the majority of our operations and conduct business, has not enacted laws to adopt the GloBE Rules. Based on guidance and analysis to date, we do not expect a material tax impact as a result of the GloBE Rules. We will continue to monitor legislative developments and changes in business for potential impacts of the GloBE Rules on future periods.
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
Employees
On March 31, 2026, we had 1,395 employees in the United States and 184 employees in Canada. We consider our employee relations to be satisfactory. We are not subject to any collective bargaining agreements with our employees.
Governmental Regulations
Our consumer financing and dealer financing operations are subject to regulation, supervision, and licensing under various United States, Canadian, state, provincial, and local statutes, ordinances and regulations. In recent years, regulators have increased their focus on the regulation of the financial services industry and consumer financing in particular. As a result, there have been and may continue to be proposals for laws and regulations that could increase the scope and nature of laws and regulations that are applicable to us. We actively monitor proposed changes to relevant legal and regulatory requirements in order to maintain our compliance. To date, the cost of our ongoing compliance efforts in our consumer financing and dealer financing operations has not had a material adverse effect on our results of operations, cash flows, or financial condition, although future compliance efforts may have such an effect.
United States
Our consumer financing operations in the United States are regulated under both federal and state laws, including consumer protection statutes and related regulations. Management believes that AHFC is in compliance in all material respects, with the applicable federal and state requirements.
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
•The Telephone Consumer Protection Act governs certain communication methods that may be used to contact consumers and among other things, prohibits the use of automated dialers to call cellular telephones without the consumer's consent.
•The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), including Title X (the Consumer Financial Protection Act or CFPA), among other things, created the Consumer Financial Protection Bureau (CFPB), an agency with broad rule-making examination and enforcement authority with respect to the laws and regulations that apply to consumer financial products and services.
•The Unfair, Deceptive, or Abusive Acts or Practices (UDAAP) standards under CFPA, primarily enforced by the CFPB, cover a broad range of activities, including advertising, sales practices, and product disclosures.
State Regulation
We are also subject to laws and regulations that vary among the states. A majority of states have enacted legislation establishing licensing requirements to conduct consumer financing activities. We are also periodically subject to state audits and inquiries, which monitor our compliance with consumer finance and other state regulations.
State rules and regulations generally include requirements as to the form and content of finance contracts and limitations on the maximum rate of consumer finance charges, including interest rate. In periods of high interest rates, interest rate limitations could have an adverse effect on our operations if we are unable to pass on increased costs to our customers or dealers. State rules and regulations also restrict collection practices and creditors’ rights regarding our consumer accounts.
In addition, many states are focusing on consumer privacy and data protection as areas warranting consumer protection. Some states have passed complex legislation dealing with consumer privacy and data protection, that impacts companies such as AHFC. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, established certain transparency requirements and creates certain data privacy rights for consumers, including limitations on our use of certain sensitive personal information and increased consumer control over the purposes for which their data is shared with third parties. California’s privacy regulations have also expanded business obligations in areas such as privacy‑policy disclosures and the processing of opt‑out preference signals. These laws and regulations also require us to maintain systems designed to protect the confidentiality of consumers’ nonpublic personal information. In addition, in some jurisdictions, these laws and regulations provide for civil penalties and, in certain circumstances, a private right of action for certain security breaches that could lead to consumer class actions and other litigation against the Company. Regulators have also emphasized, through supervisory materials and public statements, continued attention to practices relating to collections, repossession processes, credit‑reporting data accuracy, and ancillary products, which we monitor across states as part of our compliance program.
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
Our results of operations, cash flows, and financial condition are substantially dependent upon the sale of Honda and Acura products in the United States and Canada. Any prolonged reduction or suspension of HMC’s production or sales of Honda or Acura products in the United States or Canada resulting from a decline in demand, a change in consumer preferences, a decline in the actual or perceived quality, safety, or reliability of Honda and Acura products, shortages in key components or raw materials, supply chain issues or capacity constraints, including situations in which suppliers face financial distress, choose to exit certain lines of business, fail to comply with cost or specification requirements, or are unable to deliver due to tariff-driven instability, further narrowing HMC’s sourcing options, a reduction of incentive financing programs, volatility in fuel prices, sustained economic stagnation or the occurrence of a recession, a financial crisis, a work stoppage, governmental action, including a change in regulation (for example, recent rules adopted by the Environmental Protection Agency (EPA) and states such as California regarding vehicle emissions), trade policies, including changes in import fees or tariffs on raw materials or imported vehicles, human rights legislation, adverse publicity, a recall, a war, a use of force by foreign countries, a terrorist attack, a multinational conflict, a natural disaster including extreme weather-related disasters due to climate change, a pandemic, or similar events could have a substantially unfavorable effect on us.
The production and sale of HMC’s products will depend significantly on HMC’s ability to continue its capital expenditure and product development programs and to market its vehicles successfully. This ability is subject to several risks, including, but not limited to:
•any prolonged reduction or suspension of production or sales as discussed above;
•rapid changes in HMC’s industries, including advancement of technology and the introduction of new types of competitors who may possess various innovations;
•the ability of HMC to successfully implement its electrification strategy for motorcycle and automobile products and expand its range of electrified products, including risks that HMC may need to scale back or redeploy EV-related investments, that consumer adoption of electrified products may remain below expectations, and that changes in government incentives—such as the elimination of EV purchase tax credits—could alter the business rationale for electrified product offerings and affect the demand for vehicles we finance;
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
•increased fuel prices;
•inflationary pressures, including higher-than-anticipated inflation on vehicle affordability, rising insurance premiums, and their effects on consumers' ability to perform on their financing obligations;
•fluctuations in interest rates;
•changes in consumer confidence;
•changes in international trade policies, including tariffs;
•pandemics, epidemics, and other public health crises, and the impact of efforts to contain them;
•geopolitical conflicts, including the conflict in Iran, which have contributed to volatility in global energy markets, higher fuel and transportation costs; and
•the fiscal and monetary policies in the countries in which we operate.
Elevated levels of market disruption and volatility could adversely affect our ability to access the global capital markets in a similar manner and at a similar cost as we have had in the past. These market conditions could also have an adverse effect on our results of operations, cash flows, and financial condition by diminishing the value of our financial assets. If, as a result, we increase the rates we charge to our customers and dealers, our competitive position could be negatively affected.
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
The financial services industry in the United States and Canada is highly competitive. We compete with national and regional commercial banks, credit unions, savings and loan associations, finance companies, and other captive finance companies that provide consumer financing for new and used Honda and Acura products. Additionally, Canadian banks and credit unions are strong competitors in the automobile consumer financing business and also provide inventory financing for Honda and Acura dealers. Commercial banks, finance companies, and captive finance companies of other manufacturers also provide wholesale flooring financing for Honda and Acura dealers. Our primary competition in the wholesale motorcycle, power equipment, and marine engine financing business tends to be local banks and specialty finance firms that are familiar with the particular characteristics of these businesses. Changes in the financial services industry resulting from technological innovations and changes in consumer preferences in how they seek and obtain financing may also result in increased competition. Our ability to maintain and expand our market share is contingent upon, among other things, us offering competitive pricing, the quality of credit accepted, the flexibility of loan terms offered, the quality of service provided to dealers and customers and strong dealer relationships. Our inability to compete successfully, as well as increases in competitive pressures, could have an adverse impact on our contract volume, market share, revenues, and margins and have a material adverse effect on us.
We are exposed to residual value risk on the vehicles we lease.
Customers of leased vehicles typically have an option to return the vehicle to the dealer at the end of the lease term or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market-based price. Returned lease vehicles that are not purchased by the grounding dealer are sold through online and physical auctions. Residual value risk is the risk that the contractual residual value determined at lease inception will not be recoverable at the end of the lease term. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to us. As a result, we are exposed to risk of loss on the disposition of leased vehicles to the extent that sales proceeds are not sufficient to cover the carrying value of the leased asset at termination. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, adverse economic conditions, preferences for particular types of vehicles, new vehicle pricing, new vehicle incentive financing programs, new vehicle sales, the actual or perceived quality, safety, or reliability of vehicles, recalls, future plans for new Honda and Acura product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices. Industry-wide declines in used battery electric vehicle (BEV) prices have resulted in impairment losses on our portfolio of BEV leases and may continue to negatively affect the residual values of vehicles currently under lease. Adoption rates for BEVs may remain subdued, and any reduction or elimination of government incentives—whether on the supply or demand side—could place additional downward pressure on used BEV values and increase the risk of further impairment. See “Financial Risks Relating to Business—We are subject to consumer and dealer credit risk, which could adversely impact our results of operations, cash flows, and financial condition” below.
Vehicle recalls and other announcements may impact our business.
From time to time, AHM and/or HCI may recall, suspend sales and production of, or initiate market actions on certain Honda or Acura products to address performance, customer satisfaction, compliance, or safety-related issues. Because our business is substantially dependent upon the sale of Honda and Acura products such actions may negatively impact our business. A decrease in the level of vehicle sales would negatively impact our financing volume. Additionally, recalls may affect the demand for used, recalled vehicles, or impact our timely disposal of repossessed and returned lease vehicles, which may affect the sales proceeds of those vehicles. For example, during fiscal years 2016 and 2017, we experienced delays in the disposition of returned lease vehicles due to a recall of certain Honda and Acura vehicles. The delays in disposition resulted in the recognition of impairment losses, additional depreciation expense, and lower gains on the disposition of lease vehicles due to the negative impact on the sales proceeds of the affected vehicles.
Adverse economic conditions or changes in laws in states or provinces in which we have customer concentrations may negatively affect our results of operations, cash flows, and financial condition.
We are exposed to geographic concentration risk in our consumer financing operations. Factors adversely affecting the economy and applicable laws in various states or provinces where we have concentration risk, such as California, Florida, New York, and Texas, could have an adverse effect on our results of operations, cash flows, and financial condition.

The U.S. Government implemented and proposed a range of new tariffs applicable to the automotive industry. Such tariffs, and similar tariffs imposed by other governments, could have a material adverse effect on our financial condition and results of operations.
The U.S. Government has implemented and proposed a range of new tariffs, including some tariffs specifically related to the automotive industry. Import tariffs charged by other governments in countries where HMC does business may also change. Based on the ultimate scope, nature, extent, and duration of any tariffs implemented, HMC may take various mitigating actions, such as making changes to its global production plans. Tariffs have caused and could continue to cause supply chain disruptions globally, potentially resulting in increased production costs, the inability to receive certain critical parts, increased vehicle prices, reduced incentives, and/or lost vehicle production volumes. The unprecedented pace and scope of trade policy changes in the United States and foreign governments' reactions limit HMC’s ability to conduct effective long-term planning and make capital allocation decisions, which could in turn adversely affect our financing volumes and portfolio performance. Any extended reduction of HMC’s production or sale of vehicles could have an adverse effect on our business.
The broader economic effects of tariffs and trade tensions are also uncertain. Tariffs may contribute to higher inflation, slower economic growth, or recessionary conditions in the U.S. and Canada. These macroeconomic impacts could weaken the financial health of our borrowers, resulting in higher delinquencies, defaults, and credit losses.
Financial Risks Relating To Our Business
Our results of operations, cash flows, and financial condition may be adversely affected because of currency risk.
Currency risk or exchange rate risk refers to potential changes of value of financial assets, including Canadian dollar denominated finance receivables, foreign currency-denominated debt or derivatives used to manage exposure of foreign currency-denominated debt in response to fluctuations in exchange rates of various currencies. Changes in exchange rates can have adverse effects on our results of operations, cash flows, and financial condition.
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
We depend on a significant amount of capital funding to operate our business. Our funding strategies utilize diverse sources to fund our operations, including the issuance of commercial paper, medium term notes, asset-backed securities, bank loans and borrowings from AHM and HCI, as needed.
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
Credit rating agencies that rate the credit of HMC and its affiliates, including AHFC, may qualify, alter, or terminate their ratings at any time. For example, Fitch Ratings downgraded and assigned a negative outlook on the credit ratings of Honda Motor Co., Ltd. and AHFC on March 31, 2026 and April 2, 2026, respectively. Additionally, S&P Global Ratings downgraded the credit rating of Honda Motor Co., Ltd., on March 19, 2026, and assigned a stable outlook. Global economic conditions and other geopolitical factors may directly or indirectly affect such ratings. Any downgrade in the sovereign credit ratings of the United States, Japan, or Canada may directly or indirectly have a negative effect on the ratings of HMC and AHFC. Downgrades, the change to a negative outlook, or placement on review for possible downgrades of such ratings have resulted and could continue to result in an increase in our borrowing costs and could reduce our access to global debt capital markets. These factors would have a negative impact on our business, including our competitive position, results of operations, cash flows and financial condition.

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
If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve, and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit or that we would be able to: (i) access our existing cash, cash equivalents, and investments; (ii) maintain any required letters of credit or other credit support arrangements; or (iii) adequately fund our business for a prolonged period of time or at all. Any of these events could have a material adverse effect on our results of operations, cash flows or financial condition. In addition, if any parties with which we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to continue to fund their business and perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our results of operations, cash flows and financial condition.
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
Our operations are subject to regulation, supervision, and licensing under various United States, Canadian, state, provincial, and local statutes, ordinances, and regulations. A failure to comply with applicable regulatory, supervisory, or licensing requirements may adversely affect our business, results of operations, cash flows, and financial condition. Due to events in the global financial markets, regulators have increased their focus on the regulation of the financial services industry. As a result, there have been and may continue to be proposals for laws and regulations that could increase the scope and nature of laws and regulations that are currently applicable to us. Changes to laws or regulations enacted to address the potential impacts of climate change, such as vehicle emissions standards adopted by the EPA and states such as California, and, in 2025, federal legislation, which is currently subject to challenge, eliminated the authority of California and other states to implement and enforce most of their emissions standards and zero-emission vehicle sales requirements, may adversely impact the automobile industry in particular as a result of efforts to mitigate the factors contributing to climate change. The volatility in government regulations regarding emissions and vehicle technology requirements challenges HMC's ability to develop long-term compliance and product plans, which could in turn affect the mix and volume of vehicles available for our financing programs. Any change in such laws and regulations, whether in the form of new or amended laws or regulations, regulatory policies, supervisory action, or the application of any of the above, may adversely affect our business, results of operations, cash flows, and financial condition by increasing our costs to comply with the new laws, prohibiting or limiting the amount of certain revenues we currently receive, or constraining certain collection or collateral recovery actions which are currently available to us. We are also subject to tax laws under various jurisdictions and changes in, or our application of, tax laws may result in additional tax exposure.
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
A security breach or cyber-attack of our systems could interrupt, damage or harm our operations or result in the slow performance or unavailability of our information systems for some customers. We collect, analyze and retain certain types of personally identifiable and other information pertaining to our customers and employees through internal and third-party information technology systems. We also store confidential business, employee and technical information. A security breach or cyber-attack of these systems, including those caused by physical or electronic break-ins, computer virus, malware, attacks by hackers or foreign governments, ransomware attacks, disruptions from authorized access and tampering (including through social engineering such as phishing attacks) and similar breaches, could expose us to a risk of loss of this information, regulatory scrutiny, claims for damages, penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on current and future business with current and potential customers. Information security risks have increased recently because of new technologies (including artificial intelligence), the use of the internet and telecommunications technologies (including mobile devices and in-vehicle systems) to conduct financial and other business transactions, state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflicts in Ukraine, Gaza, and Iran, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. In some cases, it may be difficult to anticipate or immediately detect security breaches and the damage they cause. Furthermore, the rapid evolution and growing use of artificial intelligence technologies may heighten cybersecurity risks by enabling more sophisticated attacks, accelerating the identification of vulnerabilities, and creating new avenues for social engineering. In addition, outages, security breaches, misconfigurations, or data loss involving third‑party networks or cloud‑based systems on which we rely could similarly compromise our systems, disrupt operations, or expose personally identifiable information. Evolving public policy on data privacy and artificial intelligence may also increase compliance costs, require changes to our data practices, or reduce consumers’ willingness to engage with digital service.
We may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. It is also possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. The occurrence of any of these events could have a material adverse effect on our business. For example, in June 2020, HMC and its subsidiaries, including AHFC and HCFI, experienced a cyber-attack. As a result, certain business operations were temporarily suspended but have since resumed. No damages to customers or other third parties, such as leaks of information, were confirmed. While countermeasures have been taken to minimize the impacts of the attack and prevent similar or additional attacks, there may be undetected impacts of the attack, and the countermeasures may not be sufficient to prevent similar or additional attacks.

We are subject to various privacy, data protection and information security laws, including requirements concerning security breach notification. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, among others, imposes stringent data protection requirements and provides significant penalties for noncompliance. Compliance with current and future privacy, data protection and information security laws affecting customer or employee data to which we are subject could result in higher compliance and technology costs. Our failure or perceived failure, even if unfounded, to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, damage to our reputation and could materially and adversely affect our profitability. See "Item 1C. Cybersecurity"
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
HMC and its consolidated subsidiaries, including AHFC and HCFI, (Honda), have established an enterprise-wide cybersecurity risk management framework and related processes that integrate both product security (the security of Honda’s products, including automobiles, motorcycles, and power products) and IT security (the security of the IT infrastructure that supports Honda’s business operations and various services, including connected vehicle services), designed to proactively minimize adverse impacts on Honda’s business operations, results of operations, and brand reputation arising from cybersecurity incidents. These frameworks and processes are based on internationally recognized standards such as ISO/IEC 27001 and are intended to provide a robust operating structure that bridges product development, production, market services, quality assurance, and IT functions.
To protect its information systems, proprietary intellectual property, and sensitive customer data, Honda has implemented multi-layered security measures and technical controls across both hardware and software environments.
With respect to cybersecurity-related laws, Honda continuously monitors regulatory trends and legislative developments across jurisdictions. Honda has also developed internal policies and procedures based on such laws and regulations, established detailed incident response playbooks, and continuously verifies and strengthens its defense mechanisms through internal cybersecurity exercises, as well as penetration testing conducted by external experts. Data security incident response plans have been established at AHFC and HCFI that guide the analytical processes, response phases, and procedures to follow during a data security incident of personally identifiable information. Furthermore, recognizing the importance of collective defense, Honda actively participates in cross-industry threat intelligence sharing networks, including the Automotive Information Sharing and Analysis Center and the Japan Computer Security Incident Response Team Association, to proactively detect, analyze, and mitigate emerging cybersecurity threats, zero-day vulnerabilities, and malicious activities targeting automobiles and corporate IT infrastructure.
Honda has also implemented solutions designed to enable the detection and isolation of compromised networks and endpoints in order to protect its IT infrastructure. To further strengthen these defense activities, Honda has entered into strategic outsourcing arrangements with external security consulting firms and cybersecurity experts to receive ongoing operational support.
Honda’s third-party risk management process requires risk-based assessments prior to the introduction and deployment of third-party packaged software and cloud computing services. High-risk vendors and critical suppliers are subject to stringent cybersecurity evaluations.
In the event of a material security incident or cyberattack that could have a significant impact on Honda’s business operations, Honda promptly establishes a Global Crisis Management Headquarters under the direct supervision and monitoring of Honda’s Risk Management Officer. The supervisory divisions responsible for cybersecurity risks play a central role from an enterprise-wide perspective in rapidly identifying operational impacts, containing threats, and implementing decisive mitigation measures in order to minimize business disruption and facilitate prompt recovery. These comprehensive cybersecurity processes are integrated into Honda’s enterprise-wide risk management system and are discussed in further detail in the “Governance” section below.
Honda, including AHFC and HCFI, have been the target of cyberattacks in the past; however, for the past three fiscal years, no risks arising from cybersecurity threats have been identified that have materially affected, or are reasonably likely to materially affect us including our business strategy, results of operations, or financial condition.
Governance
Based on a resolution of Honda’s Board of Directors, Honda has appointed a Senior Managing Executive Officer, who also serves as Head of the Automobile Business Operations as Honda’s Risk Management Officer. Honda’s Risk Management Officer monitors and supervises the management of significant risks, including cybersecurity risks.
Honda has established a Risk Management Committee, chaired by Honda’s Risk Management Officer and also including one Managing Executive Officer and one Executive Officer, to deliberate on important matters related to risk management, including cybersecurity risks. Honda has also established the Honda Global Risk Management Policy, which sets forth the basic principles of risk management, the collection of risk-related information, and response frameworks in the event risks materialize.
In accordance with the Honda Global Risk Management Policy, Honda has designated supervisory divisions responsible for cybersecurity risk, which conduct risk assessments and report the status of cybersecurity risk mitigation efforts to Honda’s Risk Management Officer through the Risk Management Committee on a regular basis (twice annually). These divisions comprise personnel with expertise and practical experience in information technology operations, enterprise security architecture, systems auditing, and automotive product security.
Honda’s Risk Management Officer possesses broad knowledge and experience in enterprise risk management and, supported by specialized technical expertise and periodic reporting from the cybersecurity supervisory divisions, effectively monitors, evaluates, and oversees Honda’s management of evolving cybersecurity threats. The status of such oversight is reported regularly to the Audit Committee (twice annually) and to Honda’s Board of Directors and Executive Council (once annually).
In the event of a material cybersecurity incident, the cybersecurity supervisory divisions promptly report the occurrence and initial impact assessment to Honda’s Risk Management Officer through the Risk Management Committee. Upon receiving such a report, Honda’s Risk Management Officer establishes a Global Crisis Management Headquarters, which coordinates with affected organizations to prevent escalation and bring the incident under control. The status of response efforts is promptly escalated and reported to Honda’s Board of Directors, Executive Council, and Audit Committee based on the judgment of the Risk Management Officer. The Executive Council reviews and discusses the Risk Management Committee reports and provides general guidance on the cybersecurity related activities as necessary. Honda’s Audit Committee independently reports its findings related to cybersecurity risks as part of its overall report on Honda's internal control systems. Honda’s Board of Directors monitors and reviews these reports in connection with its overall assessments of Honda's enterprise-wide risks.
The North American Regional Risk Management Officer and Risk Management Officers of local companies in North America receive technical support from the Global Information Security (GIS) division of AHM when applying the procedures under the Honda Global Risk Management Policy at the regional and local company levels. The GIS division is led by the Chief Information Security Officer. The North American Cybersecurity Steering Committee (NACSC) is responsible for the oversight and monitoring of all North American cybersecurity activities including providing immediate direction and decision-making when threats or incidences of high severity occur. Roles supporting the NACSC include the North American Risk Management Officer who is the chair of the committee, the Chief Information Security Officer, and senior leaders representing various key business functions.
AHFC’s and HCFI’s Company Operating Committees advise and support each company’s President on company operations and other matters of corporate importance which includes, among other things, matters regarding cybersecurity. AHFC’s Confidentiality Committee also has the role of safeguarding personally identifiable information of our customers and associates from data security breaches. Members of AHFC’s Confidentiality Committee include AHFC’s Risk Management Officer, the Chief Information Security Officer, and members from various areas throughout AHFC.

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
References in this report to our “fiscal year 2026”, “fiscal year 2025” and “fiscal year 2024” refer to our fiscal years ended March 31, 2026, 2025 and 2024, respectively.

Recent Developments
HMC Reassessment of Automobile Electrification Strategy
On March 12, 2026, HMC filed a Report on Form 6-K with the SEC disclosing a Notice Concerning Recording of Losses Associated with the Reassessment of Automobile Electrification Strategy and Revision on Forecast for Consolidated Financial Results for the Fiscal Year Ending March 31, 2026. Among other things, the notice disclosed that HMC resolved to cancel the market launches and development of certain electric vehicle models that had been planned for production in North America.
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
Operating Environment Overview
Despite a decline in total consumer financing acquisition volumes and consumer financing penetration rates in the United States, acquisition volumes benefited from strong new automobile sales volumes, resulting in continued growth in our financing assets during fiscal year 2026.
The trend in delinquencies and charge-offs continued to increase as the negative effects of higher monthly loan and lease payments caused by higher transaction prices, inflationary pressures, rising insurance premiums, and other factors are affecting consumers’ ability to perform on their obligations. The conflict involving Iran has added further macroeconomic uncertainty, primarily through volatility in global energy markets and increased geopolitical risk. These conditions have contributed to higher fuel and transportation costs and renewed inflationary pressures, which may affect vehicle affordability, consumer demand, and credit performance.
Leased vehicle values for our maturing leases remained strong during fiscal year 2026 with return rates remaining near historically low levels. However, significant declines in used BEV prices across the industry, driven by rapid technological change, shifting consumer incentives, and uncertainty regarding long-term battery performance and charging infrastructure, have created additional volatility in BEV residual values. As a result, we reduced the estimated residual values for our portfolio of BEV leases which are scheduled to begin maturing in fiscal year 2027, resulting in impairment losses. Ongoing uncertainty in the EV market—including fluctuating federal and state incentive programs, evolving regulatory requirements, and competitive pricing pressures—may continue to affect future lease profitability, consumer demand, and residual value performance.
There remains significant uncertainty surrounding tariffs and trade policies amid the revisions to and suspension of tariffs by the Trump Administration and the various retaliatory measures taken or threatened by foreign countries. On July 4, 2025, the OBBBA was enacted into law. See Note 7—Income Taxes of Notes to Consolidated Financial Statements for more information.

Segment Results—Comparison of Fiscal Years Ended March 31, 2026 and 2025
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Total Segments
	Years ended March 31,		Difference		Years ended March 31,		Difference		Years ended March 31,
	2026	2025	Amount	%	2026	2025	Amount	%	2026	2025

	(U.S. dollars in millions)
Revenues:
Retail	$2,787	$2,474	$313	13%	$321	$274	$47	17%	$3,108	$2,748
Dealer	257	268	(11)	(4)%	18	23	(5)	(22)%	275	291
Operating leases	6,418	5,634	784	14%	806	816	(10)	(1)%	7,224	6,450
Total revenues	9,462	8,376	1,086	13%	1,145	1,113	32	3%	10,607	9,489
Leased vehicle expenses	4,504	3,783	721	19%	575	607	(32)	(5)%	5,079	4,390
Interest expense	2,522	2,209	313	14%	215	236	(21)	(9)%	2,737	2,445
Realized (gains)/losses on derivatives and foreign currency debt	298	141	157	111%	28	(12)	40	n/m	326	129
Net revenues	2,138	2,243	(105)	(5)%	327	282	45	16%	2,465	2,525
Other income, net	152	141	11	8%	22	18	4	22%	174	159
Total net revenues	2,290	2,384	(94)	(4)%	349	300	49	16%	2,639	2,684
Expenses:
General and administrative expenses	614	542	72	13%	57	55	2	4%	671	597
Provision for credit losses	351	293	58	20%	26	13	13	100%	377	306
Early termination loss on operating leases	294	135	159	118%	5	1	4	n/m	299	136
Income before income taxes and valuation adjustments	$1,031	$1,414	$(383)	(27)%	$261	$231	$30	13%	$1,292	$1,645
_______________________
n/m = not meaningful

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Years ended March 31,		Difference		Years ended March 31,		Difference
	2026	2025	Amount	%	2026	2025	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$44,893	$41,952	$2,941	7%	$5,057	$4,584	$473	10%
Average outstanding units	2,272	2,201	71	3%	297	286	11	4%
Effective yield	6.2%	5.9%			6.3%	6.0%

Dealer loans:
Average outstanding balance	$4,180	$3,894	$286	7%	$372	$372	$—	—%
Effective yield	6.1%	6.9%			4.9%	6.2%

Operating leases:
Average outstanding balance	$28,582	$25,325	$3,257	13%	$3,434	$3,421	$13	—%
Average outstanding units	943	860	83	10%	148	164	(16)	(10)%
Average monthly rental income(2)	$567	$546	$21	4%	$453	$414	$39	9%
Average monthly depreciation(2),(3)	$382	$374	$8	2%	$332	$314	$18	6%

Debt:
Average outstanding balance	$58,846	$50,399	$8,447	17%	$6,113	$5,600	$513	9%
Effective interest rate	4.3%	4.4%			3.5%	4.2%
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
Leased vehicle expenses
Leased vehicle expenses increased due to higher average outstanding units, higher average depreciation expense per unit and the impairment losses of $226 million on operating leases due to declines in estimated residual values of leased BEVs.
Interest expense
Interest expense increased due to higher average outstanding debt balances which was partially offset by lower average interest rates. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivatives and foreign currency debt
Net realized losses during fiscal year 2026 consisted of losses on pay-float interest rate swaps of $190 million and losses on cross-currency interest rate swaps of $247 million, which were partially offset by gains on pay-fixed interest rate swaps of $139 million.

General and administrative expenses
General and administrative expenses increased primarily due to accruals recognized during the second quarter of fiscal year 2026 for a legal action related to the financing of add-on products. See Note 9—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements.
Provision for credit losses
Provision for credit losses increased primarily due to the larger increase in our estimate of expected credit losses on our retail loans reflecting the increasing trend of delinquencies and net charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to increases in realized losses and the larger increase to our estimate of early termination losses as a result of higher loss severities. See — “Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans increased due to higher average outstanding balances and higher yields.
–Revenue from dealer loans decreased due to lower yields.
–Operating lease revenue decreased primarily due to lower average outstanding units.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units.
Interest expense
Interest expense decreased due to lower average interest rates which were partially offset by higher average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivative instruments
Net realized losses during fiscal year 2026 were attributable to realized losses on pay-fixed interest rate swaps of $24 million and realized losses on pay-float interest rate swaps of $4 million.
Provision for credit losses
Provision for credit losses increased primarily due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to increases in realized losses and the larger increase to our estimate of early termination losses. See “—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 18.5% for fiscal year 2026 and 26.0% for fiscal year 2025. The decrease in the effective tax rate for fiscal year 2026 was primarily attributable to tax benefits recognized upon release of tax reserves due to the expiration of statutes of limitations and a decrease in state taxes due to a change in estimated state tax rate, partially offset by non-deductible permanent items. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements.

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Years ended March 31,
	2026		2025		2024
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	549	328	582	417	557	342
Used automobile	121	37	135	35	156	38
Motorcycle and other	75	28	86	31	78	18
Total retail loans	745	393	803	483	791	398
Leases	372	308	437	423	366	333

Canada Segment
Retail loans	83	44	91	53	86	14
Leases	46	41	47	42	42	16

Consolidated
Retail loans	828	437	894	536	877	412
Leases	418	349	484	465	408	349
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

Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Years ended March 31,
	2026	2025	2024
United States Segment
New automobile	65%	71%	68%
Motorcycle	40%	43%	36%

Canada Segment
New automobile	69%	75%	68%
Motorcycle	31%	33%	23%

Consolidated
New automobile	65%	71%	68%
Motorcycle	39%	42%	35%
Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	March 31,			March 31,
	2026	2025	2024	2026	2025	2024

	(U.S. dollars in millions)			(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	$35,852	$34,738	$30,591	1,640	1,658	1,509
Used automobile	7,396	7,404	6,931	401	410	394
Motorcycle and other	1,451	1,412	1,245	204	205	189
Total retail loans	$44,699	$43,554	$38,767	2,245	2,273	2,092
Investment in operating leases	$28,961	$27,316	$23,805	969	899	853

Securitized retail loans (2)	$15,535	$12,350	$9,210	924	768	606

Canada Segment
Retail loans	$4,950	$4,627	$4,429	292	293	279
Investment in operating leases	$3,355	$3,280	$3,573	140	155	175

Securitized retail loans (2)	$614	$619	$586	55	56	45

Consolidated
Retail loans	$49,649	$48,181	$43,196	2,537	2,566	2,371
Investment in operating leases	$32,316	$30,596	$27,378	1,109	1,054	1,028

Securitized retail loans (2)	$16,149	$12,969	$9,796	979	824	651

_______________________
(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and investments in operating leases represent the portion of total managed assets that have been sold in securitization transactions but continue to be recognized on our balance sheet.
In the United States segment, retail loan acquisition volumes decreased by 7% and lease acquisition volumes decreased by 15% during fiscal year 2026 compared to fiscal year 2025 primarily due to the decrease in sponsored program volumes. The decline in the penetration rate was attributable to increased competition from other financial institutions and the allocation of incentive support. Despite the decline in consumer financing penetration rates, acquisition volumes benefited from strong non-sponsored new automobile sales volumes during fiscal year 2026.
In the Canada segment, retail loan acquisition volumes decreased by 9% and lease acquisition volumes decreased by 2% during fiscal year 2026 compared to the same period in fiscal year 2025 primarily due to the decrease in sponsored program volumes.
Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	March 31,
	2026	2025	2024
United States Segment
Automobile	30%	29%	28%
Motorcycle	97%	98%	98%
Other	16%	17%	18%

Canada Segment
Automobile	28%	29%	28%
Motorcycle	97%	95%	95%
Other	96%	94%	93%

Consolidated
Automobile	29%	29%	28%
Motorcycle	97%	98%	97%
Other	19%	20%	21%

Wholesale Flooring Financing Percentage of Sales
The following table summarizes the percentage of AHM unit sales in the United States and/or HCI unit sales in Canada, as applicable, that we financed through wholesale flooring loans with dealerships:

	Years ended March 31,
	2026	2025	2024
United States Segment
Automobile	22%	22%	22%
Motorcycle	98%	98%	98%
Other	7%	8%	7%

Canada Segment
Automobile	24%	24%	24%
Motorcycle	90%	89%	90%
Other	96%	96%	97%

Consolidated
Automobile	22%	22%	22%
Motorcycle	98%	97%	97%
Other	14%	14%	14%
Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	March 31,			March 31,
	2026	2025	2024	2026	2025	2024

	(U.S. dollars in millions)			(Wholesale Flooring Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,077	$2,057	$1,826	61	60	56
Motorcycle	640	555	549	71	62	66
Other	28	32	44	16	19	29
Total wholesale flooring loans	$2,745	$2,644	$2,419	148	141	151
Commercial loans	$1,521	$1,295	$1,233

Canada Segment
Wholesale flooring loans	$389	$359	$365	38	42	48
Commercial loans	$39	$37	$35

Consolidated
Wholesale flooring loans	$3,134	$3,003	$2,784	186	183	199
Commercial loans	$1,560	$1,332	$1,268
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
The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment			Canada Segment			Consolidated
	As of or for the years ended March 31,
	2026	2025	2024	2026	2025	2024	2026	2025	2024

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$385	$340	$242	$11	$13	$11	$396	$353	$253
Provision for credit losses	351	293	290	26	13	11	377	306	301
Charge-offs, net of recoveries	(320)	(248)	(192)	(17)	(14)	(9)	(337)	(262)	(201)
Effect of translation adjustment	—	—	—	—	(1)	—	—	(1)	—
Allowance for credit losses at end of period	$416	$385	$340	$20	$11	$13	$436	$396	$353

Charge-offs as a percentage of average receivable balance (1)	0.65%	0.54%	0.50%	0.33%	0.28%	0.19%	0.62%	0.52%	0.47%
Allowance as a percentage of ending receivable balance (1)	0.84%	0.80%	0.79%	0.40%	0.26%	0.30%	0.79%	0.75%	0.74%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$161	$144	$117	$7	$7	$6	$168	$151	$123
As a percentage of ending receivable balance (1),(2)	0.32%	0.30%	0.27%	0.14%	0.15%	0.12%	0.31%	0.29%	0.26%

Operating leases:
Early termination loss on operating leases	$294	$135	$98	$5	$1	$2	$299	$136	$100
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
In the United States segment, we recognized a provision for credit losses on our finance receivables of $351 million and $293 million during fiscal year 2026 and 2025, respectively. The increase in the provision for credit losses was due to the larger increase to our estimate of expected credit losses on our retail loans reflecting the increasing trend of delinquencies and net charge-offs. The increase in net charge-offs primarily was due to an increase in the frequency of defaults as higher transaction prices, inflationary pressures, rising insurance premiums, and other factors are affecting consumers' ability to perform on their obligations. We recognized early termination losses on operating leases of $294 million and $135 million during fiscal year 2026 and 2025, respectively. Early termination losses on operating leases increased due to the increases in realized losses, and the larger increase to our estimate of early termination losses. Higher operating lease delinquencies and loss severities contributed to the increase in our estimate of early termination losses.
In the Canada segment, we recognized a provision for credit losses on our finance receivables of $26 million and $13 million during fiscal year 2026 and 2025, respectively. Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. We recognized early termination losses on operating leases of $5 million and $1 million during fiscal year 2026 and 2025, respectively. Early termination losses on operating leases increased due to increases in realized losses and the larger increase to our estimate of early termination losses.

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

Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Changes to estimated end of term residual values are recognized prospectively as adjustments to depreciation expense on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured as to the amounts by which carrying amounts exceed their fair values. Significant declines in the demand for BEVs and used BEV prices across the industry indicated the carrying amounts of our operating leases of BEVs may not be recoverable. Revisions to the estimated residual values of leased BEVs resulted in the recognition of impairment losses totaling $226 million in the United States segment during the fourth quarter of the fiscal year ended March 31, 2026. No impairment losses due to declines in estimated residual values were recognized during the fiscal years ended March 31, 2025 and 2024. Additional information regarding lease residual values is provided in the discussion of “—Critical Accounting Estimates—Estimated End of Term Residual Values” below.
The following table summarizes our number of lease terminations and the method of disposition:

	Years ended March 31,
	2026	2025	2024

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	272	366	448
Sales through auctions and dealer direct programs (3)	7	12	3
Total termination units	279	378	451

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	61	66	74
Sales through auctions and dealer direct programs (3)	—	—	—
Total termination units	61	66	74

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	333	432	522
Sales through auctions and dealer direct programs (3)	7	12	3
Total termination units	340	444	525
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
The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of March 31, 2026, 2025 and 2024 includes foreign currency-denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of March 31, 2026, 2025 and 2024, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on March 31, 2026. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

				Weighted average contractual interest rate (1)
	March 31,			March 31,
	2026	2025	2024	2026	2025	2024

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$2,259	$4,836	$4,499	3.99%	4.64%	5.71%
Related party debt	—	1,800	—	—%	4.59%	—%
Bank loans	1,000	1,250	900	4.48%	5.15%	6.21%
Public MTN Program	40,726	37,153	31,151	3.91%	4.02%	3.58%
Total unsecured debt	43,985	45,039	36,550
Secured debt	14,783	11,816	8,813	4.38%	4.81%	4.48%
Total debt	$58,768	$56,855	$45,363

Canada Segment
Unsecured debt:
Commercial paper	$670	$1,186	$794	2.49%	3.20%	5.20%
Bank loans	1,382	850	904	3.19%	3.70%	5.89%
Other debt	3,407	3,088	3,318	3.74%	3.53%	3.59%
Total unsecured debt	5,459	5,124	5,016
Secured debt	561	568	538	3.12%	3.88%	5.91%
Total debt	$6,020	$5,692	$5,554

Consolidated
Unsecured debt:
Commercial paper	$2,929	$6,022	$5,293	3.64%	4.36%	5.64%
Related party debt	—	1,800	—	—%	4.59%	—%
Bank loans	2,382	2,100	1,804	3.73%	4.56%	6.05%
Public MTN Program	40,726	37,153	31,151	3.91%	4.02%	3.58%
Other debt	3,407	3,088	3,318	3.74%	3.53%	3.59%
Total unsecured debt	49,444	50,163	41,566
Secured debt	15,344	12,384	9,351	4.33%	4.77%	4.56%
Total debt	$64,788	$62,547	$50,917
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.
Commercial Paper
As of March 31, 2026, we had commercial paper programs in the United States of $8.5 billion and in Canada of C$2.5 billion ($1.8 billion). Interest rates on the commercial paper are fixed at the time of issuance. During fiscal year 2026, consolidated commercial paper month-end outstanding principal balances ranged from $2.9 billion to $7.3 billion.
Related Party Debt
From time to time, AHFC issues fixed rate debt to AHM to fund AHFC's general corporate operations. Interest rates are based on prevailing rates of debt with comparable terms. Generally, the term of related party debt is less than 120 days.

Bank Loans
During fiscal year 2026, AHFC entered into loan agreements totaling $1.0 billion and HCFI entered into loan agreements totaling C$1.1 billion ($792 million). As of March 31, 2026, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $108 million to $500 million. As of March 31, 2026, the remaining maturities of all bank loans outstanding ranged from 150 days to approximately 5.0 years. The weighted average remaining maturities of all bank loans was 2.5 years as of March 31, 2026.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of March 31, 2026, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
Public Medium-Term Note (MTN) Program (the Public MTN Program)
AHFC is a well-known seasoned issuer under SEC rules and issues MTNs pursuant to a registration statement on Form S-3 filed with the SEC. In August 2025, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue up to $45.0 billion aggregate principal amount of MTNs, which includes the issuance of foreign currency-denominated notes into international markets. The aggregate principal amount of MTNs offered under this program may be increased from time to time.
MTNs may have original maturities of 9 months or more from the date of issue, may be interest bearing with either fixed or floating interest rates, or may be discounted notes. During fiscal year 2026, AHFC issued notes totaling $12.5 billion. The weighted average remaining maturities of all MTNs was 2.5 years as of March 31, 2026.
MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of March 31, 2026, management believes that AHFC was in compliance with all covenants under the indenture.
The table below presents a summary of outstanding debt issued under our MTN Program by currency:

	March 31,
	2026	2025	2024

	(U.S. dollars in millions)
U.S. dollar	$29,715	$29,196	$25,673
Euro	8,703	6,090	3,656
Sterling	2,308	1,867	1,822
Total	$40,726	$37,153	$31,151
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During fiscal year 2026, HCFI issued notes totaling C$1.6 billion ($1.1 billion). As of March 31, 2026, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 90 days to approximately 4.9 years. The weighted average remaining maturities of these notes was 2.8 years as of March 31, 2026.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of March 31, 2026, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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
During fiscal year 2026, we issued secured debt through asset-backed securitizations totaling $11.6 billion, which were secured by assets with an initial balance of $12.6 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains an $8.5 billion syndicated bank credit facility that includes a $2.8 billion 364-day credit agreement, which expires on February 19, 2027, a $2.8 billion credit agreement, which expires on February 20, 2029, and a $2.8 billion credit agreement, which expires on February 20, 2031. As of March 31, 2026, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.4 billion) syndicated bank credit facility that includes a C$1.0 billion ($719 million) credit agreement, which expires on March 25, 2027, and a C$1.0 billion ($719 million) credit agreement, which expires on March 25, 2029. As of March 31, 2026, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace these credit agreements prior to or on the expiration dates.

These credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. These credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. The credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, each of the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of March 31, 2026, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. These credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of March 31, 2026, no amounts were drawn upon under these credit agreements. These credit agreements expire in September 2026. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
Keep Well Agreements
HMC has entered into separate Keep Well Agreements with AHFC and HCFI. For additional information, refer to “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and AHFC Keep Well Agreement” and “Part I, Item 1. Business—Relationships with HMC and Affiliates—HMC and HCFI Keep Well Agreement.”
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $97 million, $83 million and $67 million during fiscal years 2026, 2025 and 2024, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of March 31, 2026, AHFC and its consolidated subsidiaries had $73.5 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $22.6 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.
Material Cash Requirements
The following table summarizes our material cash requirements from contractual obligations, excluding lending commitments to dealers and derivative obligations, by fiscal year payment period, as of March 31, 2026:

	Payments due by period
	Total	2027	2028	2029	2030	2031	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$49,548	$15,984	$10,909	$8,579	$2,130	$5,289	$6,657
Secured debt obligations (1)	15,367	8,013	4,911	2,172	271	—	—
Interest payments on debt (2)	6,151	2,152	1,439	932	589	480	559
Total	$71,066	$26,149	$17,259	$11,683	$2,990	$5,769	$7,216
_______________________
(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Projected repayment schedule of secured debt reflects payment performance assumptions on underlying assets. Foreign currency-denominated debt principal is based on exchange rates as of March 31, 2026.
(2)Interest payments on floating rate and foreign currency-denominated debt based on the applicable floating rates and/or exchange rates as of March 31, 2026.

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
Sensitivity Analysis

We applied the baseline economic scenarios for the United States and Canada that were obtained from a third-party economic research firm in our models to determine our allowance for credit losses on retail loans and estimated early termination losses on operating lease assets as of March 31, 2026. These baseline economic scenarios represent forecasts of the most likely economic future, with an equal probability of economic conditions being better or worse than forecasted. Alternative economic scenarios were also obtained from the third-party economic research firm. As an example of the sensitivity of our accounting estimates, we applied upside and downside economic scenarios in our models. The peak unemployment rate over the next 24-month period under the upside and downside economic scenarios in the United States was 4.2% and 8.5%, respectively. The resulting allowance for credit losses on retail loans under the upside and downside economic scenarios was $384 million and $635 million, respectively.
Estimated End of Term Residual Values
Estimated end of term residual values considers expected market values of leased vehicles at the end of their lease terms and the percentage of leased vehicles expected to be returned by lessees. Factors considered in this evaluation include, among other factors, economic conditions, external market information on new and used vehicles, historical trends, and recent auction values. Estimated return rates are dependent on expected market values of leased vehicles since declines in used vehicle prices generally increase the probability of vehicles being returned to us at the end of their lease terms. We also review our investment in operating leases for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured by the amount the carrying values exceed their fair values.
Sensitivity Analysis
If future expected end of term market values for all outstanding operating leases as of March 31, 2026 were to decrease by $100 per unit from our current estimates, the total impact would be an increase of approximately $34 million in depreciation expense, which would be recognized over the remaining lease terms. If future return rates for all operating leases were to increase by one percentage point from our current estimates, the total impact would be an increase of approximately $13 million in depreciation expense, which would be recognized over the remaining lease terms. This sensitivity analysis is specific to the conditions in effect as of March 31, 2026 and does not consider the effect declines in estimated end of term market values may have on return rates.

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
•Foreign currency exchange rate risk arising from changes in value of our foreign currency-denominated debt in response to fluctuations in exchange rates of various currencies. We enter into cross-currency swaps concurrently with the issuance of this debt to convert all interest and principal payments to either of our functional currencies, which is United States dollars in the United States segment and Canadian dollars in the Canadian segment, which effectively eliminates our foreign currency exchange rate risks.
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
The table below provides a quantitative measure of the sensitivity of interest rate movements. The assumptions we used for this sensitivity analysis were changed in the current year and our estimate for the prior year comparative period was also updated accordingly. We have estimated the effect of a hypothetical instantaneous 100-basis point increase and decrease to benchmark interest rates on our pre-tax cash flows on our floating rate financial instruments for the forward looking 12-month periods as of March 31, 2026 and 2025. Although interest rates on commercial paper debt are fixed at the time of issuance, commercial paper debt was also included in the updated analysis given their short term nature and their sensitivity to interest rate movements for new issuances. The estimate was based on the outstanding balances of floating rate receivables, floating rate debt, commercial paper debt, and derivatives as of March 31, 2026 and 2025 and we assume these balances remain constant throughout the forward looking 12-month periods. The hypothetical 100-basis point changes in benchmark interest rates are presumed to have an immediate impact on the estimated cash flows without considering that in actuality the impact could be delayed until the rates on floating rate instruments are scheduled to reset in accordance with contractual terms of the instruments. The estimates also presume all impacted cash flows are made within the forward looking 12-month periods. This analysis is purely hypothetical and should not be regarded as our view of future interest rate movements. The actual impact on cash flows could differ from the estimates due to various reasons including, but not limited to, differences in actual reinvestments of maturing assets, actual refinancing of maturing debt, actual derivative transactions, and any actions management could take in response to interest rate changes.

	Net impact on pre-tax cash flows for the 12 months ending March 31,
Hypothetical change in interest rate	2027	2026
100 basis point increase	$39 million increase	$37 million increase
100 basis point decrease	$39 million decrease	$37 million decrease

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2026, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2026.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC applicable to non-accelerated filers.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the fiscal year ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, Auditor Firm ID: 185.
The following table represents aggregate costs for fees and services provided to us by our independent registered public accounting firm.

	Years ended March 31,
	2026	2025

	(U.S. dollars in thousands)
Audit fees	$8,685	$8,444
Audit-related fees	632	454
Total	$9,317	$8,898
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
1.1
Fourth Amended and Restated Distribution Agreement, dated August 8, 2025, between the Company and BofA Securities, Inc., ANZ Securities, Inc., Barclays Capital Inc., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., ING Financial Markets LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc., SG Americas Securities, LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, U.S. Bancorp Investments, Inc. and Wells Fargo Securities, LLC.
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

Incorporated herein by reference to Exhibit number 4.5 filed with our registration statement on Form 10, amendment No. 1, dated August 7, 2013.
Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 12, 2015.

4.5	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
4.6	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated February 8, 2018.
4.7	Description of Securities	Filed herewith.

Exhibit Number	Description	Method of Filing
4.8	Form of Fixed Rate Medium-Term Note, Series A.	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated August 8, 2025.
4.9	Form of Floating Rate Medium-Term Note, Series A.	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 8, 2025.
10.1
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
Incorporated herein by reference to exhibit number 10.1 filed with our current report on Form 8-K, dated March 25, 2024.
10.2	First Amendment, dated as of March 25, 2025 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 25, 2025.
10.3	Second Amendment, dated as of March 25, 2026 between HCFI and Canadian Imperial Bank of Commerce, as administrative agent, for and on behalf of the banks party to the Credit Agreement.	Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated March 25, 2026.
10.4
364-Day Credit Agreement, dated February 20, 2026, among American Honda Finance Corporation, as the borrower, the lenders from time to time party thereto, MUFG Bank Ltd., as administrative agent and auction agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, BNP Paribas, Citibank, N.A. and Mizuho Bank, Ltd., as documentation agents and MUFG Bank, Ltd., J.P. Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas Securities Corp, BofA Securities, Inc., Citibank, N.A. and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners.
Incorporated herein by reference to Exhibit number 10.1 filed with our current report on Form 8-K, dated February 20, 2026.
10.5
Three-Year Credit Agreement, dated February 20, 2026, among American Honda Finance Corporation, as the borrower, the lenders from time to time party thereto, MUFG Bank, Ltd., as administrative agent and auction agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, BNP Paribas, Citibank, N.A. and Mizuho Bank, Ltd., as documentation agents and MUFG Bank, Ltd., J.P. Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas Securities Corp, BofA Securities, Inc., Citibank, N.A. and Mizuho Bank. Ltd., as joint lead arrangers and joint bookrunners.
Incorporated herein by reference to Exhibit number 10.2 filed with our current report on Form 8-K, dated February 20, 2026.
10.6
Five-Year Credit Agreement, dated February 20, 2026, among American Honda Finance Corporation, as the borrower, the lenders from time to time party thereto, MUFG Bank. Ltd., as administrative agent and auction agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, BNP Paribas, Citibank, N.A. and Mizuho Bank, Ltd., as documentation agents and MUFG Bank. Ltd., J.P. Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas Securities Corp, BofA Securities, Inc., Citibank, N.A. and Mizuho Bank. Ltd., as joint lead arrangers and joint bookrunners.
Incorporated herein by reference to Exhibit number 10.3 filed with our current report on Form 8-K, dated February 20, 2026.
10.7	Keep Well Agreement between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated September 9, 2005.	Incorporated herein by reference to Exhibit 10.1 filed with our registration statement on Form 10, dated June 28, 2013.
10.8	Support Compensation Agreement, between Honda Motor Co., Ltd. and American Honda Finance Corporation, dated as of April 1, 2019.	Incorporated herein by reference to Exhibit 10.15 filed with our annual report on Form 10-K, dated June 21, 2019.
10.9	Keep Well Agreement between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated September 26, 2005.	Incorporated herein by reference to Exhibit 10.3 filed with our registration statement on Form 10, dated June 28, 2013.

Exhibit Number	Description	Method of Filing
10.10	Support Compensation Agreement, between Honda Motor Co., Ltd. and Honda Canada Finance Inc., dated as of April 1, 2019.	Incorporated herein by reference to Exhibit 10.17 filed with our annual report on Form 10-K, dated June 21, 2019.
23.1	Consent of KPMG LLP	Filed herewith.
31.1	Certification of Principal Executive Officer	Filed herewith.
31.2	Certification of Principal Financial Officer	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
97.1	American Honda Finance Corporation Recoupment of Incentive Compensation Policy	Incorporated herein by reference to the same numbered Exhibit filed with our annual report on Form 10-K, dated June 20, 2024.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH(33)	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL(33)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB(33)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE(33)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF(33)	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 18, 2026

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

Signature	Title	Date
/s/ Masaharu Hirose	President and Director	June 18, 2026
Masaharu Hirose	(Principal Executive Officer)
/s/ Petar Vucurevic	Senior Vice President and Director	June 18, 2026
Petar Vucurevic
/s/ Paul C. Honda	Vice President, Treasurer, Assistant Secretary, Compliance Officer and Director	June 18, 2026
Paul C. Honda	(Principal Financial Officer and Principal Accounting Officer)
Director
Eiji Fujimura
Director
Sumihiro Takahashi

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
For the fiscal year ended March 31, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of
American Honda Finance Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., and subsidiaries (the Company) as of March 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended March 31, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.
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
Allowance for expected credit losses on retail loans
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company’s total allowance for credit losses on retail loans evaluated on a collective basis as of March 31, 2026, was $427 million, of which a substantial portion related to loans in the United States (the collective ACL). Retail loans are grouped into pools with similar risk characteristics such as origination quarter, internal credit grade at origination, product type, and original term. The collective ACL is measured using an econometric regression model that correlates vintage age, credit quality, economic, and other variables to historical vintage-level credit loss performance. Current and forecasted economic conditions are applied in the model to project monthly gross loss rates in terms of origination dollars and recovery rates in terms of cumulative forecasted loss dollars for the remaining contractual life of each vintage. The contractual term is the estimated lifetime of retail loans and is considered to be a reasonable and supportable forecast period of future economic conditions. Economic forecasts and macroeconomic variables are obtained from a third-party economic research firm that extend through the lifetime of retail loans and converge to long-run equilibrium trends. A baseline forecast that reflects the most likely economic outcome is the single forecasted economic scenario applied in the model. Qualitative adjustments may also be applied if management believes the quantitative models do not reflect the best estimate of lifetime expected credit losses.

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

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and experience, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness and performance testing of the model by inspecting model documentation to determine whether the model is consistent with the model methodology and is suitable for its intended use
•evaluating model back-testing results to assess model output with actual loss performance
•evaluating model recalibration, including back-testing results and impact to the ACL
•assessing the selection of the forecasted economic scenario assumption and related macroeconomic variables by comparing the scenario to the Company’s business environment and relevant industry practices
•assessing the reasonableness and appropriateness of the Company’s qualitative framework over its retail allowance modelling.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential management bias in the accounting estimate.

Estimated early termination losses on operating lease assets
As discussed in Notes 1 and 3 to the consolidated financial statements, a portion of the Company’s operating leases is expected to terminate prior to their scheduled maturities when lessees default on their contractual obligations. In such circumstances, losses are generally realized upon the disposition of the repossessed operating lease vehicles as a reduction to the carrying value of operating lease assets. The Company’s investment in operating leases, net as of March 31, 2026 was $32,316 million, which includes corresponding estimated early termination losses of $191 million, a substantial portion of which relates to leases in the United States. The estimate of early termination losses on operating lease assets is measured using an econometric regression model that correlates vintage age, credit quality, economic and other variables to historical vintage-level credit loss performance. Current and forecasted economic conditions are applied in the model to project monthly loss rates in terms of origination dollars and recovery rates in terms of cumulative loss dollars for the remaining contractual life of each vintage. A baseline forecast that reflects the most likely economic outcome is the single forecasted economic scenario applied in the model. Qualitative adjustments or model adjustments may also be applied if management believes the quantitative models do not reflect the best estimate of early termination losses.

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

We evaluated the Company’s process to develop the estimated early termination losses on operating lease assets in the United States by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and experience, who assisted in:
•evaluating the Company’s methodology for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness and performance testing of the model by inspecting model documentation to determine whether the model is consistent with the model methodology and is suitable for their intended use
•evaluating model back-testing results to assess model output with actual loss performance
•evaluating model recalibration, including back-testing results and impact to estimated early termination losses on operating lease assets
•assessing the selection of the forecasted economic scenario assumption and related macroeconomic variables by comparing the scenario to the Company’s business environment and relevant industry practices
•assessing the reasonableness and appropriateness of the Company’s qualitative framework over its estimated early termination losses modelling.

We also assessed the sufficiency of the audit evidence obtained related to the estimated early terminated losses on operating lease assets in the United States by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.

Estimated end of term residual values of leased vehicles recognized as adjustments to depreciation expense
As discussed in Note 1 to the consolidated financial statements, depreciation of leased vehicles on operating leases is calculated on the straight-line method over the lease term to the lower of contract residual values or estimated end of term residual values. Changes to estimated end of term residual values are recognized prospectively as adjustments to depreciation expense on a straight-line basis over the remaining lease term. The Company's investment in operating leases, net as of March 31, 2026, was $32,316 million, a substantial portion of which relates to leases in the United States. Estimated end of term residual values of leased vehicles considers expected market values of leased vehicles at the end of their lease terms and the percentage of leased vehicles expected to be returned by lessees. Factors considered in this evaluation include, among other factors, economic conditions, external market information on new and used vehicles, historical trends, and recent auction values.
We identified the assessment of estimated end of term residual values of leased vehicles in the United States recognized as adjustments to depreciation expense as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgement was involved in the assessment due to measurement uncertainty. Specifically, complex auditor judgment was required to assess the residual value methodology, the estimated percentage of leased vehicles expected to be returned by the lessee at the end of the lease term, and the estimated residual values of leased vehicles at the end of the lease term. In addition, auditor judgement was required to evaluate the sufficiency of audit evidence obtained.
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
Los Angeles, California
June 18, 2026

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	March 31,
	2026	2025
Assets
Cash and cash equivalents	$2,487	$4,052
Finance receivables, net of allowance for credit losses of $436 and $396	54,343	52,516
Investment in operating leases, net	32,316	30,596
Due from Parent and affiliated companies	147	146
Income taxes receivable	101	—
Other assets	1,243	1,270
Derivative instruments	569	389
Total assets	$91,206	$88,969
Liabilities and Equity
Debt	$64,788	$62,547
Due to Parent and affiliated companies	180	181
Income taxes payable	35	505
Deferred income taxes	5,774	5,302
Other liabilities	2,059	1,635
Derivative instruments	661	1,120
Total liabilities	$73,497	$71,290
Commitments and contingencies (Note 9)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of March 31, 2026 and 2025	$1,366	$1,366
Retained earnings	15,369	15,448
Accumulated other comprehensive loss	(170)	(209)
Total shareholder’s equity	16,565	16,605
Noncontrolling interest in subsidiary	1,144	1,074
Total equity	17,709	17,679
Total liabilities and equity	$91,206	$88,969
The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 10 for additional information.

	March 31,
	2026	2025
Finance receivables, net	$16,149	$12,969
Other assets	695	755
Total assets	$16,844	$13,724

Secured debt	$15,344	$12,384
Other liabilities	24	22
Total liabilities	$15,368	$12,406
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions)

	Years ended March 31,
	2026	2025	2024
Revenues:
Retail	$3,108	$2,748	$2,076
Dealer	275	291	230
Operating leases	7,224	6,450	6,099
Total revenues	10,607	9,489	8,405
Leased vehicle expenses	5,079	4,390	4,340
Interest expense	2,737	2,445	1,703
Net revenues	2,791	2,654	2,362
Other income, net	174	159	128
Total net revenues	2,965	2,813	2,490
Expenses:
General and administrative expenses	671	597	557
Provision for credit losses	377	306	301
Early termination loss on operating leases	299	136	100
(Gain)/Loss on derivative instruments	(321)	172	19
(Gain)/Loss on foreign currency revaluation of debt	486	10	(25)
Total expenses	1,512	1,221	952
Income before income taxes	1,453	1,592	1,538
Income tax expense	268	415	439
Net income	1,185	1,177	1,099
Less: Net income attributable to noncontrolling interest	103	67	70
Net income attributable to American Honda Finance Corporation	$1,082	$1,110	$1,029

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Years ended March 31,
	2026	2025	2024
Net income	$1,185	$1,177	$1,099
Other comprehensive income, net of tax:
Foreign currency translation adjustment	74	(137)	(4)
Comprehensive income	1,259	1,040	1,095
Less: Comprehensive income attributable to noncontrolling interest	138	2	68
Comprehensive income attributable to American Honda Finance Corporation	$1,121	$1,038	$1,027
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income (loss)	Common stock	Noncontrolling interest
Balance at March 31, 2023	$19,025	$16,688	$(135)	$1,366	$1,106
Net income	1,099	1,029	—	—	70
Other comprehensive loss	(4)	—	(2)	—	(2)
Dividends declared	(1,497)	(1,463)	—	—	(34)
Balance at March 31, 2024	$18,623	$16,254	$(137)	$1,366	$1,140
Net income	1,177	1,110	—	—	67
Other comprehensive loss	(137)	—	(72)	—	(65)
Dividends declared	(1,984)	(1,916)	—	—	(68)
Balance at March 31, 2025	$17,679	$15,448	$(209)	$1,366	$1,074
Net income	1,185	1,082	—	—	103
Other comprehensive income	74	—	39	—	35
Dividends declared	(1,229)	(1,161)	—	—	(68)
Balance at March 31, 2026	$17,709	$15,369	$(170)	$1,366	$1,144
See accompanying notes to consolidated financial statements.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Years ended March 31,
	2026	2025	2024
Cash flows from operating activities:
Net income	$1,185	$1,177	$1,099
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(161)	53	136
Provision for credit losses	377	306	301
Early termination loss on operating leases	299	136	100
Impairment loss on operating leases	226	—	—
Depreciation on leased vehicles	4,777	4,348	4,343
Accretion of unearned subsidy income	(1,347)	(1,136)	(934)
Amortization of deferred dealer participation and other deferred costs	461	415	367
Gain on disposition of lease vehicles	(64)	(84)	(122)
Deferred income taxes	611	(365)	(585)
Changes in operating assets and liabilities:
Income taxes receivable/payable	(485)	799	(115)
Other assets	(1)	(65)	(51)
Accrued interest/discounts on debt	35	137	198
Other liabilities	(135)	57	166
Due to/from Parent and affiliated companies	34	38	(80)
Net cash provided by operating activities	5,812	5,816	4,823
Cash flows from investing activities:
Finance receivables acquired	(28,441)	(28,680)	(28,239)
Principal collected on finance receivables	26,051	22,518	18,765
Net change in wholesale loans	(133)	(227)	(842)
Purchase of operating lease vehicles	(15,742)	(18,542)	(14,778)
Disposal of operating lease vehicles	8,773	9,855	10,511
Cash received for unearned subsidy income	1,131	1,737	1,105
Other investing activities, net	(15)	(8)	(9)
Net cash used in investing activities	(8,376)	(13,347)	(13,487)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	24,865	32,306	38,466
Paydown of commercial paper	(27,982)	(31,522)	(39,556)
Proceeds from issuance of short-term debt	600	1,849	600
Paydown of short-term debt	(1,850)	(600)	(74)
Proceeds from issuance of related party debt	1,000	1,800	—
Paydown of related party debt	(2,800)	—	—
Proceeds from issuance of medium term notes and other debt	14,259	13,898	16,704
Paydown of medium term notes and other debt	(9,471)	(8,881)	(7,970)
Proceeds from issuance of secured debt	11,540	9,596	7,358
Paydown of secured debt	(8,616)	(6,538)	(4,947)
Dividends paid	(630)	(1,984)	(1,497)
Net cash provided by financing activities	915	9,924	9,084
Effect of exchange rate changes on cash and cash equivalents	8	(11)	1
Net (decrease)/increase in cash and cash equivalents	(1,641)	2,382	421
Cash and cash equivalents and restricted cash at beginning of year	4,767	2,385	1,964
Cash and cash equivalents and restricted cash at end of year	$3,126	$4,767	$2,385
Supplemental disclosures of cash flow information:
Interest paid	$2,692	$2,274	$1,455
Income taxes paid/(received)	254	(27)	1,125

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	March 31,
	2026	2025	2024
Cash and cash equivalents	$2,487	$4,052	$1,670
Restricted cash included in other assets (1)	639	715	715
	$3,126	$4,767	$2,385
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
Unless otherwise indicated by the context, all references to the “Company” in this report include AHFC and its consolidated subsidiaries (refer to Note 1(b) Principles of Consolidation below), and references to “AHFC” refer solely to American Honda Finance Corporation (excluding AHFC’s subsidiaries).
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
(b)Principles of Consolidation
The consolidated financial statements include the accounts of AHFC and its subsidiaries. All subsidiaries are wholly-owned, except for HCFI, which is majority-owned (52.33% as of March 31, 2026 and 2025).
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
(f)Investment in Operating Leases and Determination of Lease Residual Values
The investment in operating leases is reported at cost, less accumulated depreciation and impairment losses, and net of unearned origination fees and deferred origination costs. Origination fees include payments received from AHM and HCI for incentive programs (refer to Note 6 regarding these related party transactions). Origination costs include payments made for dealer participation. Operating lease revenue is recognized on a straight-line basis over the lease term. Operating lease revenue includes accretion of origination fees, net of dealer rate participation amortization, which are also recognized on a straight-line basis over the lease term. Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Changes to estimated end of term residual values are recognized prospectively as adjustments to depreciation expense a straight-line basis over the remaining lease term.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Contractual residual values of lease vehicles are determined at lease inception based on the Company's expectations of used vehicle values at the end of their lease terms. Lease customers have the option at the end of the lease term to return the vehicle to the dealer or to buy the vehicle for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance). Returned lease vehicles can be purchased by the grounding dealer for the contractual residual value (or if purchased prior to lease maturity, for the outstanding contractual balance) or a market-based price. Returned lease vehicles that are not purchased by the grounding dealers are sold through online and physical auctions. Remarketing strategies are utilized to maximize sales proceeds and minimize disposition costs. The Company is exposed to a risk of loss on the disposition of returned lease vehicles if the market values of leased vehicles at the end of their lease terms are less than their contractual residual values. Estimated end of term residual values considers expected market values of leased vehicles at the end of their lease terms and the percentage of leased vehicles expected to be returned by the lessees. Factors considered in this evaluation include, among other factors, economic conditions, external market information on new and used vehicles, historical trends, and recent auction values. The Company assesses the estimated end of term residual values at minimum on a quarterly basis.
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
The securitization SPEs formed by the Company are VIEs, which are required to be consolidated by their primary beneficiary. The Company is considered to be the primary beneficiary of these SPEs due to (i) the power to direct the activities of the SPEs that most significantly impact the SPEs' economic performance through its role as servicer, and (ii) the obligation to absorb losses or the right to receive residual returns that could potentially be significant to the SPEs through the subordinated certificates and residual interest retained.
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
Foreign currency-denominated debt is translated at year-end exchange rates, and the foreign currency transaction gains and losses are recognized through earnings.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(l)Recently Adopted Accounting Standards
The Company adopted Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which amended annual reporting period disclosure requirements for income taxes, for the fiscal year ended March 31, 2026 and applied the amendments prospectively. The ASU requires disaggregated information about the effective tax rate reconciliation, as well as additional information on income taxes paid. The adoption of the amendments did not have a material impact on the Company's consolidated financial statements. Refer to Note 7, which reflects the new disclosures required under the standard.
(m)Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments address investor requests for more transparent information. The primary goal is to improve the decision usefulness of expense information on public business entities’ income statements through the disaggregation of relevant expense captions in the notes to the financial statements. The amendments are effective for the Company for fiscal years beginning April 1, 2027 and for interim periods beginning April 1, 2028. The Company is currently assessing the impact of this standard on the consolidated financial statements.
All other ASUs issued but not adopted were assessed and determined to be not applicable or are not expected to have a material impact on the Company's consolidated financial statements or financial statement disclosures.

Note 2. Finance Receivables
Finance receivables consisted of the following:

	March 31, 2026
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$50,173	$4,703	$54,876
Allowance for credit losses	(427)	(9)	(436)
Deferred dealer participation and other deferred costs	688	—	688
Unearned subsidy income	(785)	—	(785)
Finance receivables, net	$49,649	$4,694	$54,343

	March 31, 2025
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$48,698	$4,344	$53,042
Allowance for credit losses	(387)	(9)	(396)
Deferred dealer participation and other deferred costs	616	—	616
Unearned subsidy income	(746)	—	(746)
Finance receivables, net	$48,181	$4,335	$52,516

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Finance receivables include retail loans with a net carrying amount of $16.1 billion and $13.0 billion as of March 31, 2026 and 2025, respectively, which have been transferred to bankruptcy-remote special purpose entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 10 for additional information.
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Year ended March 31, 2026
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$387	$9	$396
Provision	377	—	377
Charge-offs	(493)	—	(493)
Recoveries	156	—	156
Effect of translation adjustment	—	—	—
Ending balance	$427	$9	$436

	Year ended March 31, 2025
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$345	$8	$353
Provision	305	1	306
Charge-offs	(406)	—	(406)
Recoveries	144	—	144
Effect of translation adjustment	(1)	—	(1)
Ending balance	$387	$9	$396

	Year ended March 31, 2024
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance	$248	$5	$253
Provision	298	3	301
Charge-offs	(293)	—	(293)
Recoveries	92	—	92
Effect of translation adjustment	—	—	—
Ending balance	$345	$8	$353
The allowance increased during the fiscal year ended March 31, 2026 primarily due to the increase to the estimate of expected credit losses attributable to the increasing trend of delinquencies and net charge-offs.

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
The following is an aging analysis of past due finance receivables:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
March 31, 2026
Retail loans:
New automobile	$402	$89	$22	$513	$39,405	$39,918
Used and certified automobile	165	35	8	208	8,360	8,568
Motorcycle and other	23	9	5	37	1,553	1,590
Total retail	590	133	35	758	49,318	50,076
Dealer loans:
Wholesale flooring	—	—	—	—	3,136	3,136
Commercial loans	—	—	—	—	1,567	1,567
Total dealer loans	—	—	—	—	4,703	4,703
Total finance receivables	$590	$133	$35	$758	$54,021	$54,779

March 31, 2025
Retail loans:
New automobile	$331	$73	$20	$424	$38,105	$38,529
Used and certified automobile	155	38	10	203	8,291	8,494
Motorcycle and other	18	7	4	29	1,516	1,545
Total retail	504	118	34	656	47,912	48,568
Dealer loans:
Wholesale flooring	—	—	1	1	3,005	3,006
Commercial loans	—	—	—	—	1,338	1,338
Total dealer loans	—	—	1	1	4,343	4,344
Total finance receivables	$504	$118	$35	$657	$52,255	$52,912
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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage year
	2026	2025	2024	2023	2022	Prior	Total

March 31, 2026	(U.S. dollars in millions)
Credit grade A	$13,406	$9,504	$5,625	$1,948	$659	$243	$31,385
Credit grade B	3,659	2,696	1,879	808	295	113	9,450
Credit grade C	2,664	1,954	1,255	510	208	82	6,673
Credit grade D	767	584	307	109	49	28	1,844
Others	272	229	136	51	25	11	724
Total retail loans	$20,768	$14,967	$9,202	$3,426	$1,236	$477	$50,076
Gross charge-offs for the fiscal year ended March 31, 2026	$63	$204	$141	$55	$19	$11	$493

	Retail loans by vintage year
	2025	2024	2023	2022	2021	Prior	Total

March 31, 2025	(U.S. dollars in millions)
Credit grade A	$14,245	$9,403	$3,620	$1,838	$1,140	$136	$30,382
Credit grade B	3,800	2,919	1,365	639	371	73	9,167
Credit grade C	2,830	2,006	869	439	259	66	6,469
Credit grade D	879	516	190	103	73	38	1,799
Others	351	221	89	54	25	11	751
Total retail loans	$22,105	$15,065	$6,133	$3,073	$1,868	$324	$48,568
Gross charge-offs for the fiscal year ended March 31, 2025	$62	$188	$88	$38	$18	$12	$406

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

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year
	2026	2025	2024	2023	2022	Prior	Revolving loans	Wholesale Flooring	Total

March 31, 2026	(U.S. dollars in millions)
Group I	$50	$135	$104	$50	$8	$125	$965	$1,853	$3,290
Group II	2	13	56	2	5	26	26	1,283	1,413
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$52	$148	$160	$52	$13	$151	$991	$3,136	$4,703
Gross charge-offs for the fiscal year ended March 31, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Commercial loans by vintage fiscal year
	2025	2024	2023	2022	2021	Prior	Revolving loans	Wholesale Flooring	Total

March 31, 2025	(U.S. dollars in millions)
Group I	$149	$110	$52	$13	$86	$53	$762	$1,764	$2,989
Group II	23	56	3	—	6	25	—	1,241	1,354
Group III	—	—	—	—	—	—	—	1	1
Total dealer loans	$172	$166	$55	$13	$92	$78	$762	$3,006	$4,344
Gross charge-offs for the fiscal year ended March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Loan Modifications
The contractual terms of loans may be modified when borrowers are experiencing financial difficulties in an effort to mitigate losses. There were no dealer loans that were modified for dealers experiencing financial difficulties during the fiscal year ended March 31, 2026. Payment deferrals are granted on retail loans, however the delays in payments are considered insignificant since the number of deferred payments are limited and interest continues to accrue during the deferral period. In certain situations, the Company may grant term extensions on retail loans in the United States. Term extensions extend the maturity date of the loan, which reduces the monthly payments over the remaining extended term of the loan. Term extensions do not change the contractual interest rates or reduce the outstanding principal balances. During the fiscal year ended March 31, 2026, term extensions were not material to the Company’s consolidated financial statements. Retail loans may also be modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code which may include interest rate adjustments, term extensions, and principal forgiveness. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the fiscal year ended March 31, 2026.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	March 31,
	2026	2025

	(U.S. dollars in millions)
Operating lease vehicles (1)	$39,805	$37,647
Accumulated depreciation	(6,358)	(5,770)
Deferred dealer participation and initial direct costs	123	123
Unearned subsidy income	(1,063)	(1,291)
Estimated early termination losses	(191)	(113)
Investment in operating leases, net	$32,316	$30,596
________________________
(1)     Net of investment tax credits. Refer to Note 7 for additional information.

Operating lease revenue consisted of the following:

	Years ended March 31,
	2026	2025	2024

	(U.S. dollars in millions)
Lease payments	$6,443	$5,799	$5,592
Subsidy income and dealer rate participation, net	781	651	507
Total operating lease revenue, net	$7,224	$6,450	$6,099
Leased vehicle expenses consisted of the following:

	Years ended March 31,
	2026	2025	2024

	(U.S. dollars in millions)
Depreciation expense	$4,777	$4,348	$4,343
Initial direct costs and other lessor costs	140	126	119
Gain on disposition of leased vehicles	(64)	(84)	(122)
Impairment loss on operating leases	226	—	—
Total leased vehicle expenses, net	$5,079	$4,390	$4,340

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Contractual operating lease payments due as of March 31, 2026 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Year ending March 31,	(U.S. dollars in millions)
2027	$5,843
2028	3,918
2029	1,594
2030	270
2031	47
Total	$11,672
The Company recognized early termination losses on operating leases of $299 million, $136 million, and $100 million for the fiscal years ended March 31, 2026, 2025 and 2024, respectively. Net realized losses for the fiscal years ended March 31, 2026, 2025 and 2024 totaled $221 million, $118 million, and $82 million, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $41 million, $28 million, and $16 million for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.
Significant declines in the demand for battery electric vehicles (BEV) and used BEV prices across the industry indicated the carrying amounts of the Company's operating leases of BEVs may not be recoverable. Revisions to the estimated residual values of leased BEVs resulted in the recognition of impairment losses totaling $226 million in the United States segment during the fourth quarter of the fiscal year ended March 31, 2026. No impairment losses due to declines in estimated residual values were recognized during the fiscal years ended March 31, 2025 and 2024.
Note 4. Debt
The Company issues debt in various currencies with floating or fixed interest rates. Outstanding debt net of discounts and fees, and weighted average contractual interest rates were as follows:

			Weighted average contractual interest rate (1)
	March 31,		March 31,
	2026	2025	2026	2025

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$2,929	$6,022	3.64%	4.36%
Related party debt	—	$1,800	—%	4.59%
Bank loans	2,382	2,100	3.73%	4.56%
Public MTN Program	40,726	37,153	3.91%	4.02%
Other debt	3,407	3,088	3.74%	3.53%
Total unsecured debt	49,444	50,163
Secured debt	15,344	12,384	4.33%	4.77%
Total debt	$64,788	$62,547
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields. Weighted average contractual interest rate of short-term debt was 3.77% and 4.54% as of March 31, 2026 and 2025, respectively.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of March 31, 2026, the outstanding principal balance of long-term debt with floating interest rates totaled $14.2 billion, long-term debt with fixed interest rates totaled $46.7 billion, and short-term debt with floating and fixed interest rates totaled $4.1 billion. As of March 31, 2025, the outstanding principal balance of long-term debt with floating interest rates totaled $9.7 billion, long-term debt with fixed interest rates totaled $42.7 billion, and short-term debt with floating and fixed interest rates totaled $10.1 billion.
The Company’s secured debt is amortizing, and unsecured debt is non-amortizing. Scheduled and projected maturities of the Company’s debt at March 31, 2026 are summarized below:

	2027	2028	2029	2030	2031	Thereafter	Total

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$2,940	$—	$—	$—	$—	$—	$2,940
Bank loans	752	431	—	521	680	—	2,384
Public MTN Program	11,861	9,544	8,004	1,250	3,495	6,657	40,811
Other debt	431	934	575	359	1,114	—	3,413
Total unsecured debt	15,984	10,909	8,579	2,130	5,289	6,657	49,548
Secured debt (1)	8,013	4,911	2,172	271	—	—	15,367
Total debt (2)	$23,997	$15,820	$10,751	$2,401	$5,289	$6,657	$64,915
Unamortized discounts/fees							(127)
Total debt, net							$64,788
________________________
(1)Projected repayment schedule of secured debt reflects payment performance assumptions on underlying assets.
(2)Principal amounts.
Commercial Paper
As of March 31, 2026 and 2025, the Company had commercial paper programs that provide the Company with available funds of up to $10.3 billion and $8.7 billion, respectively, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $5.1 billion and $5.9 billion during the fiscal year ended March 31, 2026 and 2025, respectively. The maximum balance outstanding at any month-end was $7.3 billion and $7.4 billion during the fiscal year ended March 31, 2026 and 2025, respectively.
Related Party Debt
From time to time, AHFC issues fixed rate short-term debt to AHM to fund AHFC's general corporate operations. The Company incurred interest expense on related party debt totaling $28 million and $11 million for the fiscal years ended March 31, 2026 and 2025, respectively.
Bank Loans
Outstanding bank loans at March 31, 2026 and 2025 were short-term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of March 31, 2026 and 2025 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Public Medium-Term Note (MTN) Program (the Public MTN Program)
In August 2025, AHFC renewed its Public MTN program by filing a registration statement with the SEC under which it may issue up to $45.0 billion aggregate principal amount of MTNs. The aggregate principal amount of MTNs offered under this program may be increased from time to time. MTNs outstanding under the Public MTN Program as of March 31, 2026 were short-term and long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. MTNs under the Public MTN Program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales. The Public MTN program is supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of March 31, 2026 and 2025 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt (Asset-Backed Securities)
The Company issues secured debt through financing transactions that are secured by assets held by issuing SPEs. Secured debt outstanding as of March 31, 2026 and 2025 was long-term and short-term, with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the secured debt is dependent on the performance of the underlying retail loans. Refer to Note 10 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains an $8.5 billion syndicated bank credit facility that includes a $2.8 billion credit agreement, which expires on February 19, 2027, a $2.8 billion credit agreement, which expires on February 20, 2029, and a $2.8 billion credit agreement, which expires on February 20, 2031. As of March 31, 2026, no amounts were drawn upon under any of the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.4 billion syndicated bank credit facility that includes a $719 million credit agreement, which expires on March 25, 2027 and a $719 million credit agreement, which expires on March 25, 2029. As of March 31, 2026, no amounts were drawn upon under any of the HCFI credit agreements. HCFI intends to renew or replace these credit agreements prior to or on the expiration dates.
These credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans drawn from these credit agreements would be supported by the Keep Well Agreements described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. These credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of March 31, 2026, no amounts were drawn upon under these credit agreements. These credit agreements expire in September 2026. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5. Derivative Instruments
The fair value of derivative instruments is subject to fluctuations in market interest rates and foreign currency exchange rates. Since the Company has elected not to apply hedge accounting, the volatility in the changes in fair value of these derivative instruments is recognized in earnings. All periodic interest settlements of derivative instruments are presented within cash flows from operating activities in the consolidated statements of cash flows. The final notional exchange of cross-currency swaps are presented within cash flows from financing activities along with the paydowns of the related foreign currency-denominated debt.
These derivative instruments also contain an element of credit risk in the event the counterparties are unable to meet the terms of the agreements. However, the Company minimizes the risk exposure by limiting the counterparties to major financial institutions that meet established credit guidelines. In the event of default, all counterparties are subject to legally enforceable master netting agreements. In Canada, HCFI is a party to credit support annexes that require the posting of cash collateral to mitigate counterparty credit risk associated with derivative positions. Posted collateral is recognized in other assets and held collateral is recognized in other liabilities.
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 13 regarding the valuation of derivative instruments.

	March 31,
	2026			2025
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$74,630	$228	$442	$73,058	$338	$676
Cross-currency swaps	10,807	341	219	8,225	51	444
Gross derivative assets/liabilities		569	661		389	1,120
Collateral posted/held		24	(2)		43	—
Counterparty netting adjustment		(419)	(419)		(429)	(429)
Net derivative assets/liabilities		$174	$240		$3	$691
The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Years ended March 31,
	2026	2025	2024

	(U.S. dollars in millions)
Interest rate swaps	$97	$(52)	$132
Cross-currency swaps	224	(120)	(151)
Total gain/(loss) on derivative instruments	$321	$(172)	$(19)

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Years ended March 31,
Income Statement	2026	2025	2024

	(U.S. dollars in millions)
Revenue:
Subsidy income	$1,334	$1,127	$928
Interest expense:
Related party debt	28	11	—
General and administrative expenses:
Support Compensation Agreement fees	97	83	67
Benefit plan expenses	5	5	7
Shared services	80	79	71
Lease expense	4	4	4

	March 31,
Balance Sheet	2026	2025

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(764)	$(731)
Investment in operating leases, net:
Unearned subsidy income	(1,062)	(1,290)
Due from Parent and affiliated companies	147	146
Liabilities:
Debt:
Related party debt	—	1,800
Due to Parent and affiliated companies	180	181
Accrued interest expense:
Related party debt	—	11
Other liabilities:
Accrued benefit expenses	66	65
Dividend payable	599	—
Operating lease liabilities	6	8
Support Agreements
HMC and AHFC are parties to a Keep Well Agreement, effective as of September 9, 2005. This Keep Well Agreement provides that HMC will (1) maintain (directly or indirectly) at least 80% ownership in AHFC’s voting stock and not pledge (directly or indirectly), or in any way encumber or otherwise dispose of, any such stock of AHFC that it is required to hold (or permit any of HMC’s subsidiaries to do so), (2) cause AHFC to have a positive consolidated tangible net worth with tangible net worth defined as (a) shareholder’s equity less (b) any intangible assets, determined on a consolidated basis in accordance with GAAP, and (3) ensure that AHFC has sufficient liquidity to meet its payment obligations for debt HMC has confirmed in writing is covered by this Keep Well Agreement, in accordance with its terms, or where necessary make available to AHFC, or HMC shall procure for AHFC, sufficient funds to enable AHFC to meet such obligations in accordance with such terms. This Keep Well Agreement is not a guarantee by HMC.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
HMC and HCFI are parties to a Keep Well Agreement effective as of September 26, 2005. This Keep Well Agreement provides that HMC will (1)maintain (directly or indirectly) at least 80% ownership in HCFI’s voting stock and not pledge (directly or indirectly), or in any way encumber or otherwise dispose of, any such stock of HCFI that it is required to hold (or permit any of HMC’s subsidiaries to do so), (2) cause HCFI to have a positive consolidated tangible net worth with tangible net worth defined as (a) shareholder’s equity less (b) any intangible assets, determined on a consolidated basis in accordance with generally accepted accounting principles in Canada, and (3) ensure that HCFI has sufficient liquidity to meet its payment obligations for debt HMC has confirmed in writing is covered by this Keep Well Agreement, in accordance with its terms, or where necessary make available to HCFI, or HMC shall procure for HCFI, sufficient funds to enable HCFI to meet such obligations in accordance with such terms. This Keep Well Agreement is not a guarantee by HMC.
Debt programs supported by the Keep Well Agreements consist of the Company’s commercial paper programs, Public MTN Program and HCFI’s private placement debt and loans drawn from AHFC's and HCFI's syndicated bank credit facilities. In connection with the above agreements, AHFC and HCFI have entered into separate Support Compensation Agreements, where each has agreed to pay HMC a quarterly fee based on the amount of outstanding debt that benefits from the Keep Well Agreements. Support Compensation Agreement fees are recognized in general and administrative expenses.
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
Other
The majority of the amounts due from the Parent and affiliated companies at March 31, 2026 and 2025 were related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at March 31, 2026 and 2025 were related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
AHFC leases its premises from AHM and HCFI leases its premises from HCI.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
AHFC declared cash dividends to the Parent of $1.2 billion, $1.9 billion, and $1.5 billion during the fiscal years ended March 31, 2026, 2025 and 2024, respectively. $599 million of the dividends declared during the fiscal year ended March 31, 2026 was paid in April 2026.
HCFI declared cash dividends to AHFC of $74 million during both fiscal years ended March 31, 2026 and 2025 and $37 million during the fiscal year ended March 31, 2024.
HCFI declared cash dividends to HCI of $68 million during both fiscal years ended March 31, 2026 and 2025 and $34 million during the fiscal year ended March 31, 2024.
Note 7. Income Taxes
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law. The IRA includes tax provisions for a corporate alternative minimum tax (CAMT) of 15% on adjusted financial statement income of corporations with profits greater than $1.0 billion, effective for taxable years beginning after December 31, 2022, in addition to a tax credit for qualified commercial clean vehicles (QCCV) that applied to vehicles acquired after December 31, 2022. At March 31, 2026, based on proposed guidance and regulations issued to date, the Company does not expect to incur CAMT liability for fiscal year 2026 and expects to generate QCCV tax credits during fiscal year 2026 based on the tax laws as of the reporting date. The Company accounts for the QCCV tax credits using the deferral method. QCCV tax credits are initially deferred as reductions to the acquisition cost of the related operating lease assets and subsequently recognized over the lease terms as reductions to depreciation expense. QCCV tax credits totaling $236 million were deferred during fiscal year ended March 31, 2026.
On July 4, 2025, the One Big Beautiful Bill Act of 2025 (OBBBA) was enacted into law in the U.S. Key tax provisions of the OBBBA include the permanent restoration of 100 percent bonus depreciation, the termination of the QCCV tax credit for vehicles acquired after September 30, 2025, the immediate expensing of domestic research costs, and changes to various international tax rules. The Company analyzed the impacts of the OBBBA related to 100 percent bonus depreciation and remeasured domestic federal deferred taxes at the date of enactment. Deferred tax liability as of the date of enactment increased by $680 million due to the restoration of 100 percent bonus depreciation. The increase in deferred tax liability is fully offset, primarily by a decrease in income taxes payable, such that there is no impact to total income tax expense. The Company evaluated other provisions of the OBBBA and determined that there was no material effect on the Company's consolidated financial statements as of March 31, 2026.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As disclosed in Note 1 (l) Recently Adopted Accounting Standards, the Company has prospectively adopted the guidance in ASU 2023-09, Improvements to Income Tax Disclosures.
The following table summarizes income (loss) from continuing operations before income tax expense/(benefit):

	Years ended March 31,
	2026	2025	2024

	(U.S. dollars in millions)
U.S.	$1,162	$1,401	$1,338
Foreign	291	191	200
Total	$1,453	$1,592	$1,538
The Company’s consolidated income tax expense/(benefit) was computed on a modified separate return basis pursuant to the intercompany tax allocation agreement with the Parent and consisted of the following:

	Current	Deferred	Total

	(U.S. dollars in millions)
Year ended March 31, 2026
Federal	$(435)	$584	$149
State and local	5	39	44
Foreign	87	(12)	75
Total	$(343)	$611	$268
Year ended March 31, 2025
Federal	$612	$(323)	$289
State and local	99	(23)	76
Foreign	69	(19)	50
Total	$780	$(365)	$415
Year ended March 31, 2024
Federal	$809	$(545)	$264
State and local	198	(78)	120
Foreign	17	38	55
Total	$1,024	$(585)	$439
For the fiscal year ended March 31, 2026, the allocation of federal current and deferred tax expense reflects the impact of 100% accelerated tax depreciation on lease acquisitions, offset by the net operating loss not expected to be utilized during the fiscal year. For the fiscal years ended March 31, 2025 and 2024, the allocation of federal current and deferred tax expense reflects primarily the impact of the recognized tax gains on the sale of leased assets, as well as the effect of the mark-to-market gain related to certain finance receivables, offset by the impact of accelerated federal tax depreciation on lease acquisitions.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the fiscal year ended March 31, 2026 was as follows:

	Year ended March 31, 2026
	Amount	%

	(U.S. dollars in millions)
U.S. federal statutory income tax rate	$305	21.0%
State and local income taxes, net of federal income tax effect (a)	34	2.3%
Domestic federal:
Tax credits	(2)	(0.1)%
Nontaxable or nondeductible items	13	0.9%
Foreign tax effects
Canada:
Statutory tax rate difference between Canada and U.S.	(18)	(1.2)%
Ontario Provincial tax	25	1.7%
Other	13	0.9%
Changes in unrecognized tax benefits	(102)	(7.0)%
Effective tax rate	$268	18.5%
________________________
(a)     State taxes in Florida, New Jersey, Arkansas, Illinois, New York City, and Tennessee made up the majority (greater than 50 percent) of the tax effect in this category.

Income tax expense differs from the expected income taxes by applying the statutory federal corporate rate of 21% to income before income taxes for the fiscal years ended March 31, 2025 and 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Years ended March 31,
	2025	2024

	(U.S. dollars in millions)
Computed “expected” income taxes	$334	$323
Foreign tax rate differential	10	12
State and local income taxes, net of federal income tax benefit	70	68
Change in estimated state tax rate, net of federal income tax benefit	(3)	23
Change in unrecognized tax benefit	6	5
Other	(2)	8
Income tax expense	$415	$439

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, cash paid for income taxes, net of refunds, during the fiscal year ended March 31, 2026 was as follows:

Year ended March 31, 2026

(U.S. dollars in millions)
U.S. federal	$(65)
U.S state and local:
Illinois	25
Massachusetts	14
New Jersey	46
New York State	47
Other	70
202
Foreign:
Canada	117
Total	$254
Cash paid for income taxes, net of refunds, was a refund of $27 million and a payment of $1.1 billion for the fiscal years ended March 31, 2025 and 2024, respectively.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31,
	2026	2025

	(U.S. dollars in millions)
Deferred tax assets:
State income tax	$114	$150
Receivable allowance	122	107
Accrued postretirement benefits	14	14
Net operating loss carryforwards	557	23
Tax credit carryforwards	156	—
Other assets	129	95
Total gross deferred tax assets	1,092	389
Less: valuation allowance	—	—
Net deferred tax assets	1,092	389
Deferred tax liabilities:
HCFI leases	513	494
AHFC leases	6,033	4,777
Mark-to-market	250	285
Other	70	135
Total gross deferred tax liabilities	6,866	5,691
Net deferred tax liabilities	$5,774	$5,302

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The increase in the net deferred tax liability is mainly due to the impact of the restoration of 100% accelerated federal tax depreciation on lease acquisitions, offset by the impact of net operating loss carryforwards and recognized tax gain on the sale of leased assets. The tax credit carryforwards related to the QCCV tax credits of $156 million were accounted for using the deferral method. The effect of translating HCFI’s net deferred tax liabilities to U.S. dollars upon consolidation resulted in an increase of $17 million during the fiscal year ended March 31, 2026, and decreases of $33 million and $1 million during the fiscal years ended March 31, 2025, and 2024, respectively. The translation adjustments have been recognized as a component of other comprehensive income.
Exception to Recognition of Deferred Tax Liabilities
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At March 31, 2026, $1.0 billion of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of March 31, 2026 were to be distributed, the tax liability associated with these earnings would be $99 million, inclusive of currency translation adjustments.
Tax Attributes
Included in the Company’s deferred tax assets are net operating loss (NOL) carryforwards with tax benefits resulting from operating losses incurred federally in the amount of $521 million at March 31, 2026, and in various states in which the Company files tax returns in the amounts of $36 million, $23 million, and $22 million at March 31, 2026, 2025, and 2024, respectively. The federal NOL carryforward can be carried forward indefinitely. The expiration, if applicable, of the state NOL carryforwards varies based on the statutes of each of the applicable states through March 31, 2046. The deferred tax asset related to a federal income tax credit in the amount of $156 million at March 31, 2026 will expire in the fiscal year ending March 31, 2046, if unused.
Valuation Allowance
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. The Company considers sources of income, including, where applicable, the reversal of taxable temporary differences and projected future taxable income, in making this assessment. The Company believes it is more likely than not the deferred tax assets of $1.1 billion recognized as of March 31, 2026 will be realized.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended March 31,
	2026	2025	2024

	(U.S. dollars in millions)
Balance, beginning of year	$73	$73	$73
Additions for current year tax positions	—	—	—
Additions for prior year tax positions	—	—	—
Reductions for prior year tax positions	—	—	—
Settlements	(3)	—	—
Reductions related to a lapse in the statute of limitations	(69)	—	—
Balance, end of year	$1	$73	$73

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Included in the balance of unrecognized tax benefits at March 31, 2026 is $1 million, and at both March 31, 2025 and 2024 are $72 million, net of the federal benefit of state taxes, the recognition of which would affect the Company’s effective tax rate in future periods. As a result of the above unrecognized tax benefits and various favorable uncertain positions, the Company has recorded a net liability for uncertain tax positions, inclusive of interest and penalties of $1 million and $114 million as of March 31, 2026 and 2025, respectively (Note 12).
The Company recognizes income tax-related interest income, interest expense and penalties as a component of income tax expense. The Company recognized interest income of $41 million during the fiscal year ended March 31, 2026, and interest expense of $9 million and $6 million during the fiscal years ended March 31, 2025, and 2024, respectively. As of March 31, 2026, 2025 and 2024, the Company’s consolidated balance sheets reflect accrued interest payable of less than $1 million, $42 million, and $33 million, respectively.
As of March 31, 2026, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2023 through 2025, and for various U.S. state returns filed for the taxable years ended March 31, 2014 through 2025. The Company’s Canadian subsidiary, HCFI, is subject to examination for federal returns for taxable years ended March 31, 2019 through 2025 and provincial returns filed for the taxable years ended March 31, 2018 through 2025. The Company believes appropriate provision has been made for all outstanding issues for all open years.
Note 8. Benefit Plans
The Company participates in certain retirement and other postretirement benefit plans sponsored by AHM and HCI (collectively referred to as the Sponsors).
The Company participates in defined benefit retirement plans (the Pension Plans) maintained by the Sponsors. The names of the Pension Plans maintained by AHM are the Honda Retirement Plan and the Honda Pension Equalization Plan. The name of the Pension Plan maintained by HCI is the Pension Plan for Associates of Honda Canada Inc. Employees who commenced service after September 3, 2013 are not eligible to participate in the Pension Plans maintained by AHM. Under the amendments to the Pension Plan maintained by HCI, employees who commenced service after January 1, 2014 are not eligible to participate in HCI's Pension Plan. The Company pays for its share of the Pension Plan costs allocated by the Sponsors. The Pension Plans’ expense, included in general and administrative expenses was $2 million, $3 million and $4 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively.
The Company participates in defined contribution savings plans (the Savings Plans) maintained by the Sponsors. Participants in these plans make contributions subject to Internal Revenue Service or Canada Revenue Agency limits. General and administrative expenses include the Company's portion of contributions to the Savings Plans of $12 million, $11 million and $9 million for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.
The Company participates in other postretirement plans maintained by the Sponsors primarily to provide certain healthcare benefits for retired employees. Substantially all employees become eligible for these benefits if they have met certain age and service requirements at retirement. The Company's expense for the postretirement plans included in the general and administrative expenses was $3 million, $2 million and $3 million for fiscal years ended March 31, 2026, 2025 and 2024, respectively.
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At March 31, 2026, maturities of operating lease liabilities were as follows:

Year ending March 31:	(U.S. dollars in millions)
2027	$10
2028	10
2029	7
2030	8
2031	7
Thereafter	9
Total undiscounted future lease obligations	51
Less: imputed interest	(4)
Operating lease liabilities	$47
Lease expense under operating leases was $9 million for both fiscal years ended March 31, 2026 and 2025 and $10 million for the fiscal year ended March 31, 2024. Lease expense is included within general and administrative expenses.
As of March 31, 2026, the weighted average remaining lease term for operating leases was 5.8 years and the weighted average remaining discount rate for operating leases was 3.0%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and meeting general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $802 million as of March 31, 2026. The Company also has commitments to finance the construction of automobile dealership facilities. There was no remaining unfunded balance for these construction loans as of March 31, 2026.
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
During the fiscal years ended March 31, 2026 and 2025, the Company issued secured debt through asset-backed securitizations, which were accounted for as secured financing transactions totaling $11.6 billion and $9.6 billion, respectively. The secured debt was secured by assets with an initial balance of $12.6 billion and $10.5 billion, for the fiscal years ended March 31, 2026 and 2025, respectively.
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

	March 31, 2026
	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$16,149	$639	$56	$15,344	$24

	March 31, 2025
	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$12,969	$715	$40	$12,384	$22
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 11).

In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of March 31, 2026 and 2025, AHFC and HCFI had combined cash collections of $904 million and $688 million, respectively, which were required to be remitted to the SPEs.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 11. Other Assets
Other assets consisted of the following:

	March 31,
	2026	2025

	(U.S. dollars in millions)
Accrued interest and fees on finance receivables	$200	$186
Accrued lease payments and fees on operating leases	90	72
Vehicles held for disposition	153	133
Restricted cash	639	715
Operating lease right-of-use assets	39	46
Other miscellaneous assets	122	118
Total	$1,243	$1,270
Note 12. Other Liabilities
Other liabilities consisted of the following:

	March 31,
	2026	2025

	(U.S. dollars in millions)
Dealer payables	$246	$295
Accrued interest expense	451	439
Accounts payable and accrued expenses	349	330
Lease security deposits	44	44
Unearned income, operating leases	310	288
Operating lease liabilities	47	55
Uncertain tax positions	1	114
Dividend payable	599	—
Other liabilities	12	70
Total	$2,059	$1,635

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
Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of recurring fair value measurements:

	March 31, 2026
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$228	$—	$228
Cross-currency swaps	—	341	—	341
Total assets	$—	$569	$—	$569
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$442	$—	$442
Cross-currency swaps	—	219	—	219
Total liabilities	$—	$661	$—	$661

	March 31, 2025
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$338	$—	$338
Cross-currency swaps	—	51	—	51
Total assets	$—	$389	$—	$389
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$676	$—	676
Cross-currency swaps	—	444	—	444
Total liabilities	$—	$1,120	$—	$1,120

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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the fiscal years ended March 31, 2026 and 2025. Refer to Notes 1(k) and 5 for additional information on derivative instruments.
Nonrecurring Fair Value Measurements
The following tables summarize the fair value hierarchy of nonrecurring fair value measurements:

	Level 1	Level 2	Level 3	Total	Total loss recognized

	(U.S. dollars in millions)
March 31, 2026
Vehicles held for disposition	$—	$—	$136	$136	$49
Investment in operating leases	—	—	2,145	2,145	226

March 31, 2025
Vehicles held for disposition	$—	$—	$121	$121	$46
Vehicles Held for Disposition
Vehicles held for disposition consist of returned and repossessed vehicles. They are valued at the lower of their carrying value or estimated fair value, less estimated disposition costs. The fair value is based on current average selling prices of like vehicles at wholesale used vehicle auctions.

Investment in Operating Leases
Operating leases of BEVs with carrying values totaling $2,371 million were written down to their estimated fair values during the fourth quarter of the fiscal year ended March 31, 2026. The fair values were estimated using a discounted cash flow valuation technique. The primary unobservable input was the estimated cash flows from the disposition of returned leased vehicles, which was estimated to be on average approximately 12% below contractual residual values.

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

	March 31, 2026
		Fair value
	Carrying value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,694	$—	$—	$4,222	$4,222
Retail loans, net	49,649	—	—	49,713	49,713

Liabilities:
Commercial paper	$2,929	$—	$2,929	$—	$2,929
Bank loans	2,382	—	2,374	—	2,374
Public MTN Program	40,726	—	40,411	—	40,411
Other debt	3,407	—	3,425	—	3,425
Secured debt	15,344	—	15,395	—	15,395

	March 31, 2025
		Fair value
	Carrying value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,335	$—	$—	$3,940	$3,940
Retail loans, net	48,181	—	—	48,102	48,102

Liabilities:
Commercial paper	$6,022	$—	$6,023	$—	$6,023
Related party debt	1,800	—	1,800	—	1,800
Bank loans	2,100	—	2,099	—	2,099
Public MTN Program	37,153	—	36,795	—	36,795
Other debt	3,088	—	3,130	—	3,130
Secured debt	12,384	—	12,472	—	12,472
Fair value information presented in the tables above is based on information available at March 31, 2026 and 2025. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Financial information for the Company’s reportable segments for the fiscal years ended or at March 31 is summarized in the following tables:

	United States	Canada	Total

	(U.S. dollars in millions)
Year ended March 31, 2026
Revenues:
Retail	$2,787	$321	$3,108
Dealer	257	18	275
Operating leases	6,418	806	7,224
Total revenues	9,462	1,145	10,607
Leased vehicle expenses	4,504	575	5,079
Interest expense	2,522	215	2,737
Realized (gains)/losses on derivatives and foreign currency-denominated debt	298	28	326
Net revenues	2,138	327	2,465
Other income, net	152	22	174
Total net revenues	2,290	349	2,639
Expenses:
General and administrative expenses	614	57	671
Provision for credit losses	351	26	377
Early termination loss on operating leases	294	5	299
Income before income taxes and valuation adjustments	$1,031	$261	$1,292
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			321
Gain/(loss) on foreign currency revaluation of debt			(486)
Realized (gains)/losses included in segment profit			326
Consolidated income before income taxes			$1,453
Income tax expense	$193	$75	$268

March 31, 2026
Finance receivables, net	$48,965	$5,378	$54,343
Investment in operating leases, net	28,961	3,355	32,316
Total assets	82,079	9,127	91,206

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	United States	Canada	Total

	(U.S. dollars in millions)
Year ended March 31, 2025
Revenues:
Retail	$2,474	$274	$2,748
Dealer	268	23	291
Operating leases	5,634	816	6,450
Total revenues	8,376	1,113	9,489
Leased vehicle expenses	3,783	607	4,390
Interest expense	2,209	236	2,445
Realized (gains)/losses on derivatives and foreign currency-denominated debt	141	(12)	129
Net revenues	2,243	282	2,525
Other income, net	141	18	159
Total net revenues	2,384	300	2,684
Expenses:
General and administrative expenses	542	55	597
Provision for credit losses	293	13	306
Early termination loss on operating leases	135	1	136
Income before income taxes and valuation adjustments	$1,414	$231	$1,645
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			(172)
Gain/(loss) on foreign currency revaluation of debt			(10)
Realized (gains)/losses included in segment profit			129
Consolidated income before income taxes			$1,592
Income tax expense	$365	$50	$415

March 31, 2025
Finance receivables, net	$47,493	$5,023	$52,516
Investment in operating leases, net	27,316	3,280	30,596
Total assets	80,254	8,715	88,969

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	United States	Canada	Total

	(U.S. dollars in millions)
Year ended March 31, 2024
Revenues:
Retail	$1,855	$221	$2,076
Dealer	206	24	230
Operating leases	5,192	907	6,099
Total revenues	7,253	1,152	8,405
Leased vehicle expenses	3,641	699	4,340
Interest expense	1,464	239	1,703
Realized (gains)/losses on derivatives and foreign currency-denominated debt	(81)	(60)	(141)
Net revenues	2,229	274	2,503
Other income, net	110	18	128
Total net revenues	2,339	292	2,631
Expenses:
General and administrative expenses	503	54	557
Provision for credit losses	290	11	301
Early termination loss on operating leases	98	2	100
Income before income taxes and valuation adjustments	$1,448	$225	$1,673
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			(19)
Gain/(loss) on foreign currency revaluation of debt			25
Realized (gains)/losses included in segment profit			(141)
Consolidated income before income taxes			$1,538
Income tax expense	$385	$54	$439

March 31, 2024
Finance receivables, net	$42,419	$4,829	$47,248
Investment in operating leases, net	23,805	3,573	27,378
Total assets	69,722	8,747	78,469