Form 10-Q
period 2026-06-30
AMERICAN HONDA FINANCE CORP
filed 2026-08-11
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

(310) 783-2070
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of July 31, 2026, the number of outstanding shares of common stock of the registrant was 13,660,000, all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

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
For the quarter ended June 30, 2026

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
•the impact of tariffs enacted, proposed, revised or suspended by governments applicable to the automotive industry in countries in which Honda Motor Co., Ltd. operates, including retaliatory measures by foreign governments and the uncertainty surrounding the ultimate scope and duration of such tariffs;
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
Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 filed with the Securities and Exchange Commission (SEC) on June 18, 2026. Readers of this Quarterly Report should review the information contained in that report, and in any subsequent reports that we file with the SEC, as such risks and uncertainties may be amended, supplemented or superseded from time to time. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share data)

	June 30, 2026	March 31, 2026
Assets
Cash and cash equivalents	$1,843	$2,487
Finance receivables, net of allowance for credit losses of $450 and $436	54,888	54,343
Investment in operating leases, net	32,747	32,316
Due from Parent and affiliated companies	187	147
Income taxes receivable	156	101
Other assets	1,211	1,243
Derivative instruments	544	569
Total assets	$91,576	$91,206
Liabilities and Equity
Debt	$65,184	$64,788
Due to Parent and affiliated companies	141	180
Income taxes payable	63	35
Deferred income taxes	5,922	5,774
Other liabilities	1,585	2,059
Derivative instruments	604	661
Total liabilities	73,499	73,497
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of June 30, 2026 and March 31, 2026	1,366	1,366
Retained earnings	15,760	15,369
Accumulated other comprehensive loss	(195)	(170)
Total shareholder’s equity	16,931	16,565
Noncontrolling interest in subsidiary	1,146	1,144
Total equity	18,077	17,709
Total liabilities and equity	$91,576	$91,206

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	June 30, 2026	March 31, 2026
Finance receivables, net	$15,791	$16,149
Other assets	679	695
Total assets	$16,470	$16,844

Secured debt	$14,908	$15,344
Other liabilities	24	24
Total liabilities	$14,932	$15,368

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2026	2025
Revenues:
Retail	$788	$762
Dealer	65	69
Operating leases	1,867	1,767
Total revenues	2,720	2,598
Leased vehicle expenses	1,235	1,180
Interest expense	675	676
Net revenues	810	742
Other income, net	35	43
Total net revenues	845	785
Expenses:
General and administrative expenses	145	136
Provision for credit losses	86	103
Early termination loss on operating leases	49	47
(Gain)/Loss on derivative instruments	43	(744)
(Gain)/Loss on foreign currency revaluation of debt	(42)	731
Total expenses	281	273
Income before income taxes	564	512
Income tax expense	148	137
Net income	416	375
Less: Net income attributable to noncontrolling interest	25	28
Net income attributable to American Honda Finance Corporation	$391	$347

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2026	2025
Net income	$416	$375
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(48)	128
Comprehensive income	368	503
Less: Comprehensive income attributable to noncontrolling interest	2	89
Comprehensive income attributable to American Honda Finance Corporation	$366	$414

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income (loss)	Common stock	Noncontrolling interest
Balance at March 31, 2025	$17,679	$15,448	$(209)	$1,366	$1,074
Net income	375	347	—	—	28
Other comprehensive income	128	—	67	—	61
Balance at June 30, 2025	$18,182	$15,795	$(142)	$1,366	$1,163

Balance at March 31, 2026	$17,709	$15,369	$(170)	$1,366	$1,144
Net income	416	391	—	—	25
Other comprehensive loss	(48)		(25)	—	(23)
Balance at June 30, 2026	$18,077	$15,760	$(195)	$1,366	$1,146

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$416	$375
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	(88)	(84)
Provision for credit losses	86	103
Early termination loss on operating leases	49	47
Depreciation on leased vehicles	1,224	1,164
Accretion of unearned subsidy income	(354)	(339)
Amortization of deferred dealer participation and other deferred costs	124	111
Gain on disposition of leased vehicles	(25)	(19)
Deferred income taxes	158	(78)
Changes in operating assets and liabilities:
Income taxes receivable/payable	(27)	157
Other assets	2	—
Accrued interest/discounts on debt	33	11
Other liabilities	(2)	36
Due to/from Parent and affiliated companies	(70)	(43)
Net cash provided by operating activities	1,526	1,441
Cash flows from investing activities:
Finance receivables acquired	(7,694)	(7,819)
Principal collected on finance receivables	6,777	6,232
Net change in wholesale loans	78	(166)
Purchase of operating lease vehicles	(4,560)	(4,404)
Disposal of operating lease vehicles	2,769	2,171
Cash received for unearned subsidy income	394	385
Other investing activities, net	(1)	(1)
Net cash used in investing activities	(2,237)	(3,602)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Three months ended June 30,
	2026	2025
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$6,795	$9,508
Paydown of commercial paper	(4,074)	(8,840)
Proceeds from issuance of short-term debt	—	600
Paydown of short-term debt	(600)	(1,100)
Proceeds from issuance of related party debt	—	1,000
Paydown of related party debt	—	(1,800)
Proceeds from issuance of medium-term notes and other debt	1,993	3,577
Paydown of medium-term notes and other debt	(3,025)	(2,411)
Proceeds from issuance of secured debt	1,995	2,294
Paydown of secured debt	(2,427)	(2,014)
Dividends paid	(599)	—
Net cash provided by financing activities	58	814
Effect of exchange rate changes on cash and cash equivalents	(5)	12
Net decrease in cash and cash equivalents	(658)	(1,335)
Cash and cash equivalents and restricted cash at beginning of period	3,126	4,767
Cash and cash equivalents and restricted cash at end of period	$2,468	$3,432
Supplemental disclosures of cash flow information:
Interest paid	$538	$593
Income taxes paid	$18	$56

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	June 30,
	2026	2025
Cash and cash equivalents	$1,843	$2,728
Restricted cash included in other assets (1)	625	704
Total	$2,468	$3,432
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

Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year or for any other interim period. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements, significant accounting policies, and the other notes to the consolidated financial statements for the fiscal year ended March 31, 2026 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on June 18, 2026. All significant intercompany balances and transactions have been eliminated upon consolidation.

Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments address investor requests for more transparent information. The primary goal is to improve the decision-usefulness of expense information on public business entities’ income statements through the disaggregation of relevant expense captions in the notes to the financial statements. The amendments are effective for the Company for fiscal years beginning April 1, 2027 and for interim periods beginning April 1, 2028. The Company is currently assessing the impact of this standard on the consolidated financial statements.
All other ASUs issued but not adopted were assessed and determined to be not applicable or are not expected to have a material impact on the Company's consolidated financial statements or financial statement disclosures.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	June 30, 2026
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$50,750	$4,696	$55,446
Allowance for credit losses	(441)	(9)	(450)
Deferred dealer participation and other deferred costs	704	—	704
Unearned subsidy income	(812)	—	(812)
Finance receivables, net	$50,201	$4,687	$54,888

	March 31, 2026
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$50,173	$4,703	$54,876
Allowance for credit losses	(427)	(9)	(436)
Deferred dealer participation and other deferred costs	688	—	688
Unearned subsidy income	(785)	—	(785)
Finance receivables, net	$49,649	$4,694	$54,343

Finance receivables include retail loans with a net carrying amount of $15.8 billion and $16.1 billion as of June 30, 2026 and March 31, 2026, respectively, which have been transferred to bankruptcy-remote special purpose entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three months ended June 30, 2026
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of April 1, 2026	$427	$9	$436
Provision	86	—	86
Charge-offs	(113)	—	(113)
Recoveries	41	—	41
Effect of translation adjustment	—	—	—
Ending balance as of June 30, 2026	$441	$9	$450

	Three months ended June 30, 2025
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of April 1, 2025	$387	$9	$396
Provision	103	—	103
Charge-offs	(102)	—	(102)
Recoveries	37	—	37
Effect of translation adjustment	1	—	1
Ending balance as of June 30, 2025	$426	$9	$435

The allowance increased during the three months ended June 30, 2026 primarily due to the increase to the estimate of expected credit losses attributable to the increasing trend of delinquencies and net charge-offs.

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

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
June 30, 2026
Retail loans:
New automobile	$415	$112	$26	$553	$39,848	$40,401
Used and certified automobile	169	44	9	222	8,425	8,647
Motorcycle and other	23	10	5	38	1,556	1,594
Total retail loans	607	166	40	813	49,829	50,642
Dealer loans:
Wholesale flooring	—	—	—	—	3,062	3,062
Commercial loans	—	—	—	—	1,634	1,634
Total dealer loans	—	—	—	—	4,696	4,696
Total finance receivables	$607	$166	$40	$813	$54,525	$55,338

March 31, 2026
Retail loans:
New automobile	$402	$89	$22	$513	$39,405	$39,918
Used and certified automobile	165	35	8	208	8,360	8,568
Motorcycle and other	23	9	5	37	1,553	1,590
Total retail loans	590	133	35	758	49,318	50,076
Dealer loans:
Wholesale flooring	—	—	—	—	3,136	3,136
Commercial loans	—	—	—	—	1,567	1,567
Total dealer loans	—	—	—	—	4,703	4,703
Total finance receivables	$590	$133	$35	$758	$54,021	$54,779

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2027	2026	2025	2024	2023	Prior	Total

	(U.S. dollars in millions)
June 30, 2026
Credit grade A	$4,372	$12,010	$8,420	$4,810	$1,609	$613	$31,834
Credit grade B	1,080	3,368	2,418	1,636	686	290	9,478
Credit grade C	796	2,454	1,742	1,099	438	212	6,741
Credit grade D	249	702	513	266	92	56	1,878
Others	76	245	201	118	43	28	711
Total retail loans	$6,573	$18,779	$13,294	$7,929	$2,868	$1,199	$50,642
Gross charge-offs for the three months ended June 30, 2026	$—	$41	$39	$21	$8	$4	$113

	Retail loans by vintage fiscal year

	2026	2025	2024	2023	2022	Prior	Total

	(U.S. dollars in millions)
March 31, 2026
Credit grade A	$13,406	$9,504	$5,625	$1,948	$659	$243	$31,385
Credit grade B	3,659	2,696	1,879	808	295	113	9,450
Credit grade C	2,664	1,954	1,255	510	208	82	6,673
Credit grade D	767	584	307	109	49	28	1,844
Others	272	229	136	51	25	11	724
Total retail loans	$20,768	$14,967	$9,202	$3,426	$1,236	$477	$50,076
Gross charge-offs for the fiscal year ended March 31, 2026	$63	$204	$141	$55	$19	$11	$493
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

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2027	2026	2025	2024	2023	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
June 30, 2026
Group I	$39	$45	$130	$103	$49	$123	$1,045	$1,751	$3,285
Group II	1	1	13	28	2	30	25	1,311	1,411
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$40	$46	$143	$131	$51	$153	$1,070	$3,062	$4,696
Gross charge-offs for the three months ended June 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Commercial loans by vintage fiscal year

	2026	2025	2024	2023	2022	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
March 31, 2026
Group I	$50	$135	$104	$50	$8	$125	$965	$1,853	$3,290
Group II	2	13	56	2	5	26	26	1,283	1,413
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$52	$148	$160	$52	$13	$151	$991	$3,136	$4,703
Gross charge-offs for the fiscal year ended March 31, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loan Modifications
The contractual terms of loans may be modified when borrowers are experiencing financial difficulties in an effort to mitigate losses. There were no dealer loans that were modified for dealers experiencing financial difficulties during the three months ended June 30, 2026. Payment deferrals are granted on retail loans, however the delays in payments are considered insignificant since the number of deferred payments are limited and interest continues to accrue during the deferral period. In certain situations, the Company may grant term extensions on retail loans in the United States. Term extensions extend the maturity date of the loan, which reduces the monthly payments over the remaining extended term of the loan. Term extensions do not change the contractual interest rates or reduce the outstanding principal balances. During the three months ended June 30, 2026, term extensions were not material to the Company’s consolidated financial statements. Retail loans may also be modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, which may include interest rate adjustments, term extensions, and principal forgiveness. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the three months ended June 30, 2026.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	June 30, 2026	March 31, 2026

	(U.S. dollars in millions)
Operating lease vehicles (1)	$40,344	$39,805
Accumulated depreciation	(6,431)	(6,358)
Deferred dealer participation and initial direct costs	123	123
Unearned subsidy income	(1,092)	(1,063)
Estimated early termination losses	(197)	(191)
Investment in operating leases, net	$32,747	$32,316
 ________________________
(1)Net of investment tax credits.

Operating lease revenue consisted of the following:

	Three months ended June 30,
	2026	2025
	(U.S. dollars in millions)
Lease payments	$1,662	$1,568
Subsidy income and dealer rate participation, net	205	199
Total operating lease revenue, net	$1,867	$1,767

Leased vehicle expenses consisted of the following:

	Three months ended June 30,
	2026	2025

	(U.S. dollars in millions)
Depreciation expense	$1,224	$1,164
Initial direct costs and other lessor costs	36	35
Gain on disposition of leased vehicles	(25)	(19)
Total leased vehicle expenses, net	$1,235	$1,180

Contractual operating lease payments due as of June 30, 2026 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve-month periods ending June 30,	(U.S. dollars in millions)

2027	$5,878
2028	3,891
2029	1,653
2030	260
2031	61
Total	$11,743

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company recognized early termination losses on operating leases of $49 million and $47 million during the three months ended June 30, 2026 and 2025, respectively. Net realized losses totaled $43 million and $38 million during the three months ended June 30, 2026 and 2025, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $10 million and $9 million for the three months ended June 30, 2026 and 2025, respectively.
No impairment losses due to declines in estimated residual values were recognized during both the three months ended June 30, 2026 and 2025.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with floating or fixed interest rates. Outstanding debt, net of discounts and fees, and weighted average contractual interest rates were as follows:

			Weighted average contractual interest rate (1)
	June 30, 2026	March 31, 2026	June 30, 2026	March 31, 2026

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,638	$2,929	3.83%	3.64%
Bank loans	2,355	2,382	3.73%	3.73%
Public MTN Program	39,084	40,726	4.01%	3.91%
Other debt	3,199	3,407	3.76%	3.74%
Total unsecured debt	50,276	49,444
Secured debt	14,908	15,344	4.29%	4.33%
Total debt	$65,184	$64,788
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields. Weighted average contractual interest rate of short-term debt was 3.83% and 3.77% as of June 30, 2026 and March 31, 2026, respectively.

As of June 30, 2026, the outstanding principal balance of long-term debt with floating interest rates totaled $11.7 billion, long-term debt with fixed interest rates totaled $47.4 billion, and short-term debt with floating or fixed interest rates totaled $6.2 billion. As of March 31, 2026, the outstanding principal balance of long-term debt with floating interest rates totaled $14.2 billion, long-term debt with fixed interest rates totaled $46.7 billion, and short-term debt with floating or fixed interest rates totaled $4.1 billion.
Commercial Paper
As of both June 30, 2026 and March 31, 2026, the Company had commercial paper programs that provide the Company with available funds of up to $10.3 billion, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $4.0 billion and $6.6 billion during the three months ended June 30, 2026 and 2025, respectively. The maximum balance outstanding at any month-end during the three months ended June 30, 2026 and 2025 was $5.6 billion and $7.3 billion, respectively.
Related Party Debt
From time to time, AHFC issues fixed rate short-term debt to AHM to fund AHFC's general corporate operations. The Company incurred no interest expense on related party debt for the three months ended June 30, 2026 and incurred $20 million for the three months ended June 30, 2025.
Bank Loans
Outstanding bank loans at June 30, 2026 were long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of June 30, 2026 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Public Medium-Term Note (MTN) Program (the Public MTN Program)
In August 2025, AHFC renewed its Public MTN Program by filing a registration statement with the SEC under which it may issue up to $45.0 billion aggregate principal amount of MTNs. The aggregate principal amount of MTNs offered under the Public MTN Program may be increased from time to time. MTNs outstanding under the Public MTN Program as of June 30, 2026 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. MTNs under the Public MTN Program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales. The Public MTN Program is supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of June 30, 2026 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt (Asset-Backed Securities)
The Company issues secured debt through financing transactions that are secured by assets held by issuing SPEs. Secured debt outstanding as of June 30, 2026 was long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the secured debt is dependent on the performance of the underlying retail loans. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains an $8.5 billion syndicated bank credit facility that includes a $2.8 billion 364-day credit agreement, which expires on February 19, 2027, a $2.8 billion credit agreement, which expires on February 20, 2029, and a $2.8 billion credit agreement, which expires on February 20, 2031. As of June 30, 2026, no amounts were drawn upon under any of the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.4 billion syndicated bank credit facility that includes a $704 million credit agreement, which expires on March 25, 2027 and a $704 million credit agreement, which expires on March 25, 2029. As of June 30, 2026, no amounts were drawn upon under any of the HCFI credit agreements. HCFI intends to renew or replace these credit agreements prior to or on the expiration dates.
These credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans drawn from these credit agreements would be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. These credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of June 30, 2026, no amounts were drawn upon under these credit agreements. These credit agreements expire in September 2026. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 5. Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 12 regarding the valuation of derivative instruments.

	June 30, 2026			March 31, 2026
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$76,720	$330	$370	$74,630	$228	$442
Cross currency swaps	8,705	214	234	10,807	341	219
Gross derivative assets/liabilities		544	604		569	661
Collateral posted/held		18	3		24	(2)
Counterparty netting adjustment		(476)	(476)		(419)	(419)
Net derivative assets/liabilities		$86	$131		$174	$240

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended June 30,
	2026	2025

	(U.S. dollars in millions)
Interest rate swaps	$(2)	$18
Cross currency swaps	(41)	726
Total gain/(loss) on derivative instruments	$(43)	$744

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended June 30,
Income Statement	2026	2025

	(U.S. dollars in millions)
Revenue:
Subsidy income	$350	$338
Interest expense:
Related party debt	—	20
General and administrative expenses:
Support Compensation Agreement fees	24	23
Benefit plan expenses	1	2
Shared services	19	19
Lease expense	1	1

Balance Sheet	June 30, 2026	March 31, 2026

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(790)	$(764)
Investment in operating leases, net:
Unearned subsidy income	(1,091)	(1,062)
Due from Parent and affiliated companies	187	147
Liabilities:
Due to Parent and affiliated companies	141	180
Other liabilities:
Accrued benefit expenses	67	66
Dividend payable	—	599
Operating lease liabilities	5	6

Support Agreements
HMC and AHFC are parties to a Keep Well Agreement, effective as of September 9, 2005. This Keep Well Agreement provides that HMC will (1) maintain (directly or indirectly) at least 80% ownership in AHFC’s voting stock and not pledge (directly or indirectly), or in any way encumber or otherwise dispose of, any such stock of AHFC that it is required to hold (or permit any of HMC’s subsidiaries to do so), (2) cause AHFC to have a positive consolidated tangible net worth with tangible net worth defined as (a) shareholder's equity less (b) any intangible assets, determined on a consolidated basis in accordance with GAAP, and (3) ensure that AHFC has sufficient liquidity to meet its payment obligations for debt HMC has confirmed in writing is covered by this Keep Well Agreement, in accordance with its terms, or where necessary make available to AHFC, or HMC shall procure for AHFC, sufficient funds to enable AHFC to meet such obligations in accordance with such terms. This Keep Well Agreement is not a guarantee by HMC.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
HMC and HCFI are parties to a Keep Well Agreement effective as of September 26, 2005. This Keep Well Agreement provides that HMC will (1) maintain (directly or indirectly) at least 80% ownership in HCFI’s voting stock and not pledge (directly or indirectly), or in any way encumber or otherwise dispose of, any such stock of HCFI that it is required to hold (or permit any of HMC’s subsidiaries to do so), (2) cause HCFI to have a positive consolidated tangible net worth with tangible net worth defined as (a) shareholder's equity less (b) any intangible assets, determined on a consolidated basis in accordance with generally accepted accounting principles in Canada, and (3) ensure that HCFI has sufficient liquidity to meet its payment obligations for debt HMC has confirmed in writing is covered by this Keep Well Agreement, in accordance with its terms, or where necessary make available to HCFI, or HMC shall procure for HCFI, sufficient funds to enable HCFI to meet such obligations in accordance with such terms. This Keep Well Agreement is not a guarantee by HMC.
Debt programs supported by the Keep Well Agreements consist of the Company’s commercial paper programs, Public MTN Program, and HCFI’s private placement debt and loans drawn from AHFC's and HCFI's syndicated bank credit facilities. In connection with the above agreements, AHFC and HCFI have entered into separate Support Compensation Agreements, where each has agreed to pay HMC a quarterly fee based on the amount of outstanding debt that benefits from the Keep Well Agreements. Support Compensation Agreement fees are recognized in general and administrative expenses.
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
Other
The majority of the amounts due from the Parent and affiliated companies at June 30, 2026 and March 31, 2026 were related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at June 30, 2026 and March 31, 2026 were related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
AHFC leases its premises from AHM and HCFI leases its premises from HCI.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
AHFC declared cash dividends to the Parent of $484 million and $562 million in July 2026 and 2025, respectively.
HCFI declared cash dividends to AHFC of $111 million and $74 million in July 2026 and 2025, respectively. HCFI declared cash dividends to HCI of $101 million and $68 million in July 2026 and 2025, respectively.

Note 7. Income Taxes
The Company’s effective tax rate was 26.2% and 26.8% for the three months ended June 30, 2026 and 2025, respectively. The Company's effective tax rate for the three months ended June 30, 2026 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At June 30, 2026, $997 million of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of June 30, 2026 were to be distributed, the tax liability associated with these earnings would be $93 million, inclusive of currency translation adjustments.
As of June 30, 2026, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2023 through 2025, and for various U.S. state returns filed for the taxable years ended March 31, 2014 through 2025. The Company’s Canadian subsidiary, HCFI, is subject to examination for federal and provincial returns filed for the taxable years ended March 31, 2019 through 2025. The Company believes appropriate provision has been made for all outstanding issues for all open years.

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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At June 30, 2026, maturities of operating lease liabilities were as follows:

Twelve-month periods ending June 30,	(U.S. dollars in millions)

2027	$10
2028	9
2029	7
2030	8
2031	7
Thereafter	8
Total undiscounted future lease obligations	49
Less: imputed interest	(4)
Operating lease liabilities	$45

Lease expense under operating leases was $2 million for both the three months ended June 30, 2026 and 2025. Lease expense is included within general and administrative expenses.
As of June 30, 2026, the weighted average remaining lease term for operating leases was 5.6 years and the weighted average remaining discount rate for operating leases was 3%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and meeting general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $739 million as of June 30, 2026. The Company also has commitments to finance the construction of automobile dealership facilities. There was no remaining unfunded balance for these construction loans as of June 30, 2026.

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
During the three months ended June 30, 2026 and 2025, the Company issued secured debt through asset-backed securitizations, which were accounted for as secured financing transactions totaling $2.0 billion and $2.3 billion, respectively. The secured debt was secured by assets with an initial balance of $2.2 billion and $2.5 billion, respectively.
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

	June 30, 2026

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$15,791	$625	$54	$14,908	$24

	March 31, 2026

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$16,149	$639	$56	$15,344	$24
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of June 30, 2026 and March 31, 2026, AHFC and HCFI had combined cash collections of $881 million and $904 million, respectively, which were required to be remitted to the SPEs.

Note 10. Other Assets
Other assets consisted of the following:

	June 30, 2026	March 31, 2026

	(U.S. dollars in millions)
Accrued interest and fees on finance receivables	$197	$200
Accrued lease payments and fees on operating leases	91	90
Vehicles held for disposition	144	153
Restricted cash	625	639
Operating lease right-of-use assets	37	39
Other miscellaneous assets	117	122
Total	$1,211	$1,243

Note 11. Other Liabilities
Other liabilities consisted of the following:

	June 30, 2026	March 31, 2026

	(U.S. dollars in millions)
Dealer payables	$261	$246
Accrued interest expense	562	451
Accounts payable and accrued expenses	357	349
Lease security deposits	44	44
Unearned income, operating leases	306	310
Operating lease liabilities	45	47
Uncertain tax positions	1	1
Dividend payable	—	599
Other liabilities	9	12
Total	$1,585	$2,059

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of recurring fair value measurements:

	June 30, 2026
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$330	$—	$330
Cross currency swaps	—	214	—	214
Total assets	$—	$544	$—	$544
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$370	$—	$370
Cross currency swaps	—	234	—	234
Total liabilities	$—	$604	$—	$604

	March 31, 2026
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$228	$—	$228
Cross currency swaps	—	341	—	341
Total assets	$—	$569	$—	$569
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$442	$—	$442
Cross currency swaps	—	219	—	219
Total liabilities	$—	$661	$—	$661
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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the three months ended June 30, 2026 and 2025. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Nonrecurring Fair Value Measurements
The following tables summarize the fair value hierarchy of nonrecurring fair value measurements:

	Level 1	Level 2	Level 3	Total	Total loss recognized

	(U.S. dollars in millions)
June 30, 2026
Vehicles held for disposition	$—	$—	$129	$129	$46
June 30, 2025
Vehicles held for disposition	$—	$—	$119	$119	$46
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

	June 30, 2026
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,687	—	—	$4,346	$4,346
Retail loans, net	50,201	—	—	50,197	50,197
Liabilities:
Commercial paper	$5,638	—	$5,638	—	$5,638
Bank loans	2,355	—	2,356	—	2,356
Public MTN Program	39,084	—	38,841	—	38,841
Other debt	3,199	—	3,236	—	3,236
Secured debt	14,908	—	14,918	—	14,918

	March 31, 2026
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,694	—	—	$4,222	$4,222
Retail loans, net	49,649	—	—	49,713	49,713
Liabilities:
Commercial paper	$2,929	—	$2,929	—	$2,929
Bank loans	2,382	—	2,374	—	2,374
Public MTN Program	40,726	—	40,411	—	40,411
Other debt	3,407	—	3,425	—	3,425
Secured debt	15,344	—	15,395	—	15,395

Fair value information presented in the tables above is based on information available at June 30, 2026 and March 31, 2026. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the three months ended June 30, 2026 and 2025 is summarized in the following tables:

	United States	Canada	Total

	(U.S. dollars in millions)
Three months ended June 30, 2026
Revenues:
Retail	$707	$81	$788
Dealer	60	5	65
Operating leases	1,666	201	1,867
Total revenues	2,433	287	2,720
Leased vehicle expenses	1,095	140	1,235
Interest expense	621	54	675
Realized (gains)/losses on derivatives and foreign currency denominated debt	83	6	89
Net revenues	634	87	721
Other income, net	29	6	35
Total net revenues	663	93	756
Expenses:
General and administrative expenses	131	14	145
Provision for credit losses	76	10	86
Early termination loss on operating leases	49	—	49
Income before income taxes and valuation adjustments	$407	$69	$476
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			(43)
Gain/(loss) on foreign currency revaluation of debt			42
Realized (gains)/losses included in segment profit			89
Consolidated income before income taxes			$564
Income tax expense	$129	$19	$148

June 30, 2026
Finance receivables, net	$49,434	$5,454	$54,888
Investment in operating leases, net	29,339	3,408	32,747
Total assets	82,342	9,234	91,576

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Total

	(U.S. dollars in millions)
Three months ended June 30, 2025
Revenues:
Retail	$684	$78	$762
Dealer	64	5	69
Operating leases	1,562	205	1,767
Total revenues	2,310	288	2,598
Leased vehicle expenses	1,033	147	1,180
Interest expense	622	54	676
Realized (gains)/losses on derivatives and foreign currency denominated debt	65	6	71
Net revenues	590	81	671
Other income, net	38	5	43
Total net revenues	628	86	714
Expenses:
General and administrative expenses	122	14	136
Provision for credit losses	98	5	103
Early termination loss on operating leases	46	1	47
Income before income taxes and valuation adjustments	$362	$66	$428
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			744
Gain/(loss) on foreign currency revaluation of debt			(731)
Realized (gains)/losses included in segment profit			71
Consolidated income before income taxes			$512
Income tax expense	$116	$21	$137

June 30, 2025
Finance receivables, net	$48,707	$5,567	$54,274
Investment in operating leases, net	28,256	3,536	31,792
Total assets	81,648	9,445	91,093

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
References in this report to our “fiscal year 2027” and “fiscal year 2026” refer to our fiscal year ending March 31, 2027 and our fiscal year ended March 31, 2026, respectively.

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
Operating Environment Overview
Consumer financing acquisition volumes benefited from strong new automobile sales, resulting in continued growth in our consumer financing assets during the first quarter of fiscal year 2027.
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
Leased vehicle values for our maturing leases remained strong during the first quarter of fiscal year 2027 with return rates remaining near historically low levels. However, significant declines in used battery electric vehicle (BEV) prices across the industry, driven by rapid technological change, shifting consumer incentives, and uncertainty regarding long-term battery performance and charging infrastructure, have caused volatility in BEV residual values. Ongoing uncertainty in the BEV market—including fluctuating government incentive programs, evolving regulatory requirements, and changing consumer preferences—may continue to affect future lease profitability, consumer demand, and residual value performance.
There remains significant uncertainty surrounding tariffs and trade policies amid the revisions to and suspension of tariffs by the Trump Administration and the various retaliatory measures taken or threatened by foreign countries.

Segment Results—Comparison of the Three months ended June 30, 2026 and 2025
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Total Segments
	Three months ended June 30,		Difference		Three months ended June 30,		Difference		Three months ended June 30,
	2026	2025	Amount	%	2026	2025	Amount	%	2026	2025

	(U.S. dollars in millions)
Revenues:
Retail	$707	$684	$23	3%	$81	$78	$3	4%	$788	$762
Dealer	60	64	(4)	(6)%	5	5	—	—%	65	69
Operating leases	1,666	1,562	104	7%	201	205	(4)	(2)%	1,867	1,767
Total revenues	2,433	2,310	123	5%	287	288	(1)	—%	2,720	2,598
Leased vehicle expenses	1,095	1,033	62	6%	140	147	(7)	(5)%	1,235	1,180
Interest expense	621	622	(1)	—%	54	54	—	—%	675	676
Realized losses/(gains) on derivatives and foreign currency debt	83	65	18	28%	6	6	—	—%	89	71
Net revenues	634	590	44	7%	87	81	6	7%	721	671
Other income	29	38	(9)	(24)%	6	5	1	20%	35	43
Total net revenues	663	628	35	6%	93	86	7	8%	756	714
Expenses:
General and administrative expenses	131	122	9	7%	14	14	—	—%	145	136
Provision for credit losses	76	98	(22)	(22)%	10	5	5	100%	86	103
Early termination loss on operating leases	49	46	3	7%	—	1	(1)	—%	49	47
Income before income taxes and valuation adjustments	$407	$362	$45	12%	$69	$66	$3	5%	$476	$428

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Three months ended June 30,		Difference		Three months ended June 30,		Difference
	2026	2025	Amount	%	2026	2025	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$45,387	$44,585	$802	2%	$5,065	$4,950	$115	2%
Average outstanding units	2,245	2,289	(44)	(2)%	295	297	(2)	(1)%
Effective yield	6.2%	6.2%			6.4%	6.3%

Dealer loans:
Average outstanding balance	$4,271	$4,029	$242	6%	$444	$394	$50	13%
Effective yield	5.6%	6.3%			4.8%	5.2%

Operating leases:
Average outstanding balance	$29,159	$27,877	$1,282	5%	$3,434	$3,432	$2	—%
Average outstanding units	975	915	60	7%	141	154	(13)	(8)%
Average monthly revenue(2)	$569	$569	$—	—%	$477	$442	$35	8%
Average monthly depreciation(2),(3)	$381	$382	$(1)	—%	$343	$328	$15	5%

Debt:
Average outstanding balance	$59,079	$57,255	$1,824	3%	$6,147	$5,988	$159	3%
Effective interest rate	4.2%	4.3%			3.5%	3.6%
_______________________
(1)Average outstanding balances and units based on month end amounts during respective periods. Effective yields and interest rates based on average outstanding month end balances.
(2)U.S. dollars per unit. Average monthly revenue and depreciation based on average outstanding month end units.
(3)Excludes gains on disposition of leased vehicles.

United States Segment
Revenues
–Revenue from retail loans increased due to higher average outstanding balances.
–Revenue from dealer loans decreased due to lower yields, which was partially offset by higher average outstanding balances.
–Operating lease revenue increased due to higher average outstanding units.
Leased vehicle expenses
Leased vehicle expenses increased due to higher average outstanding units.
Interest expense
Interest expense decreased due to lower average interest rates which was partially offset by higher average outstanding debt. See “—Liquidity and Capital Resources” below for more information.

Realized (gains)/losses on derivatives and foreign currency debt
Net realized losses during the first quarter of fiscal year 2027 consisted of losses on foreign currency revaluation of debt of $117 million, losses on pay-float interest rate swaps of $20 million and losses on pay-fixed interest rate swaps of $16 million which was partially offset by gains on cross-currency interest rate swaps of $70 million.
Provision for credit losses
Provision for credit losses decreased due to the lower increase to our estimate of expected credit losses during the first quarter of fiscal year 2027 as compared to the same period during fiscal year 2026. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases increased due to the increase in realized losses. See “—Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans increased due to higher yields and higher average outstanding balances.
–Revenue from dealer loans was consistent.
–Operating lease revenue decreased primarily due to lower average outstanding units.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units.
Interest expense
Interest expense was consistent. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivative instruments
Net realized losses during the first quarter of fiscal year 2027 were attributable to losses on pay-fixed interest rate swaps of $9 million which was partially offset by gains on pay-float interest rate swaps of $3 million.
Provision for credit losses
Provision for credit losses increased due to the larger increase to our estimate of expected credit losses on our retail loans reflecting the increasing trend of delinquencies and net charge-offs. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
We recognized early termination losses on operating leases of less than $1 million and $1 million during the first quarter of fiscal year 2027 and 2026, respectively. See “—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 26.2% for the first quarter of fiscal year 2027 compared to 26.8% for the same period in fiscal year 2026. The Company's effective tax rate for the three months ended June 30, 2026 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended June 30,
	2026		2025
	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	150	96	150	105
Used automobile	33	13	33	13
Motorcycle and other	19	7	23	7
Total retail loans	202	116	206	125
Leases	105	104	102	70

Canada Segment
Retail loans	26	17	31	22
Leases	17	16	15	14

Consolidated
Retail loans	228	133	237	147
Leases	122	120	117	84
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
Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended June 30,
	2026	2025
United States Segment
New automobile	67%	65%
Motorcycle	33%	42%

Canada Segment
New automobile	80%	82%
Motorcycle	32%	33%

Consolidated
New automobile	68%	67%
Motorcycle	33%	41%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	June 30, 2026	March 31, 2026	June 30, 2026	March 31, 2026

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	$36,284	$35,852	1,636	1,640
Used automobile	7,458	7,396	404	401
Motorcycle and other	1,450	1,451	203	204
Total retail loans	$45,192	$44,699	2,243	2,245
Investment in operating leases	$29,339	$28,961	980	969

Securitized retail loans (2)	$15,279	$15,535	933	924

Canada Segment
Retail loans	$5,009	$4,950	297	292
Investment in operating leases	$3,408	$3,355	141	140

Securitized retail loans (2)	$512	$614	49	55

Consolidated
Retail loans	$50,201	$49,649	2,540	2,537
Investment in operating leases	$32,747	$32,316	1,121	1,109

Securitized retail loans (2)	$15,791	$16,149	982	979
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans represent the portion of total managed assets that have been transferred to bankruptcy-remote special purpose entities but continue to be recognized on our balance sheet.

In the United States and Canada segments, retail loan acquisition volumes decreased by 2% and 16%, respectively, and lease acquisition volumes increased by 3% and 13%, respectively, during the first three months of fiscal year 2027 compared to the same period in fiscal year 2026. The decrease in retail acquisition volumes was primarily due to the decrease in sponsored program volumes. The increase in lease acquisition volumes was primarily due to the increase in sponsored program volumes.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	June 30, 2026	March 31, 2026
United States Segment
Automobile	29%	30%
Motorcycle	97%	97%
Other	16%	16%

Canada Segment
Automobile	28%	28%
Motorcycle	96%	97%
Other	95%	96%

Consolidated
Automobile	29%	29%
Motorcycle	97%	97%
Other	19%	19%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	June 30, 2026	March 31, 2026	June 30, 2026	March 31, 2026

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,060	$2,077	59	61
Motorcycle	575	640	66	71
Other	22	28	12	16
Total wholesale flooring loans	$2,657	$2,745	137	148
Commercial loans	$1,585	$1,521

Canada Segment
Wholesale flooring loans	$402	$389	38	38
Commercial loans	$43	$39

Consolidated
Wholesale flooring loans	$3,059	$3,134	175	186
Commercial loans	$1,628	$1,560
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment		Canada Segment		Consolidated

	As of or for the three months ended June 30,
	2026	2025	2026	2025	2026	2025

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$416	$383	$20	$13	$436	$396
Provision for credit losses	76	98	10	5	86	103
Charge-offs, net of recoveries	(68)	(61)	(4)	(4)	(72)	(65)
Effect of translation adjustment	—	—	—	1	—	1
Allowance for credit losses at end of period	$424	$420	$26	$15	$450	$435

Charge-offs as a percentage of average receivable balance (1), (3)	0.55%	0.50%	0.31%	0.28%	0.52%	0.48%
Allowance as a percentage of ending receivable balance (1)	0.85%	0.85%	0.49%	0.27%	0.81%	0.79%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$197	$184	$8	$8	$205	$192
As a percentage of ending receivable balance (1),(2)	0.39%	0.37%	0.14%	0.14%	0.37%	0.35%

Operating leases:
Early termination loss on operating leases	$49	$46	$—	$1	$49	$47
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
(3)Percentages for the three months ended June 30, 2026 and 2025 have been annualized.

In the United States segment, we recognized a provision for credit losses on our finance receivables of $76 million and $98 million during the first three months of fiscal year 2027 and 2026, respectively. The decrease in the provision for credit losses was due to the lower increase to our estimate of expected credit losses on our retail loans during the first three months of fiscal year 2027 as compared to the same period during fiscal year 2026. The continued increase in net charge-offs primarily was due to an increase in the frequency of defaults as higher transaction prices, inflationary pressures, rising insurance premiums, and other factors are affecting consumers' ability to perform on their obligations. We recognized early termination losses on operating leases of $49 million and $46 million during the first three months of fiscal year 2027 and 2026, respectively. Early termination losses on operating leases increased due to the increase in realized losses. Higher operating lease delinquencies and loss severities contributed to the increase in our estimate of early termination losses.
In the Canada segment, we recognized a provision for credit losses on our finance receivables of $10 million and $5 million during the first three months of fiscal year 2027 and 2026, respectively. Provision for credit losses increased due to the increase in provision for retail loans as a result of higher expected losses due to an increase in the trend of delinquencies and charge-offs. We recognized early termination losses on operating leases of less than $1 million and $1 million during the first three months of fiscal year 2027 and fiscal year 2026, respectively.

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
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Changes to estimated end of term residual values are recognized prospectively as adjustments to depreciation expense on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured as to the amounts by which carrying amounts exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first three months of fiscal year 2027.
The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended June 30,
	2026	2025

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	87	69
Sales through auctions and dealer direct programs (3)	2	1
Total termination units	89	70

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	16	17
Sales through auctions and dealer direct programs (3)	—	—
Total termination units	16	17

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	103	86
Sales through auctions and dealer direct programs (3)	2	1
Total termination units	105	87
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
The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of June 30, 2026 and March 31, 2026 includes foreign currency-denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of June 30, 2026 and March 31, 2026, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on June 30, 2026. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.

Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate (1)
	June 30, 2026	March 31, 2026	June 30, 2026	March 31, 2026

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,537	$2,259	4.12%	3.99%
Bank loans	1,000	1,000	4.47%	4.48%
Public MTN Program	39,084	40,726	4.01%	3.91%
Total unsecured debt	44,621	43,985
Secured debt	14,447	14,783	4.32%	4.38%
Total debt	$59,068	$58,768

Canada Segment
Unsecured debt:
Commercial paper	$1,101	$670	2.65%	2.49%
Bank loans	1,355	1,382	3.19%	3.19%
Other debt	3,199	3,407	3.76%	3.74%
Total unsecured debt	5,655	5,459
Secured debt	461	561	3.13%	3.12%
Total debt	$6,116	$6,020

Consolidated
Unsecured debt:
Commercial paper	$5,638	$2,929	3.83%	3.64%
Bank loans	2,355	2,382	3.73%	3.73%
Public MTN Program	39,084	40,726	4.01%	3.91%
Other debt	3,199	3,407	3.76%	3.74%
Total unsecured debt	50,276	49,444
Secured debt	14,908	15,344	4.29%	4.33%
Total debt	$65,184	$64,788
______________________

(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.
Commercial Paper
As of June 30, 2026, we had commercial paper programs in the United States of $8.5 billion and in Canada of C$2.5 billion ($1.8 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the three months ended June 30, 2026, consolidated commercial paper month-end outstanding principal balances ranged from $3.6 billion to $5.6 billion.
Bank Loans
During the three months ended June 30, 2026, AHFC and HCFI did not enter into any loan agreements. As of June 30, 2026, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $106 million to $500 million. As of June 30, 2026, the remaining maturities of all bank loans outstanding ranged from 59 days to approximately 4.7 years. The weighted average remaining maturities of all bank loans was 2.2 years as of June 30, 2026.

Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of June 30, 2026, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
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
MTNs may have original maturities of 9 months or more from the date of issue, may be interest-bearing with either fixed or floating interest rates, or may be discounted notes. During the three months ended June 30, 2026, AHFC issued notes totaling $2.0 billion. The weighted average remaining maturities of all MTNs was 2.6 years as of June 30, 2026.
MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of June 30, 2026, management believes that AHFC was in compliance with all covenants under the indenture.
The table below presents a summary of outstanding debt issued under our Public MTN Program by currency:

	June 30, 2026	March 31, 2026

	(U.S. dollars in millions)
U.S. dollar	$30,334	$29,715
Euro	6,435	8,703
Sterling	2,315	2,308
Total	$39,084	$40,726
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the three months ended June 30, 2026, HCFI did not issue any notes. As of June 30, 2026, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 90 days to approximately 4.7 years. The weighted average remaining maturities of these notes was 2.6 years as of June 30, 2026.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of June 30, 2026, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

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
During the three months ended June 30, 2026, we issued secured debt through asset-backed securitizations totaling $2.0 billion, which were secured by assets with an initial balance of $2.2 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains an $8.5 billion syndicated bank credit facility that includes a $2.8 billion 364-day credit agreement, which expires on February 19, 2027, a $2.8 billion credit agreement, which expires on February 20, 2029, and a $2.8 billion credit agreement, which expires on February 20, 2031. As of June 30, 2026, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.4 billion) syndicated bank credit facility that includes a C$1.0 billion ($704 million) credit agreement, which expires on March 25, 2027 and a C$1.0 billion ($704 million) credit agreement, which expires on March 25, 2029. As of June 30, 2026, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace these credit agreements prior to or on the expiration dates.

These credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. These credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. These credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, each of the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of June 30, 2026, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. These credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of June 30, 2026, no amounts were drawn upon under these credit agreements. These credit agreements expire in September 2026. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of June 30, 2026 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $24 million and $23 million during the three months ended June 30, 2026 and 2025, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of June 30, 2026, AHFC and its consolidated subsidiaries had $73.6 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $22.3 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

Material Cash Requirements
The following table summarizes our material cash requirements from contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve-month periods ending June 30,
	Total	2027	2028	2029	2030	2031	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$50,390	$15,882	$11,828	$8,218	$2,602	$6,255	$5,605
Secured debt obligations (1)	14,931	7,996	4,607	2,156	172	—	—
Interest payments on debt (2)	6,132	2,109	1,460	920	626	486	531
Total	$71,453	$25,987	$17,895	$11,294	$3,400	$6,741	$6,136
_______________________

(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Projected repayment schedule of secured debt reflects payment performance assumptions on underlying assets. Foreign currency-denominated debt principal is based on exchange rates as of June 30, 2026.
(2)Interest payments on floating rate and foreign currency-denominated debt based on the applicable floating rates and/or exchange rates as of June 30, 2026.
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
The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2026, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information on our material legal proceedings, see Note 8—Commitments and Contingencies—Legal Proceedings and Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited), which is incorporated by reference herein.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, which was filed with the SEC on June 18, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.
Item 3. Defaults Upon Senior Securities
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 11, 2026, AHFC entered into a Second Supplemental Indenture with Deutsche Bank Trust Company Americas, as trustee (the “Second Supplemental Indenture”), supplementing the Indenture, dated September 5, 2013, between AHFC and the trustee, as previously supplemented by the First Supplemental Indenture, dated February 8, 2018 (collectively, the “Indenture”), pursuant to which AHFC’s MTNs are issued. The Second Supplemental Indenture amends the “Cross Default Event of Default” with respect to the MTNs issued after August 11, 2026 such that a Cross Default Event of Default will occur upon AHFC’s failure to pay when due, either at stated maturity, upon redemption, upon repurchase at the option of the holders, upon acceleration or otherwise, any indebtedness for money borrowed by AHFC in excess of $400,000,000 principal amount, or a default under any such indebtedness resulting in the acceleration prior to the stated maturity of the principal amount of such indebtedness in excess of $400,000,000 (the “cross default thresholds”), and such indebtedness is not discharged or such acceleration is not rescinded or annulled within 10 days thereafter; provided, however, that for so long as any MTNs are outstanding that contain a cross default threshold that is less than $400,000,000, the cross default thresholds of $400,000,000, in each case, are replaced by the lowest reduced cross default threshold reflected in any outstanding MTNs.
This amendment does not apply to any outstanding MTNs issued prior to the date of the Second Supplemental Indenture and entitled to the benefits of such provision. Prior to the execution of the Second Supplemental Indenture, the cross default threshold was $25,000,000. The foregoing description of the Second Supplemental Indenture is qualified in its entirety by reference to the full text of the Second Supplemental Indenture, which is filed as Exhibit 4.7 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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
Incorporated herein by reference to the same numbered Exhibit filed with our current report on Form 8-K, dated August 8, 2025.
1.2	Confirmation and Accession Letters, each dated June 18, 2026, between American Honda Finance Corporation and BBVA Securities Inc., CIBC World Markets Corp., and Truist Securities, Inc.	Filed herewith.
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

4.5	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
4.6	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit number 4.6 filed with our quarterly report on Form 10-Q, dated February 8, 2018.
4.7	Second Supplemental Indenture, dated August 11, 2026 between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Filed herewith.
4.8	Form of Fixed Rate Medium-Term Note, Series A.	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated August 8, 2025.
4.9	Form of Floating Rate Medium-Term Note, Series A.	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 8, 2025.
31.1	Certification of Principal Executive Officer	Filed herewith.
31.2	Certification of Principal Financial Officer	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 11, 2026

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Jon Oda
Jon Oda
Assistant Vice President (Principal Financial Officer and Principal Accounting Officer)