Form 10-Q
period 2026-09-30
AMERICAN HONDA FINANCE CORP
filed 2026-11-12
CIK 864270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of October 31, 2026, the number of outstanding shares of common stock of the registrant was 13,660,000, all of which shares were held by American Honda Motor Co., Inc. None of the shares are publicly traded.

REDUCED DISCLOSURE FORMAT
American Honda Finance Corporation, a wholly-owned subsidiary of American Honda Motor Co., Inc., which in turn is a wholly-owned subsidiary of Honda Motor Co., Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

AMERICAN HONDA FINANCE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2026

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

ii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in millions, except share data)

	September 30, 2026	March 31, 2026
Assets
Cash and cash equivalents	$2,121	$2,487
Finance receivables, net of allowance for credit losses of $460 and $436	54,718	54,343
Investment in operating leases, net	33,017	32,316
Due from Parent and affiliated companies	158	147
Income taxes receivable	302	101
Other assets	1,219	1,243
Derivative instruments	693	569
Total assets	$92,228	$91,206
Liabilities and Equity
Debt	$65,686	$64,788
Due to Parent and affiliated companies	140	180
Income taxes payable	56	35
Deferred income taxes	6,106	5,774
Other liabilities	1,452	2,059
Derivative instruments	1,108	661
Total liabilities	74,548	73,497
Commitments and contingencies (Note 8)
Shareholder’s equity:
Common stock, $100 par value. Authorized 15,000,000 shares; issued and outstanding 13,660,000 shares as of September 30, 2026 and March 31, 2026	1,366	1,366
Retained earnings	15,435	15,369
Accumulated other comprehensive loss	(197)	(170)
Total shareholder’s equity	16,604	16,565
Noncontrolling interest in subsidiary	1,076	1,144
Total equity	17,680	17,709
Total liabilities and equity	$92,228	$91,206

The following table presents the assets and liabilities of consolidated variable interest entities. These assets and liabilities are included in the consolidated balance sheets presented above. Refer to Note 9 for additional information.

	September 30, 2026	March 31, 2026
Finance receivables, net	$15,909	$16,149
Investment in operating leases, net	1,753	—
Other assets	675	695
Total assets	$18,337	$16,844

Secured debt	$16,426	$15,344
Other liabilities	30	24
Total liabilities	$16,456	$15,368

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Revenues:
Retail	$800	$786	$1,588	$1,548
Dealer	66	71	131	140
Operating leases	1,874	1,803	3,741	3,570
Total revenues	2,740	2,660	5,460	5,258
Leased vehicle expenses	1,242	1,209	2,477	2,389
Interest expense	693	704	1,368	1,380
Net revenues	805	747	1,615	1,489
Other income, net	38	49	73	92
Total net revenues	843	796	1,688	1,581
Expenses:
General and administrative expenses	145	224	290	360
Provision for credit losses	100	86	186	189
Early termination loss on operating leases	54	80	103	127
(Gain)/Loss on derivative instruments	335	139	378	(605)
(Gain)/Loss on foreign currency revaluation of debt	(49)	(79)	(91)	652
Total expenses	585	450	866	723
Income before income taxes	258	346	822	858
Income tax expense	66	75	214	212
Net income	192	271	608	646
Less: Net income attributable to noncontrolling interest	33	20	58	48
Net income attributable to American Honda Finance Corporation	$159	$251	$550	$598

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in millions)

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Net income	$192	$271	$608	$646
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(4)	(54)	(52)	74
Comprehensive income	188	217	556	720
Less: Comprehensive income (loss) attributable to noncontrolling interest	31	(6)	33	83
Comprehensive income attributable to American Honda Finance Corporation	$157	$223	$523	$637

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(U.S. dollars in millions)

	Total	Retained earnings	Accumulated other comprehensive income (loss)	Common stock	Noncontrolling interest
Balance at March 31, 2025	$17,679	$15,448	$(209)	$1,366	$1,074
Net income	375	347	—	—	28
Other comprehensive income	128	—	67	—	61
Balance at June 30, 2025	$18,182	$15,795	$(142)	$1,366	$1,163
Net income	271	251	—	—	20
Other comprehensive loss	(54)	—	(28)	—	(26)
Dividends declared	(630)	(562)	—	—	(68)
Balance at September 30, 2025	$17,769	$15,484	$(170)	$1,366	$1,089

Balance at March 31, 2026	$17,709	$15,369	$(170)	$1,366	$1,144
Net income	416	391	—	—	25
Other comprehensive loss	(48)	—	(25)	—	(23)
Balance at June 30, 2026	$18,077	$15,760	$(195)	$1,366	$1,146
Net income	192	159	—	—	33
Other comprehensive loss	(4)	—	(2)	—	(2)
Dividends declared	(585)	(484)	—	—	(101)
Balance at September 30, 2026	$17,680	$15,435	$(197)	$1,366	$1,076

See accompanying Notes to Consolidated Financial Statements (Unaudited).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Six months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$608	$646
Adjustments to reconcile net income to net cash provided by operating activities:
Debt and derivative instrument valuation adjustments	109	(100)
Provision for credit losses	186	189
Early termination loss on operating leases	103	127
Depreciation on leased vehicles	2,454	2,349
Accretion of unearned subsidy income	(708)	(679)
Amortization of deferred dealer participation and other deferred costs	248	225
Gain on disposition of leased vehicles	(50)	(33)
Deferred income taxes	344	460
Changes in operating assets and liabilities:
Income taxes receivable/payable	(179)	(754)
Other assets	8	(7)
Accrued interest/discounts on debt	44	40
Other liabilities	(11)	106
Due to/from Parent and affiliated companies	(31)	(22)
Net cash provided by operating activities	3,125	2,547
Cash flows from investing activities:
Finance receivables acquired	(14,511)	(14,641)
Principal collected on finance receivables	13,539	12,774
Net change in wholesale loans	22	(80)
Purchase of operating lease vehicles	(8,681)	(8,323)
Disposal of operating lease vehicles	5,311	4,245
Cash received for unearned subsidy income	784	644
Other investing activities, net	(8)	(2)
Net cash used in investing activities	(3,544)	(5,383)

Statement continues on the next page.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in millions)

	Six months ended September 30,
	2026	2025
Cash flows from financing activities:
Proceeds from issuance of commercial paper	$16,555	$14,594
Paydown of commercial paper	(13,840)	(16,205)
Proceeds from issuance of short-term debt	—	600
Paydown of short-term debt	(600)	(1,850)
Proceeds from issuance of related party debt	—	1,000
Paydown of related party debt	—	(2,800)
Proceeds from issuance of medium-term notes and other debt	4,642	10,125
Paydown of medium-term notes and other debt	(6,619)	(4,700)
Proceeds from issuance of secured debt	6,054	5,953
Paydown of secured debt	(4,971)	(4,159)
Dividends paid	(1,184)	(630)
Net cash provided by financing activities	37	1,928
Effect of exchange rate changes on cash and cash equivalents	(5)	7
Net decrease in cash and cash equivalents	(387)	(901)
Cash and cash equivalents and restricted cash at beginning of period	3,126	4,767
Cash and cash equivalents and restricted cash at end of period	$2,739	$3,866
Supplemental disclosures of cash flow information:
Interest paid	$1,326	$1,331
Income taxes paid, net	$50	$518

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	September 30,
	2026	2025
Cash and cash equivalents	$2,121	$3,186
Restricted cash included in other assets (1)	618	680
Total	$2,739	$3,866
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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Finance Receivables
Finance receivables consisted of the following:

	September 30, 2026
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$50,696	$4,604	$55,300
Allowance for credit losses	(451)	(9)	(460)
Deferred dealer participation and other deferred costs	704	—	704
Unearned subsidy income	(826)	—	(826)
Finance receivables, net	$50,123	$4,595	$54,718

	March 31, 2026
	Retail	Dealer	Total

	(U.S. dollars in millions)
Finance receivables	$50,173	$4,703	$54,876
Allowance for credit losses	(427)	(9)	(436)
Deferred dealer participation and other deferred costs	688	—	688
Unearned subsidy income	(785)	—	(785)
Finance receivables, net	$49,649	$4,694	$54,343

Finance receivables include retail loans which have been transferred to bankruptcy-remote special purpose entities (SPEs) and are considered to be legally isolated but do not qualify for sale accounting treatment. These retail loans are restricted and serve as collateral for the payment of the related secured debt obligations. Refer to Note 9 for additional information.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The following is a summary of the activity in the allowance for credit losses of finance receivables:

	Three and six months ended September 30, 2026
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of July 1, 2026	$441	$9	$450
Provision	100	—	100
Charge-offs	(130)	—	(130)
Recoveries	41	—	41
Effect of translation adjustment	(1)	—	(1)
Ending balance as of September 30, 2026	$451	$9	$460

Beginning balance as of April 1, 2026	$427	$9	$436
Provision	186	—	186
Charge-offs	(243)	—	(243)
Recoveries	82	—	82
Effect of translation adjustment	(1)	—	(1)
Ending balance as of September 30, 2026	$451	$9	$460

	Three and six months ended September 30, 2025
	Retail	Dealer	Total

	(U.S. dollars in millions)
Beginning balance as of July 1, 2025	$426	$9	$435
Provision	86	—	86
Charge-offs	(129)	—	(129)
Recoveries	39	—	39
Effect of translation adjustment	(1)	—	(1)
Ending balance as of September 30, 2025	$421	$9	$430

Beginning balance as of April 1, 2025	$387	$9	$396
Provision	189	—	189
Charge-offs	(231)	—	(231)
Recoveries	76	—	76
Effect of translation adjustment	—	—	—
Ending balance as of September 30, 2025	$421	$9	$430

The allowance increased during the six months ended September 30, 2026 primarily due to the increase to the estimate of expected credit losses attributable to the increasing trend of delinquencies and net charge-offs.

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

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Current or less than 30 days past due	Total finance receivables

	(U.S. dollars in millions)
September 30, 2026
Retail loans:
New automobile	$435	$117	$31	$583	$39,921	$40,504
Used and certified automobile	177	45	10	232	8,279	8,511
Motorcycle and other	24	11	6	41	1,518	1,559
Total retail loans	636	173	47	856	49,718	50,574
Dealer loans:
Wholesale flooring	—	—	—	—	3,103	3,103
Commercial loans	—	—	—	—	1,501	1,501
Total dealer loans	—	—	—	—	4,604	4,604
Total finance receivables	$636	$173	$47	$856	$54,322	$55,178

March 31, 2026
Retail loans:
New automobile	$402	$89	$22	$513	$39,405	$39,918
Used and certified automobile	165	35	8	208	8,360	8,568
Motorcycle and other	23	9	5	37	1,553	1,590
Total retail loans	590	133	35	758	49,318	50,076
Dealer loans:
Wholesale flooring	—	—	—	—	3,136	3,136
Commercial loans	—	—	—	—	1,567	1,567
Total dealer loans	—	—	—	—	4,703	4,703
Total finance receivables	$590	$133	$35	$758	$54,021	$54,779

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

Others - Borrowers, including businesses, without credit bureau reports.

The following table summarizes the amortized cost of retail loans by internal credit grade:

	Retail loans by vintage fiscal year

	2027	2026	2025	2024	2023	Prior	Total

	(U.S. dollars in millions)
September 30, 2026
Credit grade A	$7,745	$10,866	$7,426	$4,082	$1,315	$411	$31,845
Credit grade B	1,935	3,096	2,164	1,426	581	201	9,403
Credit grade C	1,451	2,240	1,545	956	373	148	6,713
Credit grade D	485	634	450	229	78	39	1,915
Others	141	221	177	102	36	21	698
Total retail loans	$11,757	$17,057	$11,762	$6,795	$2,383	$820	$50,574
Gross charge-offs for the six months ended September 30, 2026	$5	$92	$79	$44	$16	$7	$243

	Retail loans by vintage fiscal year

	2026	2025	2024	2023	2022	Prior	Total

	(U.S. dollars in millions)
March 31, 2026
Credit grade A	$13,406	$9,504	$5,625	$1,948	$659	$243	$31,385
Credit grade B	3,659	2,696	1,879	808	295	113	9,450
Credit grade C	2,664	1,954	1,255	510	208	82	6,673
Credit grade D	767	584	307	109	49	28	1,844
Others	272	229	136	51	25	11	724
Total retail loans	$20,768	$14,967	$9,202	$3,426	$1,236	$477	$50,076
Gross charge-offs for the fiscal year ended March 31, 2026	$63	$204	$141	$55	$19	$11	$493

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
Group III - Dealerships with impaired loans

The following table summarizes the amortized cost of dealer loans by risk rating groups:

	Commercial loans by vintage fiscal year

	2027	2026	2025	2024	2023	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
September 30, 2026
Group I	$44	$45	$129	$102	$48	$119	$914	$1,737	$3,138
Group II	6	1	12	28	2	25	26	1,366	1,466
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$50	$46	$141	$130	$50	$144	$940	$3,103	$4,604
Gross charge-offs for the six months ended September 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Commercial loans by vintage fiscal year

	2026	2025	2024	2023	2022	Prior	Revolving loans	Wholesale Flooring	Total

	(U.S. dollars in millions)
March 31, 2026
Group I	$50	$135	$104	$50	$8	$125	$965	$1,853	$3,290
Group II	2	13	56	2	5	26	26	1,283	1,413
Group III	—	—	—	—	—	—	—	—	—
Total dealer loans	$52	$148	$160	$52	$13	$151	$991	$3,136	$4,703
Gross charge-offs for the fiscal year ended March 31, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Modifications
The contractual terms of loans may be modified when borrowers are experiencing financial difficulties in an effort to mitigate losses. There were no dealer loans that were modified for dealers experiencing financial difficulties during the six months ended September 30, 2026. Payment deferrals are granted on retail loans, however the delays in payments are considered insignificant since the number of deferred payments are limited and interest continues to accrue during the deferral period. In certain situations, the Company may grant term extensions on retail loans in the United States. Term extensions extend the maturity date of the loan, which reduces the monthly payments over the remaining extended term of the loan. Term extensions do not change the contractual interest rates or reduce the outstanding principal balances. During the six months ended September 30, 2026, term extensions were not material to the Company’s consolidated financial statements. Retail loans may also be modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, which may include interest rate adjustments, term extensions, and principal forgiveness. Retail loans modified under bankruptcy protection were not material to the Company’s consolidated financial statements during the six months ended September 30, 2026.

Note 3. Investment in Operating Leases
Investment in operating leases consisted of the following:

	September 30, 2026	March 31, 2026

	(U.S. dollars in millions)
Operating lease vehicles (1)	$40,803	$39,805
Accumulated depreciation	(6,603)	(6,358)
Deferred dealer participation and initial direct costs	121	123
Unearned subsidy income	(1,110)	(1,063)
Estimated early termination losses	(194)	(191)
Investment in operating leases, net	$33,017	$32,316
 ________________________
(1)Net of investment tax credits.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Operating lease revenue consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
	(U.S. dollars in millions)
Lease payments	$1,670	$1,607	$3,332	$3,175
Subsidy income and dealer rate participation, net	204	196	409	395
Total operating lease revenue, net	$1,874	$1,803	$3,741	$3,570

Leased vehicle expenses consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025

	(U.S. dollars in millions)
Depreciation expense	$1,230	$1,185	$2,454	$2,349
Initial direct costs and other lessor costs	37	38	73	73
Gain on disposition of leased vehicles	(25)	(14)	(50)	(33)
Total leased vehicle expenses, net	$1,242	$1,209	$2,477	$2,389

Investment in operating leases as of September 30, 2026 includes securitized operating leases. Beneficial interests in securitized operating leases have been transferred to an SPE and serve as collateral for the payment of the related secured debt obligation. There were no outstanding operating lease securitizations as of March 31, 2026. Refer to Note 9 for additional information.
Contractual operating lease payments due as of September 30, 2026 are summarized below. Based on the Company's experience, it is expected that a portion of the Company's operating leases will terminate prior to the scheduled lease term. The summary below should not be regarded as a forecast of future cash collections.

Twelve-month periods ending September 30,	(U.S. dollars in millions)

2027	$5,857
2028	3,858
2029	1,645
2030	267
2031	66
Total	$11,693
The Company recognized early termination losses on operating leases of $54 million and $80 million during the three months ended September 30, 2026 and 2025, respectively, and $103 million and $127 million during the six months ended September 30, 2026 and 2025, respectively. Net realized losses totaled $57 million and $56 million during the three months ended September 30, 2026 and 2025, respectively, and $100 million and $94 million during the six months ended September 30, 2026 and 2025, respectively.
The general allowance for uncollectible operating lease receivables was recorded through a reduction to revenue of $11 million and $10 million for the three months ended September 30, 2026 and 2025, respectively, and $21 million and $19 million for the six months ended September 30, 2026 and 2025, respectively.
No impairment losses due to declines in estimated residual values were recognized during both the three and six months ended September 30, 2026 and 2025.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4. Debt
The Company issues debt in various currencies with floating or fixed interest rates. Outstanding debt, net of discounts and fees, and weighted average contractual interest rates were as follows:

			Weighted average contractual interest rate (1)
	September 30, 2026	March 31, 2026	September 30, 2026	March 31, 2026

	(U.S. dollars in millions)
Unsecured debt:
Commercial paper	$5,618	$2,929	3.84%	3.64%
Bank loans	2,597	2,382	3.80%	3.73%
Public MTN Program	38,134	40,726	4.11%	3.91%
Other debt	2,911	3,407	3.96%	3.74%
Total unsecured debt	49,260	49,444
Secured debt	16,426	15,344	4.29%	4.33%
Total debt	$65,686	$64,788
_______________________
(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields. Weighted average contractual interest rate of short-term debt was 3.85% and 3.77% as of September 30, 2026 and March 31, 2026, respectively.

As of September 30, 2026, the outstanding principal balance of long-term debt with floating interest rates totaled $11.8 billion, long-term debt with fixed interest rates totaled $47.9 billion, and short-term debt with floating or fixed interest rates totaled $6.1 billion. As of March 31, 2026, the outstanding principal balance of long-term debt with floating interest rates totaled $14.2 billion, long-term debt with fixed interest rates totaled $46.7 billion, and short-term debt with floating or fixed interest rates totaled $4.1 billion.
Commercial Paper
As of both September 30, 2026 and March 31, 2026, the Company had commercial paper programs that provide the Company with available funds of up to $10.3 billion, at prevailing market interest rates for terms up to one year. The commercial paper programs are supported by the Keep Well Agreements with HMC described in Note 6.
Outstanding commercial paper averaged $4.4 billion and $6.6 billion during the six months ended September 30, 2026 and 2025, respectively. The maximum balance outstanding at any month-end during the six months ended September 30, 2026 and 2025 was $5.6 billion and $7.3 billion, respectively.
Related Party Debt
From time to time, AHFC issues fixed rate short-term debt to AHM to fund AHFC's general corporate operations. The Company incurred no interest expense on related party debt for the three and six months ended September 30, 2026 and incurred $8 million and $28 million for the three and six months ended September 30, 2025, respectively.
Bank Loans
Outstanding bank loans at September 30, 2026 were long-term, with floating interest rates, and denominated in U.S. dollars or Canadian dollars. Outstanding bank loans have prepayment options. No outstanding bank loans as of September 30, 2026 were supported by the Keep Well Agreements with HMC described in Note 6. Outstanding bank loans contain certain covenants, including limitations on liens, mergers, consolidations and asset sales.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Public Medium-Term Note (MTN) Program (the Public MTN Program)
In August 2025, AHFC renewed its Public MTN Program by filing a registration statement with the SEC under which it may issue up to $45.0 billion aggregate principal amount of MTNs. The aggregate principal amount of MTNs offered under the Public MTN Program may be increased from time to time. MTNs outstanding under the Public MTN Program as of September 30, 2026 were long-term, with either fixed or floating interest rates, and denominated in U.S. dollars, Euro or Sterling. MTNs under the Public MTN Program are issued pursuant to an indenture which contains certain covenants, including negative pledge provisions and limitations on mergers, consolidations and asset sales. The Public MTN Program is supported by the Keep Well Agreement with HMC described in Note 6.
Other Debt
The outstanding balances as of September 30, 2026 consisted of private placement debt issued by HCFI which are long-term, with either fixed or floating interest rates, and denominated in Canadian dollars. Private placement debt is supported by the Keep Well Agreement with HMC described in Note 6. The notes are issued pursuant to the terms of an indenture which contain certain covenants, including negative pledge provisions.
Secured Debt
The Company issues secured debt through financing transactions that are secured by assets held by issuing SPEs. Secured debt outstanding as of September 30, 2026 was long-term and short-term with either fixed or floating interest rates, and denominated in U.S. dollars or Canadian dollars. Repayment of the secured debt is dependent on the performance of the underlying retail loans and operating leases. Refer to Note 9 for additional information on the Company’s secured financing transactions.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains an $8.5 billion syndicated bank credit facility that includes a $2.8 billion 364-day credit agreement, which expires on February 19, 2027, a $2.8 billion credit agreement, which expires on February 20, 2029, and a $2.8 billion credit agreement, which expires on February 20, 2031. As of September 30, 2026, no amounts were drawn upon under any of the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a $1.4 billion syndicated bank credit facility that includes a $703 million credit agreement, which expires on March 25, 2027 and a $703 million credit agreement, which expires on March 25, 2029. As of September 30, 2026, no amounts were drawn upon under any of the HCFI credit agreements. HCFI intends to renew or replace these credit agreements prior to or on the expiration dates.
These credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and affiliate transactions. Loans drawn from these credit agreements would be supported by the Keep Well Agreement described in Note 6.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. These credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales. As of September 30, 2026, no amounts were drawn upon under these credit agreements. These credit agreements expire in September 2027. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 5. Derivative Instruments
The notional balances and fair values of the Company’s derivatives are presented below. The derivative instruments are presented on a gross basis in the Company’s consolidated balance sheets. Refer to Note 12 regarding the valuation of derivative instruments.

	September 30, 2026			March 31, 2026
	Notional balances	Assets	Liabilities	Notional balances	Assets	Liabilities

	(U.S. dollars in millions)
Interest rate swaps	$74,926	$604	$819	$74,630	$228	$442
Cross currency swaps	8,705	89	289	10,807	341	219
Gross derivative assets/liabilities		693	1,108		569	661
Collateral posted/held		10	11		24	(2)
Counterparty netting adjustment		(641)	(641)		(419)	(419)
Net derivative assets/liabilities		$62	$478		$174	$240

The income statement impact of derivative instruments is presented below. There were no derivative instruments designated as part of a hedge accounting relationship during the periods presented.

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025

	(U.S. dollars in millions)
Interest rate swaps	$(107)	$28	$(109)	$46
Cross currency swaps	(228)	(167)	(269)	559
Total gain/(loss) on derivative instruments	$(335)	$(139)	$(378)	$605

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6. Transactions Involving Related Parties
The following tables summarize the income statement and balance sheet impact of transactions with the Parent and affiliated companies:

	Three months ended September 30,		Six months ended September 30,
Income Statement	2026	2025	2026	2025

	(U.S. dollars in millions)
Revenue:
Subsidy income	$350	$335	$700	$673
Interest expense:
Related party debt	—	8	—	28
General and administrative expenses:
Support Compensation Agreement fees	24	24	48	47
Benefit plan expenses	1	1	2	3
Shared services	19	20	38	39
Lease expense	1	1	2	2

Balance Sheet	September 30, 2026	March 31, 2026

	(U.S. dollars in millions)
Assets:
Finance receivables, net:
Unearned subsidy income	$(803)	$(764)
Investment in operating leases, net:
Unearned subsidy income	(1,110)	(1,062)
Due from Parent and affiliated companies	158	147
Liabilities:
Due to Parent and affiliated companies	140	180
Other liabilities:
Accrued benefit expenses	67	66
Dividend payable	—	599
Operating lease liabilities	4	6

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
Other
The majority of the amounts due from the Parent and affiliated companies at September 30, 2026 and March 31, 2026 were related to incentive financing program subsidies. The majority of the amounts due to the Parent and affiliated companies at September 30, 2026 and March 31, 2026 were related to wholesale flooring payable to the Parent. These receivable and payable accounts are non-interest-bearing and short-term in nature and are expected to be settled in the normal course of business.
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

Note 7. Income Taxes
The Company’s effective tax rate was 25.6% and 21.7% for the three months ended September 30, 2026 and 2025, respectively, and 26.0% and 24.7% for the six months ended September 30, 2026 and 2025, respectively. The increase in effective tax rates for the three months ended September 30, 2026 was primarily due to a decrease in tax benefits recognized upon release of tax reserves due to the expiration of statutes of limitations and an increase in foreign taxes. The increase in effective tax rates for the six months ended September 30, 2026 was primarily due to a decrease in tax benefits recognized upon release of tax reserves due to the expiration of statutes of limitations. The Company’s effective tax rates for the three and six months ended September 30, 2026 differ from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes.
The Company does not provide for income taxes on its share of the undistributed earnings of HCFI which are intended to be indefinitely reinvested outside the United States. At September 30, 2026, $994 million of accumulated undistributed earnings of HCFI were intended to be so reinvested. If the undistributed earnings as of September 30, 2026 were to be distributed, the tax liability associated with these earnings would be $95 million, inclusive of currency translation adjustments.
As of September 30, 2026, the Company is subject to examination for U.S. federal returns filed for the taxable years ended March 31, 2023 through 2025, and for various U.S. state returns filed for the taxable years ended March 31, 2014 through 2025. The Company’s Canadian subsidiary, HCFI, is subject to examination for federal and provincial returns filed for the taxable years ended March 31, 2019 through 2026. The Company believes appropriate provision has been made for all outstanding issues for all open years.

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
Operating lease liabilities are reported in other liabilities on the Company's consolidated balance sheets. At September 30, 2026, maturities of operating lease liabilities were as follows:

Twelve-month periods ending September 30,	(U.S. dollars in millions)

2027	$10
2028	9
2029	7
2030	8
2031	7
Thereafter	6
Total undiscounted future lease obligations	47
Less: imputed interest	(4)
Operating lease liabilities	$43

Lease expense under operating leases was $3 million for both the three months ended September 30, 2026 and 2025, and $5 million for both the six months ended September 30, 2026 and 2025. Lease expense is included within general and administrative expenses.
As of September 30, 2026, the weighted average remaining lease term for operating leases was 5.4 years and the weighted average remaining discount rate for operating leases was 3%.
Revolving Lines of Credit to Dealerships
The Company extends commercial revolving lines of credit to dealerships to support their business activities including facilities refurbishment and meeting general working capital requirements. The amounts borrowed are generally secured by the assets of the borrowing entity. The unused balance of commercial revolving lines of credit was $890 million as of September 30, 2026.

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
During the six months ended September 30, 2026 and 2025, the Company issued secured debt through asset-backed securitizations, which were accounted for as secured financing transactions totaling $6.1 billion and $6.0 billion, respectively. The secured debt was secured by assets with an initial balance of $6.9 billion and $6.5 billion, respectively.
The table below presents the carrying amounts of assets and liabilities of consolidated SPEs as they are reported in the Company’s consolidated balance sheets. All amounts exclude intercompany balances, which have been eliminated upon consolidation. Investors in secured debt issued by an SPE only have recourse to the assets of such SPE and do not have recourse to the assets of AHFC, HCFI, or its other subsidiaries or to other SPEs. The assets of SPEs are the only source of funds for repayment on the secured debt.

	September 30, 2026

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$15,909	$618	$55	$14,993	$24
Operating lease securitizations	1,753	—	2	1,433	6
Total	$17,662	$618	$57	$16,426	$30

	March 31, 2026

	Assets			Liabilities

	(U.S. dollars in millions)
	Securitized assets	Restricted cash (1)	Other	Secured debt	Other
Retail loan securitizations	$16,149	$639	$56	$15,344	$24
________________________
(1)Included with other assets in the Company’s consolidated balance sheets (Note 10).

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
In their role as servicers, AHFC and HCFI collect payments on the underlying securitized assets on behalf of the SPEs. Cash collected during a calendar month is required to be remitted to the SPEs in the following month. AHFC and HCFI are not restricted from using the cash collected for their general purposes prior to the remittance to the SPEs. As of September 30, 2026 and March 31, 2026, AHFC and HCFI had combined cash collections of $906 million and $904 million, respectively, which were required to be remitted to the SPEs.

Note 10. Other Assets
Other assets consisted of the following:

	September 30, 2026	March 31, 2026

	(U.S. dollars in millions)
Accrued interest and fees on finance receivables	$199	$200
Accrued lease payments and fees on operating leases	93	90
Vehicles held for disposition	153	153
Restricted cash	618	639
Operating lease right-of-use assets	36	39
Other miscellaneous assets	120	122
Total	$1,219	$1,243

Note 11. Other Liabilities
Other liabilities consisted of the following:

	September 30, 2026	March 31, 2026

	(U.S. dollars in millions)
Dealer payables	$236	$246
Accrued interest expense	459	451
Accounts payable and accrued expenses	346	349
Lease security deposits	45	44
Unearned income, operating leases	306	310
Operating lease liabilities	43	47
Uncertain tax positions	—	1
Dividend payable	—	599
Other liabilities	17	12
Total	$1,452	$2,059

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

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Recurring Fair Value Measurements
The following tables summarize the fair value hierarchy of recurring fair value measurements:

	September 30, 2026
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$604	$—	$604
Cross currency swaps	—	89	—	89
Total assets	$—	$693	$—	$693
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$819	$—	$819
Cross currency swaps	—	289	—	289
Total liabilities	$—	$1,108	$—	$1,108

	March 31, 2026
	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Derivative instruments:
Interest rate swaps	$—	$228	$—	$228
Cross currency swaps	—	341	—	341
Total assets	$—	$569	$—	$569
Liabilities:
Derivative instruments:
Interest rate swaps	$—	$442	$—	$442
Cross currency swaps	—	219	—	219
Total liabilities	$—	$661	$—	$661
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
The Company’s derivative instruments are classified as Level 2 since all significant inputs are observable and do not require management judgment. There were no transfers between fair value hierarchy levels during the six months ended September 30, 2026 and 2025. Refer to Note 5 for additional information on derivative instruments.

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Nonrecurring Fair Value Measurements
The following tables summarize the fair value hierarchy of nonrecurring fair value measurements:

	Level 1	Level 2	Level 3	Total	Total loss recognized

	(U.S. dollars in millions)
September 30, 2026
Vehicles held for disposition	$—	$—	$140	$140	$53
September 30, 2025
Vehicles held for disposition	$—	$—	$134	$134	$53
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

	September 30, 2026
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,595	—	—	$4,274	$4,274
Retail loans, net	50,123	—	—	49,640	49,640
Liabilities:
Commercial paper	$5,618	—	$5,618	—	$5,618
Bank loans	2,597	—	2,602	—	2,602
Public MTN Program	38,134	—	37,272	—	37,272
Other debt	2,911	—	2,904	—	2,904
Secured debt	16,426	—	16,357	—	16,357

	March 31, 2026
	Carrying	Fair value
	value	Level 1	Level 2	Level 3	Total

	(U.S. dollars in millions)
Assets:
Dealer loans, net	$4,694	—	—	$4,222	$4,222
Retail loans, net	49,649	—	—	49,713	49,713
Liabilities:
Commercial paper	$2,929	—	$2,929	—	$2,929
Bank loans	2,382	—	2,374	—	2,374
Public MTN Program	40,726	—	40,411	—	40,411
Other debt	3,407	—	3,425	—	3,425
Secured debt	15,344	—	15,395	—	15,395

Fair value information presented in the tables above is based on information available at September 30, 2026 and March 31, 2026. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates, and therefore, the current estimates of fair value at dates subsequent to those dates may differ significantly from the amounts presented herein.

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
Financial information for the three and six months ended September 30, 2026 and 2025 is summarized in the following tables:

	United States	Canada	Total

	(U.S. dollars in millions)
Three months ended September 30, 2026
Revenues:
Retail	$716	$84	$800
Dealer	61	5	66
Operating leases	1,672	202	1,874
Total revenues	2,449	291	2,740
Leased vehicle expenses	1,101	141	1,242
Interest expense	637	56	693
Realized (gains)/losses on derivatives and foreign currency denominated debt	82	6	88
Net revenues	629	88	717
Other income, net	33	5	38
Total net revenues	662	93	755
Expenses:
General and administrative expenses	131	14	145
Provision for credit losses	93	7	100
Early termination loss on operating leases	54	—	54
Income before income taxes and valuation adjustments	$384	$72	$456
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			(335)
Gain/(loss) on foreign currency revaluation of debt			49
Realized (gains)/losses included in segment profit			88
Consolidated income before income taxes			$258
Income tax expense	$42	$24	$66

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Total

	(U.S. dollars in millions)

Six months ended September 30, 2026
Revenues:
Retail	$1,423	$165	$1,588
Dealer	121	10	131
Operating leases	3,338	403	3,741
Total revenues	4,882	578	5,460
Leased vehicle expenses	2,196	281	2,477
Interest expense	1,258	110	1,368
Realized (gains)/losses on derivatives and foreign currency denominated debt	165	12	177
Net revenues	1,263	175	1,438
Other income, net	62	11	73
Total net revenues	1,325	186	1,511
Expenses:
General and administrative expenses	262	28	290
Provision for credit losses	169	17	186
Early termination loss on operating leases	103	—	103
Income before income taxes and valuation adjustments	$791	$141	$932
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			(378)
Gain/(loss) on foreign currency revaluation of debt			91
Realized (gains)/losses included in segment profit			177
Consolidated income before income taxes			$822
Income tax expense	$171	$43	$214

September 30, 2026
Finance receivables, net	$49,166	$5,552	$54,718
Investment in operating leases, net	29,524	3,493	33,017
Total assets	82,796	9,432	92,228

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Total

	(U.S. dollars in millions)
Three months ended September 30, 2025
Revenues:
Retail	$704	$82	$786
Dealer	66	5	71
Operating leases	1,600	203	1,803
Total revenues	2,370	290	2,660
Leased vehicle expenses	1,062	147	1,209
Interest expense	647	57	704
Realized (gains)/losses on derivatives and foreign currency denominated debt	70	6	76
Net revenues	591	80	671
Other income, net	43	6	49
Total net revenues	634	86	720
Expenses:
General and administrative expenses	210	14	224
Provision for credit losses	71	15	86
Early termination loss on operating leases	80	—	80
Income before income taxes and valuation adjustments	$273	$57	$330
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			(139)
Gain/(loss) on foreign currency revaluation of debt			79
Realized (gains)/losses included in segment profit			76
Consolidated income before income taxes			$346
Income tax expense	$60	$15	$75

AMERICAN HONDA FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	United States	Canada	Total

	(U.S. dollars in millions)
Six months ended September 30, 2025
Revenues:
Retail	$1,388	$160	$1,548
Dealer	130	10	140
Operating leases	3,162	408	3,570
Total revenues	4,680	578	5,258
Leased vehicle expenses	2,095	294	2,389
Interest expense	1,269	111	1,380
Realized (gains)/losses on derivatives and foreign currency denominated debt	135	12	147
Net revenues	1,181	161	1,342
Other income, net	81	11	92
Total net revenues	1,262	172	1,434
Expenses:
General and administrative expenses	332	28	360
Provision for credit losses	169	20	189
Early termination loss on operating leases	126	1	127
Income before income taxes and valuation adjustments	$635	$123	$758
Reconciliation to consolidated income before income taxes:
Gain/(loss) on derivative instruments			605
Gain/(loss) on foreign currency revaluation of debt			(652)
Realized (gains)/losses included in segment profit			147
Consolidated income before income taxes			$858
Income tax expense	$176	$36	$212

September 30, 2025
Finance receivables, net	$48,636	$5,465	$54,101
Investment in operating leases, net	28,747	3,426	32,173
Total assets	82,886	9,168	92,054

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
Operating Environment Overview
Consumer financing acquisition volumes benefited from strong new automobile sales, resulting in continued growth in our consumer financing assets during the first six months of fiscal year 2027.
Delinquencies and charge-offs remain elevated as the negative effects of higher monthly loan and lease payments caused by higher transaction prices, inflationary pressures, higher borrowing costs, rising insurance premiums, and other factors continue to affect consumers’ ability to perform on their obligations.
Leased vehicle values for our maturing leases remained strong during the first six months of fiscal year 2027 with return rates remaining near historically low levels. However, significant declines in used battery electric vehicle (BEV) prices across the industry, driven by rapid technological change, shifting consumer incentives, and uncertainty regarding long-term battery performance and charging infrastructure, have caused volatility in BEV residual values. Ongoing uncertainty in the BEV market—including fluctuating government incentive programs, evolving regulatory requirements, and changing consumer preferences—may continue to affect future lease profitability, consumer demand, and residual value performance.
There remains significant uncertainty surrounding global trade and economic policies, including tariffs and related retaliatory actions by foreign governments. Additionally, geopolitical tensions, including the conflict involving Iran, have contributed to volatility in energy markets and increased economic uncertainty. These factors may result in higher operating costs, inflationary pressures, supply chain disruptions, and changes in consumer demand, any of which could adversely affect our business, financial condition, and results of operations.

Segment Results—Comparison of the Three months ended September 30, 2026 and 2025
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Total Segments
	Three months ended September 30,		Difference		Three months ended September 30,		Difference		Three months ended September 30,
	2026	2025	Amount	%	2026	2025	Amount	%	2026	2025

	(U.S. dollars in millions)
Revenues:
Retail	$716	$704	$12	2%	$84	$82	$2	2%	$800	$786
Dealer	61	66	(5)	(8)%	5	5	—	—%	66	71
Operating leases	1,672	1,600	72	5%	202	203	(1)	—%	1,874	1,803
Total revenues	2,449	2,370	79	3%	291	290	1	—%	2,740	2,660
Leased vehicle expenses	1,101	1,062	39	4%	141	147	(6)	(4)%	1,242	1,209
Interest expense	637	647	(10)	(2)%	56	57	(1)	(2)%	693	704
Realized losses/(gains) on derivatives and foreign currency debt	82	70	12	17%	6	6	—	—%	88	76
Net revenues	629	591	38	6%	88	80	8	10%	717	671
Other income	33	43	(10)	(23)%	5	6	(1)	(17)%	38	49
Total net revenues	662	634	28	4%	93	86	7	8%	755	720
Expenses:
General and administrative expenses	131	210	(79)	(38)%	14	14	—	—%	145	224
Provision for credit losses	93	71	22	31%	7	15	(8)	(53)%	100	86
Early termination loss on operating leases	54	80	(26)	(33)%	—	—	—	—%	54	80
Income before income taxes and valuation adjustments	$384	$273	$111	41%	$72	$57	$15	26%	$456	$330

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Three months ended September 30,		Difference		Three months ended September 30,		Difference
	2026	2025	Amount	%	2026	2025	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$45,559	$44,958	$601	1%	$5,143	$5,165	$(22)	—%
Average outstanding units	2,234	2,281	(47)	(2)%	298	301	(3)	(1)%
Effective yield	6.3%	6.3%			6.5%	6.4%

Dealer loans:
Average outstanding balance	$4,210	$4,184	$26	1%	$434	$371	$63	17%
Effective yield	5.8%	6.4%			4.6%	5.1%

Operating leases:
Average outstanding balance	$29,435	$28,568	$867	3%	$3,483	$3,474	$9	—%
Average outstanding units	983	938	45	5%	141	150	(9)	(6)%
Average monthly revenue(2)	$567	$569	$(2)	—%	$477	$450	$27	6%
Average monthly depreciation(2),(3)	$380	$381	$(1)	—%	$344	$333	$11	3%

Debt:
Average outstanding balance	$59,379	$59,227	$152	—%	$6,369	$6,194	$175	3%
Effective interest rate	4.3%	4.4%			3.5%	3.7%
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
–Revenue from dealer loans decreased due to lower yields.
–Operating lease revenue increased due to higher average outstanding units.
Leased vehicle expenses
Leased vehicle expenses increased due to higher average outstanding units.
Interest expense
Interest expense decreased due to lower average interest rates which was partially offset by higher average outstanding debt. See “—Liquidity and Capital Resources” below for more information.

Realized (gains)/losses on derivatives and foreign currency debt
Net realized losses during the second quarter of fiscal year 2027 consisted of losses on cross-currency interest rate swaps of $45 million, losses on pay-float interest rate swaps of $24 million and losses on pay-fixed interest rate swaps of $13 million.
General and administrative expenses
General and administrative expenses decreased during the second quarter of fiscal year 2027 primarily due to losses recognized in the prior-year period for a legal action related to the financing of add-on products.
Provision for credit losses
Provision for credit losses increased due to the larger increase to our estimate of expected credit losses on our retail loans and higher volume of retail loan acquisitions during the second quarter of fiscal year 2027 as compared to the same period during fiscal year 2026. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases decreased due to the smaller change to our estimate of early termination losses during the second quarter of fiscal year 2027 as compared to the same period during fiscal year 2026. See “—Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans increased due to higher yields.
–Revenue from dealer loans was consistent.
–Operating lease revenue decreased due to lower average outstanding units and the effect of foreign currency translation adjustments, which was partially offset by higher average revenue per unit.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units and the effect of foreign currency translation adjustments, which was partially offset by higher average depreciation expense per unit.
Interest expense
Interest expense decreased due to lower average interest rates and the effect of foreign currency translation adjustments, which was partially offset by higher average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivative instruments
Net realized losses during the second quarter of fiscal year 2027 were attributable to losses on pay-fixed interest rate swaps of $9 million which was partially offset by gains on pay-float interest rate swaps of $3 million.
Provision for credit losses
Provision for credit losses decreased due to the lower increase to our estimate of expected credit losses during the second quarter of fiscal year 2027 as compared to the same period during fiscal year 2026. See “—Financial Condition—Credit Risk” below for more information.

Income tax expense
The consolidated effective tax rate was 25.6% for the second quarter of fiscal year 2027 compared to 21.7% for the same period in fiscal year 2026. The increase in the effective tax rate was primarily due to a decrease in tax benefits recognized upon release of tax reserves due to the expiration of statutes of limitations and an increase in foreign taxes. The Company's effective tax rate for the three months ended September 30, 2026 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).
Segment Results—Comparison of the Six months ended September 30, 2026 and 2025
Results of operations for the United States segment and the Canada segment are summarized below:

	United States Segment				Canada Segment				Total Segments
	Six months ended September 30,		Difference		Six months ended September 30,		Difference		Six months ended September 30,
	2026	2025	Amount	%	2026	2025	Amount	%	2026	2025

	(U.S. dollars in millions)
Revenues:
Retail	$1,423	$1,388	$35	3%	$165	$160	$5	3%	$1,588	$1,548
Dealer	121	130	(9)	(7)%	10	10	—	—%	131	140
Operating leases	3,338	3,162	176	6%	403	408	(5)	(1)%	3,741	3,570
Total revenues	4,882	4,680	202	4%	578	578	—	—%	5,460	5,258
Leased vehicle expenses	2,196	2,095	101	5%	281	294	(13)	(4)%	2,477	2,389
Interest expense	1,258	1,269	(11)	(1)%	110	111	(1)	(1)%	1,368	1,380
Realized losses/(gains) on derivatives and foreign currency debt	165	135	30	22%	12	12	—	—%	177	147
Net revenues	1,263	1,181	82	7%	175	161	14	9%	1,438	1,342
Other income	62	81	(19)	(23)%	11	11	—	—%	73	92
Total net revenues	1,325	1,262	63	5%	186	172	14	8%	1,511	1,434
Expenses:
General and administrative expenses	262	332	(70)	(21)%	28	28	—	—%	290	360
Provision for credit losses	169	169	—	—%	17	20	(3)	(15)%	186	189
Early termination loss on operating leases	103	126	(23)	(18)%	—	1	(1)	—%	103	127
Income before income taxes and valuation adjustments	$791	$635	$156	25%	$141	$123	$18	15%	$932	$758
___

The following table summarizes average outstanding asset balances, units, and yields and average outstanding debt and interest rates.

	United States Segment				Canada Segment
	Six months ended September 30,		Difference		Six months ended September 30,		Difference
	2026	2025	Amount	%	2026	2025	Amount	%

	(U.S. dollars in millions except as noted, units in thousands) (1)
Retail loans:
Average outstanding balance	$45,454	$44,749	$705	2%	$5,113	$5,038	$75	1%
Average outstanding units	2,239	2,284	(45)	(2)%	296	299	(3)	(1)%
Effective yield	6.3%	6.2%			6.5%	6.3%

Dealer loans:
Average outstanding balance	$4,239	$4,094	$145	4%	$438	$382	$56	15%
Effective yield	5.7%	6.4%			4.7%	5.1%

Operating leases:
Average outstanding balance	$29,291	$28,218	$1,073	4%	$3,466	$3,441	$25	1%
Average outstanding units	979	926	53	6%	141	152	(11)	(7)%
Average monthly revenue(2)	$568	$569	$(1)	—%	$477	$447	$30	7%
Average monthly depreciation(2),(3)	$381	$382	$(1)	—%	$344	$330	$14	4%

Debt:
Average outstanding balance	$59,252	$58,247	$1,005	2%	$6,279	$6,071	$208	3%
Effective interest rate	4.3%	4.4%			3.5%	3.6%
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
Interest expense
Interest expense decreased due to lower average interest rates, which was partially offset by higher average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivatives and foreign currency debt
Net realized losses during the first six months of fiscal year 2027 consisted of losses on foreign currency revaluation of debt of $117 million, losses on pay-float interest rate swaps of $45 million and losses on pay-fixed interest rate swaps of $29 million which was partially offset by gains on cross-currency interest rate swaps of $26 million.

General and administrative expenses
General and administrative expenses decreased during the first six months of fiscal year 2027 primarily due to losses recognized in the prior-year period for a legal action related to the financing of add-on products.
Provision for credit losses
Provision for credit losses was consistent. See “—Financial Condition—Credit Risk” below for more information.
Early termination loss on operating leases
Early termination losses on operating leases decreased due to the smaller increase in our estimate of early termination losses during the first six months of fiscal year 2027 as compared to the same period during fiscal year 2026. See “—Financial Condition—Credit Risk” below for more information.
Canada Segment
Revenues
–Revenue from retail loans increased due to higher yields and higher average outstanding balances.
–Revenue from dealer loans was consistent.
–Operating lease revenue decreased due to lower average outstanding units and the effect of foreign currency translation adjustments, which was partially offset by higher average revenue per unit.
Leased vehicle expenses
Leased vehicle expenses decreased due to lower average outstanding units and the effect of foreign currency translation adjustments, which was partially offset by higher average depreciation expense per unit.
Interest expense
Interest expense decreased due to lower average interest rates and the effect of foreign currency translation adjustments, which was partially offset by higher average outstanding debt. See “—Liquidity and Capital Resources” below for more information.
Realized (gains)/losses on derivative instruments
Net realized losses on interest rate swaps during the first six months of fiscal year 2027 were attributable to losses on pay-fixed interest rate swaps of $18 million which was partially offset by gains on pay-float interest rate swaps of $6 million.
Provision for credit losses
Provision for credit losses decreased due to the lower increase to our estimate of expected credit losses during the first six months of fiscal year 2027 as compared to the same period during fiscal year 2026. See “—Financial Condition—Credit Risk” below for more information.
Income tax expense
The consolidated effective tax rate was 26.0% for the first six months of fiscal year 2027 compared to 24.7% for the same period in fiscal year 2026. The increase in the effective tax rate was primarily due to a decrease in tax benefits recognized upon release of tax reserves due to the expiration of statutes of limitations. The Company's effective tax rate for the six months ended September 30, 2026 differs from the U.S. federal statutory tax rate primarily as a result of U.S. state taxes. For additional information regarding income taxes, see Note 7—Income Taxes of Notes to Consolidated Financial Statements (Unaudited).

Financial Condition
Consumer Financing
Consumer Financing Acquisition Volumes
The following table summarizes the number of retail loans and leases we acquired and the number of such loans and leases acquired through incentive financing programs sponsored by AHM and HCI:

	Three months ended September 30,				Six months ended September 30,
	2026		2025		2026		2025
	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)	Acquired	Sponsored (2)

	(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	133	85	121	66	283	181	271	171
Used automobile	25	7	29	4	58	20	62	17
Motorcycle and other	15	6	19	7	34	13	42	14
Total retail loans	173	98	169	77	375	214	375	202
Leases	96	94	91	66	201	198	193	136

Canada Segment
Retail loans	24	16	21	9	50	33	52	31
Leases	15	15	11	8	32	31	26	22

Consolidated
Retail loans	197	114	190	86	425	247	427	233
Leases	111	109	102	74	233	229	219	158
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
Consumer Financing Penetration Rates
The following table summarizes the percentage of AHM and/or HCI sales of new automobiles and motorcycles that were financed with either retail loans or leases that we acquired:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
United States Segment
New automobile	62%	59%	64%	62%
Motorcycle	34%	39%	34%	41%

Canada Segment
New automobile	79%	66%	80%	75%
Motorcycle	31%	29%	31%	31%

Consolidated
New automobile	64%	60%	66%	63%
Motorcycle	34%	38%	33%	40%

Consumer Financing Asset Balances
The following table summarizes our outstanding retail loan and lease asset balances and units:

	September 30, 2026	March 31, 2026	September 30, 2026	March 31, 2026

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Retail loans:
New automobile	$36,279	$35,852	1,626	1,640
Used automobile	7,308	7,396	399	401
Motorcycle and other	1,419	1,451	200	204
Total retail loans	$45,006	$44,699	2,225	2,245
Investment in operating leases	$29,524	$28,961	986	969

Securitized retail loans (2)	$14,950	$15,535	916	924
Securitized investments in operating leases (2)	$1,753	$—	60	—

Canada Segment
Retail loans	$5,117	$4,950	299	292
Investment in operating leases	$3,493	$3,355	142	140

Securitized retail loans (2)	$959	$614	64	55

Consolidated
Retail loans	$50,123	$49,649	2,524	2,537
Investment in operating leases	$33,017	$32,316	1,128	1,109

Securitized retail loans (2)	$15,909	$16,149	980	979
Securitized investments in operating leases (2)	$1,753	$—	60	—
_______________________

(1)A unit represents one retail loan or lease contract, as noted, that was outstanding as of the date shown.
(2)Securitized retail loans and operating leases represent the portion of total managed assets that have been transferred to bankruptcy-remote special purpose entities but continue to be recognized on our balance sheet.

In the United States segment, retail loan acquisition volumes were relatively consistent, while lease acquisition volumes increased by 4% during the first six months of fiscal year 2027 compared to the same period in fiscal year 2026. Retail loan acquisition volumes reflected higher new automobile loan originations, driven by increased sponsored program volumes, offset by lower used non-sponsored automobile and motorcycle loan originations. The increase in lease acquisition volumes was primarily due to the increase in sponsored program volumes.
In the Canada segment, retail loan acquisition volumes decreased by 4%, while lease acquisition volumes increased by 23%, during the first six months of fiscal year 2027 compared to the same period in fiscal year 2026. The decrease in retail acquisition volumes was primarily due to lower non-sponsored new automobile loan originations, while the increase in lease acquisition volumes was primarily driven by higher sponsored program volumes.

Dealer Financing
Wholesale Flooring Financing Penetration Rates
The following table summarizes the number of dealerships with wholesale flooring financing agreements as a percentage of total Honda and Acura dealerships in the United States and/or Canada, as applicable:

	September 30, 2026	March 31, 2026
United States Segment
Automobile	29%	30%
Motorcycle	97%	97%
Other	16%	16%

Canada Segment
Automobile	27%	28%
Motorcycle	96%	97%
Other	96%	96%

Consolidated
Automobile	29%	29%
Motorcycle	97%	97%
Other	19%	19%

Dealer Financing Asset Balances
The following table summarizes our outstanding dealer financing asset balances and units:

	September 30, 2026	March 31, 2026	September 30, 2026	March 31, 2026

	(U.S. dollars in millions)		(Units (1) in thousands)
United States Segment
Wholesale flooring loans:
Automobile	$2,039	$2,077	59	61
Motorcycle	648	640	70	71
Other	27	28	13	16
Total wholesale flooring loans	$2,714	$2,745	142	148
Commercial loans	$1,446	$1,521

Canada Segment
Wholesale flooring loans	$386	$389	36	38
Commercial loans	$49	$39

Consolidated
Wholesale flooring loans	$3,100	$3,134	178	186
Commercial loans	$1,495	$1,560
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

The following table presents information with respect to our allowance for credit losses and credit loss experience of our finance receivables and losses related to lessee defaults on our operating leases:

	United States Segment		Canada Segment		Consolidated

	As of or for the three months ended September 30,
	2026	2025	2026	2025	2026	2025

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$424	$420	$26	$15	$450	$435
Provision for credit losses	93	71	7	15	100	86
Charge-offs, net of recoveries	(84)	(86)	(5)	(4)	(89)	(90)
Effect of translation adjustment	—		(1)	(1)	(1)	(1)
Allowance for credit losses at end of period	$433	$405	$27	$25	$460	$430

Charge-offs as a percentage of average receivable balance (1), (3)	0.68%	0.70%	0.36%	0.32%	0.65%	0.66%

Operating leases:
Early termination loss on operating leases	$54	$80	$—	$—	$54	$80

	United States Segment		Canada Segment		Consolidated

	As of or for the six months ended September 30,
	2026	2025	2026	2025	2026	2025

	(U.S. dollars in millions)
Finance receivables:
Allowance for credit losses at beginning of period	$416	$383	$20	$13	$436	$396
Provision for credit losses	169	169	17	20	186	189
Charge-offs, net of recoveries	(152)	(147)	(9)	(8)	(161)	(155)
Effect of translation adjustment	—	—	(1)	—	(1)	—
Allowance for credit losses at end of period	$433	$405	$27	$25	$460	$430

Charge-offs as a percentage of average receivable balance (1), (3)	0.61%	0.60%	0.34%	0.30%	0.59%	0.57%
Allowance as a percentage of ending receivable balance (1)	0.87%	0.82%	0.52%	0.46%	0.83%	0.79%
Delinquencies (60 or more days past due):
Delinquent amount (2)	$209	$195	$9	$9	$218	$204
As a percentage of ending receivable balance (1),(2)	0.42%	0.40%	0.16%	0.17%	0.39%	0.37%

Operating leases:
Early termination loss on operating leases	$103	$126	$—	$1	$103	$127
________________________

(1)Ending and average receivable balances exclude the allowance for credit losses, unearned subsidy income related to our incentive financing programs and deferred origination costs. Average receivable balances are calculated based on the average of each month’s ending receivables balance for that period.
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
(3)Percentages for the three and six months ended September 30, 2026 and 2025 have been annualized.

In the United States segment, we recognized a provision for credit losses on our finance receivables of $169 million during each of the first six months of fiscal year 2027 and 2026. The larger increase to the allowance for retail loan acquisitions was offset by the smaller increase to the allowance for changes in our estimate of expected credit losses during the first six months of fiscal year 2027 as compared to the same period during fiscal year 2026, resulting in the provision for credit losses remaining consistent. Delinquencies and net charge-offs remained elevated as higher transaction prices, inflationary pressures, higher borrowing costs, rising insurance premiums, and other factors are affecting consumers' ability to perform on their obligations. We recognized early termination losses on operating leases of $103 million and $126 million during the first six months of fiscal year 2027 and 2026, respectively. The decline in losses was due to the smaller increase to our estimate of early termination losses during the first six months of fiscal year 2027 as compared to the same period during fiscal year 2026. The increase in delinquencies and realized losses was more significant during fiscal year 2026.
In the Canada segment, we recognized a provision for credit losses on our finance receivables of $17 million and $20 million during the first six months of fiscal year 2027 and 2026, respectively. Provision for credit losses decreased due to a smaller increase to the allowance during the first six months of fiscal year 2027 as compared to the same period during fiscal year 2026. The increase in delinquencies and net charge-offs was more significant during fiscal year 2026.
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
Operating lease vehicles are depreciated on a straight-line basis over the lease term to the lower of contract residual values or estimated end of term residual values. Changes to estimated end of term residual values are recognized prospectively as adjustments to depreciation expense on a straight-line basis over the remaining lease term. A review for impairment of our operating lease assets is performed whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment conditions are met, impairment losses are measured as to the amounts by which carrying amounts exceed their fair values. We did not recognize impairment losses due to declines in estimated residual values during the first six months of fiscal year 2027.

The following table summarizes our number of lease terminations and the method of disposition:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025

	(Units (1) in thousands)
United States Segment
Termination units:
Sales at outstanding contractual balances (2)	80	63	167	132
Sales through auctions and dealer direct programs (3)	3	1	5	2
Total termination units	83	64	172	134

Canada Segment
Termination units:
Sales at outstanding contractual balances (2)	14	16	30	33
Sales through auctions and dealer direct programs (3)	—	—	—	—
Total termination units	14	16	30	33

Consolidated
Termination units:
Sales at outstanding contractual balances (2)	94	79	197	165
Sales through auctions and dealer direct programs (3)	3	1	5	2
Total termination units	97	80	202	167
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

The summary of outstanding debt presented in the tables and discussion below in this section “—Liquidity and Capital Resources” as of September 30, 2026 and March 31, 2026 includes foreign currency-denominated debt, which was translated into U.S. dollars using the relevant exchange rates as of September 30, 2026 and March 31, 2026, as applicable. Additionally, the amounts in this section that are presented in “C$” (Canadian dollar) were converted into U.S. dollars solely for the convenience based on the exchange rate on September 30, 2026. These translations should not be construed as representations that the converted amounts actually represent such U.S. dollar amounts or that they could be converted into U.S. dollars at the rates indicated.
Summary of Outstanding Debt
The table below presents a summary of our outstanding debt by various funding sources:

			Weighted average contractual interest rate (1)
	September 30, 2026	March 31, 2026	September 30, 2026	March 31, 2026

	(U.S. dollars in millions)
United States Segment
Unsecured debt:
Commercial paper	$4,576	$2,259	4.09%	3.99%
Bank loans	1,000	1,000	4.80%	4.48%
Public MTN Program	38,134	40,726	4.11%	3.91%
Total unsecured debt	43,710	43,985
Secured debt	15,545	14,783	4.36%	4.38%
Total debt	$59,255	$58,768

Canada Segment
Unsecured debt:
Commercial paper	$1,042	$670	2.74%	2.49%
Bank loans	1,597	1,382	3.18%	3.19%
Other debt	2,911	3,407	3.96%	3.74%
Total unsecured debt	5,550	5,459
Secured debt	881	561	3.02%	3.12%
Total debt	$6,431	$6,020

Consolidated
Unsecured debt:
Commercial paper	$5,618	$2,929	3.84%	3.64%
Bank loans	2,597	2,382	3.80%	3.73%
Public MTN Program	38,134	40,726	4.11%	3.91%
Other debt	2,911	3,407	3.96%	3.74%
Total unsecured debt	49,260	49,444
Secured debt	16,426	15,344	4.29%	4.33%
Total debt	$65,686	$64,788
______________________

(1)Weighted average contractual interest rates for commercial paper are bond equivalent yields. Contractual interest rates approximate effective yields.
Commercial Paper
As of September 30, 2026, we had commercial paper programs in the United States of $8.5 billion and in Canada of C$2.5 billion ($1.8 billion). Interest rates on the commercial paper are fixed at the time of issuance. During the six months ended September 30, 2026, consolidated commercial paper month-end outstanding principal balances ranged from $3.5 billion to $5.6 billion.

Bank Loans
During the six months ended September 30, 2026, AHFC entered into a $500 million floating rate term loan agreement. HCFI entered into loan agreements totaling C$500 million ($352 million). As of September 30, 2026, we had bank loans denominated in U.S. dollars and Canadian dollars with floating interest rates, in principal amounts ranging from $105 million to $500 million. As of September 30, 2026, the remaining maturities of all bank loans outstanding ranged from 173 days to approximately 4.5 years. The weighted average remaining maturities of all bank loans was 2.6 years as of September 30, 2026.
Our bank loans contain customary restrictive covenants, including limitations on liens, mergers, consolidations and asset sales, and a financial covenant that requires us to maintain positive consolidated tangible net worth. In addition to other customary events of default, the bank loans include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. All of these covenants and events of default are subject to important limitations and exceptions under the agreements governing the bank loans. As of September 30, 2026, management believes that AHFC and HCFI were in compliance with all covenants contained in our bank loan agreements.
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
MTNs may have original maturities of 9 months or more from the date of issue, may be interest-bearing with either fixed or floating interest rates, or may be discounted notes. During the six months ended September 30, 2026, AHFC issued notes totaling $3.8 billion. The weighted average remaining maturities of all MTNs was 2.6 years as of September 30, 2026.
MTNs are issued pursuant to an indenture, which requires AHFC to comply with certain covenants, including negative pledge provisions and restrictions on AHFC’s ability to merge, consolidate or transfer substantially all of its assets or the assets of its subsidiaries, and includes customary events of default. As of September 30, 2026, management believes that AHFC was in compliance with all covenants under the indenture.
The table below presents a summary of outstanding debt issued under our Public MTN Program by currency:

	September 30, 2026	March 31, 2026

	(U.S. dollars in millions)
U.S. dollar	$29,433	$29,715
Euro	6,385	8,703
Sterling	2,316	2,308
Total	$38,134	$40,726
Other Debt
HCFI issues privately placed Canadian dollar denominated notes, with either fixed or floating interest rates. During the six months ended September 30, 2026, HCFI did not issue any notes. As of September 30, 2026, the remaining maturities of all of HCFI’s Canadian notes outstanding ranged from 247 days to approximately 4.4 years. The weighted average remaining maturities of these notes was 2.6 years as of September 30, 2026.
The notes are issued pursuant to the terms of an indenture, which requires HCFI to comply with certain covenants, including negative pledge provisions, and includes customary events of default. As of September 30, 2026, management believes that HCFI was in compliance with all covenants contained in the privately placed notes.

Secured Debt
Asset-Backed Securities and Loans
We enter into securitization transactions for funding purposes. Our securitization transactions involve transferring pools of retail loans and beneficial interests in operating leases to bankruptcy-remote special purpose entities (SPEs). The SPEs are established to accommodate securitization structures, which have the limited purpose of acquiring assets, issuing asset-backed securities or loans, and making payments on the secured debt. Assets transferred to SPEs are considered legally isolated from us and the claims of our creditors. We continue to service the securitized retail loans and operating leases. Investors in the secured debt issued by an SPE only have recourse to the assets of such SPE and do not have recourse to the assets of AHFC, HCFI, or our other subsidiaries or to other SPEs. The assets of SPEs are the only source of funds for repayment on the secured debt.
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
During the six months ended September 30, 2026, we issued secured debt through asset-backed securitizations totaling $6.1 billion, which were secured by assets with an initial balance of $6.9 billion.
Credit Agreements
Syndicated Bank Credit Facilities
AHFC maintains an $8.5 billion syndicated bank credit facility that includes a $2.8 billion 364-day credit agreement, which expires on February 19, 2027, a $2.8 billion credit agreement, which expires on February 20, 2029, and a $2.8 billion credit agreement, which expires on February 20, 2031. As of September 30, 2026, no amounts were drawn upon under the AHFC credit agreements. AHFC intends to renew or replace these credit agreements prior to or on their respective expiration dates.
HCFI maintains a C$2.0 billion ($1.4 billion) syndicated bank credit facility that includes a C$1.0 billion ($703 million) credit agreement, which expires on March 25, 2027 and a C$1.0 billion ($703 million) credit agreement, which expires on March 25, 2029. As of September 30, 2026, no amounts were drawn upon under the HCFI credit agreements. HCFI intends to renew or replace these credit agreements prior to or on the expiration dates.

These credit agreements contain customary conditions to borrowing and customary restrictive covenants, including limitations on liens and limitations on mergers, consolidations and asset sales, and limitations on affiliate transactions. These credit agreements also require AHFC and HCFI to maintain a positive consolidated tangible net worth as defined in their respective credit agreements. These credit agreements, in addition to other customary events of default, include cross-default provisions and provisions for default if HMC does not maintain ownership, whether directly or indirectly, of at least 80% of the outstanding capital stock of AHFC or HCFI, as applicable. In addition, each of the AHFC and HCFI credit agreements contain provisions for default if HMC’s obligations under the HMC-AHFC Keep Well Agreement or the HMC-HCFI Keep Well Agreement, as applicable, become invalid, voidable, or unenforceable. All of these conditions, covenants and events of default are subject to important limitations and exceptions under the agreements governing the credit agreements. As of September 30, 2026, management believes that AHFC and HCFI were in compliance with all covenants contained in the respective credit agreements.
Other Credit Agreements
AHFC maintains other committed lines of credit that allow the Company access to an additional $1.0 billion in unsecured funding with two banks. These credit agreements contain customary covenants, including limitations on liens, mergers, consolidations and asset sales and a requirement for AHFC to maintain a positive consolidated tangible net worth. As of September 30, 2026, no amounts were drawn upon under these credit agreements. These credit agreements expire in September 2027. The Company intends to renew or replace these credit agreements prior to or on their respective expiration dates.
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

•cause each of AHFC and HCFI to, on the last day of each of AHFC’s and HCFI’s respective fiscal years, have a positive consolidated tangible net worth (with “tangible net worth” meaning (a) shareholders’ equity less (b) any intangible assets, as determined in accordance with GAAP with respect to AHFC and generally accepted accounting principles in Canada with respect to HCFI); and

•ensure that, at all times, each of AHFC and HCFI has sufficient liquidity and funds to meet their payment obligations under any Debt (with “Debt” defined as AHFC’s or HCFI’s debt, as applicable, for borrowed money that HMC has confirmed in writing is covered by the respective Keep Well Agreement) in accordance with the terms of such Debt, or where necessary, HMC will make available to AHFC or HCFI, as applicable, or HMC will procure for AHFC or HCFI, as applicable, sufficient funds to enable AHFC or HCFI, as applicable, to pay its Debt in accordance with its terms. AHFC or HCFI Debt does not include the notes issued by SPEs in connection with AHFC’s or HCFI’s secured financing transactions, any related party debt or any indebtedness outstanding as of September 30, 2026 under AHFC’s and HCFI’s bank loan agreements.
As consideration for HMC’s obligations under the Keep Well Agreements, we have agreed to pay HMC a quarterly fee based on the amount of outstanding Debt pursuant to Support Compensation Agreements, dated April 1, 2019. We incurred expenses of $24 million during both the three months ended September 30, 2026 and 2025, and $48 million and $47 million during the six months ended September 30, 2026 and 2025, respectively, pursuant to these Support Compensation Agreements.
Indebtedness of Consolidated Subsidiaries
As of September 30, 2026, AHFC and its consolidated subsidiaries had $74.4 billion of outstanding indebtedness and other liabilities, including current liabilities, of which $22.3 billion consisted of indebtedness and liabilities of our consolidated subsidiaries. None of AHFC’s consolidated subsidiaries had any outstanding preferred equity.

Material Cash Requirements
The following table summarizes our material cash requirements from contractual obligations, excluding lending commitments to dealers and derivative obligations, for the periods indicated:

	Payments due for the twelve month periods ending September 30,
	Total	2027	2028	2029	2030	2031	Thereafter

	(U.S. dollars in millions)
Unsecured debt obligations (1)	$49,370	$15,739	$11,936	$7,169	$3,185	$6,491	$4,850
Secured debt obligations (1)	16,450	8,529	5,408	2,221	292	—	—
Interest payments on debt (2)	6,192	2,183	1,488	937	655	458	471
Total	$72,012	$26,451	$18,832	$10,327	$4,132	$6,949	$5,321
_______________________

(1)Debt obligations reflect the remaining principal obligations of our outstanding debt and do not reflect unamortized debt discounts and fees. Projected repayment schedule of secured debt reflects payment performance assumptions on underlying assets. Foreign currency-denominated debt principal is based on exchange rates as of September 30, 2026.
(2)Interest payments on floating rate and foreign currency-denominated debt based on the applicable floating rates and/or exchange rates as of September 30, 2026.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2026, and each has concluded that such disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Incorporated herein by reference to the same numbered Exhibit filed with our current report on Form 8-K, dated August 8, 2025.
1.2	Confirmation and Accession Letters, each dated June 18, 2026, between American Honda Finance Corporation and BBVA Securities Inc., CIBC World Markets Corp., and Truist Securities, Inc.	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated August 11, 2026.
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

4.5	Indenture, dated September 5, 2013, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit number 4.1 filed with our registration statement on Form S-3, dated September 5, 2013.
4.6	First Supplemental Indenture, dated February 8, 2018, between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit number 4.6 filed with our quarterly report on Form 10-Q, dated February 8, 2018.
4.7	Second Supplemental Indenture, dated August 11, 2026 between American Honda Finance Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to the same numbered Exhibit filed with our quarterly report on Form 10-Q, dated August 11, 2026.
4.8	Form of Fixed Rate Medium-Term Note, Series A.	Incorporated herein by reference to Exhibit number 4.1 filed with our current report on Form 8-K, dated August 8, 2025.
4.9	Form of Floating Rate Medium-Term Note, Series A.	Incorporated herein by reference to Exhibit number 4.2 filed with our current report on Form 8-K, dated August 8, 2025.
31.1	Certification of Principal Executive Officer	Filed herewith.
31.2	Certification of Principal Financial Officer	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 12, 2026

AMERICAN HONDA FINANCE CORPORATION

By:	/s/ Jon Oda
Jon Oda
Vice President (Principal Financial Officer and Principal Accounting Officer)